Form 10-Q
period 1995-03-31
CRYOMEDICAL SCIENCES INC
filed 1995-05-15
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20459


                                   FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For The Quarterly Period Ended March 31, 1995     Commission File Number 0-18170
                               --------------                            -------


                          CRYOMEDICAL SCIENCES, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                       94-3076866
        --------                                       ----------
(State of Incorporation)                        (IRS Employer I.D. Number)


                               1300 Piccard Drive
                                   Suite 102
                           Rockville, Maryland  20850
                           --------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code (301) 417-7070
                                                          --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    ----      -----

24,845,431 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of April 30, 1995.

                          CRYOMEDICAL SCIENCES, INC.
                                  FORM 10-Q
                         QUARTER ENDED MARCH 31, 1995

                                    INDEX


 Part I.     Financial Information                                  Page No.
                                                                    --------
             Item 1.   Financial Statements

                        Consolidated Balance Sheets at
                         March 31, 1995 and
                         June 30, 1994                                3

                        Consolidated Statements of
                        Operations for the Three Months
                         and Nine Months ended March 31,
                         1995 and 1994.                               4

                        Consolidated Statements of
                         Cash Flows for the Nine
                         Months ended March 31,
                         1995 and 1994.                               5

                        Notes to Consolidated Condensed
                         Financial Statements                        6-10

              Item 2.   Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations                  11-15


 Part II.     Other Information

              Item 1.   Legal Proceedings                           16-17

              Item 6.   Exhibits and Reports on Form 8-K             17


 Signatures                                                          18

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                          March 31,                  June 30,
                                                                            1995                       1994
                                                                       -------------             ------------
                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $   1,480,300             $  2,426,467
     Short-term investments                                                  100,310                   97,424
     Receivables                                                           3,428,480                2,969,837
     Inventories                                                           2,460,970                2,131,289
     Prepaid expenses and other                                              372,553                  291,031
                                                                       -------------             ------------

         TOTAL CURRENT ASSETS                                              7,842,613                7,916,048

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - less accumulated
     depreciation and amortization of $907,062 and $593,030                1,162,305                1,171,651

OTHER ASSETS                                                                  18,727                   18,727
                                                                       -------------             ------------

                                                                       $   9,023,645             $  9,106,426
                                                                       =============             ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                             $   2,236,120             $  1,823,298
     Accrued vacation                                                        179,095                  153,941
     Customer deposits                                                        50,000                   60,000
     Warranty reserves                                                       282,000                  245,800
     Extended warranties - current                                           781,250                  507,750
     Current portion of capital lease obligations
         and notes payable                                                    33,583                    9,014
                                                                       -------------             ------------

         TOTAL CURRENT LIABILITIES                                         3,562,048                2,799,803

EXTENDED WARRANTIES                                                          959,521                  934,371
DEFERRED RENT                                                                 19,966                   18,161
CAPITAL LEASE OBLIGATIONS AND NOTES
     PAYABLE, net of current portion                                          37,438                   30,598
                                                                       -------------             ------------

         TOTAL LIABILITIES                                                 4,578,973                3,782,933
                                                                       -------------             ------------

COMMITMENTS AND CONTINGENCIES:

9% SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
     Par value $.001, liquidation value $.50 per share;
     authorized, 621,000 shares; issued and outstanding, none                 -                        -

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001;
         authorized, 9,379,000 shares; issued and outstanding, none           -                        -
     Common Stock, par value $.001; authorized,
         50,000,000 shares; issued and outstanding,
         24,845,431 and 24,427,009 shares                                     24,845                   24,427
     Additional paid-in capital                                           25,898,566               25,358,302
     Accumulated deficit                                                 (21,437,737)             (20,019,640)
     Notes receivable from officers, including accrued interest              (41,002)                 (39,596)
                                                                       -------------             ------------

             TOTAL STOCKHOLDERS' EQUITY                                    4,444,672                5,323,493
                                                                       -------------             ------------

                                                                       $   9,023,645             $  9,106,426
                                                                       =============             ============

           See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                             Three months ended                               Nine months ended
                                                  March 31,                                       March 31,
                                     --------------------------------------         -------------------------------------
                                          1995                    1994                   1995                   1994
                                     --------------          --------------         --------------         --------------
SALES & OTHER REVENUES                 $ 3,025,520            $  2,798,643          $  10,921,890           $  9,883,810

COST OF SALES                            1,222,422               1,525,893              5,042,619              5,484,802
                                      ------------           -------------          -------------          -------------

GROSS PROFIT                             1,803,098               1,272,750              5,879,271              4,399,008
                                      ------------           -------------          -------------          -------------

OPERATING EXPENSES:

       Research and development            682,383                 549,963              2,288,630              1,946,554

       Sales and marketing               1,003,525                 912,312              2,812,246              2,498,004

       General and administrative          766,080               1,007,915              2,229,250              2,292,781
                                     -------------           -------------          -------------          -------------

TOTAL OPERATING EXPENSES                 2,451,988               2,470,190              7,330,126              6,737,339
                                     -------------           -------------          -------------          -------------

OPERATING LOSS                            (648,890)             (1,197,440)            (1,450,855)            (2,338,331)

INTEREST INCOME, net of
       interest expense                      3,571                     824                 32,759                 22,264
                                      ------------            ------------          -------------           ------------

NET LOSS                              $   (645,319)           $ (1,196,616)         $  (1,418,096)          $ (2,316,067)
                                      ============            ============          =============           ============

WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING               24,833,633              22,673,442             24,659,112             22,572,151
                                       ===========            ============          =============           ============

NET LOSS PER SHARE                    $     ( 0.03)           $      (0.05)         $       (0.06)          $      (0.10)
                                      ============            ============          =============           ============



           See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                        Nine months ended
                                                                                             March 31,
                                                                               ------------------------------------
                                                                                    1995                  1994
                                                                               --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                    $(1,418,096)           $(2,316,067)
                                                                                 -----------            -----------

     Adjustments to reconcile net loss to
        net cash used in operating activities:
             Increase in warranty reserves                                            36,200                 33,200
             Depreciation and amortization                                           314,031                239,509
     Changes in assets and liabilities:
             (Increase) decrease in receivables                                     (458,643)                40,952
             Increase in inventories                                                (329,681)              (881,784)
             Increase in prepaid expenses
               and other assets                                                      (81,522)              (116,207)
             Increase in accounts payable,
               accrued expenses, and deferred rent                                   439,781                422,623
             Decrease in customer deposits                                           (10,000)               (40,000)
             Increase in extended warranties                                         298,650                717,562
                                                                                 -----------            -----------

                       Total Adjustments                                             208,816                415,855
                                                                                 -----------            -----------

NET CASH USED IN OPERATING ACTIVITIES                                             (1,209,280)            (1,900,212)
                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                             (100,310)               (97,424)
     Maturities of short-term investments                                             97,424              1,094,548
     Purchase of equipment                                                          (304,686)              (272,979)
                                                                                 -----------            -----------

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                (307,572)               724,145
                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes receivable from officers                                       (1,406)                (1,406)
     Increase (decrease) of notes payable                                             31,409                 (2,157)
     Common stock issued for cash                                                    110,692                122,140
     Common stock issuance costs                                                      -                      (5,992)
     Exercise of private placement unit purchase options                              -                     121,500
     Exercise of IPO Unit Purchase Options & underlying warrants                     429,990                 -
                                                                                 -----------            -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            570,685                234,085
                                                                                 -----------            -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (946,167)              (941,982)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,426,467              1,976,784
                                                                                 -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 1,480,300            $ 1,034,802
                                                                                 ===========            ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                      $    12,453            $     6,720
                                                                                 ===========            ===========


           See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 FOR THE PERIODS ENDED MARCH 31, 1995 AND 1994

A.    GENERAL

      Cryomedical Sciences, Inc. ("CMS") and its wholly owned subsidiary Cryo Instruments, Inc. ("CII"), collectively referred to as the "Company," is engaged in the research, development, manufacturing and marketing of products for use in the field of hypothermic (low-temperature) medicine.

      The Consolidated Balance Sheet as of March 31, 1995, the Consolidated Statements of Operations for the three and nine month periods ended March 31, 1995 and 1994, and the Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 1995 and 1994, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1995, and for all periods then ended, have been made. All adjustments made were of a normal recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 1994 included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

      The results of operations for the periods ended March 31, 1995 are not necessarily indicative of the operating results anticipated for the fiscal year ending June 30, 1995.

B.    NET LOSS PER SHARE

      Net loss per share is based on the weighted average number of common shares outstanding during the three months and nine months ended March 31, 1995 and 1994. No effect has been given to unexercised stock options or warrants because the effect would be antidilutive.

C.    CONTINGENCIES

      In January 1994, the Company received correspondence from the Food and Drug Administration (FDA) denying 510(k) premarket clearance for the CMS Urethral Warmer (the "Warmer"), an optional cryosurgical accessory device intended to

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 FOR THE PERIODS ENDED MARCH 31, 1995 AND 1994
                                  (continued)

C.    CONTINGENCIES  (continued)

      protect the urethra from low temperature damage during urological cryosurgery procedures. According to such correspondence, the Warmer would require premarket approval ("PMA") prior to commencement of the marketing thereof. Subsequently, the FDA indicated that it would reconsider 510(k) clearance for the Warmer if the Company met certain conditions.

      On April 1, 1994, in accordance with one of the FDA conditions, the Company submitted an Investigational Device Exemption ("IDE") application for the Warmer. The Company received conditional approval from the FDA for the IDE on May 2, 1994. Any investigational sites which were using the Warmer pursuant to the prior "abbreviated" IDE and which are not part of the current study under the IDE, cannot continue using the Warmer unless and until CMS receives 510(k) clearance subsequent to the completion of the current study.

      The Company intends to complete the submission of a new 510(k) application for the Warmer, another one of the FDA's conditions, designating the Warmer as an "accessory" to the previously cleared CMS AccuProbe System or other cryosurgical devices for use in general urological procedures. Until regulatory clearance is received for the Warmer, the Company will market the CMS AccuProbe System without providing any such Warmers.

      During the quarter ended March 31, 1994, in which quarter the Company announced receipt of the correspondence from the FDA denying 510(k) premarket clearance for the Warmer, CMS AccuProbe System sales in the urological field slowed significantly. The Company believes that this was due, in part, to the uncertainty regarding the status of the Warmer and the availability of alternatives. For subsequent quarters since March 31, 1994, sales of AccuProbe Systems for use in the urological field have returned to higher levels. The Company believes that the use of alternative warming methods has resulted in recent reports of increased complications related to the urethral warming procedure. The Company believes that these anecdotal reports of increased complications may be affecting the rate of sales of AccuProbe Systems. In this regard, the Company cannot predict the impact that alternative warming methods may have on future sales of AccuProbe Systems. The Company also believes that the lack of uniform medical insurance reimbursement policies, which policies have not yet been established, was the most significant factor affecting sales of AccuProbe Systems during the last twelve months.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 FOR THE PERIODS ENDED MARCH 31, 1995 AND 1994
                                  (continued)

C.    CONTINGENCIES  (continued)

      On March 31, 1994, the Company received a warning letter from the FDA concerning promotional materials for the CMS AccuProbe System. The letter stated that FDA "has determined that these materials contain statements, suggestions, and implications which are misleading because they promote the product beyond its intended use." The letter from the FDA took issue with the promotion of the AccuProbe System specifically for the "treatment" of "prostate cancer," and generally for the "treatment" of "any specific disease state." The Company responded to the FDA by notifying FDA that it did not promote the AccuProbe for the "treatment" of any disease and that prior correspondence with FDA had led the Company to believe that use of the words "prostate" and "cancer" were permitted in this instance given the contents of the Company's original 510(k) submission, the nature of the predicate device upon which the 510(k) was based, and the fact that the device had received clearances in the fields of urology and oncology. Nonetheless, the Company agreed to modify its promotional materials in a way which it believes brings it into compliance with the Agency's request. The Company does not believe that any modifications to its promotional materials will have a significant long term impact on future sales of the AccuProbe System.

      In April 1994, present or former stockholders of the Company filed several suits against the Company, its President and CEO and two other directors in the United States District Court for the District of Maryland. The suits were subsequently consolidated under Case No. AW-94-873, and a consolidated amended complaint was filed. The plaintiffs sought to have the consolidated action designated as a class action on behalf of all persons who purchased the Company's stock between September 13, 1991 and April 4, 1994. The plaintiffs claimed that, during that period, the defendants violated the federal securities laws and the common law by failing to make accurate public disclosures regarding the need for, and status of, FDA clearance of the CMS Urethral Warmer, an optional accessory device intended to protect the urethra during urological cryosurgery procedures, and by failing to make accurate public disclosures regarding the prospect that FDA would later take the position that it was improper for the Company to promote the CMS AccuProbe System for the "treatment" of "prostate cancer," and generally for the "treatment" of "any specific disease state." The plaintiffs claimed that the market price of the Company's stock was inflated as a result of the defendants' alleged failure to make accurate public disclosures. In addition, the plaintiffs asserted that the individual defendants

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 FOR THE PERIODS ENDED MARCH 31, 1995 AND 1994
                                  (continued)

C.    CONTINGENCIES  (continued)

      violated the federal securities laws by selling Company stock at inflated prices during the alleged class period. The plaintiffs sought damages in unspecified amounts, prejudgment interest, and an award of attorneys' fees and experts' fees. On November 4, 1994, the defendants moved to dismiss the consolidated amended complaint. On April 26, 1995, the Court dismissed a major portion of the action. The Court dismissed the plaintiffs' claims against the individual defendants in their entirety. The Court also dismissed the plaintiffs' claims relating to the Company's 1991 and 1993 annual reports and dismissed the plaintiffs' state law claims in their entirety. The Court ruled that the plaintiffs are entitled to proceed solely with regard to the question of whether the Company should have made a public disclosure in October 1992 when it applied for FDA clearance for the CMS Urethral Warmer, and whether the Company should have included a description in its 1992 annual report of the relationship between the Urethral Warmer and the CMS AccuProbe. The Company believes the suits are without merit and intends to defend its position vigorously.

      On April 26, 1995, the Company received notice that Cryogenic Technology Limited ("Cryotech"), a competitor of the Company, had filed suit against the Company in the United States District Court for the District of Maryland, Civil Action No. JFM-95-1018. Cryotech seeks a declaration that one of the Company's patents is invalid or that Cryotech is not infringing any valid claims of the patent. The patent covers certain aspects of the cryoprobes which are used with the CMS AccuProbe System. The action was prompted by repeated correspondence from the Company to Cryotech in which the Company asserted that the cryoprobes which are used with Cryotech's cryosurgical system are infringing the Company's patent. The Company believes that Cryotech's claims of invalidity and lack of infringement are without merit. The Company intends to defend the matter vigorously and to file a counterclaim seeking damages for infringement.

D.    TRANSACTIONS AFFECTING COMMON STOCK

      In August 1994, warrants issued in 1989 in connection with the acquisition of CII by CMS were exercised, resulting in the issuance of 75,000 shares of Common Stock. The Company also issued 7,500 shares of Common Stock in August 1994 in connection with the exercise of 1,500 Unit Purchase Options issued in 1989 in connection with the Company's initial public offering.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 FOR THE PERIODS ENDED MARCH 31, 1995 AND 1994
                                  (continued)

D.    TRANSACTIONS AFFECTING COMMON STOCK  (continued)


      In October and November 1994, the Company issued 283,500 shares of Common Stock in connection with the exercise of (i) 17,900 Unit Purchase Options issued in 1989 in connection with the Company's initial public offering;
      (ii) 97,000 Class A Warrants included in the Units and (iii) 97,000 Class B Warrants issuable upon the exercise of the Class A Warrants.

      In November 1994, warrants issued in 1991 in connection with a consulting agreement were exercised, resulting in the issuance of 13,000 shares of Common Stock.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


      The Company was incorporated on November 5, 1987. On August 31, 1989, it completed the acquisition of Cryo Instruments, Inc. ("CII") and CII became a wholly-owned subsidiary of the Company. CII has been inactive since June 30, 1990. All activities previously conducted by CII were transferred to CMS as of July 1, 1990.

      The Company is engaged in the research, development, manufacture and marketing of products for use in the field of hypothermic (low-temperature) medicine. The Company has developed a cryosurgical system, called the CMS AccuProbe(R) System (the "AccuProbe"), which is a sophisticated cryosurgical device designed to freeze and destroy unwanted (diseased) tissue. The initial clinical focus of physicians with respect to the AccuProbe has been in the fields of urology and general surgery, primarily to destroy tissue which cannot be removed surgically or in which typical surgery offers extensive adverse side effects. The Company plans to further test and market its AccuProbe in certain of the various fields for which the device received clearance from the FDA in April 1991. The CMS AccuProbe is cleared for marketing in the fields of dermatology, general surgery, neurosurgery, thoracic surgery, ENT, gynecology, oncology, proctology and urology.

RESULTS OF OPERATIONS

      Sales and other operating revenues for the three and nine months ended March 31, 1995 totaled $3,025,520 and $10,921,890, respectively, compared to $2,798,643 and $9,883,810, respectively, for the comparable periods of the prior fiscal year. The Company's operating revenues in the three months ended March 31, 1995 included sales of 9 CMS AccuProbe Systems, disposable probes and other accessories. Sales for the three months ended March 31, 1994 included 6 AccuProbe Systems, in addition to disposable probes and other accessory products. Operating revenues for the nine months ended March 31, 1995 included sales of 33 AccuProbe Systems, disposable probes and other accessories compared to sales of 35 systems, disposable probes and other accessories in the comparable period of the prior fiscal year. Revenues in the three and nine month periods ended March 31, 1995 reflect increases in the prices of AccuProbe Systems and single-use probes effective in the second quarter of fiscal 1994 and increases in warranty revenues due to the larger installed base of AccuProbe Systems. Increases in revenues have been somewhat limited by a decrease in average probe usage per AccuProbe System which the Company believes is due to limited insurance reimbursement for cryosurgical procedures as described below. Through March 31, 1995, the Company has sold a total of 114 AccuProbe Systems since the product was introduced in June 1992.

      Included in sales and other operating revenues are ultrasound systems produced by third party manufacturers and sold in conjunction with certain AccuProbe Systems as a convenience to the customer. Ultrasound revenue for the three and nine months ended

March 31, 1995 totaled $59,900 and $732,188, respectively, compared to $160,100 for both comparable periods of the prior fiscal year.

      Gross Profits for all products for the three months ended March 31, 1995 totaled $1,803,098, or 60% of sales, compared to gross profits of $1,272,750, or 45% of sales, for the three months ended March 31, 1994. For the nine months ended March 31, 1995 gross profits totaled $5,879,271, or 54% of sales, compared to gross profits of $4,399,008, or 45% of sales, for the comparable period of the prior fiscal year. Gross profit margins have increased as manufacturing processes and service procedures were standardized and costs were reduced. The increases in gross profit margin experienced in the periods ended March 31, 1995 were also due in part to the manufacture of a greater number of AccuProbe Systems than were sold in these periods and the capitalization into inventory of the related costs of manufacture. In addition, beginning in July 1993, the Company instituted price increases and all sales since October 1, 1993 reflected increased prices. The Company does not anticipate further increases in gross profits as a percent of sales during the year ending June 30, 1995.

      Gross profits for the Company's products excluding ultrasound systems ("CMS Products") for the three months ended March 31, 1995 totaled $1,799,758, or 61% of sales of CMS Products, compared to $1,387,249, or 53% of sales of CMS Products, for the comparable period of the prior fiscal year. Gross profits for CMS Products for the nine months ended March 31, 1995 totaled $5,832,569, or 57% of sales of CMS Products, compared to $4,513,508, or 46% of sales of CMS Products, in the comparable period of the prior fiscal year. Ultrasound gross profits for the three and nine months ended March 31, 1995 totaled $3,340 and $46,702, respectively, and averaged 6% of sales for both periods, compared to a loss of $114,500 for the comparable periods of the prior fiscal year.

      Research and development expenses for the three months ended March 31, 1995 totaled $682,383, an increase of 24% compared to $549,963 for the comparable period of the prior fiscal year. Research and development expenses increased for the three month period ended March 31, 1995 due to the awarding by the Company of increased levels of research grants to outside facilities pertaining to various CMS AccuProbe applications. Research and development expenses for the nine months ended March 31, 1995 totaled $2,288,630, an increase of 18% compared to $1,946,554 in the comparable period of the prior fiscal year. Research and development expenses increased during the nine month period ended March 31, 1995 due to increased product development expenses incurred in connection with improvements in the single-use probe manufacturing process and increased levels of research grants to outside facilities pertaining to various CMS AccuProbe applications. The Company expects research and development expenses to continue at a comparable level during the remainder of the fiscal year ending June 30, 1995, and thereafter to decrease based upon the cost reduction measures described below.

      Sales and marketing expenses for the three months ended March 31, 1995 totaled $1,003,525, an increase of 10% compared to $912,312 for the comparable period of the prior fiscal year. Sales and marketing expenses for the nine months ended March 31, 1995 totaled $2,812,246, an increase of 13% compared to $2,498,004 in the comparable period of the prior fiscal year. Sales and marketing expenses increased in the more recent periods due to additional staffing and increased marketing activity related to the CMS AccuProbe System. The Company expects sales and marketing expenses to continue at a comparable level during the remainder of the fiscal year ending June 30, 1995, and thereafter to decrease based upon the cost reduction measures described below.

      General and administrative expenses for three months ended March 31, 1995 totaled $766,080, a decrease of 24% compared to $1,007,915 for the comparable period of the prior fiscal year. General and administrative expenses for the nine months ended March 31, 1995 totaled $2,229,250, a decrease of 3% compared to $2,292,781 for the comparable period of the prior fiscal year. General and administrative expenses decreased in the more recent periods due to reduced consulting and investor relations expenses. The Company expects general and administrative expenses to continue to decrease based upon the cost reduction measures described below.

      As a result of the foregoing reductions in general and administrative expenses and increased gross profits from sales, which were partially offset by increases in Research and Development and Sales and Marketing expenses, the Company sustained lower net losses of $645,319 and $1,418,096, respectively, for the three and nine months ended March 31, 1995 compared to net losses of $1,196,616 and $2,316,067, respectively, in the comparable periods of the prior fiscal year.

      Sales of the AccuProbe are affected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe System. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe for urological cryosurgery. Currently Medicare considers urological cryosurgical procedures to be investigational and excludes such procedures from reimbursement, although Medicare carriers may pay for such procedures if the carriers decide that the use of the AccuProbe is appropriate for the patients involved. No national payment guidelines for such surgery have yet been established by either Medicare's Health Care Financing Administration ("HCFA") or by the National Blue Cross and Blue Shield Association. Therefore, insurer's reimbursement decisions are made on an insurer-by-insurer or case-by-case basis. While payments received by customers vary significantly by region and insurer, widespread formal reimbursement acceptance has yet to be achieved. When insurance coverage is not available, patients may either elect to pay for cryosurgical procedures themselves or undergo traditional therapies which are covered by their insurers. The Company cannot predict if or when national coverage guidelines for Medicare, Blue Cross and Blue Shield or any other insurance carriers will be instituted for this form of surgery. The uncertainty and added efforts required for the

Company's customers to secure payment may be impacting sales growth and utilization of AccuProbe Systems to some degree and, if so, may continue to do so unless and until formal national coverage guidelines are established. In this respect, the number of single-use probes sold in the nine months ended March 31, 1995 increased 7% compared with the number of probes sold in the comparable period of the prior fiscal year. However, the cumulative number of systems sold since the introduction of the AccuProbe increased 63% from 70 at March 31, 1994 to 114 at March 31, 1995, which could indicate a significantly reduced rate of probe usage per system on average. The Company believes such reduced rate of probe usage is likely due to the lack of uniform medical insurance reimbursement policies. Changes in probe inventories maintained by hospitals using AccuProbe Systems may influence the rate of sales of single-use probes, but the Company is usually not aware of such changes in hospital probe inventories.

In view of the operating losses suffered by the Company and the level of the Company's current liquid resources (see "Liquidity and Capital Resources" below), in May 1995 the Company undertook certain actions to reduce expense levels. Such actions include staff reductions of approximately 20%, salary reductions and other cost control measures. Such other cost control measures include a reduction in the amount of leased office space, reductions in the levels of research grants to outside facilities and reductions in other overhead expenses. The goal of these cost reduction measures is to reduce operating expenses to a level whereby the Company can achieve operating profits and a positive cash flow from operations, for which there can be no assurance of achieving. It is possible, however, that such expense reductions will be partially offset by increased legal and consulting expense in connection with the lawsuits included in Part II, Item I of this Form 10-Q and the FDA issues included in the Notes to the Consolidated Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1995, the Company had cash, cash equivalents, and short-term investments totaling $1,580,610 and working capital of $4,280,565, as compared to $2,523,891 and $5,116,245, respectively, at June 30, 1994. The Company's cash and working capital positions decreased from June 30, 1994 due primarily to the net loss of $1,418,096 sustained by the Company for the nine months ended March 31, 1995.

      In August 1994, warrants issued in 1989 in connection with the acquisition of CII by CMS were exercised, resulting in the issuance of 75,000 shares of Common Stock and net proceeds to the Company of $56,250. The Company also issued 7,500 shares of Common Stock in August 1994 in connection with the exercise of 1,500 Unit Purchase Options issued in 1989, resulting in net proceeds to the Company of $9,750.

      In October and November 1994, the Company issued 283,500 shares of Common Stock in connection with the exercise of (i) 17,900 Unit Purchase Options issued in 1989 in connection with the Company's initial public offering, (ii) 97,000 Class A Warrants included in the Units, and (iii) 97,000 Class B Warrants issuable upon the exercise of the Class A Warrants, resulting in gross proceeds to the Company of $420,240. In

November 1994, warrants issued in 1991 in connection with a consulting agreement were exercised, resulting in issuance of 13,000 shares of Common Stock and gross proceeds to the Company of $25,610.

      Capital expenditures for leasehold improvements, furniture and equipment totaled $304,686 in the nine months ended March 31, 1995, compared to $272,979 in the comparable period of the prior fiscal year. The Company expects to spend an additional $60,000 in the balance of the year ending June 30, 1995 for
equipment.   The Company does not expect significant capital expenditures for the fiscal year ending June 30, 1996, unless revenues increase significantly from current levels.

      The Company expects to incur substantial expenditures over the remainder of fiscal 1995 and in fiscal 1996 related to research, development, manufacturing and testing of its products and for sales and marketing efforts and other operating expenses. The Company's management believes that its current cash and working capital position will be sufficient to fund the operations of the Company for the next 12 months dependent, in part, on the level of sales revenues achieved, the level of sales and marketing activity engaged in by the Company, and the amounts of research funded by the Company. However, the Company expects to pursue various forms of short term financing to supplement working capital during fiscal 1995 and 1996 and possibly additional equity financing. Except for the sale of its products, the Company has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.

                           CRYOMEDICAL SCIENCES, INC.
                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              In April 1994, present or former stockholders of the Company filed several suits against the Company, its President and CEO and two other directors in the United States District Court for the District of Maryland. The suits were subsequently consolidated under Case No. AW-94-873, and a consolidated amended complaint was filed. The plaintiffs sought to have the consolidated action designated as a class action on behalf of all persons who purchased the Company's stock between September 13, 1991 and April 4, 1994. The plaintiffs claimed that, during that period, the defendants violated the federal securities laws and the common law by failing to make accurate public disclosures regarding the need for, and status of, FDA clearance of the CMS Urethral Warmer, an optional accessory device intended to protect the urethra during urological cryosurgery procedures, and by failing to make accurate public disclosures regarding the prospect that FDA would later take the position that it was improper for the Company to promote the CMS AccuProbe System for the "treatment" of "prostate cancer," and generally for the "treatment" of "any specific disease state." The plaintiffs claimed that the market price of the Company's stock was inflated as a result of the defendants' alleged failure to make accurate public disclosures. In addition, the plaintiffs asserted that the individual defendants violated the federal securities laws by selling Company stock at inflated prices during the alleged class period. The plaintiffs sought damages in unspecified amounts, prejudgment interest, and an award of attorneys' fees and experts' fees. On November 4, 1994, the defendants moved to dismiss the consolidated amended complaint. On April 26, 1995, the Court dismissed a major portion of the action. The Court dismissed the plaintiffs' claims against the individual defendants in their entirety. The Court also dismissed the plaintiffs' claims relating to the Company's 1991 and 1993 annual reports and dismissed the plaintiffs' state law claims in their entirety. The Court ruled that the plaintiffs are entitled to proceed solely with regard to the question of whether the Company should have made a public disclosure in October 1992 when it applied for FDA clearance for the CMS Urethral Warmer, and whether the Company should have included a description in its 1992 annual report of the relationship between the Urethral Warmer and the CMS AccuProbe. The Company believes the suits are without merit and intends to defend its position vigorously.

              On April 26, 1995, the Company received notice that Cryogenic Technology Limited ("Cryotech"), a competitor of the Company, had filed suit against the Company in the United States District Court for the District of Maryland, Civil Action No. JFM-95-1018. Cryotech seeks a declaration that one of the Company's patents is invalid or that Cryotech is not infringing any valid claims of the patent. The patent covers certain aspects of the cryoprobes which are used with the AccuProbe System. The action was prompted by repeated correspondence from the Company to Cryotech in which the Company asserted that the cryoprobes which are used with Cryotech's cryosurgical system are infringing the Company's patent. The Company believes that Cryotech's claims of invalidity and lack of infringement are without merit. The Company intends to defend the matter vigorously and to file a counterclaim seeking damages for infringement.

Item 6.       Exhibits and Reports on Form 8-K

              (a)         Exhibits

                          (27) Financial Data Schedule.

                          (99) Complaint by Cryogenic Technology Limited
                               against Cryomedical Sciences, Inc., dated
                               April 5, 1995.

              (b)         Reports on Form 8-K

                          No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Cryomedical Sciences, Inc.
                                          --------------------------------------
                                                         (Registrant)





Date:   May 15, 1995                                 /s/J. J. Finkelstein
                                          --------------------------------------
                                                       J. J. Finkelstein
                                                      President and Chief
                                                       Executive Officer
                                                 (Principal Executive Officer)




                                                 /s/Theodore D. Pennington
                                          --------------------------------------
                                                    Theodore D. Pennington
                                                        Vice President
                                                  Finance and Administration
                                              (Principal Financial Officer and
                                                Principal Accounting Officer)