Form 10-K405
period 1995-06-30
CRYOMEDICAL SCIENCES INC
filed 1995-10-13
CIK 834365

================================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                              -----------------

                                  FORM 10-K

(MARK ONE)
     / X /      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1995
                                              -------------
                                      OR

     /    /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-18170
                                               -------
                              -----------------

                          CRYOMEDICAL SCIENCES, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                                  94-3076866
                 --------                                                  ----------
         (State of Incorporation)                             (IRS Employer Identification Number)

1300 PICCARD DRIVE, SUITE 102, ROCKVILLE, MARYLAND                             20850
--------------------------------------------------                             -----
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                               (ZIP CODE)

                              -----------------

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (301) 417-7070
                                                           --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE
                                     ----

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   COMMON STOCK, PAR VALUE $.001 PER SHARE
                   ---------------------------------------
                                TITLE OF CLASS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

         As of September 20, 1995, the aggregate market value of voting stock held by nonaffiliates of the registrant was $74,267,076.

         As of September 20, 1995, there were 24,854,383 shares of Common Stock (par value $.001 per share) outstanding.

                      Documents Incorporated by Reference
                      -----------------------------------
                                Not Applicable

================================================================================

                                     PART I


ITEM 1.  BUSINESS


GENERAL

         Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, manufacture and marketing of products for use in the field of low-temperature medicine.

         The Company has developed a cryosurgical system, called the CMS AccuProbe(R) System (the "AccuProbe"), which is a sophisticated cryosurgical device designed to freeze and destroy diseased tissue, including that which cannot be removed surgically or in which typical surgery offers extensive adverse side effects. The initial clinical focus of physicians with respect to the AccuProbe has been in the field of urology and general surgery. The Company plans to further test its AccuProbe in the various fields for which the device received clearance from the FDA in April 1991, including the fields of dermatology, general surgery, neurosurgery, thoracic surgery, ENT, gynecology, proctology, oncology, and urology.

         The Company completed initial development of the AccuProbe in 1992 and has commenced marketing this system to hospitals, surgeons and radiologists in the United States and abroad. The first AccuProbe system was shipped to a customer in June 1992; 41 systems were sold in the fiscal year ended June 30, 1995, 46 systems were sold in the fiscal year ended June 30, 1994, and 35 systems were sold in fiscal year ended June 30, 1993. In addition to the AccuProbe, the Company sells single use probes and other disposables used with the AccuProbe and offers service warranty contracts. Sales and other revenues totaled $13,594,186, $13,438,494, and $5,875,827 in the fiscal years ended June 30, 1995, June 30, 1994 and June 30, 1993, respectively.

         The Company is also attempting to develop hypothermic synthetic blood substitute solutions (the "Solutions") designed to maintain the fluid and chemical balances of human organs while body temperature is significantly lowered. The Company hopes to develop applications for the Solutions which may enable surgeons to perform certain medical procedures at reduced temperatures. The use of the Solutions in lieu of blood at low temperatures may extend the time during which the body can survive extended periods of cardiac arrest, and thereby permit certain lengthy and complex surgical procedures. The Solutions may also be useful for increasing the period of time during which organs or other tissue may be preserved for transplantation and may be useful in the treatment of trauma victims.

         Although the Solutions continue to be tested in laboratory settings, development of products for commercial application has not been completed. Development of the Solutions is at the laboratory and preclinical stage and is expected to remain so for the foreseeable future. In view of the Company's emphasis on the marketing of the AccuProbe, in the recent past the Company has not devoted significant resources to the development of the Solutions and does not contemplate doing so for at least the near term. The Company hopes to market the Solutions, if successfully developed, to hospitals, clinics, transplant centers, and surgeons in the United States and abroad.

         Because of the high cost of medical research and development, the Company is required to utilize the facilities and services of one or more hospitals and universities to supplement its research and development efforts. In this regard, certain limited experimentation with respect to the AccuProbe and the Solutions has been conducted on the Company's behalf at Allegheny-Singer Research Institute ("ASRI"), a subsidiary of Allegheny Health Services, Pittsburgh, Pennsylvania and, with respect to the Solutions, at the State University of New York at Binghamton ("SUNY"). In August 1989, the Company entered into a Research Project Management Services Agreement with ASRI, pursuant to which ASRI agreed to conduct further research on behalf of the Company over a two year period, which period was extended, by amendment, to June 30, 1995. The research relationship between the Company and ASRI has continued, and the Company is considering whether or not to request a further extension of the agreement. The Company has expended $2,095,670 through June 30, 1995 in connection with this agreement and subsequent activities with ASRI.

         For the fiscal years ended June 30, 1995, June 30, 1994, and June 30, 1993, the total research and development expenses of the Company were $2,899,686, $2,506,349, and $3,151,368, respectively.

         The Company was incorporated in Delaware in November 1987. On August 31, 1989, the Company completed the acquisition of Cryo Instruments, Inc. ("CII"), and CII became a wholly owned subsidiary of the Company. Unless the context requires otherwise, references to the Company include CII. The Company's principal executive offices are located at 1300 Piccard Drive, Suite 102, Rockville, Maryland 20850, and its telephone number is (301) 417-7070.


CMS ACCUPROBE SYSTEM

BACKGROUND AND TECHNOLOGICAL OVERVIEW

         Cryosurgery is a surgical procedure that uses freezing temperatures to destroy unwanted tissue by circulating a refrigerant through the tip of a cryoprobe (an instrument for applying extreme cold to tissue) inserted directly into the tissue to be destroyed. Historically, there were three major problems that hindered the efficient application of cryosurgery to the destruction of diseased tissue. First, surgeons had been unable to observe the extent of the frozen region during cryosurgery; second, there had been inadequate understanding of the mechanism by which tissue is destroyed during freezing; and third, instrumentation had not progressed to take full advantage of newly developed techniques addressing the first two problems.

         In order to correct the first major problem, a number of surgeons have applied ultrasound imaging techniques during surgery to determine both the extent of the diseased tissue and the extent of the tissue frozen during cryosurgery. The use of these imaging techniques allows more efficient use of cryosurgery in the fields for which the device received clearance.

         With respect to the second major problem, advances have been made in the understanding of the mechanism by which tissue is destroyed during freezing and the effects of various low temperatures on such tissues. The advances focused on a clearer understanding of the cascade of damaging effects associated with cell hypothermia, intra- and extracellular ice formation and post-freeze damage, including severe tissue necrosis. As a result of this new understanding, research was funded by the Company which led to the development of the CMS AccuProbe system.

         The Company believes that it has addressed the third major problem by developing the CMS AccuProbe system, a cryosurgical instrument which the Company believes enables surgeons to more precisely and efficiently destroy many types of diseased tissue.

         Traditional options for management of certain diseased tissue in the urological field currently include immunotherapy, radiation coupled with chemotherapy and surgical resection. Each of these alternatives achieves certain limited success for a variety of reasons. Immunotherapy, a process by which the body's immune system is stimulated to destroy malignant cells, is believed by some to lack a firm theoretical base from which to conduct experiments, and has had limited success to date. Radiotherapy and chemotherapy have had limited success due, for the most part, to toxicity caused by low tolerance of certain tissues to radiation and the extreme toxicity induced by chemotherapeutic agents. Surgical resection requires the removal of substantial amounts of healthy tissue in some instances and often involves high blood loss. In addition, certain diseased tissues and organs in fields covered by the 510(k) clearance for the AccuProbe may be unresectable (unable to be removed surgically) for a variety of reasons, including the amount and location of the diseased tissue.

         More recently, some surgeons have commenced targeting such diseased tissue in the fields of urology and general surgery by use of cryosurgery. These surgeons believe that cryosurgery has a number of advantages over other options for managing such diseased tissue. First, unlike surgical resection, cryosurgery does not require removal of large volumes of healthy surrounding tissue. Second, because freezing temperatures can be applied to certain areas and not others, multiple diseased tissue sites can be targeted individually, leaving more healthy tissue. However, many surgeons continue to use traditional methods because cryosurgery has not yet proved to be effective over an extended period of time.


THE CMS ACCUPROBE SYSTEM

         The Company has developed certain proprietary designs intended to make the CMS AccuProbe more efficient and more precise than previous cryosurgical instrumentation. In particular, the AccuProbe system includes multiple single-use probes, and a design to allow circulation of liquid nitrogen through the probes rather than nitrogen gas, which the Company believes makes the AccuProbe at least 25% more efficient than other cryosurgical devices. The Company believes that tissue deep within the body can be destroyed more efficiently at lower temperatures using the CMS AccuProbe.

         In April 1991, the United States Food and Drug Administration (the "FDA") accepted the Company's 510(k) premarket notification for the AccuProbe, thus allowing commercial marketing of the product at the Company's discretion. See "Governmental Regulation." The prototype of the CMS AccuProbe was first used on patients in October 1991. The commercial development of the CMS AccuProbe was completed in 1992 and marketing of the AccuProbe commenced. In addition, the Company markets a full complement of accessory products for the AccuProbe which are being marketed along with the AccuProbe system and single-use probes.

         In March 1992, the Company announced that it had received orders for ten AccuProbe systems, and the first AccuProbe system was shipped in June 1992. This system was accepted by the customer and the sale recorded in August 1992. A total of 35 systems were sold during the year ended June 30, 1993, 46 systems were sold in the year ended June 30, 1994, and an additional 41 systems were sold during the year ended June 30, 1995. Sales to one U.S. distributor, U. S. Medical Corporation, constituted 6.5%, 21.7%, and 24.7% of total sales for the fiscal years ended June 30, 1995, 1994, and 1993, respectively.

         The backlog of orders at June 30, 1995 totaled $7,919,005, as compared to $8,092,277 and $10,137,445 for the fiscal years ended June 30, 1994 and 1993. The Company expects that approximately 36% of the June 30, 1995 backlog will generate revenues during the fiscal year ending June 30, 1996. The Company's backlog at June 30, 1995 included orders for 26 AccuProbe systems, approximately 7,900 single-use probes and extended warranties totaling over $1,600,000. These totals include a blanket order from the distributor described in the immediately preceding paragraph with a balance at June 30, 1995 of 22 systems and approximately 7,500 probes, against which order the distributor is anticipated to issue periodic releases over a period of two or more years.

         A substantial portion of the Company's revenue in each quarter results from orders received in that quarter. Generally, orders placed directly by customers are shipped within 60 days of the order date. Historically, the Company's backlog has not been a significant indicator of future sales and the Company does not believe that its backlog, at any particular point in time, is indicative of future sales.

         To date, AccuProbe systems have been used by hospitals for over 5,200 patients, including over 4,800 patients in the field of urology and over 400 patients in general surgery. The Company believes that its AccuProbe can also be useful in connection with other fields of medicine. In particular, the Company believes that the AccuProbe system can be used in other fields covered by the 510(k) for the AccuProbe where surgery is not currently possible or where a minimally invasive technique is more advantageous. These include new AccuProbe applications in the fields of general surgery and gynecology.


HYPOTHERMIC BLOOD SUBSTITUTE SOLUTIONS

BACKGROUND AND TECHNOLOGICAL OVERVIEW

         Certain modern surgical procedures require a patient's body temperature to be lowered to below normal during surgery. Lower body temperature helps to minimize the chance of damage to the patient's organs by reducing the patient's metabolic rate, thereby decreasing the patient's needs during surgery for oxygen and nutrients which normally flow through the blood. This is also true with respect to the preservation of individual organs to be used in transplant surgery during the interval between removal from the donor and transplant into the recipient.

         The Company is currently endeavoring to develop the Solutions for use in bloodless surgery and other medical applications. At the present time, certain surgical procedures are limited because of the surgeon's inability to operate while blood is flowing throughout the body. These operations primarily include the removal of tumors that compromise the circulation of blood to the brain, head, neck, or heart, and operations to repair major vascular disorders, such as aneurysms. The Company believes that many of these operations could be performed if the patient's body temperatures were greatly reduced, and the heart and brain functions temporarily arrested. However, a patient's blood would not flow properly at these reduced temperature levels. In some cases, operations have been performed where the patient's body temperature was reduced to some degree, but only for relatively short periods.

          By using temporary blood substitute solutions, which could carry nutrients to the organs while the heart and brain are temporarily arrested during hypothermia, surgeons may have the opportunity to perform surgery in otherwise inoperable conditions. In addition, surgeons may be able to extend the period of time during which surgery may be performed in those cases where surgery is currently performed at low temperatures.

         Organ transplant surgery is frequently limited by the difficulty of timely delivery of compatible organs from donors, primarily cadavers, to recipients. Currently, if a compatible donor organ is found, once the organ is removed from the donor, the organ is flushed with an ice cold solution to deactivate the organ and preserve its tissues and is then transported on ice to the recipient patient. The cold solutions currently used, together with ice used during transportation, generally keep a heart, for example, healthy for only 3 or 4 hours. Therefore, it is often difficult to transport particular organs before deterioration of the organ can occur. In addition, surgeons are often unable to recover more than one viable organ from a donor because once one organ is removed, the other organs quickly deteriorate. The Company is not aware of any current method which is successful in keeping the remaining organs healthy within the donor's body once the first organ is removed. The ability to maintain the integrity of organs within a multiple donor for the purpose of harvesting organs would substantially increase the number of viable organs available for transplantation.

         Research and development activities with respect to development of the Solutions for cell and tissue preservation are taking place at ASRI and SUNY. The Company also hopes to conduct Solution research at other research facilities. The activities at ASRI and SUNY with respect to cell and tissue preservation are preclinical in nature. Other research activities will involve basic research related to optimizing the composition and defining the limits and efficacy of the Solutions. Other than as described in this paragraph and in "Research Project Agreements," the Company has not entered into any agreements for research and development of the Solutions. In view of the Company's emphasis on the marketing of the AccuProbe, in the recent past the Company has not devoted significant resources to the development of the Solutions and does not contemplate doing so for at least the near term.

         The Solutions have not been fully tested nor has the regulatory clinical testing and approval process begun. Accordingly, there is no assurance that any of the above proposed applications will prove viable in surgical procedures. The Company is unable to predict the date or year when it would expect to begin clinical trials to support FDA approval of the Solutions.


THE SOLUTIONS

         The Solutions are complex synthetic, aqueous solutions containing, in part, minerals and other elements found in human blood which are necessary to maintain fluids and chemical balances throughout the body at near freezing temperatures. The use of the fluids is limited to low temperature applications because the Solutions do not carry sufficient oxygen to maintain organ integrity at warm temperatures. At lower temperatures, scientists have determined that human organs require less oxygen primarily because of the resulting reduced metabolism.

         Although solutions have been developed which could be used to supplement the blood during the performance of certain limited surgical procedures, the Company is not aware of the performance of bloodless surgery in current surgical practice. If successfully developed, the Solutions would be introduced into the patient's body during the cooling process. Once the patient's body temperature is near 7 to 10 degrees C, and the heart temporarily arrested, the surgeon would perform the operation. During the surgery, the Solutions would be circulating throughout the body in place of blood. Upon completion of the surgery, the patient would be slowly warmed, his blood reintroduced into his vascular system, and then rewarmed and revived, requiring little or no donated blood transfusion. Bloodless surgery would be primarily suitable for removal of tumors from the brain, head, neck, or heart, and operations to repair major vascular disorders, such as aneurysms. Another benefit of bloodless surgery would be that the amount of blood loss could be reduced, thus reducing the need for blood transfusions from donors and reducing the risk of infection from such diseases as AIDS or hepatitis.

         The Company is also developing hypothermic blood substitute solutions for use in the preservation of organs and tissue (synthetic and natural) for transplant and for use during the lowering of body temperature. The Solutions are under development for both multiple organ preservation within donors and for individual organ preservation once the organs are removed from the donor.

         In order to allow for multiple organ preservation, it is intended that a donor's body would be perfused with the appropriate Solution during inducement of hypothermia until the optimal low body temperature is reached. The Company's other Solutions would then be mechanically pumped through the donor's body in lieu of blood in order to maintain the organs. The Solutions are designed to slow down the process of organ deterioration by a number of hours so that a surgeon can remove more than one organ for donation and transplant. The Company is unaware of any current method for keeping remaining organs healthy within a donor's body once one organ is removed.

         The Company has conducted limited testing on laboratory animals, but further testing is still necessary on these animals as well as primates and humans. Even if the Company successfully completes initial development of the Solutions, it will likely not have enough funds to conduct clinical studies to obtain regulatory approval, which will likely be an extremely costly, time consuming process. The Company expects that funding activities with respect to the Solutions would entail sales of equity securities, which there can be no assurance of achieving.

         The Company also believes that in addition to the Solutions use for preserving full donor cadavers, they may also be utilized to preserve individual organs and tissue outside of donors for longer periods of time than other solutions currently available. This application, if successfully developed, may increase the chances of a viable organ or tissue being transported from a donor to a recipient in time to be surgically implanted.
The application of the Solutions to individual organ and tissue preservation has only undergone minimal testing on organs removed from animals and synthetic skin produced in the laboratory. The Company will be required to complete preclinical and clinical testing, further develop the Solutions and obtain any required regulatory approvals before it may commence marketing of such proposed products.


FUTURE PRODUCT DEVELOPMENT

         The Company contemplates that a variety of applications of hypothermic blood substitutes or other products for use in hypothermic medical procedures, in addition to those discussed above, could ultimately be developed from the Solutions. For example, another potential application of the Solutions is in trauma care. The Company believes that this technology may be used to rapidly cool a patient's body temperature, thus reducing metabolic rate and decreasing organ system damage until appropriate treatment could be administered. Any such applications of the Solutions are not expected to be developed for a number of years, and the Company has not performed any experiments or clinical studies to indicate the efficacy of such applications.

         The Company's primary focus has been on the development and marketing of the CMS AccuProbe system. While the Company intends to continue development of the Solutions, substantial additional development is not currently expected to be undertaken unless and until profitability of the AccuProbe and associated single-use products attain targeted levels and requisite funding is available. In this respect, in the fiscal year ended June 30, 1995, the Company expended approximately $289,301 on research and development efforts on the Solutions.

         Before human clinical testing can be initiated for the use of the Solutions in bloodless surgery and trauma care, significant amounts of basic research and development must first be successfully completed. The Company may utilize the facilities and services of one or more hospitals with respect to its research and development efforts in addition to the limited experimentation which has been conducted on the Company's behalf at ASRI and SUNY. In addition, the Company will be faced with stringent regulatory approval procedures. Accordingly, commercial product introduction for bloodless surgery, trauma care and in the surgical areas described above and other surgical areas will take several years at a minimum, and require substantial additional funding, if it occurs at all. Even if the Company achieves commercial product introduction, for which there can be no assurance, there remains a significant risk of lack of market acceptance of those new products. Accordingly, there can be no assurance of success for these applications. See "Markets" and "Governmental Regulation."


RESEARCH PROJECT AGREEMENTS

         In August 1989, the Company entered into a Research Project Management Services Agreement with ASRI, pursuant to which ASRI has agreed to conduct research on the Company's behalf on a project-by-project basis over a two-year period which period has been extended, by amendment, to June 30, 1995. The research relationship has continued, and the Company is considering whether or not to request a further extension of the agreement. ASRI and Allegheny General Hospital, Pittsburgh, Pennsylvania, are non-profit subsidiary corporations of Allegheny Health Services. The Company had agreed to fund ASRI with at least $1,000,000 to conduct such research and expended $1,863,670 through June 30, 1994, and an additional $232,000 was expended during the fiscal year ended June 30, 1995. ASRI's major project is with respect to the Solutions in connection with bloodless surgery and organ transplants. Other projects are focused on evaluating the utility of the CMS AccuProbe for certain clinical indications within its cleared fields of use. Subject to the agreement of both parties, additional projects may be undertaken with respect to the Company's Solutions and AccuProbe system. Among other things, the agreement provides for the ownership and all rights of technology to be retained by the Company, except that new products and techniques developed by ASRI personnel that are not improvements or a part of the Company's technology, inventions, or techniques, and are separately identifiable and patentable, are governed by ASRI's Intellectual Property Policy and will be owned by ASRI.
ASRI and the Company have agreed that the Company will have a right of first refusal to obtain an exclusive license for any new product or technique so owned by ASRI. Any license agreement pursuant thereto shall contain, among other things, a provision for royalty payments to be made by the Company to ASRI.

         In August 1991, the Company entered into a Research Project Agreement with the Research Foundation of the State University of New York ("SUNY"), pursuant to which SUNY conducts research at its Center for Cryobiological Research in Binghamton, New York, with respect to the Solutions. The Company has agreed to fund SUNY with at least $363,675 to conduct research under this agreement, all of which has been expended through June 30, 1995. This agreement has been extended, by amendment, to August 31, 1995, and the budget for additional funding for the fiscal year ending June 30, 1996 is currently under review.

         Because of the significant costs involved in the development of medical technology products, including the cost of test equipment and laboratory facilities, and in order to verify the results obtained from the Company's testing and application of the AccuProbe system and the Solutions, the Company anticipates that it may enter into arrangements with parties in addition to ASRI and SUNY. Any such arrangement will generally require the Company to fund such testing and may require the Company to give up a portion of its rights to the technology being tested and/or to pay for the use of new developments in the form of royalties or otherwise. There can be no assurance that the Company will be able to enter into any such arrangement on favorable terms or at all.


MARKETS AND MARKETING

         The Company currently markets its AccuProbe system to hospitals, surgeons, and radiologists through its own sales department, as well as through two regional distributors in the United States. During the fiscal year ended June 30, 1995, the Company entered into distribution agreements with distributors in Canada, South Korea, and Taiwan, Republic of China. In addition, the Company entered into a distribution agreement with B&K Medical, A/S, of Copenhagen, Denmark. Under this agreement, B&K Medical, A/S, will distribute the CMS AccuProbe cryosurgical system in seventeen European and Scandinavian countries. The Company may also arrange with other third parties to market or distribute this or other products in the United States or other countries. The Company also participates as an exhibitor at medical seminars and meetings of various medical professional organizations to educate healthcare professionals as to the uses and benefits of the AccuProbe system. The Company is soliciting certain hospitals, surgeons, and radiologists in the United States to participate in a multi-institutional post-marketing evaluation of the CMS AccuProbe for use in urological and general surgery. The Company believes that evaluations will be submitted over a period of several months to several years and will be reported to the Company in the form of periodic written reports.

         The Company expends significant resources educating surgeons and healthcare professionals in formal training programs as to the uses and benefits of the Company's AccuProbe system and cryosurgery in general.

         Sales of the AccuProbe are increasingly affected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by some potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe system. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe for urological cryosurgery. No national payment guidelines for such surgery have yet been established by either Medicare's Health Care Financing Administration ("HCFA") or by the National Blue Cross and Blue Shield Association. Therefore, insurer's reimbursement decisions are made on an insurer-by-insurer or case-by-case basis. While payments received by customers vary significantly by region and insurer, widespread formal reimbursement acceptance has yet to be achieved. When insurance coverage is not available, patients may either elect to pay for treatment themselves or undergo traditional therapies which are covered by their insurers. The Company cannot predict if or when national coverage guidelines from Medicare and Blue Cross and Blue Shield will be instituted for this form of surgery. The uncertainty and added efforts required for the Company's customers or potential customers to secure payment has constrained sales and utilization of AccuProbe systems to some degree and may continue to do so until formal national coverage guidelines are established. There can be no assurance that such guidelines will be established or, if established, that reimbursement will be sufficient to encourage use of the AccuProbe by hospitals and physicians.

         Solutions designed for use in bloodless surgery and in trauma care, if successfully developed and approved, will be marketed to hospitals, surgical facilities, and physicians. Prior to any marketing efforts, however, the Company must complete substantial additional research and development, undergo, in some cases, at least several years of regulatory approval procedures, and may require substantial additional financing.

         The Company also intends the Solutions to be marketed to the limited number of organ transplant centers in the United States, as well as to other hospitals and clinics. Currently the number of organ transplants performed each year is relatively small and therefore the overall market size for this use of the Solutions is limited. In order for the Company to realize significant revenues from the marketing of its Solutions for organ preservation, the number of transplants performed each year will have to increase significantly. The Company hopes that its Solutions, if developed and approved for this use, may expand the transplantation market. Nevertheless, the number of organ transplants will always be limited by the number of organ donors.


MANUFACTURING

          The Company's manufacturing operations are conducted at its facilities in Rockville, Maryland, and consist primarily of the purchase and quality control of materials, components and subassemblies, and the final assembly and testing of products including CMS AccuProbe systems, single-use probes and other accessory products. The Company presently uses third party vendors to manufacture certain parts and subassemblies of the AccuProbe system,
single-use probes and other accessory products.   While the typical lead time
required for suppliers varies depending upon the components, the quantity required, and other factors, the lead times in some cases can be as long as four months. However, because the Company typically purchases components in advance in anticipation of future orders, the Company is generally able to deliver AccuProbe systems within 60 days of its receipt of an order, and single-use probes and other accessory products immediately upon receipt of an order.

         Although the Company generally uses standard parts and components for its products, certain components, such as liquid nitrogen dewars and probe tips, are currently available only from a limited number of sources. The Company does not have long-term agreements with all of these suppliers. To date, the Company has been able to obtain adequate supplies of such components in a timely manner from its existing sources. Although the Company believes it could develop alternative sources of supply for most of these components within a reasonable period of time, the inability to develop alternative sources, or a reduction or interruption in supply or a significant increase in the price of materials, parts or components, could materially and adversely affect the Company's results of operations. The Company attempts to reduce the risk of these adverse effects by relying on forecasting of sales of various products to secure an adequate inventory of materials, components and subassemblies. The Company also maintains an inventory of finished goods consisting primarily of single-use probes and other accessory products in anticipation of future orders. The Company believes it has sufficient capital to manufacture and market the CMS AccuProbe in the quantities anticipated, however, it is possible that substantial additional capital may be necessary to effectively carry out these objectives, and there is no assurance that such additional capital can be raised on favorable terms or at all. To the extent that other parties are manufacturing parts or subassemblies for the Company, the Company has less control over the quality of products and timeliness of delivery than if manufactured by the Company.


GOVERNMENTAL REGULATION

         The development; testing; manufacturing processes, recordkeeping and reporting and marketing of the AccuProbe, the Solutions, and related instrumentation are regulated by the United States Food and Drug Administration (the "FDA") pursuant to the federal Food, Drug and Cosmetic ("FD&C") Act and in some instances, the Public Health Service ("PHS") Act, and similar health authorities in foreign countries. Product testing and marketing requires regulatory review and clearance or approval by the FDA. Companies producing FDA-regulated products also are subject to FDA inspection of records and manufacturing practices. Non-compliance with applicable requirements of the FDA or other government authorities can result in various administrative and legal remedies including fines, recalls, product seizure, injunction, import or export restrictions, refusal by FDA to approve product applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

         In April 1991, the FDA accepted the Company's 510(k) premarket notification for the AccuProbe, thus allowing commercial marketing of the product. A significant change or modification in the device could require additional review and clearance by the FDA. The nature and extent of regulation may differ with respect to other of the Company's products. Currently the testing and regulatory approval process usually takes at least several years and requires the expenditure of substantial resources, for which the Company may seek third party funding for some products. There can be no assurance that regulatory approvals or clearances will be obtained for any of the intended applications of the Company's proposed technologies once developed or that the FDA will not impose additional post-marketing requirements.

         Accessory devices developed by the Company for use with the CMS AccuProbe system may also require review and clearance or approval by the FDA. In this connection, the Company submitted a 510(k) premarket notification to the FDA in October 1992 for the CMS Urethral Warmer (the "Warmer"), an optional accessory device used to maintain normal urethral temperature and thus aim to protect the patient's urethral tissue from the freezing temperatures associated with certain urological cryosurgical procedures. In January 1993, the FDA requested that the Company supply additional clinical data concerning the safety and efficacy of the Warmer and in August 1993, the Company amended the 510(k) premarket notification to include the data requested.

         In January 1994, the Company received correspondence from the FDA denying 510(k) premarket clearance for the Warmer. According to such correspondence, the Warmer would require approval through the more burdensome premarket approval ("PMA") process prior to its marketing. Currently, urological cryosurgery procedures represent a substantial portion of AccuProbe usage. Company representatives met with the FDA in February 1994 to discuss the FDA's action and the FDA indicated at that meeting that it would reconsider 510(k) clearance for the Warmer if the Company met certain conditions, including:

      1) submission of an Investigational Device Exemption (IDE) application to the FDA for continuing and further studies of the Warmer;

      2) submission of a new 510(k) notification designating the Warmer as an "accessory" to the already cleared AccuProbe or other cryosurgical devices for use in general urological procedures (as opposed to specific procedures). The FDA indicated that the submission would be expeditiously reviewed;

      3) submission in the 510(k) of clinical data from sites which have investigated the Warmer showing that the Warmer protects the urethra from damage during a variety of urological cryosurgery procedures; and

      4) notification of all existing Warmer investigational sites that because FDA regards the Warmer to be an accessory to a marketed surgical device, the agency considers the study a "significant risk device study" and therefore requires FDA preclearance of the investigational protocol and plan. Such designation does not, however, suggest or imply that the CMS Warmer is in any way unsafe.

      On April 1, 1994, in accordance with one of the FDA conditions, the Company submitted an IDE application for the Warmer containing the results of laboratory and other preclinical data and a proposed study protocol. On May 2, 1994, the Company received conditional approval from the FDA for the IDE and has begun a clinical study of the device involving 50 patients at up to 5 hospitals. The purpose of the IDE is to study the Warmer's ability to maintain normal urethral temperatures during general urological cryosurgeries. A previous study conducted under an "abbreviated" IDE, submitted to the FDA in August 1993, supports use of the Warmer to maintain normal urethral temperatures during prostate cryosurgery.

      Upon receipt of conditional approval from the FDA for the IDE, the Company began immediately to recruit investigators at five hospitals to perform this clinical study. The Institutional Review Board ("IRB") at each hospital must approve the protocol submitted by the principal investigator. Four hospitals have received IRB approval of the research protocol and at least 40 of the 50 patients allowed by the IDE underwent cryosurgical procedures utilizing the Warmer.

      Any investigational sites which were using the Warmer under an "abbreviated" IDE and are not part of the current study cannot continue using the Warmer unless and until CMS receives 510(k) clearance subsequent to the completion of the current study. Therefore, until such time, physicians at these other sites wishing to use a warmer in connection with urological cryosurgery are using other methods to warm the urethra. All Warmers previously distributed to U.S. hospitals which are not part of the current study have been retrieved by the Company. The Company believes that, as of September 1995, only five hospitals (out of a total of 122 sites with installed AccuProbe systems) have stopped using the AccuProbe since the FDA's action regarding the Warmer.

      The Company compiled clinical data from sites which have investigated the Warmer to attempt to show that the Warmer maintains normal urethral temperatures during a variety of urological cryosurgery procedures. On June 23, 1995, the Company submitted a new 510(k) application for the Warmer, another one of the FDA's conditions, designating the Warmer as an "accessory" to the previously cleared AccuProbe or other cryosurgical devices for use in general urological procedures. On September 12, 1995, the FDA responded to the application with a request for additional information regarding certain technical and design specifications, test results, and labeling. The Company anticipates a timely response to these requests.

      The Company previously received FDA 510(k) premarket clearance for its AccuProbe and will continue to market it in accordance therewith in the fields currently cleared by FDA including: dermatology, general surgery, neurosurgery, thoracic surgery, ENT, gynecology, oncology, proctology, and urology. However, until regulatory clearance is received for the Warmer, the Company will market the AccuProbe without providing any such Warmers. AccuProbe system sales in the urological field slowed in the quarter ended March 31, 1994, due in part to the uncertainty regarding the status of the Warmer, but have since returned to more normal levels. Accordingly, at this time the Company does not believe that this uncertainty will have a significant long term impact on sales of AccuProbe systems.

      On August 2, 1995, the Company submitted to the FDA (510(k) premarket notification of two new models of the AccuProbe system. These represent evolutionary advances of the presently marketed AccuProbe, incorporating numerous technical refinements and improvements to facilitate improved manufacturability and serviceability.

      On March 31, 1994, the Company received a warning letter from the FDA concerning promotional materials for the AccuProbe system cryosurgical device. The letter stated that FDA "has determined that these materials contain statements, suggestions, and implications which are misleading because they promote the product beyond its intended use." While confirming that the Company obtained 510(k) marketing clearance from the FDA for use of the AccuProbe "as a cryosurgical tool in the fields of dermatology, general surgery, neurosurgery, thoracic surgery, ENT, gynecology, oncology, proctology and urology," the letter from the FDA took issue with the promotion of the AccuProbe system specifically for the implied "treatment" of "prostate cancer," and generally for the implied "treatment" of "any specific disease state." The Company does not believe the FDA's position to be appropriate or practical. However, the Company responded to the FDA by notifying the FDA of its intent to modify its promotional materials in order to be in compliance with the Agency's request. At this time, the Company does not believe that the modifications to its promotional materials will have a significant long term impact on future sales of the AccuProbe system. The Company will continue to market the AccuProbe in the fields indicated by its 510(k) and physicians may continue to utilize the AccuProbe for cryosurgery as they deem appropriate for their patients in their practice of medicine.

      In the event that the Company intends to test clinically, produce or market the Solutions, safety standards and mandatory premarketing review and approval procedures established by the FDA for drugs, medical devices, and biologicals must be satisfied. In general, manufacturers must prove a product is safe and effective. Drugs must obtain approval by means of a New Drug Application ("NDA"), biologicals by means of a Product License Application ("PLA") and Establishment License Application ("ELA"), and medical devices must obtain a marketing clearance or, for this product more likely, a Premarket Approval ("PMA"). The inability to obtain, or delays in obtaining, such approvals or clearances would materially adversely affect the Company's ability to commence marketing any products of its technology which may be developed.

      The Company's AccuProbe is considered a medical device by the FDA.
Unlike new drugs and biologicals, medical devices may sometimes be marketed without obtaining a complete review of safety and effectiveness, such as a PMA. A medical device which is "substantially equivalent" to a similar product which was commercially marketed in the United States prior to May 28, 1976, and (i) has been classified as Class I or Class II; or (ii) has not yet been classified; or (iii) has been classified as Class III, but has not been required to obtain premarket approval, may itself be marketed without obtaining FDA premarketing approval. Pursuant to Section 510(k) of the FD&C Act, such "substantially equivalent" devices may be marketed several months after the submission of a 510(k) premarket notification to the FDA, if the agency clears the submission. Because the AccuProbe is considered substantially equivalent to prior devices, the 510(k) premarket notification for the AccuProbe system was cleared by the FDA. Other devices not considered by the FDA to be "substantially equivalent" to an appropriate previously marketed product will require approval pursuant to the more burdensome and lengthy PMA process. Since the Solutions intended for use in effectuating multiple and individual organ preservation would affect the functions of the body and would be used to treat disease in humans but would not achieve their principal purposes through chemical action in the body, it is also likely that the Solutions for these purposes will be viewed as medical devices by the FDA.

      As the Company has achieved with the CMS AccuProbe system, the Company may seek to market its Solutions for organ preservation pursuant to a Section 510(k) premarket notification. However, since the Solutions for organ preservation have some characteristics which differ from previously marketed devices, the FDA may consider the Solutions not to be "substantially equivalent" to products marketed in the U.S. prior to 1976 and thus require the more stringent PMA process. The PMA process involves lengthy and detailed laboratory testing, the obtaining of an Investigational Device Exemption to conduct clinical testing, as well as other costly and time-consuming procedures. The PMA clinical testing and review and approval process generally takes at least several years and substantial financial resources to accomplish. Furthermore, the FDA may consider the Solutions used for organ preservation to be drugs or biologicals and scrutinize the products under a different set of procedures as discussed below.

      Other medical products which may be developed by the Company will also undergo rigorous FDA review. For example, if the Company develops the Solutions for a different indication - use in bloodless surgery or for trauma care - the Solutions would likely be classified as drugs or biologicals by the FDA. Similar products, including plasma expanders and cardioplegia solutions, are currently regulated by the FDA as drugs or biologicals. Such products which are intended to treat disease, or to affect the structure or function of the body, and which depend upon chemical action and being metabolized in the body are generally regulated as drugs. A product which has a similar purpose but is a blood component or derivative or analogous product would be regulated as a biological product pursuant to the PHS Act. Approval of a drug or biological would require preclinical evaluation, the filing of an Investigational New Drug Application ("IND"), conducting three phases of human clinical investigations and filing of and approval by the FDA of an NDA or PLA. The manufacturer of a biological product would also be required to obtain an establishment license from the FDA, demonstrating that the product can be properly manufactured at a particular facility. The clinical testing for drugs and biologicals generally takes at least several years and FDA review and approval several additional years. Additionally, Congress has authorized user fees applicable to NDAs and PLAs, thus increasing the potential costs to the Company. It is possible such fees would also be imposed on medical device submissions in the future. Final NDA or PLA approval will require a substantial monetary investment by the Company far in excess of the funds available to the Company, funds which the Company may not be able to raise.

      There can be no assurance that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of products, cause the Company to undertake costly procedures, and thereby furnish a competitive advantage to more substantially capitalized companies with which the Company may compete.

      Congress enacted legislation on June 10, 1993, providing that the Department of Health and Human Services (HHS) promulgate regulations defining the circumstances that constitute financial interest in a project that may create a bias for certain results. On June 28, 1994, the Public Health Service
(PHS) published a Notice of Proposed Rulemaking which would require institutions that apply for research funding to ensure that the financial interests of investigators do not compromise the objectivity of such research. The proposed rules would apply to institutions applying for PHS grants or cooperative agreements for research and to any significant financial interest, including salary, consulting fees, equity interests such as stock or stock options, and patent rights, of an investigator responsible for the design, conduct or reporting of research. The proposed rules would require that all such significant financial interests be disclosed prior to applying for research funding, that disclosures be updated, records be maintained, and that institutions applying for such funding ensure that significant financial interests of investigators be managed, reduced or eliminated, including the divestiture of significant financial interests or the severance of relationships that create actual or potential conflicts. Such rules, if adopted, may impact any research funding the Company may obtain from the National Institutes of Health (NIH). Additionally, institutions in which Company-sponsored research is conducted may adopt similar rules, which could apply regardless of whether federal funding is involved.

      On September 22, 1994, FDA published a similar proposed regulation requiring that the sponsor of any drug, biological or device submit information concerning the compensation to, and financial interests of, any clinical investigator conducting clinical studies involving human subjects or establishing bioavailability or bioequivalence, for marketing approval. Under FDA's proposed rule, sponsors would be required to submit a list of clinical investigators and make one of two alternative submissions for each investigator who is not a full-time employee of the sponsor at the time reports of clinical studies are submitted to FDA. The alternative submissions would be:

      (1) a certification that the clinical investigator has not entered into any financial arrangement with the sponsoring company whereby the value of compensation could be affected by the outcome of the study, that the investigator has not received significant payments of other sorts from the sponsor, such as grants, equipment, retainers or honoraria; and that the investigator does not have significant financial interests of any kind in the sponsor; or

      (2) disclosure of the specific financial arrangements made with the clinical investigator, the investigator's proprietary, patent and equity interests in the tested product and the sponsoring company, and a description of steps taken to minimize the potential for bias in data submitted in support of the marketing application.

Both the PHS and FDA rules, if adopted, could require disclosure of, limit, or in some cases, prohibit equity ownership by individuals conducting research for the Company, including consultants or scientific advisory board members, some of whom may have equity interests in the Company. Such rules, if adopted, could have the effect of limiting such research between the Company and individuals with equity interests in the Company. The FDA rules, if adopted, could also impact product review and approval, and in some cases, if the agency deems data are biased, FDA could require that a study be repeated.


PROPRIETARY RIGHTS

      The Company relies on a combination of trade secret, patent and trademark law, and confidentiality and non-disclosure agreements to establish and protect its proprietary rights in its products. Despite these precautions, it may be possible for unauthorized third parties to copy certain aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The laws of some foreign countries in which the Company may sell its products do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

      In August 1990, a United States patent issued with respect to the Company's proprietary cryoprobe technology. Two United States and two foreign patent applications for the Company's AccuProbe system and component parts issued into patents during 1993 and 1994. Corresponding applications in several foreign countries have been allowed or have already been patented. One additional U. S. patent application has issued and two other U. S. patent applications have been allowed during 1995 for other aspects and components of the Company's AccuProbe system while several other patent applications have been filed during 1995 or otherwise remain pending in the United States and abroad.

      In May 1990, a United States patent was issued with respect to the first generation solutions, and the methods of use thereof. In April 1995, a United States patent issued with respect to the second generation solution, and methods of use thereof. A related U. S. application was filed during 1994. Corresponding foreign applications are due to be filed during the fiscal year ending June 30, 1996. The Company's Hypothermosol federal trademark application was allowed in 1995 and a registration should issue shortly. Hypothermosol is the name under which the Company markets, or will market, Solutions products.

      In total the Company owns seven issued U. S. patents and seven issued or allowed foreign patents. At least three additional pending U. S. patent applications have been allowed or have been found to contain patentable subject matter.

      There can be no assurance that any additional patents will be granted.
In addition, to the extent that any unique applications of the Company's technologies are developed by the Company's scientists, such applications or procedures may not be subject to any protection. There can also be no assurance that the Company will develop additional patentable processes or products or, if developed, that the Company would be able to obtain patents with respect thereto, or that others may not assert claims successfully with respect to such patents or patent applications. Furthermore, the Company might not be able to afford the expense of any litigation which might be necessary to enforce its rights under any patents it may obtain, and there can be no assurance that the Company would be successful in any such suit. There is also no assurance that the Company's proposed products will not infringe patents owned by others, licenses to which may not be available to the Company.

      The Company intends to rely to a large extent on the technological expertise of its scientific staff. There can be no assurance that others will not independently develop such technological expertise or otherwise obtain access to the Company's technological expertise.


COMPETITION

      The medical products industry is highly competitive. Most of the Company's potential competitors have considerably greater financial, technical, marketing, and other resources than the Company.

      With respect to the CMS AccuProbe, the Company faces competition from other firms engaged in the business of developing or marketing cryosurgical devices. The Company is aware that such devices used to freeze tissue have been available for at least 20 years, although with limited market acceptance. Engaged in the business of developing, manufacturing and marketing of instruments used to freeze tissue are Frigitronics Incorporated; Erbe Incorporated, a German company; and Cryogenic Technology LTD., an English company, currently in receivership, whose products are marketed by Candela Laser Corporation, an American company. The AccuProbe also competes with other techniques for destroying diseased tissue.

      Competition with other firms which market instruments used to freeze tissue is based primarily on technological superiority and performance. The AccuProbe's unique technology uses liquid nitrogen circulating through a cryoprobe to freeze diseased tissue. Liquid nitrogen provides 88 times the heat-extracting capability of gaseous nitrogen. In most competing cryosurgical devices, nitrogen is in a gaseous state as it circulates through the cryoprobe. Consequently the AccuProbe is capable of freezing tissue with a volume approximately seven times that which can be frozen using gaseous nitrogen and produces colder temperatures within the frozen tissue.

      With respect to the Solutions, the Company also faces competition in the overlapping areas of research with respect to blood substitutes, organ preservation, and hypothermic medicine. Currently, there are four known organ preservation solutions marketed as Viaspan, Collins Solutions, Euro Collins Solutions, and Ringers Lactate solution. These solutions are marketed by DuPont Co., Abbott Laboratories, Kendall-McGaw Laboratories, and Baxter, Inc., respectively. The Company understands that other groups or companies are also researching and developing organ preservation techniques and solutions.

      Scientists or doctors performing research for the Company, including members of the Company's scientific advisory board and consultants, can be expected to publish in journals or otherwise publish information concerning applications of the Company's technology. If it were determined that the Company's AccuProbe or the Solutions do not offer unique technologies and that, in fact, the techniques employed by the Company's scientists were responsible for results of the Company tests and not the technologies contained in the Company's AccuProbe or the Solutions, then competitors of the Company who have developed products with similar properties may be able to duplicate the performance of the Company's AccuProbe and Solutions by applying similar techniques.

      The Company expects competition to intensify with respect to the areas in which it is involved as technical advances are made and become more widely known.


EMPLOYEES

      The Company's business is highly dependent upon its ability to attract and retain qualified scientific, technical and management personnel. The Company had 67 full-time employees at June 30, 1995, including six executive officers, 12 employees in research and development, 19 in operations (engineering and manufacturing), 13 in sales and marketing, nine in field service, and 8 in finance and administration. The Company has also retained three individuals as consultants. All of the consultants and five of the employees of the Company are Ph.D.s or M.D.s. Although there is intense competition for qualified personnel in the Company's industry, the Company has not experienced a problem to date in recruiting or retaining qualified scientific and management personnel. The Company is not a party to any collective bargaining agreement.


ITEM 2.  PROPERTIES

      The Company's administrative, manufacturing and research and development facilities consist of approximately 28,800 square feet located in Rockville, Maryland. The Company rents these facilities under a five year lease contract. The Company occupied corporate offices in these facilities in May, 1991; the five year term of the lease commenced when the balance of the facilities, consisting of laboratory and manufacturing space, was completed and fully
occupied in November 1991.   The Company negotiated a new five-year lease in
May 1995 which included a reduction in the amount of leased office space and which superseded the previous lease and amendments. Rental expense for facilities for the year ended June 30, 1995 totaled $452,878. At June 30, 1995, the monthly rental was $29,916. The Company believes that the current facilities are adequate for current needs and would be adequate for sales at approximately twice the level experienced in the year ended June 30, 1995.


ITEM 3.  LEGAL PROCEEDINGS

      In April 1994, present or former stockholders of the Company filed several suits against the Company, its President and CEO and two other directors in the United States District Court for the District of Maryland.
The suits were subsequently consolidated under Case No. AW-94-873, and a consolidated amended complaint was filed. The plaintiffs sought to have the consolidated action designated as a class action on behalf of all persons who purchased the Company's stock between September 13, 1991 and April 4, 1994.
The plaintiffs claimed that, during that period, the defendants violated the federal securities laws and the common law by failing to make accurate public disclosures regarding the need for, and status of, FDA clearance of the CMS Urethral Warmer, an optional accessory device intended to protect the urethra during urological cryosurgery procedures, and by failing to make accurate public disclosures regarding the prospect that FDA would later take the position that it was improper for the Company to promote the CMS AccuProbe System for the "treatment" of "prostate cancer," and generally for the "treatment" of "any specific disease state." The plaintiffs claimed that the market price of the Company's stock was inflated as a result of the defendants' alleged failure to make accurate public disclosures. In addition, the plaintiffs asserted that the individual defendants violated the federal securities laws by selling Company stock at inflated prices during the alleged class period. The plaintiffs sought damages in unspecified amounts, prejudgment interest, and an award of attorneys' fees and experts' fees. On November 4, 1994, the defendants moved to dismiss the consolidated amended complaint. On April 26, 1995, the Court dismissed a major portion of the action. The Court dismissed the plaintiffs' claims against the individual defendants in their entirety. The Court also dismissed the plaintiffs' claims relating to the Company's 1991 and 1993 annual reports and dismissed the plaintiffs' state law claims in their entirety. The Court ruled that the plaintiffs were entitled to proceed solely with regard to the question of whether the Company should have made a public disclosure in October 1992 when it applied for FDA clearance for the CMS Urethral Warmer, and whether the Company should have included a description in its 1992 annual report of the relationship between the Urethral Warmer and the CMS AccuProbe. On or about September 15, 1995, the parties reached an agreement in principle to settle the case. The agreement provides that a class consisting of all persons who purchased the Company's stock between September 13, 1991 and April 4, 1994 will be certified solely for settlement purposes. In return for a general release of all claims which members of the class may have against the Company and its past and present officers, directors, employees and other agents, the Company will pay $100,000 and issue shares of common stock of the Company with a market value of $350,000, based on the average closing price on the ten trading days prior to district court approval of the settlement. The Company has accrued the entire $450,000 settlement cost of the stockholder class action suit as of June 30, 1995. The plaintiffs' counsel intend to apply to the Court for an award of fees equal to approximately one third of the gross amount of the settlement proceeds, as well as for reimbursement of the out of pocket expenses they incurred during the course of the litigation. The remainder of the settlement proceeds, minus the costs of administering the settlement, including the costs of notice to the class, will be distributed to those members of the class who submit timely claims, in proportion to the investment losses they have suffered on shares they purchased during the class period. The settlement is subject to approval by the Court after notice to the class. The Company has settled the litigation solely to avoid the expenses that would be involved in defending the suit between now and its conclusion. Those expenses were expected to exceed the amount of the cash consideration being paid in the settlement. The defendants have admitted no liability and continue to believe that the suits are without merit. In the event that the settlement is not finally approved, the Company will continue to defend its position vigorously.

      On April 26, 1995, the Company received notice that Cryogenic Technology Limited ("CryoTech"), a competitor of the Company, had filed suit against the Company in the United States District Court for the District of Maryland, Civil Action No. JFM-95-1018. CryoTech sought a declaration that one of the Company's patents is invalid or that CryoTech was not infringing any valid claims of the patent. The patent covers certain aspects of the cryoprobes which are used with the CMS AccuProbe System. The action was prompted by repeated correspondence from the Company to CryoTech in which the Company asserted that the cryoprobes which are used with CryoTech's cryosurgical system were infringing the Company's patent. The Company believes that CryoTech's claims of invalidity and lack of infringement were without merit. On or about May 30, 1995, the Company filed a counterclaim for infringement against CryoTech and Candela Laser Corporation ("Candela"), which the Company believed was the exclusive distributor of CryoTech's surgical systems and probes. The Company sought a declaration that the Company's patent is valid and that CryoTech and Candela were infringing the patent, an injunction barring CryoTech and Candela from infringing the patent, and an award of damages and attorneys' fees. In mid-July 1995, the Company was informed that CryoTech had been placed in receivership in the United Kingdom, that its business was being sold to another, unrelated entity and that the new entity would be using a new design for its cryoprobes that, it was asserted, would not involve any infringement of the Company's patents. Based on the information that the Company has received, the Company has tentatively agreed with CryoTech that the litigation pending between them will be discontinued. This agreement is subject to the Company's receiving written confirmation from CryoTech that its business has been sold to another, unrelated entity and that it has ceased manufacturing, using or selling the infringing probes. As for Candela, it has formally notified the Company that it has discontinued purchasing the allegedly infringing cryoprobes. Candela has also notified the Company that, by October 17, 1995, it will discontinue all use of the allegedly infringing probes for promotional, marketing and demonstration purposes or as replacement parts for any customers returning defective probes. Based on this information, the patent litigation between the Company and Candela has been discontinued.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1995.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

          The Common Stock, par value $.001 per share, of the Company ("Common Stock") has been traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automatic Quotation System (NASDAQ) under the symbol "CMSI" since November 22, 1989. Since May 19, 1992, the Common Stock has traded on the NASDAQ National Market System and all corresponding prices represent high and low closing prices for the Common Stock for the periods indicated.

                                                                         Price Range
                                                                         -----------
                                                          High                              Low
                                                          ----                              ---
Fiscal Year Ended June 30, 1994

1st Quarter                                               6 1/8                             3 7/8
2nd Quarter                                               5                                 4
3rd Quarter                                               4 1/8                             2 7/8
4th Quarter                                               2 7/8                             1 7/8

Fiscal Year Ended June 30, 1995

1st Quarter                                               4 11/16                           2 1/16
2nd Quarter                                               4 1/4                             3
3rd Quarter                                               3 11/16                           2 7/8
4th Quarter                                               3 1/2                             2


HOLDERS

As of June 30, 1995, there were 1,281 holders of record of the Common Stock.


DIVIDEND HISTORY AND POLICY

          The Company has never paid cash dividends on its Common Stock and does not anticipate that any cash dividends will be paid for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

          The selected consolidated financial data presented below for the fiscal years ended June 30, 1995, 1994, 1993, 1992, and 1991 have been derived from the Company's consolidated financial statements, which were audited by Deloitte & Touche LLP, Independent Public Accountants. This data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                                    Year Ended June 30,
                                                   ---------------------------------------------------
                                                           (In Thousands, Except Per Share Data)


                                                   1995        1994         1993      1992        1991
                                                   ----        ----         ----      ----         ----
 Statement of Operations Data:

   Total Revenues                                  $13,594     $13,438      $ 5,876   $     -      $     -

   Gross Profit (Loss)                               7,832       6,310        1,029        (198)         -

   Income (Loss) from Operations                   (1,812)      (2,658)      (6,837)     (5,027)      (2,776)

   Net Income (Loss)                               (2,231)      (2,637)      (6,588)     (4,750)      (2,581)

 Per Share Data:

   Net Income (Loss) Per Share                      (0.09)       (0.12)       (0.29)      (0.26)       (0.18)

 Balance Sheet Data (end of period):

   Working Capital                                  3,776        5,116        4,975      11,609        5,363

   Total Assets                                     8,403        9,106        8,353      12,971        5,598

   Long Term Notes Payable and
     Capital Lease Obligations                         23           31           11          14          -

   Accumulated Deficit                             22,250       20,020       17,383      10,794        6,044

   Stockholders' Equity                             3,982        5,323        5,642      12,038        5,456

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Cryomedical Sciences, Inc. ("CMS") and its wholly owned subsidiary Cryo Instruments, Inc. ("CII"), collectively referred to as the "Company," is engaged in the research, development, marketing and manufacturing of products for use in the field of hypothermic (low-temperature) medicine. The Company was incorporated on November 5, 1987. On August 31, 1989, CMS completed the acquisition of CII and CII became a wholly-owned subsidiary of CMS. CII has been inactive since June 30, 1990.


RESULTS OF OPERATIONS

          Since inception and through June 30, 1992, the Company was a development stage company which focused primarily on research and development activities in connection with its cryosurgical systems and hypothermic blood substitute solutions. Through June 30, 1992, the Company did not generate any operating revenues and incurred cumulative losses of $9,861,102.

          Prior to fiscal year 1993, the Company's sole source of revenues has been interest income. In October 1991, the Company announced the first use of the AccuProbe prototype for patients and the first AccuProbe system was shipped in June 1992.


FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

          Sales and other revenues for the fiscal year ended June 30, 1995 totaled $13,594,186, compared to revenues of $13,438,494 for the prior fiscal year. The flat revenue growth results from a decline in the number of AccuProbe(R) systems sold and fewer procedures performed using single-use AccuProbe accessories due primarily to lack of formal Medicare reimbursement for urologic cryosurgery.

          Sales of the AccuProbe are affected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe System. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe for urological cryosurgery. Currently Medicare considers urological cryosurgical procedures to be investigational and excludes such procedures from reimbursement, although Medicare carriers may pay for such procedures if the carriers decide that the use of the AccuProbe is appropriate for the patients involved. No national payment guidelines for such surgery have yet been established by either Medicare's Health Care Financing Administration ("HCFA") or by the National Blue Cross and Blue Shield Association. Therefore, insurer's reimbursement decisions are made on an insurer-by-insurer or case-by-case basis. While payments received by customers vary significantly by region and insurer, widespread formal reimbursement acceptance has yet to be achieved. When insurance coverage is not available, patients may either elect to pay for cryosurgical procedures themselves or undergo traditional therapies which are covered by their insurers. The Company cannot predict if or when national coverage guidelines for Medicare, Blue Cross and Blue Shield or any other insurance carriers will be instituted for this form of surgery. The uncertainty and added efforts required for the Company's customers to secure payment may be impacting sales growth and utilization of AccuProbe Systems to some degree and, if so, may continue to do so unless and until formal national coverage guidelines are established. In this respect, the number of single-use probes sold in the year ended June 30, 1995 decreased 8% compared with the number of probes sold in the prior fiscal year. However, the cumulative number of systems sold since the introduction of the AccuProbe increased 50% from 81 at June 30, 1994 to 122 at June 30, 1995, which could indicate a significantly reduced rate of probe usage per system on average. The Company believes such reduced rate of probe usage is likely due to the lack of uniform medical insurance reimbursement policies. Changes in probe inventories maintained by hospitals using AccuProbe Systems may influence the rate of sales of single-use probes, but the Company is usually not aware of such changes in hospital probe inventories.

          In view of the operating losses suffered by the Company and the level of the Company's current liquid resources (see "Liquidity and Capital Resources" below) , in May 1995 the Company undertook certain actions to reduce expense levels. Such actions include staff reductions, salary reductions and other cost control measures. Such other cost control measures include a reduction in the amount of leased office space, reductions in the levels of research grants to outside facilities and reductions in other overhead expenses. The goal of these cost reduction measures is to reduce operating expenses to a level whereby the Company can achieve operating profits and a positive cash flow from operations, for which there can be no assurance of achieving.

          Gross profits for the year ended June 30, 1995 totaled $7,832,188 or 58% of sales, compared to $6,309,797 or 47% of sales in the prior fiscal year. Gross profits as a percentage of sales in fiscal 1995 ranged from a low of 51% of sales in the quarter ended September 30, 1994 to a high of 73% of sales in the quarter ended June 30, 1995. Gross profits as a percent of sales increased during fiscal 1995 and 1994 as product costs were reduced. Gross profits as a percentage of sales increased in the fourth quarter as a result of a year-end inventory revaluation to current cost levels and a fourth quarter reduction in accrued manufacturing expenses. The Company anticipates the stabilization in gross profits as a percent of sales during the year ending June 30, 1996.

          Research and development expenses for the fiscal year ended June 30, 1995 totaled $2,899,686, compared to $2,506,349 for the prior fiscal year. Research and development expenses increased by $393,337 (16%) in the fiscal year ended June 30, 1995 primarily due to a $422,000 increase in research grants to customers.

          Sales and marketing expenses totaled $3,723,168 in the fiscal year ended June 30, 1995, compared to $3,444,153 in the prior fiscal year. Sales and marketing expenses increased by $279,015 (8%) in the fiscal year, primarily as a result of increased staffing and increased marketing activity.

          General and administrative expenses for the fiscal year ended June 30, 1995 totaled $3,020,866, essentially unchanged from $3,017,306 for the prior fiscal year.

          The Company recorded a $450,000 expense to settle the stockholder class action suit in the year ended June 30, 1995.

          As a result of the increased gross profits, offset in part by an increase in costs and expenses and the expense of settling the stockholder class action suit, the Company sustained a decreased net loss of $2,230,725 for the year ended June 30, 1995 compared to a net loss of $2,636,802 in the prior fiscal year.


FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

          The results for the years ended June 30, 1994 and 1993 reflect the transition from a development stage company to an operating company with expanded manufacturing and marketing capabilities. Sales and other revenues increased 129% in the year ended June 30, 1994 to $13,438,494 and included 46 AccuProbe systems, as well as single-use probes and other accessory products. Sales and other revenues for the year ended June 30, 1993 totaled $5,875,827 and included 35 CMS AccuProbe systems as well as single-use probes, other accessory products and $100,000 from research grants. The increase in revenues in fiscal 1994 reflected not only the increased sales of AccuProbe systems, but also the substantial increase in sales of single-use probes and warranty revenues due to the larger installed base of AccuProbe systems and, to a lesser extent, price increases.

          Commencing with the hiring of a Vice President, Operations, in March 1992, the Company began to incur its initial manufacturing expenses. The Company expanded the manufacturing and engineering staff in the year ending June 30, 1993, from 18 to 48 people, to meet the demand for AccuProbe systems and single-use probes and accessories. In the year ended June 30, 1994 the manufacturing and engineering staff was reduced to 34 people despite increased production levels as initial product development was completed and production cycle times were reduced.

          Gross profits for the year ended June 30, 1994 totaled $6,309,797 or 47% of sales compared to $1,028,540 or 18% of sales in the prior fiscal year. Gross profits as a percentage of sales in fiscal 1994 ranged from a low of 40% of sales in the quarter ended September 30, 1993 to a high of 54% of sales in the quarter ended June 30, 1994. Quarterly gross profits and losses in fiscal 1993 ranged from a loss of $314,934 in the quarter ended September 30, 1992 to a gross profit of $1,139,998 (36% of sales) in the quarter ended June 30, 1993. Gross profits increased during fiscal 1994 and 1993 as sales volume increased and product costs were reduced.

          Research and development expenses for the fiscal year ended June 30, 1994 totaled $2,506,349, compared to $3,151,368 for the prior fiscal year. Research and development expenses decreased by $645,019 (20%) in the fiscal year ended June 30, 1994 primarily due to reduced product development expenses for the AccuProbe system, as well as reduced funding of external research at ASRI and SUNY for both AccuProbe and blood substitute solution research projects, and a reduction in research grants to customers.

          Sales and marketing expenses totaled $3,444,153 in the fiscal year ended June 30, 1994, compared to $2,034,209 in the prior fiscal year. The substantial increases in sales and marketing expenses in fiscal 1994 (69%) were primarily the result of additions to the Company's sales, marketing and sales support staff and increased sales and marketing activity related to the introduction to market of the CMS AccuProbe.

          General and administrative expenses for the fiscal year ended June 30, 1994 totaled $3,017,306, compared to $2,680,322 for the prior fiscal year. General and administrative expenses increased in fiscal 1994 (13%) due to additional staffing, higher professional and consulting fees and additional insurance expenses.

          As a result of the significant increase in revenues and gross profits, offset in part by increases in costs and expenses, the Company sustained decreased net losses of $2,636,802 for the year ended June 30, 1994 compared to a net loss of $6,588,418 in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1995, the Company had cash, cash equivalents, and short-term investments totaling $1,217,693 and working capital of $3,775,893, as compared to $2,523,891 and $5,116,245, respectively, at June 30, 1994. The Company's cash and working capital positions decreased from June 30, 1994 due primarily to the net loss of $2,230,725 sustained by the Company for the year ended June 30, 1995, which was offset in part by the proceeds obtained from exercise of warrants and options.

          The Company's initial public offering of securities was completed in November 1989 (December 1989, with respect to the overallotment option) and resulted in net proceeds of $4,646,406. The Company has funded its research and development, sales and marketing, manufacturing and other operating costs to date primarily from the proceeds of its initial public offering and from proceeds from the exercise of 5,750,000 Redeemable Class A Warrants which were issued as a part of the public offering and the exercise of 5,750,000 Redeemable Class B Warrants which were issued upon the exercise of the Class A Warrants. Net proceeds from the exercise of the 5,750,000 Class A Warrants in fiscal 1990 and 1991 totaled $7,101,669. Net proceeds from the exercise of the 5,750,000 Class B Warrants in fiscal 1990, 1991 and 1992 totaled $11,417,339.

          In connection with the initial public offering, the underwriter received options to purchase up to 100,000 Units, exercisable over a period of three years commencing two years from the effective date of the offering. These Units were identical to the Units sold in the Company's initial public offering except that the Class A and Class B Warrants were not redeemable. Options to purchase 23,900 Units were subsequently transferred to certain employees of the underwriter and on May 27, 1994, the Company entered into an agreement with the successor-in-interest to the underwriter regarding exercise of the remaining 76,100 Unit Purchase Options. Pursuant to the Agreement, (i) 76,100 Unit Purchase Options issued in connection with the Company's initial public offering, (ii) 380,500 Redeemable Class A Warrants (the "Class A Warrants") included in the Units and (iii) 380,500 Redeemable Class B Warrants issuable upon the exercise of the Class A Warrants were concurrently exercised at an aggregate discount of 30.7%, resulting in the issuance of 1,141,500 shares of Common Stock of the Company and proceeds to the Company of $1,200,000.

          On June 15, 1994, the Company entered into agreements with two non-affiliated holders of Unit Purchase Options issued in 1989 in connection with the Company's initial public offering, regarding exercise of an aggregate of 5,000 Unit Purchase Options owned by them. Pursuant to these agreements,
(i) an aggregate of 5,000 Unit Purchase Options (ii) 25,000 Class A Warrants (the "Class A Warrants") included in the Units and (iii) 25,000 Class B Warrants issuable upon the exercise of the Class A Warrants were concurrently exercised at an aggregate discount of 10%, resulting in issuance of 75,000 shares of Common Stock of the Company and net proceeds to the Company of $98,754.

          All of the remaining Unit Purchase Options issued in 1989 in connection with the Company's initial public offering, all of the Class A Warrants included in the Units, and all the underlying Class B Warrants were exercised in August, October and November 1994, resulting in the issuance of 291,000 shares of Common Stock of the Company and proceeds to the Company of $429,990.

          The Company received net proceeds of $113,682 during October 1993 from the exercise of Unit Purchase Options issued in connection with a private placement of the Company's securities completed in October and December 1988. The exercise of these Unit Purchase Options resulted in the issuance of 81,000 shares of Common Stock of the Company and 81,000 shares of 9% Series A Redeemable Convertible Preferred Stock, which preferred shares were convertible into a like number of shares of Common Stock of the Company. On November 19, 1993 the Company called for the redemption on December 20, 1993 of the 81,000 shares of 9% Redeemable Convertible Preferred Stock then outstanding. All holders of the 9% Redeemable Convertible Preferred Stock chose to convert their shares to a like number of shares of Common Stock prior to the expiration of the notice period of redemption and, in December 1993, the Company issued 81,000 shares of Common Stock upon conversion of 81,000 shares of 9% Redeemable Convertible Preferred Stock.

          Subsequent to the exercise of the private placement Unit Purchase Options, the Company received a demand registration request with respect to the securities issued upon the exercise of these Unit Purchase Options and the Company filed a registration statement on March 4, 1994 in connection with these securities, which registration statement was declared effective on March 15, 1994. The Company also registered 500,000 shares of Common Stock of the Company underlying (i) 250,000 Class A Warrants issued to certain investors in connection with a bridge financing completed in June 1989 and (ii) 250,000 Class B Warrants issuable upon exercise of such Class A Warrants. Each Class A Warrant entitled the holder, upon exercising the warrant, to purchase one share of Common Stock and one Class B Warrant for $1.25. Each Class B Warrant entitled the holder, upon exercise of the Warrant, to purchase one share of Common Stock for $2.00. On March 22, 1994, the Company called for the redemption on April 22, 1994 of the 250,000 redeemable Class A Warrants then outstanding. All holders of the outstanding Class A Warrants chose to exercise the Warrants prior to the expiration of the notice period of redemption, and, in April 1994, the Company issued 250,000 shares of Common Stock and 250,000 Redeemable Class B Warrants. The exercise of the outstanding Class A Warrants resulted in net proceeds to the Company of $300,433. On May 3, 1994, the Company called for the redemption on June 7, 1994 of all of the 250,000 Redeemable Class B Warrants issued in April 1994 when the Company's Class A Warrants were exercised. On June 6, 1994, the Company extended the notice period of redemption to June 21, 1994 with respect to 75,000 Class B Warrants which remained outstanding and unexercised. All holders of the Class B Warrants chose to exercise the Warrants prior to the expiration of the notice period of redemption, and in May and June 1994, the Company issued 250,000 shares of Common Stock. The exercise of the Class B Warrants resulted in net proceeds to the Company of $487,933.

          Capital expenditures for leasehold improvements, furniture and equipment totaled $317,240 in the year ended June 30, 1995, compared to $218,612 in the prior fiscal year and $932,279 in the fiscal year ended June 30, 1993. The Company has budgeted $985,000 for additional equipment and furniture in the year ending June 30, 1996.

The Company expects to incur substantial expenditures over the next 12 months related to research, development, manufacturing and testing of its products, and for sales and marketing efforts and other operating expenses. The Company's management assumes that fiscal 1996 sales may be less than the level experienced in fiscal 1995 and 1994 and believes that its current cash and working capital position will be sufficient to fund the operations of the Company for 12 months, dependent, in part, on the level of sales and marketing activity engaged in by the Company and the amounts of research funded by the Company. However, the Company expects to reduce expenditures if necessary and to pursue various forms of short term financing to supplement working capital during fiscal 1996 and possibly additional equity financing. Except for the proceeds from the sale of its products, the Company has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CRYOMEDICAL SCIENCES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page Number
                                                                                                   -----------
Report of Independent Public Accountants                                                              24

Consolidated Balance Sheets                                                                           25

Consolidated Statements of Operations                                                                 26

Consolidated Statements of Cash Flows                                                                 27

Consolidated Statements of Changes in Stockholders' Equity                                            28

Notes to Consolidated Financial Statements                                                            29

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of
  Cryomedical Sciences, Inc.
Rockville, MD

We have audited the accompanying consolidated balance sheets of Cryomedical Sciences, Inc. and Subsidiary as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cryomedical Sciences, Inc. and Subsidiary at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
--------------------------
Washington, D.C.
September 27, 1995

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND 1994
--------------------------------------------------------------------------------

ASSETS                                                                  June 30, 1995             June 30, 1994
------                                                                  -------------             -------------
CURRENT ASSETS:
    Cash and cash equivalents                                            $ 1,117,383              $ 2,426,467
    Short-term investments                                                   100,310                   97,424
    Receivables - net of allowance for doubtful accounts
      of $78,209 and $6,743                                                3,178,032                2,969,837
    Inventories                                                            2,628,532                2,131,289
    Prepaid expenses and other                                               297,984                  291,031
                                                                         -----------             ------------

                 Total current assets                                      7,322,241                7,916,048

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Less accumulated
    depreciation and amortization of $1,010,209 and $593,030               1,061,935                1,171,651

OTHER ASSETS                                                                  18,727                   18,727
                                                                         -----------             ------------

                                                                         $ 8,402,903              $ 9,106,426
                                                                         ===========             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                  2,096,696              $ 1,823,298
    Accrued settlement of stockholder class action suit                      100,000                   -
    Accrued vacation                                                         177,831                  153,941
    Customer deposits                                                         50,000                   60,000
    Warranty reserves                                                        248,000                  245,800
    Extended warranties - current                                            842,738                  507,750
    Current portion of capital lease obligations and notes payable            31,083                    9,014
                                                                         -----------             ------------

                 Total current liabilities                                 3,546,348                2,799,803

EXTENDED WARRANTIES                                                          848,286                  934,371
DEFERRED RENT                                                                  3,690                   18,161
CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE,
  net of current portion                                                      22,654                   30,598
                                                                         -----------             ------------

                 Total liabilities                                         4,420,978                3,782,933
                                                                         -----------             ------------

COMMITMENTS AND CONTINGENCIES

9% SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
    Par value $ .001, liquidation value $ .50 per share;
    authorized, 621,000 shares; issued and outstanding, none                  -                        -

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $ .001; authorized,
       9,379,000 shares; issued and outstanding, none                         -                        -
    Common stock, par value $ .001; authorized,
       50,000,000 shares; issued and outstanding,
       24,845,631 and 24,427,009 shares                                       24,846                   24,427
    Additional paid-in capital                                            26,248,915               25,358,302
    Accumulated deficit                                                  (22,250,365)             (20,019,640)
    Notes receivable from officers, including
       accrued interest                                                      (41,471)                 (39,596)
                                                                         -----------             ------------
                 Total stockholders' equity                                3,981,925                5,323,493
                                                                         -----------             ------------

                                                                         $ 8,402,903              $ 9,106,426
                                                                         ===========              ===========

See notes to consolidated financial statements.

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                  Year Ended               Year Ended             Year Ended
                                                                June 30, 1995            June 30, 1994          June 30, 1993
                                                                -------------            -------------          -------------
                  SALES & OTHER REVENUES                         $ 13,594,186             $ 13,438,494           $  5,875,827

                  COST OF SALES                                     5,761,998                7,128,697              4,847,287
                                                                  -----------              -----------            -----------

                  GROSS PROFIT                                      7,832,188                6,309,797              1,028,540
                                                                  -----------              -----------            -----------

                  OPERATING EXPENSES:
                            Research and development                2,899,686                2,506,349              3,151,368
                            Sales and marketing                     3,723,168                3,444,153              2,034,209
                            General and administrative              3,020,866                3,017,306              2,680,322
                                                                  -----------              -----------            -----------

                  TOTAL OPERATING EXPENSES                          9,643,720                8,967,808              7,865,899
                                                                  -----------              -----------            -----------

                  OPERATING LOSS                                   (1,811,532)              (2,658,011)            (6,837,359)

                  SETTLEMENT OF STOCKHOLDER
                            CLASS ACTION SUIT                        (450,000)                  -                      -

                  INTEREST INCOME, NET OF
                            INTEREST EXPENSE                           30,807                   21,209                248,941
                                                                  -----------              -----------            -----------

                  NET LOSS                                        $(2,230,725)             $(2,636,802)           $(6,588,418)
                                                                  ===========              ===========            ===========
                  WEIGHTED AVERAGE COMMON
                            SHARES OUTSTANDING                     24,705,564               22,795,088             22,673,032
                                                                  ===========              ===========            ===========

                  NET LOSS PER SHARE                              $     (0.09)             $     (0.12)           $     (0.29)
                                                                  ===========              ===========            ===========




See notes to consolidated financial statements.

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                               Year Ended            Year Ended           Year Ended
                                                              June 30, 1995        June 30, 1994         June 30, 1993
                                                              -------------        -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                            $ (2,230,725)         $ (2,636,802)        $ (6,588,418)
                                                             ------------          ------------         ------------
         Adjustments to reconcile net loss to
             net cash used in operating activities:
             Depreciation and amortization                        425,804               337,368              265,655
             Increase (decrease) increase in
                warranty reserves                                   2,200               (36,200)             282,000
             Write-off of accounts receivable                      72,827               126,607                 -
             Settlement cost for
                stockholder class action suit                     450,000                  -                    -
             Accretion of unearned discounts
                on short term investments                            -                     -                (199,387)
             Loss (gain) on disposal of fixed assets                 (210)               10,696                  475
         Changes in assets and liabilities:
             Increase in receivables                             (279,660)             (504,021)          (2,508,971)
             Increase in inventories                             (497,243)             (869,424)          (1,122,246)
             Increase in prepaid expenses and other assets         (6,953)             (151,001)             (16,884)
             Increase in accounts payable,
                accrued expenses, accrued vacation,
                and deferred rent                                 282,817               234,269              864,633
             (Decrease) increase in customer deposits             (10,000)              (40,000)              80,000
             Increase in extended warranties                      248,903               887,812              554,309
                                                            -------------          ------------         ------------

             Total Adjustments                                    688,485                (3,894)          (1,800,416)
                                                            -------------          ------------         ------------

NET CASH USED IN OPERATING ACTIVITIES                          (1,542,240)           (2,640,696)          (8,388,834)
                                                            -------------          ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of short-term investments                      (100,310)              (97,424)         (10,577,422)
         Maturities of short-term investments                      97,424             1,094,548           19,490,273
         Purchase of equipment                                   (317,240)             (218,612)            (932,279)
                                                           --------------         -------------        -------------

NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                                    (320,126)              778,512            7,980,572
                                                           --------------         -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         (Increase) decrease in notes receivable
             from officers                                         (1,875)               (1,875)             30,033
         Increase (decrease) in notes payable                      14,125                (6,208)             (2,859)
         Common stock issued for cash                             111,042               122,140              60,325
         Warrants issued                                             -                     -                 25,000
         Common stock issuance costs                                 -                  (38,565)               -
         Exercise of "A" warrants                                    -                  312,500                -
         Exercise of "B" warrants                                    -                  500,000                -
         Exercise of private placement Unit
           Purchase Options                                          -                  121,500                -
         Exercise of Unit Purchase Options and
           underlying Class A and Class B Warrants                429,990             1,302,375                -
                                                           --------------         -------------        -------------


NET CASH PROVIDED BY FINANCING ACTIVITIES                         553,282             2,311,867             112,499
                                                           --------------         -------------        -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (1,309,084)              449,683            (295,763)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  2,426,467             1,976,784           2,272,547
                                                           --------------         -------------        -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   1,117,383         $   2,426,467        $  1,976,784
                                                            =============         =============        =============

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest                             $      22,690         $      13,482        $      1,599
                                                            =============         =============        =============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
         Common stock received and retired in
            exchange of shares for options                  $           0         $        -           $        373
                                                            =============         =============        =============
Common stock received and retired in payment of
            notes receivable from officer                   $           0         $        -           $    102,784
                                                            =============         =============        =============
         Capitalization of inventories into
            plant and equipment                             $      89,484         $      99,286        $    342,824
                                                            =============         =============        =============
         Equipment purchased under financing                $      45,914         $      32,000        $       -
                                                            =============         =============        =============

See notes to consolidated financial statements.

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                         Common Stock
                                                         ------------
                                                                                                             Notes
                                                                             Additional                    Receivable    Deferred
                                                  Number of                   Paid-In      Accumulated       from        Compensa-
                                                   Shares          Amount     Capital        Deficit        Officers       tion
                                                   ------          ------     -------      -----------      --------      ------
Balance, June 30, 1992  . . . . . . . . . . .     22,844,000      $22,844    $23,057,393   $(10,794,420)   $(170,538)    $(77,775)
Exercise of stock options . . . . . . . . . .         26,000           26         56,425        -             -            -
Exercise of warrants  . . . . . . . . . . . .          3,000            3          3,872        -             -            -
Payment of notes receivable by officer  . . .        (13,157)         (13)      (102,771)       -            102,784       -
Exchange of shares for options  . . . . . . .       (373,334)        (373)           373        -             -            -
Issuance of non-incentive option
   priced below market  . . . . . . . . . . .           -             -           25,000        -             -            -
Loan to officer . . . . . . . . . . . . . . .           -             -             -           -            (37,500)      -
Interest on loans to officers . . . . . . . .           -             -             -           -             (5,316)      -
Payment of note receivable by former officer            -             -             -           -             72,849       -
Amortization of deferred compensation . . . .           -             -             -           -             -            77,775
Net loss  . . . . . . . . . . . . . . . . . .           -             -             -        (6,588,418)      -            -
                                                  ----------      -------    -----------   ------------    ---------     --------

Balance, June 30, 1993  . . . . . . . . . . .     22,486,509       22,487     23,040,292    (17,382,838)     (37,721)      -
Exercise of warrants,
  net of offering costs . . . . . . . . . . .         62,000           62        119,086        -             -            -
Exercise of Class "A" Warrants,
  net of offering costs . . . . . . . . . . .        250,000          250        300,183        -             -            -
Exercise of Class "B" Warrants,
  net of offering costs . . . . . . . . . . .        250,000          250        487,683        -             -            -
Exercise of Private Placement
  Unit Purchase Options,
  net of offering costs . . . . . . . . . . .         81,000           81         77,010        -             -            -
Conversion of 9% Series A
  redeemable convertible preferred
  stock at $.50 per share, net of
  offering costs  . . . . . . . . . . . . . .         81,000           81         36,510        -             -            -
Concurrent exercise of Unit Purchase
  Options and underlying Class A and
  Class B Warrants, net of offering costs . .      1,216,500        1,216      1,297,538        -             -            -
Interest on loan to officer . . . . . . . . .           -             -             -           -             (1,875)      -
Net loss  . . . . . . . . . . . . . . . . . .           -             -             -        (2,636,802)      -
                                                  ----------      -------    -----------   ------------    ---------     --------

Balance, June 30, 1994  . . . . . . . . . . .     24,427,009       24,427     25,358,302    (20,019,640)     (39,596)      -
Exercise of warrants  . . . . . . . . . . . .         88,000           88         81,772        -             -            -
Exercise of stock options . . . . . . . . . .         25,200           25          1,575        -             -            -
Employee Stock Purchase Plan  . . . . . . . .         14,422           15         27,567        -             -            -
Exercise of Unit Purchase Options and
  all underlying Class A and Class B
  Warrants  . . . . . . . . . . . . . . . . .        291,000          291        429,699        -             -            -
Interest on loan to officer . . . . . . . . .           -             -             -           -             (1,875)      -
Increase from settlement
  of stockholder class action suit  . . . . .           -             -          350,000        -             -            -
Net loss  . . . . . . . . . . . . . . . . . .           -             -             -        (2,230,725)      -            -
                                                  ----------      -------    -----------   ------------    ---------     --------
Balance, June 30, 1995  . . . . . . . . . . .     24,845,631      $24,846    $26,248,915   $(22,250,365)    $(41,471)      -
                                                  ==========      =======    ===========   ============    =========     ========

See notes to consolidated financial statements.

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1995, 1994, AND 1993
--------------------------------------------------------------------------------


1.       GENERAL

         Cryomedical Sciences, Inc. ("CMS") and its wholly owned subsidiary, Cryo Instruments, Inc. ("CII"), collectively referred to as "the Company," is engaged in the research and development of products for use in the field of hypothermic (low-temperature) medicine. The Company is engaged in the development, manufacturing and marketing of cryosurgical devices used to freeze and destroy diseased tissue through the application of subfreezing temperatures and shipped the first such device in June 1992. Hypothermic blood substitute solutions also being developed by the Company may allow heretofore difficult or impossible surgical techniques to be performed and may be useful in increasing the period in which organs may be preserved for transplantation.

         CMS was organized November 5, 1987, as a Delaware corporation. Since inception and through June 30, 1992, the Company was a development stage company engaged in organizational activities, including recruiting personnel, establishing office, laboratory and manufacturing facilities, and conducting research and development activities in connection with its cryosurgical probe and its hypothermic blood substitute solutions. Since inception and through June 30, 1992, the Company did not generate any operating revenues and incurred cumulative losses of $9,861,102. In July 1992, the Company began generating revenue from the sale of its products. Management intends to fund operations including future research and development, primarily through the proceeds from sales of the Company's products and through other forms of financing.


2.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include the accounts of Cryomedical Sciences, Inc., and its wholly owned subsidiary Cryo Instruments, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Net Loss Per Share - Net loss per share is based on the weighted average number of common shares outstanding during the years ended June 30, 1995, 1994, and 1993. No effect has been given to unexercised stock options and warrants because the effect would be antidilutive.

         Cash Equivalents - Cash equivalents consist primarily of interest-bearing bank certificates of deposit. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

         Equipment and Leasehold Improvements - Furniture and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the lesser of the life of the asset or the remaining term of the lease.

         Revenue Recognition - The Company receives revenue both from sales of products and from extended warranties. The Company generally recognizes revenue related to the sales of its products, primarily its cryosurgical systems and disposable probes, at the time of shipment. Revenue from extended warranties is deferred and recognized on a straight-line basis over the warranty contract periods. Sales to one major customer in the years ended June 30, 1995, 1994 and 1993 were $886,664, $2,910,827 and $1,452,392, respectively.

         Warranties - The Company generally warrants its cryosurgical systems for one year. The estimated cost to repair or replace systems under warranty is provided by charges to cost of sales in the period in which the related revenue is recognized.

         Research and Development Costs - Research and development costs are expensed as incurred.

         Income Taxes - The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes.

         Reclassifications - Certain reclassifications to the prior year financial statements have been made to conform to the 1995 presentation.


3.       SHORT-TERM INVESTMENTS

         Short-term investments at June 30, 1995 and 1994 consist of interest-bearing certificates of deposit.


4.       INVENTORIES

         Inventories consist of the following:

                                                                      June 30, 1995            June 30, 1994
                                                                      -------------            -------------
         Raw materials and purchased parts                              $1,296,445              $ 1,222,429
         Work in process                                                   628,302                  711,841
         Finished goods                                                    789,090                  560,288
         Consignment inventory                                              53,706                   45,793
                                                                        ----------               ----------
                                                                         2,767,543                2,540,351

         Less reserves                                                    (139,011)                (409,062)
                                                                        ----------               ----------
                                                                        $2,628,532               $2,131,289
                                                                        ==========               ==========


5.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements consist of the following:

                                                                      June 30, 1995           June 30, 1994
                                                                      -------------           -------------
         Leasehold improvements                                      $     222,922             $   205,139
         Furniture and office equipment                                    710,664                 687,226
         Manufacturing and other equipment                               1,138,558                 872,316
                                                                      ------------             -----------
                                                                         2,072,144               1,764,681
         Less accumulated
           depreciation and amortization                                (1,010,209)               (593,030)
                                                                      ------------             -----------

                                                                        $1,061,935              $1,171,651
                                                                        ==========              ==========


         Furniture and office equipment includes assets under capital leases of $77,914 less accumulated amortization of $22,870 at June 30, 1995.

6.       INCOME TAXES

         The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred tax assets and liabilities are as follows:

                                                                June 30, 1995            June 30, 1994
                                                                -------------            -------------
         Accrued vacation                                        $    68,678            $      59,452
         Warranty reserve                                             95,778                   94,928
         Extended warranties                                         653,074                  556,947
         Inventory obsolescence reserve                               53,686                  157,980
         Depreciation                                                (36,499)                 (23,441)
         Tax loss carryforward                                     7,051,997                6,435,251
         R&D credit                                                  639,533                  575,000
         Settlement of stockholder class action suit                 173,790                     -
         Other                                                        (2,713)                 (68,547)
         Less: valuation allowance                                (8,697,534)              (7,787,570)
                                                                 -----------            -------------

         Net deferred                                            $      -               $        -
                                                                 ===========            =============


         The Company has not realized any taxable income since its inception and as of June 30, 1995, has loss carryforwards for both federal and state tax purposes approximately as follows:

                                            Year of                     Federal
                                           Expiration                   and State
                                           ----------                   ---------
                                              2003                $        76,000
                                              2004                        472,000
                                              2005                      1,747,000
                                              2006                      2,205,000
                                              2007                      4,820,000
                                              2008                      5,893,000
                                              2009                      1,433,000
                                              2010                      1,616,000
                                                                      -----------
                                                                      $18,262,000
                                                                      ===========


         The Company has research and development tax credit carryforwards of approximately $20,000 expiring in 2004, $42,000 expiring in 2005, $88,000 expiring in 2006, $125,000 expiring in 2007, $150,000 expiring in 2008, $114,000 expiring in 2009 and $100,000 expiring in 2010.

         In the event of a significant change in the ownership of the Company, the utilization of such loss carryforwards could be substantially limited.


7.       STOCKHOLDERS' EQUITY

         Common Stock - In December 1989, the Company completed an underwritten public offering of 1,150,000 Units consisting of 5,750,000 shares of Common Stock and 5,750,000 Redeemable Class A Warrants. Each Class A Warrant entitled the registered holder to purchase one share of Common Stock and one Redeemable Class B Warrant at a price of $1.25, subject to adjustment, at any time through November 21, 1994. Each Class B Warrant entitled the registered holder to purchase one share of Common Stock at a price of $2.00, subject to adjustment, at any time from the date of issuance through November 21, 1994. Both Class A and Class B Warrants were subject to redemption by the Company at $.05 per warrant under certain conditions.

         All of the Class A Warrants were exercised on or before May 15, 1991, resulting in the issuance of 5,750,000 shares of Common Stock of the Company and 5,750,000 Redeemable Class B Warrants. All of the Class B Warrants were exercised on or before April 21, 1992, resulting in the issuance of 5,750,000 shares of Common Stock of the Company.

         In connection with the initial public offering, the underwriter received options to purchase up to 100,000 Units, exercisable over a period of three years commencing two years from the effective date of the offering. These Units were identical to the Units sold in the Company's initial public offering except that the Class A and Class B Warrants were not redeemable. On May 27, 1994, the Company entered into an agreement with the successor-in-interest to the underwriter regarding exercise of 76,100 Unit Purchase Options. Pursuant to the Agreement, (i) 76,100 Unit Purchase Options issued in connection with the Company's initial public offering, (ii) 380,500 Class A Warrants (the "Class A Warrants") included in the Units and (iii) 380,500 Class B Warrants issuable upon the exercise of the Class A Warrants were concurrently exercised at an aggregate discount of 30.7%, resulting in the issuance of 1,141,500 shares of Common Stock of the Company.

         On June 15, 1994, the Company entered into agreements with two non-affiliated holders of Unit Purchase Options regarding exercise of an aggregate of 5,000 Unit Purchase Options owned by them (the "Agreements"). Pursuant to the Agreements, (i) an aggregate of 5,000 Unit Purchase Options issued in 1989 in connection with the Company's initial public offering, (ii) 25,000 Class A Warrants (the "Class A Warrants") included in the Units and (iii) 25,000 Class B Warrants issuable upon the exercise of the Class A Warrants were concurrently exercised at an aggregate discount of 10%, resulting in issuance of 75,000 shares of Common Stock of the Company.

         All of the remaining Unit Purchase Options, all of the Class A Warrants included in the Units, and all of the underlying Class B Warrants were exercised in August, October and November 1994, resulting in the issuance of 291,000 shares of Common Stock of the Company.

         Warrants - In June 1989, the Company completed an offering of 20 Units ("Units"), each Unit consisting of a $25,000 principal amount note payable ("Notes"). When the Notes were repaid in November 1989, each Unit holder received $26,250 ($25,000 principal repayment plus $1,250 interest) and 12,500 Redeemable Class A Warrants. Each warrant entitled the holder, upon exercising the warrant, to purchase one share of Common Stock and one Redeemable Class B Warrant at a price of $1.25. The Class A Warrants were exercisable for a period of five years from the effective date of registration of the initial public offering. Each Class B Warrant entitled the holder, upon exercising the warrant, to purchase one share of the Company's Common Stock at a price of $2.00. The Class B Warrants were exercisable from the date of issuance and expired on the date the Class A Warrants expired.
         Both Class A and Class B Warrants were subject to redemption by the Company at $.05 per warrant under certain conditions.

         On March 22, 1994, the Company called for the redemption on April 22, 1994 of all of the 250,000 outstanding Class A Warrants issued when the Notes were repaid in 1989. All holders of the Class A Warrants chose to exercise the warrants prior to the expiration of the notice period of redemption, and in April 1994, the Company issued 250,000 shares of Common Stock and 250,000 Class B Warrants in exchange for the 250,000 Class A Warrants outstanding on March 21, 1994.

         On May 3, 1994 the Company called for the redemption on June 7, 1994 of all of the 250,000 outstanding Class B Warrants issued in April 1994 when the Company's Class A Warrants were exercised. On June 6, 1994, the Company extended the notice period of redemption to June 21, 1994 with respect to 75,000 Class B Warrants which remained outstanding and unexercised. All holders of the Class B Warrants chose to exercise the Warrants prior to the expiration of the extended notice period of redemption, and in May and June 1994, the Company issued 250,000 shares of Common Stock in exchange for the 250,000 Class B Warrants outstanding on May 2, 1994.

         The Company has granted warrants to members of the Company's Scientific Advisory Board and to consultants and others who have provided, or will provide, services to the Company. The Company generally grants each new member of the Scientific Advisory Board three-year warrants to purchase 12,000 shares of Common Stock (25,000 shares with respect to the Chairman of the Scientific Advisory Board), at a price per share equal to the market price of the stock on the date of grant. One-half of the warrants may be exercised from the date of grant and, in the event that the recipient continues to serve as a member of the Scientific Advisory Board, one-half may be exercised after one year of service.

         The Company has also granted warrants to consultants and others who have provided, or will provide, services to the Company, at a price per share equal to the market price of the Common Stock on the date of grant. The terms of such warrants have ranged from three to five years with various vesting arrangements (see Note 10 regarding warrants granted to a director).

         The following table summarizes warrant activity for each of the three years in the period ended June 30, 1995 with respect to warrants granted to Scientific Advisory Board members and consultants (excluding warrants granted to a director of the Company in connection with consulting services. See Note 10)

                                                           Number
                                                         of Warrants            Price  Per Share
                                                         -----------           ------------------
                    Balance, June 30, 1992                 277,000              $0.75  -  9.25
                    Granted                                 25,000                    8.75
                    Exercised                               (3,000)              1.00  -  1.875
                                                         ---------

                    Balance, June 30, 1993                 299,000               0.75  -  9.25
                    Granted                                 82,000              2.625  -  4.125
                    Exercised                              (62,000)                   1.97
                    Lapsed                                 (55,000)                   1.97
                                                         ----------

                    Balance, June 30, 1994                 264,000               0.75  -  9.25
                    Granted                                 -                          -
                    Exercised                              (88,000)              0.75  -  1.97
                    Lapsed                                 (24,000)                   9.25
                                                         ---------
                    Balance, June 30, 1995                 152,000             $2.125  -  8.75
                                                          =========

                    Warrants exercisable
                    at June 30, 1995                       118,666             $2.125  -  8.75
                                                          =========


         Stock Options - The Company has adopted a stock option plan for issuance of options to employees, directors and consultants of the Company. The options may be designated incentive or non-incentive, as determined by the Board of Directors, and incentive options may not be granted at less than the fair market value of the underlying shares at date of grant, as determined by the Board of Directors. The plan provides that all options granted shall be exercisable during a period within ten years from the date of grant, subject to certain restrictions. At June 30, 1995, 228,566 shares were available for future grants under the stock option plan.

      The following table summarizes plan activity for each of the three years in the period ended June 30, 1995:

                                    Number of               Price
                                    Options               per Share
                                 -------------            ---------
    Balance, June 30, 1992           854,000           $1.75  -  11.75
    Granted                          561,734            0.05  -   8.25
    Exercised                        (26,000)           1.88  -   3.19
    Cancelled                        (27,000)           3.00  -   9.25
                                  ----------

    Balance, June 30, 1993         1,362,734            0.05  -  11.75
    Granted                          815,500            2.13  -  5.75
    Exercised                        -                        -
    Cancelled                       (264,000)           3.00  -  9.625
                                    --------

    Balance, June 30, 1994         1,914,234            0.05  -  11.75
    Granted                           49,800            2.75  -  3.563
    Exercised                        (25,200)           0.05  -  1.75
    Cancelled                        (73,600)          3.375  -  8.25
                                  ----------

    Balance, June 30, 1995         1,865,234            0.05  -  11.75
                                   =========

    Options exercisable
    at June 30, 1993                 346,332           $1.75  -  11.75
                                  ==========

    Options exercisable
    at June 30, 1994                 911,538           $0.05  -  11.75
                                  ==========

    Options exercisable
    at June 30, 1995               1,266,434           $0.05  -  11.75
                                  ==========


      In August 1993 the Board of Directors approved the 1993 Employee Stock Purchase Plan which was subsequently approved by the stockholders of the Company on January 31, 1994. The Plan allows substantially all non-executive employees of the Company to purchase Common Stock upon exercise of options granted. The options are exercisable at the lower of 85% of the fair market value of the Common Stock at either the date of grant or exercise. The Plan was implemented on July 1, 1994. Purchases under the Plan are subject to certain limitations and may not exceed 250,000 shares during the term of the Plan which expires on June 30, 1997. A total of 14,422 shares of Common Stock were purchased by employees during the year ended June 30, 1995 at a price of $1.9125 per share.

      Stockholder Rights Plan - On August 21, 1995, the Board of Directors of Cryomedical Sciences, Inc. declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock for stockholders of record on September 11, 1995. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series B Junior Preferred Stock, par value $.001 per share (the "Preferred Shares"), of the Company at a price of $10.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will be exercisable (i) 10 days following a public announcement that a person or group acquires beneficial ownership of 20% or more of the outstanding Common Stock of the Company (an "Acquiring Person"), or (ii) 10 business days (or later as determined by the Board of Directors) following the commencement of, or an announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 20% or more of the outstanding Common Stock of the Company (the earlier of such dates being called the "Distribution Date"). Until a Right is exercised, the holder thereof will have no rights as a stockholder of the Company. Until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the Common Stock.

      In the event that any person or group becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person, will thereafter have the right to receive upon exercise that number of shares of Common Stock of the Company having a market value of two times the Purchase Price, and in the event that the Company is acquired in a business combination transaction or 50% or more of its assets are sold, each holder of a Right will thereafter have the right to receive upon exercise that number of shares of common stock of the acquiring company which at the time of the transaction will have a market value of two times the Purchase Price.

      At any time after any person becomes an Acquiring Person, and prior to the acquisition by such person or group of 50% or more of the outstanding Common Stock of the Company, the Board of Directors of the Company may cause the Rights (other than Rights owned by such person or group) to be exchanged, in whole or in part, for Common Stock at an exchange rate of one share of Common Stock per Right. At any time prior to the acquisition by a person or group of beneficial ownership of 20% or more of the outstanding Common Stock, the Board of Directors of the Company may redeem the Rights in whole at a price of $.001 per Right. The Rights have certain anti-takeover effects, in that they will cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors.


8. PRIVATE PLACEMENT OF COMMON STOCK AND 9% SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

      The Company has authorized 621,000 shares of 9% Series A Redeemable Convertible Preferred stock having a par value of $.001 per share and a liquidation value of $.50 per share. During October and December 1988, the Company completed the sale of an aggregate of 9 Units through a private placement offering. Each Unit consisted of 60,000 shares of the Company's Common Stock and 60,000 shares of 9% Series A Redeemable Convertible Preferred Stock ("Preferred Stock"). In connection with the above offering, the placement agent was granted an option to purchase an additional 15% of the Units placed (1.35 Units) at the offering price through October 30, 1993. Each share of preferred stock was convertible, at the holder's option at any time, into one share of Common Stock. In addition, upon the consummation of the Company's initial public offering, the preferred stock was redeemable at the holder's option for $.50 per share. In March 1990, the Company called for redemption, at $.50 per share, all of the outstanding shares of the 9% Series A Redeemable Convertible Preferred Stock. All holders of the preferred shares chose to convert to Common Stock prior to the expiration of the notice period of redemption, and in April 1990, the Company issued 540,000 shares of Common Stock in exchange for the 540,000 preferred shares.

      In October 1993, holders of the options to purchase 1.35 Units exercised the options, resulting in the issuance of 81,000 shares of Common Stock of the Company and 81,000 shares of 9% Series A Redeemable Convertible Preferred Stock. On November 19, 1993 the Company called for the redemption, at $.50 per share, of all of the 81,000 shares of 9% Redeemable Convertible Preferred Stock then outstanding. All holders of the 9% Redeemable Convertible Preferred Stock chose to convert their shares to a like number of shares of Common Stock prior to the expiration of the notice period of redemption, and in December 1993, the Company issued 81,000 shares of Common Stock in exchange for the 81,000 shares of Redeemable Convertible Preferred Stock then outstanding.


9.    EMPLOYEE BENEFIT PLAN

      The Company established a 401(k) savings plan effective as of July 1, 1992 covering all eligible employees. Company contributions are discretionary and none were made in the years ended June 30, 1995, 1994 and 1993. The Company incurred $7,347, $5,848 and $3,403 of plan administration expenses in the years ended June 30, 1995, 1994 and 1993, respectively.


10.   RELATED PARTY TRANSACTIONS

      In November 1989, the President and Chief Executive Officer commenced his employment with the Company and received 560,000 shares of Common Stock of the Company. The fair market value of the 560,000 shares at the date of employment was deemed to be compensation to the President and was amortized over the three year term of his employment contract. Under the terms of his employment contract, the President borrowed funds from the Company for payment of federal and state income taxes on this compensation, evidenced by promissory notes secured by 522,500 of the shares. The loans were for a period of five years with interest at the rate of 9% per annum. In January 1993, the President repaid the loans owed by him to the Company by tendering 13,157 of the shares of Common Stock owned by him valued at the market value at the date of payment.

      In January 1993, the Company entered into a new employment agreement with the President to continue his employment as President and Chief Executive Officer. Of the 560,000 shares of Common Stock of the Company that the President had received in November 1989 pursuant to his original employment agreement, 373,334 shares remained subject to forfeiture. Under the new employment agreement, these 373,334 shares were exchanged for a non-incentive stock option, granted to the President, to purchase 373,334 shares of Common Stock at a price of $.05 per share, which option may be exercised in whole or in part commencing July 14, 1993 until its expiration date in January 1998. The option was exercised with respect to 25,000 shares in February 1995.

      In August 1991, the Vice President, Marketing and Sales, exercised options to purchase 40,000 shares of Common Stock of the Company. Under the terms of his employment contract, the Vice President, Marketing and Sales borrowed funds from the Company to exercise the options, evidenced by a promissory note secured by the 40,000 shares. The loan was for a period of five years with interest at the rate of 5% per annum and was paid in full in November 1992.

      In May 1993, the Vice President, Research and Development, exercised options to purchase 20,000 shares of Common Stock of the Company. Under the terms of his employment contract, the Vice President, Research and Development borrowed funds from the Company to exercise the options, evidenced by a promissory note secured by the shares. The loan is for a period of five years with interest at the rate of 5% per annum.

      In August 1993, in connection with the execution of a three-year consulting agreement, the Company granted a Director warrants to purchase 25,000 shares of Common Stock at $5.75 per share. The warrants lapse after five years and in the event that the Director continues to provide consulting services to the Company, one-third may be exercised after one year, an additional one-third may be exercised at the end of the second year, and an additional one-third may be exercised at the end of the third year.

      In May 1994, the President and Chief Executive Officer borrowed $25,000 from the Company, evidenced by a promissory note and secured by 20,000 shares of Common Stock of the Company. The President borrowed an additional $10,000 in August 1994. Each of the loans was for a period of one year with interest at the rate of 7.5% per annum. In April 1995 each of the loans was extended for an additional one year term.

      The Company paid consulting fees to three stockholders for consulting services. For the years ended June 30, 1995, 1994 and 1993, these fees totaled $89,900, $159,833 and $120,500, respectively.

      The Company paid $104,046, $103,986 and $77,989 of legal fees in the years ended June 30, 1995, 1994 and 1993, respectively, to a law firm in which a director and stockholder of the Company is a partner.


11.   COMMITMENTS AND CONTINGENCIES

      In connection with its obtaining the right and interest to certain inventions, the Company has agreed to grant a nonexclusive, nontransferable license to another company for any products developed for use in certain defined applications.

      In August 1989, the Company entered into a Research Project Management Services Agreement with Allegheny-Singer Research Institute ("ASRI"), pursuant to which ASRI has agreed to conduct research on the Company's behalf on a project-by-project basis over a two-year period, which period was extended to June 30, 1995. The Company agreed to fund ASRI with at least $1,000,000 to conduct such research, and expended $2,095,670 through June 30, 1995. Among other things, the agreement provides for the ownership and all rights of technology to be retained by the Company, except that new products and techniques developed by ASRI personnel that are not improvements or a part of the Company's technology, inventions, or techniques, and are separately identifiable and patentable, are governed by ASRI's Intellectual Property Policy and will be owned by ASRI. ASRI and the Company have agreed that the Company will have a right of first refusal to obtain an exclusive license for any new product or technique so owned by ASRI. Any license agreement pursuant thereto shall contain, among other things, a provision for royalty payments to be made by the Company to ASRI.

      In connection with the repurchase of an aggregate of 2,765,000 shares of its Common Stock in December 1990 and April 1991 from certain non-affiliated stockholders and three former employees, the Company granted a non-exclusive license to another company for certain limited and specified uses of the Company's hypothermic blood substitute solutions, which uses the Company has no intention of pursuing.

      Since 1987, the Vice President, Research and Development of the Company, has also been a Professor and the Director of the Center for Cryobiological Research at State University of New York at Binghamton ("SUNY"). In October 1993, the Company entered into an agreement with SUNY pursuant to which SUNY released the Company's Vice President, Research and Development, from undergraduate teaching responsibilities for the year ended June 30, 1994 in return for reimbursements totaling $39,000 for the fiscal year. The Company entered into similar agreement with SUNY for the year ending June 30, 1995 in return for reimbursement totaling $39,000.

      The Company has funded research grants to various hospitals and individuals to conduct research, develop new medical procedures, or compile clinical data in connection with the use of AccuProbe Systems purchased from the Company. The following table summarizes the research grant activity to customers for each of the three years in the period ended June 30, 1995:

              Year                   Number            Aggregate
              Ended                of Research         Value of
             June 30,               Grants             Grants ($)
             --------          ---------------         ----------
               1993                    4                $240,000
               1994                    3                 127,000
               1995                   15                 549,000

         In January 1994, the Company received correspondence from the Food and Drug Administration (FDA) denying 510(k) premarket clearance for the CMS Urethral Warmer ("Warmer"), an optional cryosurgical accessory device intended to protect the urethra from low temperature damage during urological cryosurgery procedures. According to such correspondence, the Warmer would require premarket approval ("PMA") prior to commencement of the marketing thereof. Subsequently, the FDA indicated that it would reconsider 510(k) clearance for the Warmer if the Company met certain conditions.

         On April 1, 1994, in accordance with one of the FDA conditions, the Company submitted an Investigational Device Exemption ("IDE") application for its Urethral Warmer. The Company received conditional approval from the FDA for the IDE on May 2, 1994. Any investigational sites which were using the Warmer pursuant to the prior "abbreviated" IDE and which are not part of the current study under the IDE cannot continue using the Warmer unless and until CMS receives 510(k) clearance subsequent to the completion of the current study.

         The Company submitted a new 510(k) application for the Warmer, another one of the FDA's conditions, in June 1995, designating the Warmer as an "accessory" to the previously cleared CMS AccuProbe System or other cryosurgical devices for use in general urological procedures. In September 1995, the FDA responded to the application with a request for additional information regarding certain specifications, test results and labeling. The Company anticipates a timely response to the request. Until regulatory clearance is received for the Warmer, the Company will market the CMS AccuProbe system without providing any such Warmers.

         During the quarter ended March 31, 1994, in which quarter the Company announced receipt of the correspondence from the FDA denying 510(k) premarket clearance, CMS AccuProbe system sales in the urological field slowed significantly. The Company believes that this was due, in part, to the uncertainty regarding the status of the Warmer and the availability of alternatives. For the quarter ended June 30, 1994, sales of AccuProbe systems in the urological field returned to more normal levels and continued at such levels for the year ended June 30, 1995. Various factors in addition to the Warmer issue, such as a lack of uniform medical insurance reimbursement policies, could have an effect on CMS AccuProbe system sales. At this time the Company does not believe that the uncertainty regarding the status of the Warmer will have a significant long term impact on sales of AccuProbe systems.

         On March 31, 1994, the Company received a warning letter from the FDA concerning promotional materials for the CMS AccuProbe system. The letter stated that FDA "has determined that these materials contain statements, suggestions, and implications which are misleading because they promote the product beyond its intended use." The letter from the FDA took issue with the promotion of the AccuProbe system specifically for the "treatment" of "prostate cancer," and generally for the "treatment" of "any specific disease state." The Company responded to the FDA by notifying FDA that it did not promote the AccuProbe for the "treatment" of any disease and that correspondence with other agency officials had led the Company to believe that use of the words "prostate" and "cancer" were permitted in this instance given the 510(k) submission, the nature of the predicate device upon which the 510(k) was based, and the fact that the device had received clearances in the fields of urology and oncology. Nonetheless, the Company agreed to modify its promotional materials in a way which it believes would bring it into compliance with the Agency's request.
         The Company does not believe that the modifications to its promotional materials will have a significant long term impact on future sales of the AccuProbe system.

         In April 1994, present or former stockholders of the Company filed several suits against the Company, its President and CEO and two other directors in the United States District Court for the District of Maryland. The suits were subsequently consolidated under Case No. AW-94-873, and a consolidated amended complaint was filed. The plaintiffs sought to have the consolidated action designated as a class action on behalf of all persons who purchased the Company's stock between September 13, 1991 and April 4, 1994. The plaintiffs claimed that, during that period, the defendants violated the federal securities laws and the common law by failing to make accurate public disclosures regarding the need for, and status of, FDA clearance of the CMS Urethral Warmer, an optional accessory device intended to protect the urethra during urological cryosurgery procedures, and by failing to make accurate public disclosures regarding the prospect that FDA would later take the position that it was improper for the Company to promote the CMS AccuProbe System for the "treatment" of "prostate cancer," and generally for the "treatment" of "any specific disease state." The plaintiffs claimed that the market price of the Company's stock was inflated as a result of the defendants' alleged failure to make accurate public disclosures. In addition, the plaintiffs asserted that the individual defendants violated the federal securities laws by selling Company stock at inflated prices during the alleged class period. The plaintiffs sought damages in unspecified amounts, prejudgment interest, and an award of attorneys' fees and experts' fees. On November 4, 1994, the defendants moved to dismiss the consolidated amended complaint. On April 26, 1995, the Court dismissed a major portion of the action. The Court dismissed the plaintiffs' claims against the individual defendants in their entirety. The Court also dismissed the plaintiffs' claims relating to the Company's 1991 and 1993 annual reports and dismissed the plaintiffs' state law claims in their entirety. The Court ruled that the plaintiffs were entitled to proceed solely with regard to the question of whether the Company should have made a public disclosure in October 1992 when it applied for FDA clearance for the CMS Urethral Warmer, and whether the Company should have included a description in its 1992 annual report of the relationship between the Urethral Warmer and the CMS AccuProbe. On or about September 15, 1995, the parties reached an agreement in principle to settle the case. The agreement provides that a class consisting of all persons who purchased the Company's stock between September 13, 1991 and April 4, 1994 will be certified solely for settlement purposes. In return for a general release of all claims which members of the class may have against the Company and its past and present officers, directors, employees and other agents, the Company will pay $100,000 and issue shares of common stock of the Company with a market value of $350,000, based on the average closing price on the ten trading days prior to district court approval of the settlement. The Company has accrued the entire $450,000 settlement cost of the stockholder class action suit as of June 30, 1995. The $350,000 of common stock to be issued has been recorded as additional paid in capital at June 30, 1995. The plaintiffs' counsel intend to apply to the Court for an award of fees equal to approximately one third of the gross amount of the settlement proceeds, as well as for reimbursement of the out of pocket expenses they incurred during the course of the litigation.

         The remainder of the settlement proceeds, minus the costs of administering the settlement, including the costs of notice to the class, will be distributed to those members of the class who submit timely claims, in proportion to the investment losses they have suffered on shares they purchased during the class period. The settlement is subject to approval by the Court after notice to the class. The Company has settled the litigation solely to avoid the expenses that would be involved in defending the suit between now and its conclusion. Those expenses were expected to exceed the amount of the cash consideration being paid in the settlement. The defendants have admitted no liability and continue to believe that the suits are without merit. In the event that the settlement is not finally approved, the Company will continue to defend its position vigorously.

         On April 26, 1995, the Company received notice that Cryogenic Technology Limited ("CryoTech"), a competitor of the Company, had filed suit against the Company in the United States District Court for the District of Maryland, Civil Action No. JFM-95-1018. CryoTech sought a declaration that one of the Company's patents is invalid or that CryoTech was not infringing any valid claims of the patent. The patent covers certain aspects of the cryoprobes which are used with the CMS AccuProbe System. The action was prompted by repeated correspondence from the Company to CryoTech in which the Company asserted that the cryoprobes which are used with CryoTech's cryosurgical system were infringing the Company's patent. The Company believes that CryoTech's claims of invalidity and lack of infringement were without merit. On or about May 30, 1995, the Company filed a counterclaim for infringement against CryoTech and Candela Laser Corporation ("Candela"), which the Company believed was the exclusive distributor of CryoTech's surgical systems and probes. The Company sought a declaration that the Company's patent is valid and that CryoTech and Candela were infringing the patent, an injunction barring CryoTech and Candela from infringing the patent, and an award of damages and attorneys' fees. In mid-July 1995, the Company was informed that CryoTech had been placed in receivership in the United Kingdom, that its business was being sold to another, unrelated entity and that the new entity would be using a new design for its cryoprobes that, it was asserted, would not involve any infringement of the Company's patents. The Company was further informed that Candela intended to make no further purchases or sales of the current version of the probe, although Candella to date has refused to state that it is ceasing certain uses of the current version of the probe in its sales activities that the Company believes constitute an infringement of the Company's patent. Based on the information that the Company has received, the Company has tentatively agreed with CryoTech that the litigation pending between them will be discontinued. This agreement is subject to the Company's receiving written confirmation from CryoTech that its business has been sold to another, unrelated entity and that it has ceased manufacturing, using or selling the infringing probes. In the absence of a satisfactory resolution of the issue concerning Candela's sales activities, the Company intends to continue prosecuting its claim for infringement against Candela. In addition, the Company will be vigilant to insure that the new version of the probe, if it is forthcoming, does not infringe the Company's patents. In the event that the dispute with Candela is not resolved by agreement, it can be anticipated that Candela will assert that the Company's patent is invalid and that Candela is not infringing any valid claims of the patent. The Company believes that claims of invalidity and lack of infringement would be without merit.

         The Company has salary commitments under employment contracts with six executives for approximately $690,000 annually in the aggregate, but has temporarily reduced the salaries for such executives to approximately $632,000.

         The Company rents office, lab, and manufacturing facilities under a five year lease. The Company partially occupied these facilities in May 1991 and fully occupied the facilities in November 1991; the five year term of the lease commenced when the facilities were completed and fully occupied. The lease was amended in August 1991, February 1992, December 1992, July 1993 and October 1993 to add additional space. The Company negotiated a new five-year lease in May 1995, which included a reduction in the amount of leased office space. This lease superceded the previous lease and amendments. The new lease was amended on July 1, 1995 to include additional unimproved storage space.

         Future minimum lease payments for facilities and equipment at June 30, 1995, are as follows:

             Fiscal Years                Operating            Capital
           Ending June 30,                Leases              Leases
           ---------------              ----------           --------
                 1996                   $  393,374          $ 37,221
                 1997                      397,116            20,102
                 1998                      401,608             4,666
                 1999                      404,951                 0
                 2000                      345,887                 0
                                        ----------          --------
                                        $1,942,936            61,989
                                        ==========
          Less interest expense                               (8,252)
                                                            --------
          Capital lease obligation at
            June 30, 1995                                   $ 53,737
                                                            ========

         Rental expenses for facilities and equipment for the years ended June 30, 1995, 1994, and 1993 totaled $527,402, $506,065, and $347,012, respectively.

12.      SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

         During the quarter ended June 30, 1995, the Company recorded an adjustment to increase inventory by $179,640 to reflect current cost levels and a $228,547 adjustment to reduce accrued manufacturing expenses. In addition, the Company recorded the entire $450,000 settlement cost of the stockholder class action suit which was settled subsequent to June 30, 1995.

                                  * * * * * *

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None



                                    PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

                                                              Position and Offices
Name                                    Age                     With the Company
----                                    ---                   --------------------
J. J. Finkelstein                       43                    President, Chief Executive Officer,
                                                              and Director

John G. Baust, Ph.D.                    53                    Vice President,
                                                              Advanced Technology
                                                              and Chief Scientific Officer

Theodore D. Pennington                  58                    Vice President,
                                                              Finance and Administration and
                                                              Secretary

Alan F. Rich                            43                    Vice President,
                                                              Sales and Marketing

Yuchi Huang, Ph.D.                      45                    Vice President,
                                                              Operations

ZhaoHua Chang, Ph.D.                    32                    Vice President,
                                                              Cryosurgical Engineering

Howard S. Breslow                       56                    Director

Sam Carl                                64                    Director

Robert A. Schoellhorn                   67                    Director

Henry T. Pietraszek                     48                    Director

         Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by them:

         J. J. Finkelstein has been President and Chief Executive Officer of the Company since November 1989, and a director of the Company since August 1989. From 1982 to November 1989, Mr. Finkelstein was employed by Alpha 1 Biomedicals, Inc. ("Alpha 1"), a publicly-held corporation engaged in the research and development of pharmaceutical products for immune system deficiencies, including as President (1984 to November 1989), Chief Executive Officer and Treasurer (1986 to November 1989), and as Vice President for Administration (1982 to 1984). He also served as the President and as a director of Viral Technologies, Inc., a company 50% owned by Alpha 1 and engaged in the development of AIDS related technology. From 1982 to May 1991, Mr. Finkelstein also served as a director of Alpha 1.

         John G. Baust, Ph.D., has been Vice President, Advanced Technology of the Company since January 1995, Chief Scientific Officer since August 1993, served as Vice President, Research and Development, of the Company from July 1990 to January 1995, and served as a consultant to the Company from April 1990 to July 1990. Since 1987, Dr. Baust has also been a Professor and the Director of the Center for Cryobiological Research at State University of New York at Binghamton, and since July 1994, Dr. Baust has also been Adjunct Professor of Surgery, Medical College of Pennsylvania. From 1984 to 1987, he was a Professor and the Director of the Institute of Low Temperature Biology at the University of Houston.

         Theodore D. Pennington has been Vice President, Finance and Administration of the Company since May 1990 and Secretary of the Company since June 1992. From 1987 to 1989, Mr. Pennington was Corporate Controller at Netrix Corp., a company engaged in the development, manufacture, and sale of telecommunications hardware and software. From 1986 to 1987, he was Corporate Controller of Iomega Corp., a publicly-held company engaged in the manufacture and sale of disk drives for personal computers.

         Alan Rich has been Vice President, Sales and Marketing, of the Company since March 1994. Mr. Rich joined the Company in May 1992 as a regional sales manager. From 1987 to May 1992, Mr. Rich was employed as Luminary Accounts Manager by Spacelabs, Inc., a publicly-held corporation engaged in the development, manufacture and marketing of patient monitoring systems.

         Yuchi Huang, Ph.D., has been Vice President, Operations of the Company since March 1992. From 1986 to March 1992, Dr. Huang was employed by Nicolet Instrument Corporation, a company engaged in development, manufacture and sale of medical, analytical, test, and measurement instruments, including as Product Manufacturing Engineering Manager from 1988 to March 1992 and as Engineering Manager from 1986 to 1988.

         ZhaoHua Chang, Ph.D., has been Vice President, Cryosurgical Engineering, of the Company since January 1995. Dr. Chang joined the Company in August 1991 and served as a senior engineer until April 1992 and Director, Developmental Engineering, of the Company from May 1992 until December 1994. Prior to joining the Company, Dr. Chang served as a consultant to the Company from August 1990 until August 1991.

         Howard S. Breslow has served as a director of the Company since July 1988. He has been a practicing attorney in New York City for more than 28 years and is a member of the law firm of Breslow & Walker, New York, New York, which firm serves as general counsel to the Company. Mr. Breslow currently serves as a director of FIND/SVP, Inc., a publicly-held company engaged in the development and marketing of information services and products; Vikonics, Inc., a publicly-held company engaged in the design and sale of computer-based security systems; and Lucille Farms, Inc., a publicly-held company engaged in the manufacture and marketing of dairy products.

          Sam Carl has been a director of the Company since January 1990. For more than the past five years, Mr. Carl has been a private investor and the owner of a seat on the Chicago Mercantile Exchange.

          Robert A. Schoellhorn has been a director of the Company since September 1992. Since August 1990, Mr. Schoellhorn has been retired from Abbott Laboratories, a publicly-held corporation engaged in the discovery, development, manufacture and sale of a broad and diversified line of human health care products and services. From 1973 to August 1990, Mr. Schoellhorn was employed by Abbott Laboratories, including as Chairman of the Board (1981 to March 1990), Chief Executive Officer (1979 to January 1990) and President (1976 to 1981). Mr. Schoellhorn currently serves as a director of SunPharm Corporation, a publicly held company engaged in the development of small molecule pharmaceutical products.

         Henry T. Pietraszek has served as a director of the Company since April 1995. Mr. Pietraszek was President and CEO of BioStar, Inc., a privately held medical diagnostic company in Boulder, Colorado, from March 1994 to August 1995. From 1986 to 1994, Mr. Pietraszek served as the President and CEO of TAP Pharmaceuticals, a joint venture between Abbott Laboratories and Takeda Chemical Industries of Japan.

         All directors of the Company hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Executive officers hold office until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

         No family relationship exists between any director or executive officer and any other director or executive officer of the Company.

         The Company is not aware of any late filings of, or failures to file, during the fiscal year ended June 30, 1995, the reports required by Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary, commission and bonus payments in excess of $100,000 during the fiscal year ended June 30, 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term Compensation
                                                                        -------------------------------------------
                                          Annual Compensation                       Awards                 Payouts
                                -----------------------------------     ------------------------------   ----------
                                                                          Restricted
                                                      Other Annual         Stock         Options/           LTIP        All Other
Name and Principal      Fiscal   Salary      Bonus    Compensation        Award(s)         SARs            Payouts    Compensation
    Positions            Year    ($)(1)       ($)         ($)               ($)          (#) (2)             ($)          ($)
-------------------     ------   ------     -------   ------------        -----------    ---------        --------   -------------
J. J. Finkelstein       1995     166,893      -          -                    -             -                  -          -
  President, Chief      1994     162,036      -          -                    -             200,000            -          -
  Executive Officer     1993     157,276      -          -                    -             373,334 (3)        -          -
  and Director

John G. Baust, Ph.D.    1995     104,429      -          -                    -             -                  -          9,243 (4)
  Vice President,       1994     108,927      -          -                    -              50,000            -          8,234 (4)
  Advanced              1993     105,750      -          -                    -             -                  -         12,324 (4)
  Technology

Yuchi Huang, Ph.D.      1995     106,979      -          -                    -             -                  -          -
  Vice President,       1994     101,062      -          -                    -              30,000 (5)        -          -
  Operations            1993      97,577      -          -                    -             -                  -          -

Alan F. Rich            1995      94,417      -          132,596 (6)                        -                  -          -
  Vice President,       1994      76,667      -          158,818 (7)          -             100,000            -          -
  Sales and Marketing   1993      70,000      -           77,248 (8)          -             -                  -          -

 ---------------------------

 (1) Salaries for fiscal 1995 reflect 10% salary reductions for executive officers of the Company commencing April 1, 1995. Such salary reductions continue in effect.

 (2) Options to acquire shares of Common Stock.

 (3) Pursuant to his employment agreement, in November 1989, Mr. Finkelstein received 560,000 shares of Common Stock of the Company, a portion of which was subject to forfeiture under certain circumstances if he was not employed by the Company for the remaining term of the agreement. In January 1993 the Company entered into a new employment agreement with Mr. Finkelstein to continue his employment as President and Chief Executive Officer. Of the 560,000 shares of Common Stock of the Company that Mr. Finkelstein had received in 1989 pursuant to his original employment agreement, 373,334 shares remained subject to forfeiture. Under the new Employment Agreement these 373,334 shares were exchanged for a non-incentive stock option granted to Mr. Finkelstein to purchase a like amount of shares at a price of $0.05 per share. See "Employment Agreements."

 (4) Consists of Company contributions to Dr. Baust's retirement account at State University of New York at Binghamton in accordance with the employment agreement between Dr. Baust and the Company.

 (5) In June 1994, unvested options for 60,000 shares granted in 1992 were cancelled in connection with the grant of options for 30,000 additional shares.

 (6) Consists of $126,846 of commissions and a $5,750 automobile allowance.

 (7) Consists of $153,618 of commissions and a $5,200 automobile allowance.

 (8) Consists of $72,448 of commissions and a $4,800 automobile allowance.

                           COMPENSATION OF DIRECTORS

         The Company currently compensates outside directors for their service in such capacity at an annual fee of $5,000 plus $1,000 for each Board meeting attended and $500 for each committee meeting attended. In addition to such cash compensation, in October 1991 two of the Company's outside directors (Messrs. Breslow and Carl) were each granted non-incentive options to purchase 25,000 shares of Common Stock at an exercise price of $9.25 per share, in September 1992 Mr. Schoellhorn was granted a non-incentive option to purchase 25,000 shares of Common Stock at $7.75 per share, and in June 1994 three of the Company's outside directors (Messrs. Breslow, Carl and Schoellhorn) were each granted non-incentive options to purchase 50,000 shares of Common Stock at an exercise price of $2.125 per share. In April 1995, Mr. Pietraszek was granted non-incentive options to purchase 25,000 shares of Common Stock at an exercise price of $3.00 per share.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

 No stock options were granted to any of the named executive officers during fiscal 1995.


            AGGREGATED OPTION/SAR EXERCISES DURING FISCAL YEAR 1995
                     AND FISCAL YEAR END OPTION/SAR VALUES

The following table provides information related to options exercised by each of the named executive officers during the 1995 fiscal year and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

                                                                                            Value of Unexercised
                                                          Number of Unexercised                 In-the-Money
                                                              Options/SARs                      Options/SARS
                                                       at Fiscal Year End (#)            at Fiscal Year End ($) (1)
                                                     -----------------------------      ----------------------------
                  Shares Acquired      Value
   Name           On Exercise (#)    Realized ($)    Exercisable    Unexercisable       Exercisable   Unexercisable
----------        ---------------    ------------    -----------    -------------       -----------   -------------
J.J. Finkelstein      25,000           $83,556           473,334       100,000          $834,877 (2)     $25,000

John G. Baust, Ph.D.     -                -              230,000       100,000           110,250          32,750

Yuchi Huang, Ph.D.       -                -               50,000        20,000             2,500           5,000

Alan F. Rich             -                -               40,000        90,000            -               -

----------------------------------

(1) The closing price for the Company's Common Stock as reported on the NASDAQ National Market System on June 30, 1995 was $2.375. Value is calculated on the basis of the difference between the option exercise price and $2.375 multiplied by the number of shares of Common Stock underlying the option.

(2) In January 1993, Mr. Finkelstein, pursuant to an employment agreement entered into at that time, exchanged 373,334 shares of Common Stock of the Company owned by him for options to purchase 373,334 shares of Common Stock at $.05 per share.

Employment Agreements

     In June 1989, the Company and Mr. Finkelstein entered into a three year employment agreement (as amended in November 1991 and November 1992) pursuant to which Mr. Finkelstein commenced employment as President and Chief Executive Officer of the Company in November 1989. Pursuant to his employment agreement, in November 1989, Mr. Finkelstein received 560,000 shares of Common Stock of the Company, a portion of which was subject to forfeiture under certain circumstances if he was not employed by the Company.

     In January 1993, the Company entered into a new employment agreement with Mr. Finkelstein to continue his employment as President and Chief Executive Officer. The new employment agreement commenced upon the expiration of the original employment agreement in November 1992 and is for a period of one year, which term is to be automatically renewed each year for an additional one year period, unless terminated sooner pursuant to the terms of the employment agreement. At June 30, 1995, Mr. Finkelstein's annual salary was $169,161, which salary is to increase each year in November to the extent of any cost of living increases based upon the Consumer Price Index increase for the immediate preceding year, or 8%, whichever is greater. In the event the term of the employment agreement is terminated due to Mr. Finkelstein's resignation from the Company with the written consent of the Board, or for a reason other than death, disability, discharge for cause or resignation without the written consent of the Board, or if at the end of any one-year period the employment agreement is not renewed for any reason other than death, disability, discharge for cause or resignation without the written consent of the Board, the Company is required to pay Mr. Finkelstein an amount equal to 12 months salary. Of the 560,000 shares of Common Stock of the Company that Mr. Finkelstein had received in November 1989 pursuant to the original employment agreement, 373,334 shares remained subject to forfeiture. Under the new employment agreement, these 373,334 shares were exchanged for a non-incentive stock option, granted to Mr. Finkelstein, to purchase 373,334 shares of Common Stock at a price of $.05 per share, which option may be exercised in whole or in part commencing July 14, 1993 until its expiration date in January 1998, unless terminated sooner as provided in the non-incentive stock option agreement.

     In July 1990, the Company and John G. Baust, Ph.D., entered into a three year employment agreement (as amended in December 1991 and July 1993), automatically renewable for additional one year periods (absent notice to the contrary by either party), pursuant to which Dr. Baust is employed as Vice President, Advanced Technology of the Company. At June 30, 1995, Dr. Baust's annual salary was $108,646. The agreement provides that Dr. Baust shall retain his affiliation with the State University of New York at Binghamton, where he is the Director of the Center for Cryobiological Research. In October 1993, the Company entered into an agreement with the Department of Biological Sciences of the State University of New York at Binghamton ("SUNY") under which agreement SUNY released Dr. Baust from undergraduate teaching responsibilities for the year ended June 30, 1994 in return for reimbursement totaling $39,000 for the fiscal year. The Company entered into a similar agreement with SUNY for the year ending June 30, 1995 in return for reimbursements totaling $39,000. In accordance with the employment agreement, in July 1990, Dr. Baust was granted an option to purchase an aggregate of 200,000 shares of Common Stock at $1.875 per share pursuant to the Company's 1988 Stock Option Plan.
The option vested one-third each year for three years, commencing one year from the date of the agreement. Among other things, the employment agreement also provided for the Company to loan to Dr. Baust the funds required for the exercise of the options at the time of exercise. Such loans would be for terms of five years, accrue interest at a rate of 5% per annum and be secured by shares obtained from the option exercise. In accordance with the terms of the agreement, in May 1993 the Company lent $37,500 to Dr. Baust to exercise options to purchase 20,000 shares of Common Stock.

     In March 1992, the Company and Yuchi Huang, Ph.D. entered into a one year employment agreement, automatically renewable for additional one year periods (absent notice to the contrary by either party), pursuant to which Dr. Huang is employed as Vice President, Operations, of the Company. At June 30, 1995, Dr. Huang's annual salary was $103,500, which salary is to increase each year to the extent of any cost of living increases based upon the Consumer Price Index increase for the immediate preceding year. In accordance with the employment agreement, in March 1992, Dr. Huang was granted options to purchase 100,000 shares of Common Stock at $9.625 per share pursuant to the Company's 1988 Stock Option Plan. The options vest with respect to 20,000 shares after one year, an additional 20,000 shares after two years, an additional 20,000 shares after three years, an additional 20,000 shares after four years, and an additional 20,000 shares after five years. In June 1994, the options for the unvested 60,000 shares were cancelled at Dr. Huang's request, and additional options to purchase 30,000 shares of Common Stock at $2.125 per share were granted pursuant to the Company's 1988 Stock Option Plan. The additional options vest with respect to 10,000 shares on March 30, 1995, an additional 10,000 shares vest on March 30, 1996 and an additional 10,000 shares vest on March 30, 1996.

     Alan F. Rich joined the Company in May 1992 as a regional sales manager. On March 1, 1994, the Company and Mr. Rich entered into a one year employment agreement, automatically renewable for additional one year periods (absent notice to the contrary by either party), pursuant to which Mr. Rich is employed as Vice President, Sales and Marketing, of the Company. At June 30, 1995, Mr. Rich's annual salary was $87,600, which salary is to increase each year to the extent of any cost of living increases based upon the Consumer Price Index increase for the immediate preceding year. In addition, Mr. Rich is entitled to commissions of up to 1% of the sales revenue of the Company. In accordance with the employment agreement, in March 1994, Mr. Rich was granted options to purchase 100,000 shares of Common Stock at $3.125 per share pursuant to the Company's 1988 Stock Option Plan. The options vest with respect to 20,000 shares after one year, an additional 25,000 shares after two years, an additional 25,000 shares after three years, and an additional 30,000 shares after four years.

     In connection with the execution of the employment agreements between the Company and each of its executive officers, each officer executed a Proprietary Information and Inventions Agreement, pursuant to which each agreed, among other things, to keep the Company's information confidential and assigned all inventions to the Company, except for certain personal inventions not related to the Company's work, whether existing or later developed.


SCIENTIFIC ADVISORY BOARD;  CONSULTANTS

     The Company currently has seven scientific advisory board members who have agreed to advise the Company from time to time with respect to technological matters in fields in which the Company is involved. Pursuant to agreements between the Company and each of the advisory board members (except Dr. Meryman, whose agreement has not been executed), each advisor has been granted warrants to purchase 12,000 shares of Common Stock at the fair market value at the date of grant (except for the Chairman, whose warrants were for 25,000 shares) and is entitled to a fee of $750 for each advisory board meeting attended, plus reimbursement for out-of-pocket expenses. In addition to the warrants granted upon commencement of scientific advisory board membership, (i) during the fiscal year ended June 30, 1991, Dr. Bailes was granted warrants to purchase an additional 50,000 shares for his services as Chairman of the scientific advisory board, Dr. Cohen was granted warrants to purchase an additional 13,000 shares for his service as a Scientific Advisory Board member and as a consultant, (ii) during the fiscal year ended June 30, 1992, Dr. Cohen was granted warrants to purchase an additional 45,000 shares of Common Stock for his services as a scientific advisory board member and as a consultant and
(iii) during the fiscal year ended June 30, 1994, Dr. Cohen was granted warrants to purchase 45,000 additional shares for his service as a Scientific Advisory Board member and as a consultant, and Dr. Taylor was granted warrants to purchase 13,000 for his services as a consultant. At June 30, 1995, warrants to purchase 272,000 shares of Common Stock held by scientific advisory board members had been exercised, warrants to purchase 72,000 shares of Common Stock had expired and warrants to purchase 127,000 shares were outstanding.

     The members of the Company's scientific advisory board are as follows:

     Julian E. Bailes, M.D., is Chief, Cerebral Vascular Surgery, Allegheny General Hospital in Pittsburgh, Pennsylvania and Associate Professor of Neurosurgery at the Medical College of Pennsylvania, with experience in the application of low temperature medicine. He has managed and participated in a number of cases in which patients have been operated upon for brain aneurysms using whole body deep hypothermia. Dr. Bailes is currently serving as Chairman of the Company's scientific advisory board.

     Jeffrey K. Cohen, M.D., is Director, Division of Urology, Allegheny General Hospital in Pittsburgh, Pennsylvania, and Assistant Professor of Surgery, Medical College of Pennsylvania.

     Andrew A. Gage, M.D., is Medical Director of the Company.

     Hau C. Kwaan, M.D., Ph.D., is a Professor of Medicine at Northwestern University Medical School in Chicago, Illinois.

     Harold T. Meryman, M.D., is Program Director, Transfusion and Cryopreservation Research Program, Naval Medical Research Institute in Bethesda, Maryland.

     Steven A. Shedd, M.D., is a neuroanesthesiologist at The Barrow Neurological Institute in Phoenix, Arizona and Clinical Associate Professor, University of Arizona.

     Michael J. Taylor, Ph.D, is a senior scientist and Director of the Cryobiology Research Program at Allegheny Singer Research Institute, Pittsburgh, Pennsylvania. Dr. Taylor is also Professor of Surgery (Neurosurgery), Medical College of Pennsylvania and Hahnemann University.

     The Company has also obtained the services of consultants (one of whom, Dr. Cohen, is also a member of the scientific advisory board) to render advice with respect to various areas of the Company's research. Each of the consultants has entered into a one year consulting agreement with the Company, with automatic one year renewals (absent notice to the contrary by either party), and has either received warrants to purchase Common Stock or is entitled to cash compensation. No consultant has agreed to devote any specified amount of time to Company activities. The consultants of the Company (and the commencement dates of their consulting agreements) are as follows:

     Jeffrey K. Cohen, M.D. (December 1991), advises the Company with respect to its AccuProbe and related technology.

     Joseph Maroon, M.D. (June 1989), Chairman of the Department of Neurosurgery at Allegheny General Hospital, Pittsburgh, Pennsylvania, Professor of Neurosurgery at the Medical College of Pennsylvania and Professor of Neurological Surgery at West Virginia University School of Medicine advises the Company with respect to the use of the Solutions in neurosurgery.

     Robert Van Buskirk, Ph.D. (June 1993), Associate Professor of Biology, Binghamton University, advises the Company with respect to the use of the Solutions.

     Members of the Company's scientific advisory board and the consultants to the Company may be employed by or have consulting agreements with entities other than the Company, some of which may conflict or compete with the Company, and the advisors and consultants are expected to devote only a small portion of their time to the Company. Most are not expected to actively participate in the Company's development. Certain of the institutions with which the advisors and consultants are affiliated may have regulations and policies which are unclear with respect to the ability of such personnel to act as part-time consultants or in other capacities for a commercial enterprise. Regulations or policies now in effect or adopted in the future might limit the ability of the advisors and consultants to consult with the Company. The loss of the services of certain of the advisors and consultants could adversely affect the Company.

     Furthermore, inventions or processes discovered by the advisors and consultants will not, unless otherwise agreed, become the property of the Company but will remain the property of such persons or of such persons' full-time employers. In addition, the institutions with which the advisors and consultants are affiliated may make available the research services of their scientific and other skilled personnel, including the advisors and consultants, to entities other than the Company. In rendering such services, such institutions may be obligated to assign or license to a competitor of the Company patents and other proprietary information which may result from such services, including research performed by an advisor or consultant for a competitor of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of June 30, 1995, certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all officers and directors of the Company as a group.

                                                            Amount and Nature of                     Percent
         Name (and Address of 5% Holder)                     Beneficial Ownership (1)                of Class
         -------------------------------                     ------------------------                --------
         J. J. Finkelstein  . . . . . . . . . . . . .              709,343   (2)                     2.8%

         Howard S. Breslow  . . . . . . . . . . . . .              243,000   (3)                     1.0%

         Sam Carl  . . . . . . . . . . .  . . . . . .              345,600   (3)                     1.4%

         Robert A. Schoellhorn  . . . . . . . . . . .              103,000   (4)                     0.4%

         Henry T. Pietraszek  . . . . . . . . . . . .               25,000   (5)                     0.1%

         D. H. Blair Investment Banking Corp. . . . .            1,940,950                           7.8%
         44 Wall Street, NY, NY 10005

         All officers and directors
          as a group (10 persons) . . . . . . . . . .            2,133,843   (6)                     8.1%

         ---------------------------------------

         (1) Unless otherwise indicated below, all shares are owned beneficially and of record.

         (2) Includes 13,000 shares owned of record by the children of Mr. Finkelstein and an aggregate of 573,334 shares underlying stock options. See "Employment Agreements."

         (3)  Includes an aggregate of 75,000 shares underlying stock options

         (4) Includes an aggregate of 100,000 shares underlying stock options and warrants.

         (5)  Includes an aggregate of 25,000 shares underlying stock options.

         (6) Includes an aggregate 1,142,934 shares underlying options which the Company has granted to the six executive officers of the Company and an aggregate of 275,000 shares underlying options and warrants granted to four directors of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, general counsel to the Company. Mr. Breslow currently owns 168,000 shares of Common Stock of the Company and holds options to purchase an aggregate of 75,000 additional shares pursuant to stock options issued to him in October 1991 and June 1994. During the year ended June 30, 1995, Breslow & Walker received legal fees of $104,046.

         In May 1993, in accordance with the terms of the employment agreement between the Company and John G. Baust, Ph.D., Vice President, Research and Development of the Company, the Company loaned $37,500 to Dr. Baust which Dr. Baust utilized to exercise stock options to purchase 20,000 shares of Common Stock of the Company for $1.875 per share, or a total purchase price of $37,500. The loan is for a term of five years, accrues interest at the rate of 5% per annum, and is secured by the shares obtained by the option exercise. At June 30, 1995 Dr. Baust owed, inclusive of interest, $41,471 to the Company.

         In August 1993, in connection with a three-year consulting agreement, the Company granted to Robert A. Schoellhorn, a director of the Company, warrants to purchase 25,000 shares of Common Stock of the Company. The warrants lapse after five years, and in the event that Mr. Schoellhorn continues to provide consulting services to the Company, one-third may be exercised after one year, an additional one-third may be exercised at the end of the second year, and an additional one-third may be exercised at the end of the third year.

         In May 1994, the Company loaned $25,000 to J. J. Finkelstein, President and Chief Executive Officer of the Company and in August 1994 the Company loaned an additional $10,000 to Mr. Finkelstein. The loans are evidenced by promissory notes and secured by 20,000 shares of Common Stock of the Company. The loans were for periods of one year with interest at the rate of 7.5% per annum. In April 1995 the terms of the loans were extended for one additional year. At June 30, 1995 Mr. Finkelstein owed, inclusive of interest, $37,735 to the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


       (a)   The following documents are filed as part of this report:

              (1) Financial Statements

                  The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements on page 23.

              (2) Schedules

                  No Schedules are furnished as the information is presented elsewhere in this document or is inapplicable.

              (3) Exhibits

Exhibit
Number                                   Document
------                                   --------

  3 (a)              Certificate of Incorporation, as amended. (1)

    (b) By-Laws(1), and amendment, dated March 19, 1990, thereto.(2)

  4 (a)              Specimen of Common Stock Certificate.(1)

    (b) Certificate of Designation of 9% Series A Redeemable Convertible Preferred Stock, as amended.(1)

10  (a)              Lease Agreement, dated March 31, 1991, between Ward
                     Corporation and the Company, and addendums thereto dated
                     March 31, 1991 and August 13, 1991, relating to the
                     Company's executive offices, laboratory facilities, and manufacturing facilities in Rockville, Maryland.(4) Third addendum to Lease Agreement dated February 28, 1992.(5)
                     Fourth addendum to Lease Agreement dated December 23,
                     1992.(6)  Fifth Addendum to Lease Agreement dated July 6,
                     1993.(6) Sixth addendum to lease agreement dated October
                     8, 1993.(7)

    (b) Employment Agreement, dated June 1, 1989, between the Company and J. J. Finkelstein,(1) and amendment thereto dated November 25, 1991, as amended by letter agreement dated May 28, 1992.(5)

    (c) Stock Option Plan, dated July 7, 1988, and amendment, dated July 19, 1989.(1)

    (d)              Stockholders' Agreement and amendments.(1)

    (e)              Consulting Agreement with Dr. Joseph Maroon.(1)

    (f)              Form of Scientific Advisory Board Member Agreement.(1)

    (g) Research Project Management Services Agreement, dated as of August 29, 1989, between the Company and Allegheny-Singer Research Institute,(1) and amendments thereto dated August 29, 1991(5), August 29, 1992(5), October 31,
                     1992(6), December 30, 1992(6), April 30, 1993(6), and July
                     1, 1993.

    (h) Employment Agreement, dated as of May 14, 1990, between the Company and Theodore D. Pennington(2) and amendments thereto dated January 28, 1993(6), May 13, 1993(6), and May 13, 1994.(7)

    (i) Employment Agreement, dated as of July 15, 1990, between the Company and John G. Baust(2), as amended by letter agreement dated December 3, 1991,(5) and as amended July 14, 1993.(7)

    (j) Agreement, dated as of December 18, 1990, among the Company, Paul E. Segall, Hal Sternberg, Harold D. Waitz, Larry Cohen, Trans Time, Inc., BioTime, Inc., and Donna Cohen.(3)

    (k) Research Project Agreement, dated as of August 1, 1991, between the Company and Research Foundation of the State University of New York,(4) as amended by proposal letter dated August 20, 1992 (5) and acceptance letter dated September 3, 1992. (5)

    (m) Consulting and Proprietary Information Agreement dated as of December 1, 1991, between the Company and Dr. Jeffrey
                     K. Cohen. (5)

    (n) Consulting and Proprietary Information Agreement dated as of December 1, 1991, between the Company and Dr. Tse- Chao Hua. (5)

    (o) Employment Agreement, dated as of March 30, 1992, between the Company and Yuchi Huang, Ph.D. (5)

    (p) Loan and Pledge Agreement dated May 19, 1993, between the Company and John G. Baust, Ph.D.(6)

    (q) Promissory Note dated May 19, 1993, of John G. Baust, Ph.D., in favor of the Company.(6)

    (r) Employment Agreement, dated as of January 14, 1993, between the Company and J.J. Finkelstein.(6)

    (s) Employment Agreement, dated as of March 1, 1994, between the Company and Alan F. Rich.(7)

    (t) Loan Agreement, dated as of May 24, 1994, between the Company and J. J. Finkelstein.(7)

    (u) Pledge Agreement, dated as of May 24, 1994, between the Company and J. J. Finkelstein and Linda Finkelstein.(7)

    (v) Escrow Agreement, dated August 12, 1994, among Breslow & Walker, Cryomedical Sciences, Inc. and J. J. Finkelstein and Linda Finkelstein as joint tenants.(7)

    (w) Promissory Notes (two), dated May 24, 1994, and August 12, 1994, of J. J. Finkelstein in favor of the Company.(7)

    (x) Lease Agreements, dated May 1, 1995, between Ward Corporation and the Company, and addendum thereto dated June 21, 1995, relating to the Company's executive offices, laboratory facilities and manufacturing facilities in Rockville, Maryland.

    (y) Employment Agreement, dated as of May 1, 1993 between the Company and ZhaoHua Chang, Ph.D.

    (z)              Memorandum of Understanding, Cryomedical Sciences, Inc.
                     securities litigation, dated as of September 15, 1995, between the Company and certain of its officers and directors and Plaintiffs in Cryomedical Sciences, Inc. Securities Litigation, C.A. No. AW 94-873 (D. Md.).

21                   Cryo Instruments, Inc., a California corporation.

23                   Consent of Independent Auditors.

27                   Financial Data Schedule

       (b)           Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended June 30, 1995.


------------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-31420) which became effective with the Securities and Exchange Commission on November 22, 1989.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

(3) Incorporated by reference to the Company's Current Report on Form 8-K, the Date of Report of which is December 18, 1990.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992,

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CRYOMEDICAL SCIENCES, INC.


Date:            October 13, 1995        By:   /s/J.J. Finkelstein
                                            -----------------------------------
                                               J.J. Finkelstein, President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)


Date:            October 13, 1995        By:   /s/Theodore D. Pennington
                                            -----------------------------------
                                               Theodore D. Pennington,
                                               Vice President,
                                               Finance and Administration
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:            October 13, 1995         /s/J.J. Finkelstein
                                         --------------------------------------
                                          J.J. Finkelstein
                                          Director


Date:            October 13, 1995         /s/Howard S. Breslow
                                         --------------------------------------
                                          Howard S. Breslow
                                          Director


Date:            October 13, 1995         /s/Sam Carl
                                         --------------------------------------
                                          Sam Carl
                                          Director


Date:            October 13, 1995         /s/Robert A. Schoellhorn
                                         --------------------------------------
                                          Robert A. Schoellhorn
                                          Director


Date:            October 13, 1995         /s/Henry T. Pietraszek
                                         --------------------------------------
                                          Henry T. Pietraszek
                                          Director