Form 10-Q
period 1995-09-30
CRYOMEDICAL SCIENCES INC
filed 1995-11-14
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarterly Period Ended September 30, 1995    Commission File Number 0-18170
                               ------------------                           -------


                           CRYOMEDICAL SCIENCES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                          94-3076866
        --------                                          ----------
(State of Incorporation)                           (IRS Employer I.D. Number)


                               1300 Piccard Drive
                                   Suite 102
                           Rockville, Maryland  20850
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

Yes   X    No
    -----     -----

24,854,383 shares of Cryomedical Sciences, Inc. common stock, par value $.001 per share, were outstanding as of November 3, 1995.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

                                     INDEX


 Part I.     Financial Information                                      Page No.
                                                                        --------

             Item 1.   Financial Statements

                       Consolidated Balance Sheets at
                          September 30, 1995 and
                          June 30, 1995                                       3

                       Consolidated Statements of
                          Operations for the Three Months ended
                          September 30, 1995 and 1994.                        4

                       Consolidated Statements of
                          Cash Flows for the Three
                          Months ended September 30,
                          1995 and 1994.                                      5

                       Notes to Consolidated Condensed
                          Financial Statements                               6-9

             Item 2.   Management's Discussion and
                          Analysis of Financial Condition
                          and Results of Operations                         10-12


 Part II.    Other Information

             Item 1.   Legal Proceedings                                    13-14

             Item 5.   Other Information                                     15

             Item 6.   Exhibits and Reports on Form 8-K                      15


 Signatures                                                                  16

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                       September 30,               June 30,
                                                                           1995                      1995
                                                                     ----------------          ----------------
                                                                          (Unaudited)
                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $    1,083,696               1,117,383
     Short-term investments                                                   100,310                 100,310
     Receivables- net of allowance for doubtful accounts
       of $78,209 and $78,209                                               2,407,010               3,178,032
     Inventories                                                            2,637,096               2,628,532
     Prepaid expenses and other                                               220,410                 297,984
                                                                       --------------            ------------

         Total current assets                                               6,448,522               7,322,241

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - less accumulated
     depreciation and amortization of $1,118,810 and $1,010,209               978,063               1,061,935

OTHER ASSETS                                                                   18,727                  18,727
                                                                       --------------            ------------

                                                                       $    7,445,312            $  8,402,903
                                                                       ==============            ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                             $    1,705,169            $  2,096,696
     Accrued settlement of stockholder class action suit                      100,000                 100,000
     Accrued vacation                                                         156,582                 177,831
     Customer deposits                                                         50,000                  50,000
     Warranty reserves                                                        214,600                 248,000
     Extended warranties - current                                            860,850                 842,738
     Current portion of capital lease obligations and notes payable            21,833                  31,083
                                                                       --------------            ------------

         Total current liabilities                                          3,109,034               3,546,348


EXTENDED WARRANTIES                                                           674,925                 848,286
DEFERRED RENT                                                                   9,309                   3,690
CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE,
 net of current portion                                                        22,654                  22,654
                                                                       --------------            ------------

         Total liabilities                                                  3,815,922               4,420,978
                                                                       --------------            ------------

COMMITMENTS AND CONTINGENCIES:

9% SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
     Par value $.001, liquidation value $.50 per share;
     authorized, 621,000 shares; issued and outstanding, none                  -                      -

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001;
         authorized, 9,379,000 shares; issued and outstanding, none            -                       -
     Common Stock, par value $.001; authorized,
         50,000,000 shares; issued and outstanding,
         24,854,383 and 24,845,631 shares                                      24,854                  24,846
     Additional paid-in capital                                            26,269,568              26,248,915
     Accumulated deficit                                                  (22,623,092)            (22,250,365)
     Notes receivable from officers, including
     accrued interest                                                         (41,940)                (41,471)
                                                                       --------------            ------------

             Total stockholders' equity                                     3,629,390               3,981,925
                                                                       --------------            ------------

                                                                       $    7,445,312            $  8,402,903
                                                                       ==============            ============

See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                                Three months ended
                                                                                   September 30,
                                                                     -----------------------------------------
                                                                          1995                       1994
                                                                     -------------              --------------
SALES & OTHER REVENUES                                              $ 2,019,422                 $  3,305,957

COST OF SALES                                                           907,522                    1,619,853
                                                                    -----------                 ------------

GROSS PROFIT                                                          1,111,900                    1,686,104
                                                                    -----------                 ------------

OPERATING EXPENSES:

         Research and development                                       362,052                      878,081

         Sales and marketing                                            631,977                      742,781

         General and administrative                                     492,376                      559,570
                                                                    -----------                 ------------

TOTAL OPERATING EXPENSES                                              1,486,405                    2,180,432
                                                                    -----------                 ------------

OPERATING LOSS                                                         (374,505)                    (494,328)

INTEREST INCOME, net of interest
         expense                                                          1,778                       10,541
                                                                    -----------                 ------------

NET LOSS                                                            $  (372,727)               $    (483,787)
                                                                    ===========                =============

WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                                          24,854,064                   24,457,254
                                                                    ===========                =============

NET LOSS PER SHARE                                                       $(0.01)                      $(0.02)
                                                                    ===========                =============



See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Three months ended
                                                                                  September  30,
                                                                      ---------------------------------------
                                                                           1995                     1994
                                                                      --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                       $    (372,727)          $   (483,787)
                                                                        -------------           ------------

         Adjustments to reconcile net loss to
            net cash used in operating activities:
                 (Decrease) increase in warranty reserves                     (33,400)                21,800
                 Depreciation and amortization                                108,601                133,518
         Changes in assets and liabilities:
                 Decrease in receivables                                      771,022                    294
                 (Increase) decrease in inventories                            (8,564)                 5,853
                 Decrease in prepaid expenses and other assets                 77,574                 48,439
                 (Decrease) increase in accounts payable,
                   accrued expenses, and deferred rent                       (416,407)                32,209
                 (Decrease) increase in extended warranties                  (155,249)               162,250
                 Increase in customer deposits                                 -                      30,900
                                                                        -------------           ------------

                          Total Adjustments                                   343,577                435,263
                                                                        -------------           ------------

NET CASH USED IN OPERATING ACTIVITIES                                         (29,150)               (48,524)
                                                                        -------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment                                                (24,729)               (83,759)
                                                                        -------------           ------------

NET CASH USED IN INVESTING ACTIVITIES                                         (24,729)               (83,759)
                                                                        -------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes receivable from officers                              (469)                  (469)
         Repayment of notes payable                                              -                      (412)
         Exercise of warrants                                                    -                    56,250
         Exercise of unit purchase options                                       -                     9,750
         Employee Stock Purchase                                               20,661                   -
                                                                        -------------           ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      20,192                 65,119
                                                                        -------------           ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (33,687)               (67,164)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              1,117,383              2,426,467
                                                                        -------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   1,083,696           $  2,359,303
                                                                        =============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest                                         $       5,483           $      2,561
                                                                        =============           ============


See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND 1994


A.       GENERAL

         Cryomedical Sciences, Inc. ("CMS") and its wholly owned subsidiary Cryo Instruments, Inc. ("CII"), collectively referred to as "the Company," is engaged in the research, development, manufacturing and marketing of products for use in the field of hypothermic (low-temperature) medicine.

         The Consolidated Balance Sheet as of September 30, 1995, the Consolidated Statements of Operations for the three month periods ended September 30, 1995 and 1994, and the Consolidated Statements of Cash Flows for the three-month periods ended September 30, 1995 and 1994, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1995, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 1995 included in the Company's Annual Report on Form 10-K for the Year Ended June 30, 1995.

         The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results anticipated for the fiscal year ending June 30, 1996.

B.       NET LOSS PER SHARE

         Net loss per share is based on the weighted average number of common shares outstanding during the three month periods ended September 30, 1995 and 1994. No effect has been given to unexercised stock options or warrants because the effect would be antidilutive.

C.       CONTINGENCIES

         On October 26, 1995, the Company received 510(k) marketing clearance from the FDA for its CMS Urethral Warmer System ("Warmer") clearing the product for marketing in the United States.

         During the quarter ended March 31, 1994, in which quarter the Company announced receipt of the correspondence from the FDA denying 510(k) premarket clearance of the Warmer, CMS AccuProbe System sales in the urological field slowed significantly. The Company believes that this was due, in part, to the uncertainty regarding the status of the Warmer and the availability of alternatives. For the quarter ended June 30, 1994, sales of AccuProbe Systems in the urological field returned to more normal levels and continued at these levels throughout fiscal 1995. The Company believes that the use of alternative warming methods has resulted in recent reports of increased complications related to the urethral warming procedures. The Company believes that these anecdotal reports of increased complications may have affected the rate of sales of AccuProbe Systems during the period ended September 30, 1995. The Company also believes that the lack of uniform medical insurance reimbursement policies, which policies have not yet been established, was the most significant factor affecting sales of AccuProbe Systems in recent months.

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

         In April 1994, present or former stockholders of the Company filed several suits against the Company, its President and CEO and two other directors in the United States District Court for the District of Maryland. The suits were subsequently consolidated under Case No. AW-94-873, and a consolidated amended complaint was filed. The plaintiffs sought to have the consolidated action designated as a class action on behalf of all persons who purchased the Company's stock between September 13, 1991 and April 4, 1994. The plaintiffs claimed that, during that period, the defendants violated the federal securities laws and the common law by failing to make accurate public disclosures regarding the need for, and status of, FDA clearance of the CMS Urethral Warmer, an optional accessory device intended to protect the urethra during urological cryosurgery procedures, and by failing to make accurate public disclosures regarding the prospect that FDA would later take the position that it was improper for the Company to promote the CMS AccuProbe System for the "treatment" of "prostate cancer," and generally for the "treatment" of "any specific disease state." The plaintiffs claimed that the market price of the Company's stock was inflated as a result of the defendants' alleged failure to make accurate public disclosures. In addition, the plaintiffs assert that the individual defendants violated the federal securities laws by selling Company stock at inflated prices during the alleged class period. The plaintiffs sought damages in unspecified amounts, prejudgment interest, and an award of attorneys' fees and experts' fees. On November 4, 1994 the defendants moved to dismiss the consolidated amended complaint. On April 26, 1995, the Court dismissed a major portion of the action. The Court dismissed the plaintiffs' claims against the individual defendants in their entirety. The Court also dismissed the plaintiffs' claims relating to the Company's 1991 and 1993 annual reports and dismissed the plaintiffs' state law claims in their entirety. The Court ruled that the plaintiffs were entitled to proceed solely with regard to the question of whether the Company should have made a public disclosure in October 1992 when it applied for FDA clearance for the CMS Urethral Warmer, and whether the Company should have included a description in its 1992 annual report of the relationship between the Urethral Warmer and the CMS AccuProbe. In September 1995, the parties reached an agreement in principle to settle the case. The agreement provides that a class consisting of all persons who purchased the Company's stock between September 13, 1991 and April 4, 1994 will be certified solely for settlement purposes. In return for a general release of all claims which members of the class may have against the Company and its past and present officers, directors, employees and other agents, the Company will pay $100,000 and issue shares of common stock of the Company with a market value of $350,000, based on the average closing price on the ten trading days prior to district court approval of the settlement. The Company has accrued the entire $450,000 settlement cost of the stockholder class action suit as of June 30, 1995. The $350,000 of common stock to be issued has been recorded as additional paid in capital at June 30, 1995. The plaintiffs' counsel intend to apply to the Court for an award of fees equal to approximately one third of the gross amount of the settlement proceeds, as well as for reimbursement of the out of pocket expenses they incurred during the course of litigation. The remainder of the settlement proceeds, minus the costs of administering the settlement, including the costs of notice to the class, will be distributed to those members of the class who submit timely claims, in proportion to the investment losses they have suffered on shares they purchased during the class period. The settlement is subject to approval by the Court after notice to the class. The Company has settled the litigation solely to avoid the expenses that would be involved in defending the suit between now and its conclusion. Those expenses were expected to exceed the amount of the cash consideration being paid in the settlement. The defendants have admitted no liability and continue to believe that the suits are without merit. In the event that the settlement is not finally approved, the Company will continue to defend its position vigorously.

         On April 26, 1995, the Company received notice that Cryogenic Technology Limited ("CryoTech"), a competitor of the Company, had filed suit against the Company in the United States District Court for the District of Maryland, Civil Action No. JFM-95-1018. CryoTech sought a declaration that one of the Company's patents is invalid or that CryoTech was not infringing any valid claims of the patent. The patent covers certain aspects of the cryoprobes which are used with the CMS AccuProbe System. The action was prompted by repeated correspondence from the Company to CryoTech in which the Company asserted that the cryoprobes which are used with CryoTech's cryosurgical system were infringing the Company's patent. The Company believes that CryoTech's claims of invalidity and lack of infringement were without merit. On or about May 30, 1995, the Company filed a counterclaim for infringement against CryoTech and Candela Laser Corporation ("Candela"), which the Company believed was the exclusive distributor of CryoTech's surgical systems and probes. The Company sought a declaration that the Company's patent is valid and that CryoTech and Candela were infringing the patent, an injunction barring CryoTech and Candela from infringing the patent, and an award of damages and attorneys' fees. In mid-July 1995, the Company was informed that CryoTech had been placed in receivership in the United Kingdom, that its business was being sold to another, unrelated entity and that the new entity would be using a new design for its cryoprobes that, it was asserted, would not involve any infringement of the Company's patents. Based on the information that the Company received, the Company agreed with CryoTech that the litigation pending between them would be discontinued. As for Candela, it formally notified the Company that it had discontinued purchasing or selling the allegedly infringing cryoprobes. Candela also notified the Company that, by October 17, 1995, it would discontinue all use of the allegedly infringing probes for promotional, marketing and demonstration purposes or as replacement parts for any customers returning defective probes. Based on this information, the patent litigation between the Company and Candela was discontinued.

D.       TRANSACTIONS AFFECTING COMMON STOCK

         In July and August 1995, the Company issued 8,752 shares of Common Stock, 8,552 shares in connection with the Employee Stock Purchase Plan and 200 shares in connection with the exercise options from the Employee Stock Option Plan.

         If and when the settlement described above is approved by the Court, the Company will issue shares of Common Stock in connection with the shareholders suit, with the market value of $350,000 based on the average closing price on the ten trading days prior to district court approval of the settlement.

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

RESULTS OF OPERATIONS

         Sales and other operating revenues for the three months ended September 30, 1995 totaled $2,019,422 as compared to $3,305,957 for the comparable period of the prior fiscal year, a decrease of 39%. The Company's operating revenues in the three months ended September 30, 1994 included sales of 10 CMS AccuProbe Systems, disposable probes and other accessories. Sales for the three months ended September 30, 1995 included 6 AccuProbe Systems, in addition to disposable probes and other accessory products. The Company believes revenues in the more recent quarter reflect a decline in the number of AccuProbe systems sold and fewer procedures performed using single-use AccuProbe accessories due primarily to lack of formal Medicare reimbursement for urologic cryosurgery. Through September 30, 1995, the Company has sold a total of 128 AccuProbe Systems since the product was introduced in June 1992.

         Gross profits for the three months ended September 30, 1995 totaled $1,111,900, or 55% of sales, compared to a gross profit of $1,686,104, or 51% of sales, for the period ended September 30, 1994. Gross profits as a percent of sales increased in the three months ended September 30, 1995 as compared to the comparable period of the prior fiscal year as cost reduction measures were continued by the Company.

         Research and development expenses for the three-month period ended September 30, 1995 totaled $362,052, a decrease of 59% compared to $878,081 for the comparable period of the prior fiscal year. Research and development expenses decreased due to a reduction in staffing and the temporary suspension of research grants pertaining to outside facilities for development of the Company's proposed hypothermic solutions, reflecting cost reduction measures effected by the Company.

         Sales and marketing expenses totaled $631,977 in the three months ended September 30, 1995, a decrease of 15% compared to $742,781 for the comparable period in the prior fiscal year. Sales and marketing expenses decreased over the comparable period of the previous year due to a reduction in staffing and decreased marketing activity related to the CMS AccuProbe System. The Company expects sales and marketing expenses to decrease during the fiscal year ending June 30, 1996, as the full impact of the cost reductions is realized.

         General and administrative expenses for the three months ended September 30, 1995 totaled $492,376, a decrease of 12% compared to $559,570 for the comparable period of the prior fiscal year. General and administrative expenses decreased due to a reduction in staffing and reduced professional fees.

         As a result of the foregoing decreases in operating expenses, which more than offset decreased gross profits from sales, the Company sustained a net loss of $372,727 for the quarter ended September 30, 1995 compared to a net loss of $483,787 in the comparable period of the prior fiscal year.

         Sales of the AccuProbe are effected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by some potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe System. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe for urological cryosurgery. Currently Medicare considers urological cryosurgical procedures to be investigational and excludes such procedures from reimbursement, although Medicare carriers may pay for such procedures if the carriers decide that the use of the AccuProbe is appropriate for the patients involved. No national payment guidelines for such surgery have yet been established by either Medicare's Health Care Financing Administration ("HCFA") or by the National Blue Cross and Blue Shield Association. Therefore, insurer's reimbursement decisions are made on an insurer-by-insurer or case-by-case basis. While payments received by customers vary significantly by region and insurer, widespread formal reimbursement acceptance has yet to be achieved. When insurance coverage is not available, patients may either elect to pay for cryosurgical procedures themselves or undergo traditional therapies which are covered by their insurers. The Company cannot predict if or when national coverage guidelines for Medicare, Blue Cross and Blue Shield or any other insurance carriers will be instituted for this form of surgery. The Company believes the uncertainty and added efforts required for the Company's customers to secure payment is impacting sales growth and utilization of AccuProbe Systems to some degree and, if so, may continue to do so unless and until formal national coverage guidelines are established.

In view of the operating losses suffered by the Company and the level of the Company's current liquid resources (see "Liquidity and Capital Resources" below), in May and October 1995 the Company undertook certain actions to reduce expense levels. Such actions included staff reductions, salary reductions and other cost control measures.

Such other cost control measures include a reduction in the amount of leased office space, reductions in the levels of research grants to outside facilities and reductions in other overhead expenses. The goal of these cost reduction measures is to reduce operating expenses to a level whereby the Company can achieve operating profits and a positive cash flow from operations, for which there can be no assurance of achieving. It is possible, however, that such expense reductions will be partially offset by increased legal and consulting expense in connection with obtaining consistent, uniform insurance reimbursement guidelines for public and private insurers in connection with procedures in which the AccuProbe is utilized.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1995, the Company had cash, cash equivalents, and short-term investments totaling $1,184,006 and working capital of $3,339,488, as compared to $1,217,693 and $3,775,893, respectively, at June 30, 1995. The Company's cash and working capital positions decreased from June 30, 1995 due to the net loss of $372,727 sustained by the Company in the quarter ended September 30, 1995.

         Capital expenditures for leasehold improvements, furniture and equipment totaled $24,729 in the quarter ended September 30, 1995, compared to $83,759 for the comparable quarter. The Company has budgeted $485,000 for additional equipment and furniture in the year ending June 30, 1996.

         The Company expects to incur substantial expenditures over the next 12 months related to research, development, manufacturing and testing of its products and for sales and marketing efforts and other operating expenses. The Company's management assumes that fiscal 1996 sales may be less than the level experienced in fiscal 1995 and believes that its current cash and working capital position will be sufficient to fund the operations of the Company for the next 12 months, dependent, in part, on the level of sales revenues achieved, the level of sales and marketing activity engaged in by the Company, and the amounts of research funded by the Company. However, the Company expects to continue to reduce expenditures if necessary and to pursue various forms of short term financing to supplement working capital during fiscal 1996 and possibly additional equity financing. Except for the sale of its products, the Company has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.

                           PART II  OTHER INFORMATION

Item 1.       Legal Proceedings

              In April 1994, present or former stockholders of the Company filed suits against the Company, its President and CEO and two other directors in the United States District Court for the District of Maryland. The suits were subsequently consolidated under Case No. AW-94-873, and a consolidated amended complaint was filed. The plaintiffs sought to have the consolidated action designated as a class action on behalf of all persons who purchased the Company's stock between September 13, 1991 and April 4, 1994. The plaintiffs claimed that, during that period, the defendants violated the federal securities laws and the common law by failing to make accurate public disclosures regarding the need for, and status of, FDA clearance of the CMS Urethral Warmer, an optional accessory device intended to protect the urethra during urological cryosurgery procedures, and by failing to make accurate public disclosures regarding the prospect that FDA would later take the position that it was improper for the Company to promote the CMS AccuProbe System for the "treatment" of "prostate cancer," and generally for the "treatment" of "any specific disease state." The plaintiffs claimed that the market price of the Company's stock was inflated as a result of the defendants' alleged failure to make accurate public disclosures. In addition, the plaintiffs assert that the individual defendants violated the federal securities laws by selling Company stock at inflated prices during the alleged class period. The plaintiffs sought damages in unspecified amounts, prejudgment interest, and an award of attorneys' fees and experts' fees. On November 4, 1994 the defendants moved to dismiss the consolidated amended complaint. On April 26, 1995, the Court dismissed a major portion of the action. The Court dismissed the plaintiffs' claims against the individual defendants in their entirety. The Court also dismissed the plaintiffs' claims relating to the Company's 1991 and 1993 annual reports and dismissed the plaintiffs' state law claims in their entirety. The Court ruled that the plaintiffs were entitled to proceed solely with regard to the question of whether the Company should have made a public disclosure in October 1992 when it applied for FDA clearance for the CMS Urethral Warmer, and whether the Company should have included a description in its 1992 annual report of the relationship between the Urethral Warmer and the CMS AccuProbe. In September 1995, the parties reached an agreement in principle to settle the case. The agreement provides that a class consisting of all persons who purchased the Company's stock between September 13, 1991 and April 4, 1994 will be certified solely for settlement purposes. In return for a general release of all claims which members of the class may have against the Company and its past and present officers, directors, employees and other agents, the Company will pay $100,000 and issue shares of common stock of the Company with a market value of $350,000, based on the average closing price on the ten trading days prior to district court approval of the settlement. The Company has accrued the entire $450,000 settlement cost of the stockholder class action suit as of June 30, 1995. The plaintiffs' counsel intend to apply to the Court for an award of fees equal to approximately one third of the gross amount of the settlement proceeds, as well as for reimbursement of the out of pocket expenses they incurred during the course of litigation. The remainder of the settlement proceeds, minus the costs of administering the settlement, including the costs of notice to the class, will be distributed to those members of the class who submit timely claims, in proportion to the investment losses they have suffered on shares they purchased during the class period. The settlement is subject to approval by the Court after notice to the class. The Company has settled the litigation solely to avoid the expenses that would be involved in defending the suit between now and its conclusion. Those expenses were expected to exceed the amount of the cash consideration being paid in the settlement. The defendants have admitted no liability and continue to believe that the suits are without merit. In the event that the settlement is not finally approved, the Company will continue to defend its position vigorously.

              On April 26, 1995, the Company received notice that Cryogenic Technology Limited ("CryoTech"), a competitor of the Company, had filed suit against the Company in the United States District Court for the District of Maryland, Civil Action No. JFM-95-1018. CryoTech sought a declaration that one of the Company's patents is invalid or that CryoTech was not infringing any valid claims of the patent. The patent covers certain aspects of the cryoprobes which are used with the CMS AccuProbe System. The action was prompted by repeated correspondence from the Company to CryoTech in which the Company asserted that the cryoprobes which are used with CryoTech's cryosurgical system were infringing the Company's patent. The Company believes that CryoTech's claims of invalidity and lack of infringement were without merit. On or about May 30, 1995, the Company filed a counterclaim for infringement against CryoTech and Candela Laser Corporation ("Candela"), which the Company believed was the exclusive distributor of CryoTech's surgical systems and probes. The Company sought a declaration that the Company's patent is valid and that CryoTech and Candela were infringing the patent, an injunction barring CryoTech and Candela from infringing the patent, and an award of damages and attorneys' fees. In mid-July 1995, the Company was informed that CryoTech had been placed in receivership in the United Kingdom, that its business was being sold to another, unrelated entity and that the new entity would be using a new design for its cryoprobes that, it was asserted, would not involve any infringement of the Company's patents. Based on the information that the Company received, the Company agreed with CryoTech that the litigation pending between them would be discontinued. As for Candela, it formally notified the Company that it had discontinued purchasing or selling the allegedly infringing cryoprobes. Candela also notified the Company that, by October 17, 1995, it would discontinue all use of the allegedly infringing probes for promotional, marketing and demonstration purposes or as replacement parts for any customers returning defective probes. Based on this information, the patent litigation between the Company and Candela was discontinued.

Item 5.       Other Information

              On October 26, 1995, the Company received 510(k) marketing clearance from the FDA for its CMS Urethral Warmer System clearing the product for marketing in the United States.

Item 6.       Exhibits and Reports on Form 8-K

              (a)         Exhibits

                          (27)  Financial Data Schedule.

              (b): No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Cryomedical Sciences, Inc.
                                       ------------------------------
                                                 (Registrant)





Date:   November 14, 1995                   /s/J.J. Finkelstein
                                       ------------------------------
                                               J.J. Finkelstein
                                              President and Chief
                                                Executive Officer
                                       (Principal Executive Officer and
                                         Principal Financial Officer)