Form 10-Q
period 1995-12-31
CRYOMEDICAL SCIENCES INC
filed 1996-02-09
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20459


                                   FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For The Quarterly Period Ended December 31, 1995  Commission File Number 0-18170
                               -----------------                         -------


                           CRYOMEDICAL SCIENCES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                           94-3076866
               --------                           ----------
        (State of Incorporation)            (IRS Employer I.D. Number)


                               1300 Piccard Drive
                                   Suite 102
                           Rockville, Maryland  20850
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

24,886,806 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of January 30, 1996.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1995

                                     INDEX


Part I.      Financial Information                                                                  Page No.
                                                                                                    --------

              Item 1.   Financial Statements

                          Consolidated Balance Sheets at
                            December 31, 1995 and
                            June 30, 1995                                                                 3

                          Consolidated Statements of
                          Operations for the Three Months
                            and Six Months ended December 31,
                            1995 and 1994.                                                                4

                          Consolidated Statements of
                            Cash Flows for the Six
                            Months ended December 31,
                            1995 and 1994.                                                                5

                          Notes to Consolidated Condensed
                            Financial Statements                                                         6-9

              Item 2.   Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations                                                   10-13


Part II.      Other Information

              Item 4.   Submission of Matters to a Vote of Security Holders                              14

              Item 6.   Exhibits and Reports on Form 8-K                                                 14


Signatures                                                                                               15

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       December 31,               June 30,
                                                                           1995                     1995
                                                                    ------------------        ----------------
                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                          $     728,040            $  1,117,383
     Short-term investments                                                   100,310                 100,310
     Receivables - net of allowance for doubtful accounts of                1,635,960               3,178,032
       $78,209
     Inventories                                                            2,463,205               2,628,532
     Prepaid expenses and other                                               258,252                 297,984
                                                                        -------------            ------------

         Total current assets                                               5,185,767               7,322,241

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - less accumulated
     depreciation and amortization of $1,227,516 and $1,010,209               882,970               1,061,935

OTHER ASSETS                                                                   18,727                  18,727
                                                                        -------------            ------------

                                                                        $   6,087,464            $  8,402,903
                                                                        =============            ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                              $   1,332,429            $  2,096,696
     Accrued settlement of stockholder class action suit                        -                     100,000
     Accrued vacation                                                         137,001                 177,831
     Customer deposits                                                         50,000                  50,000
     Warranty reserves                                                        149,800                 248,000
     Extended warranties - current                                            822,963                 842,738
     Current portion of capital lease obligations and notes payable            21,833                  31,083
                                                                        -------------            ------------

         Total current liabilities                                          2,514,026               3,546,348

EXTENDED WARRANTIES                                                           501,187                 848,286
DEFERRED RENT                                                                  15,051                   3,690
CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE,
     net of current portion                                                    14,986                  22,654
                                                                        -------------            ------------

         Total liabilities                                                  3,045,250               4,420,978
                                                                        -------------            ------------

COMMITMENTS AND CONTINGENCIES:

9% SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
     Par value $.001, liquidation value $.50 per share;
     authorized, 621,000 shares; issued and outstanding, none                  -                       -

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001;
         authorized, 9,379,000 shares; issued and outstanding, none            -                       -
     Common Stock, par value $.001; authorized,
         50,000,000 shares; issued and outstanding,
         24,879,383 and 24,845,631 shares                                      24,879                  24,846
     Additional paid-in capital                                            26,313,294              26,248,915
     Accumulated deficit                                                  (23,253,863)            (22,250,365)
     Notes receivable from officers, including accrued interest               (42,096)                (41,471)
                                                                        -------------            ------------

             Total stockholders' equity                                     3,042,214               3,981,925
                                                                        -------------            ------------

                                                                        $   6,087,464            $  8,402,903
                                                                        =============            ============

See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                               Three months ended                  Six months ended
                                                  December 31,                        December 31,
                                        --------------------------------     -----------------------------
                                             1995              1994               1995           1994
                                        --------------    --------------     -------------- --------------

SALES & OTHER REVENUES                     $ 1,662,728      $ 4,590,413       $  3,682,150    $ 7,896,370

COST OF SALES                                  732,154        2,200,344          1,639,676      3,820,197
                                           -----------      -----------       ------------    -----------

GROSS PROFIT                                   930,574        2,390,069          2,042,474      4,076,173
                                           -----------      -----------       ------------    -----------

OPERATING EXPENSES:

         Research and development              343,853          728,166            705,905      1,606,247

         Sales and marketing                   634,459        1,065,940          1,266,436      1,808,721

         General and administrative            585,534          903,600          1,077,910      1,463,170
                                           -----------      -----------       ------------    -----------

TOTAL OPERATING EXPENSES                     1,563,846        2,697,706          3,050,251      4,878,138
                                           -----------      -----------       ------------    -----------

OPERATING LOSS                                (633,272)        (307,637)        (1,007,777)      (801,965)

INTEREST INCOME, net of
         interest expense                        2,502           18,647              4,280         29,188
                                           -----------      -----------       ------------    -----------

NET LOSS                                   $  (630,770)     $  (288,990)      $ (1,003,497)   $  (772,777)
                                           ===========      ===========       ============    ===========

WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                 24,863,350       24,690,243         24,858,707     24,573,748
                                           ===========      ===========       ============    ===========

NET LOSS PER SHARE                         $     (0.03)     $     (0.01)      $      (0.04)   $     (0.03)
                                           ===========      ===========       ============    ===========



See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                Six months ended
                                                                                   December 31,
                                                                     ----------------------------------------
                                                                           1995                    1994
                                                                     -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                       $  (1,003,497)          $   (772,777)
                                                                        -------------           ------------

         Adjustments to reconcile net loss to
            net cash used in operating activities:
                 (Decrease) increase in warranty reserves                     (98,200)                43,600
                 Depreciation and amortization                                217,307                206,202

         Changes in assets and liabilities:
                 Decrease (increase) in receivables                         1,542,072               (417,379)
                 Decrease in inventories                                      165,327                 54,950
                 Decrease in prepaid expenses and other assets                 39,731                 64,035
                 Decrease in accounts payable,
                   accrued expenses, and deferred rent                       (910,654)               (36,584)
                 (Decrease) increase in extended warranties                  (366,873)               259,875
                 Decrease in customer deposits                                -                      (10,000)
                                                                        -------------           ------------

                          Total Adjustments                                   588,710                164,699
                                                                        -------------           ------------

NET CASH USED IN OPERATING ACTIVITIES                                        (414,787)              (608,078)
                                                                        -------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of short-term investments                                    -                    (100,310)
         Maturities of short-term investments                                  -                      97,424
         Purchase of equipment                                                (38,342)              (173,268)
                                                                        -------------           ------------

NET CASH USED IN INVESTING ACTIVITIES                                         (38,342)              (176,154)
                                                                        -------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes receivable from officers                              (625)                  (938)
         Increase of notes payable                                             -                      41,372
         Exercise of warrants                                                  -                      81,860
         Issuance of shares for Employee Stock Purchase Plan                   20,311                 -
         Exercise of Employee Stock Options                                    44,100                 -
         Exercise of IPO Unit Purchase Options & underlying warrants            -                    429,990
                                                                        --------------          ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      63,786                552,284
                                                                        -------------           ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (389,343)              (231,948)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              1,117,383              2,426,467
                                                                        -------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $     728,040           $  2,194,519
                                                                        =============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest                                         $       9,484           $      4,435
                                                                        =============           ============


See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                FOR THE PERIODS ENDED DECEMBER 31, 1995 AND 1994


A.    GENERAL

      Cryomedical Sciences, Inc. ("CMS") and its wholly owned subsidiary Cryo Instruments, Inc. ("CII"), collectively referred to as the "Company," is engaged in the research, development, manufacturing and marketing of products for use in the field of hypothermic (low-temperature) medicine.

      The Consolidated Balance Sheet as of December 31, 1995, the Consolidated Statements of Operations for the three and six month periods ended December 31, 1995 and 1994, and the Consolidated Statements of Cash Flows for the six-month periods ended December 31, 1995 and 1994, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at December 31, 1995, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

      The results of operations for the periods ended December 31, 1995 are not necessarily indicative of the operating results anticipated for the fiscal year ending June 30, 1996.

B.    NET LOSS PER SHARE

      Net loss per share is based on the weighted average number of common shares outstanding during the three months and six months ended December 31, 1995 and 1994. No effect has been given to unexercised stock options or warrants because the effect would be antidilutive.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                FOR THE PERIODS ENDED DECEMBER 31, 1995 AND 1994
                                  (continued)


C.    INVENTORIES

      Inventories consist of the following:

                                                                  December 31, 1995            June 30, 1995
                                                                  -----------------            -------------

      Raw materials and purchased parts                            $ 1,486,500                 $ 1,296,445
      Work in process                                                  505,789                     628,302
      Finished goods                                                   616,220                     789,090
      Consignment inventory                                             53,706                      53,706
                                                                   -----------                 -----------
                                                                     2,662,215                   2,767,543

      Less reserves                                                   (199,010)                   (139,011)
                                                                   -----------                 -----------
                                                                   $ 2,463,205                 $ 2,628,532
                                                                   ===========                 ===========

D.    CONTINGENCIES

      On October 26, 1995, the Company received 510(k) marketing clearance from the FDA for its CMS Urethral Warmer System ("Warmer") clearing the product for marketing in the United States.

      Subsequent to the quarter ended March 31, 1994, in which quarter the Company announced receipt of the correspondence from the FDA denying an earlier application by the Company for 510(k) premarket clearance of the Warmer, CMS AccuProbe System sales in the urological field slowed significantly. The Company believes that this was due, in part, to uncertainty regarding the status of the Warmer and the availability of alternatives. The Company believes that the use of alternative warming methods resulted in reports of increased complications related to the urethral warming procedures. The Company believes that these anecdotal reports of increased complications may have affected the rate of sales of AccuProbe Systems during the period ended December 31, 1995. However, the Company believes that the lack of uniform medical insurance reimbursement policies, which policies have not yet been established, was the most significant factor affecting sales of AccuProbe Systems in recent months.

      In April 1994, present or former stockholders of the Company filed several suits against the Company, its President and CEO and two other directors in the United States District Court for the District of Maryland. The suits were subsequently consolidated under Case No. AW-94-873, and a consolidated amended complaint was

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                FOR THE PERIODS ENDED DECEMBER 31, 1995 AND 1994
                                  (continued)


D.    CONTINGENCIES (continued)

      filed. The plaintiffs sought to have the consolidated action designated as a class action on behalf of all persons who purchased the Company's stock between September 13, 1991 and April 4, 1994. The plaintiffs claimed that, during that period, the defendants inflated the market price of the Company's stock in violation of the federal securities laws and the common law. On April 26, 1995, the Court dismissed a major portion of the action against the Company and dismissed the plaintiffs' claims against the individual defendants in their entirety. In September 1995, the parties reached an agreement to settle the case. The settlement is subject to approval by the Court, which is scheduled to hold a hearing to consider this issue on February 15, 1996. Currently, the deadline for submitting claims is June 25, 1996. Pursuant to the agreement, a class consisting of all persons who purchased the Company's stock between September 13, 1991 and April 4, 1994 has been certified solely for settlement purposes. The agreement provides that, in return for a general release of all claims which members of the class may have against the Company and its past and present officers, directors, employees and other agents, the Company will pay $100,000 in cash (which payment has already been paid) and will issue shares of common stock of the Company with a market value of $350,000, based on the average closing price on the ten trading days prior to district court approval of the settlement. The Company accrued the entire $450,000 settlement cost of the stockholder class action suit as of June 30, 1995. The $350,000 of common stock to be issued was recorded as additional paid in capital at June 30, 1995. The plaintiffs' counsel intend to apply to the Court for an award of fees equal to approximately one third of the gross amount of the settlement proceeds, as well as for reimbursement of the out of pocket expenses they incurred during the course of litigation. In the event that the settlement is approved by the Court, the settlement proceeds, minus any amounts paid to the plaintiffs' counsel and the costs of administering the settlement, including the costs of notice to the class, will be distributed to those members of the class who submit timely claims, in proportion to the investment losses they have suffered on shares they purchased during the class period. Members of the class who did not wish to participate in the settlement were permitted to opt out of the class if they gave written notice postmarked no later than February 1, 1996. To date, the Company has received such notices from persons who purchased approximately 430,000 shares of the Company's stock during the class period. The Company has settled the litigation solely to avoid the expenses that would be involved in defending the suit between now and its conclusion. Those expenses were expected to exceed the amount of the cash consideration being paid in the settlement. The defendants have admitted no liability and continue to believe that the suits are without merit. In the event that the settlement is not finally approved, or in the event that shareholders who elected to opt out of the class assert similar claims in a new action, the Company will continue to defend its position vigorously.

      On or about October 19, 1995, the Company was served with a complaint alleging gender bias which had been filed by a female former employee who claims that she was discriminated against with respect to her salary and also with respect to the decision to terminate her employment as part of a reduction in work force. The suit was filed in the Circuit Court for Montgomery County, Maryland and subsequently removed to the United States District Court for the District of Maryland. The claims are asserted under both Title VII of the Civil Rights Act of 1964 and the Equal Pay Act. The plaintiff is seeking reinstatement with back pay, as well as compensatory and punitive damages. The case is in the early stages of discovery. The Company intends to defend this case vigorously.

E.    TRANSACTIONS AFFECTING COMMON STOCK

      In November 1995 the Company issued 25,000 shares of Common Stock to a former officer of the Company in connection with the exercise of options from the Employee Stock Option Plan.

F.    SUBSEQUENT EVENT

      On January 17, 1996 the Company received $1,910,000 of net proceeds related to a convertible preferred stock sale to several foreign investors. According to the terms of the convertible preferred stock, investors may convert 50% of their shares into common stock forty days subsequent to the January 16, 1996 closing at a conversion rate determined by the average closing bid prices for five days immediately preceding the date the holder notifies the Company of their intention to convert preferred shares into common shares (the average of such closing bid prices being referred to as "average bid price"). If the average bid price is $2.00 or less, then the conversion price shall equal 82.5% of the average bid price. If the average bid price is $2.01 or more, the conversion price shall equal 80% of the average bid price. Investors may convert the balance of their preferred stock into common stock seventy-five days after the closing. Any shares of the convertible preferred stock outstanding on January 16, 1997, automatically shall be converted into Common Stock.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


      The Company is engaged in the research, development, manufacture and marketing of products for use in the field of hypothermic (low-temperature) medicine. The Company has developed a cryosurgical system, called the CMS AccuProbe(R) System (the "AccuProbe"), which is a sophisticated cryosurgical device designed to freeze and destroy unwanted (diseased) tissue. The initial clinical focus of physicians with respect to the AccuProbe has been in the fields of urology and general surgery, primarily to destroy tissue which cannot be removed surgically or in which typical surgery offers extensive adverse side effects. The Company plans to further test and market its AccuProbe in certain of the various fields for which the original 400 series device received clearance from the FDA in April 1991 and the 500 series received FDA clearance in December 1995. The CMS AccuProbe is cleared for marketing in the fields of dermatology, general surgery, neurosurgery, thoracic surgery, ENT, gynecology, oncology, proctology and urology.

RESULTS OF OPERATIONS

      Sales and other operating revenues for the three and six months ended December 31, 1995 totaled $1,662,728 and $3,682,150, respectively, compared to $4,590,413 and $7,896,370, respectively, for the comparable periods of the prior fiscal year, representing decreases of 64% and 53%, respectively. The Company's operating revenues in the three months ended December 31, 1995 included sales of 3 CMS AccuProbe Systems, disposable probes and other accessories. Sales for the three months ended December 31, 1994 included 14 AccuProbe Systems, in addition to disposable probes and other accessory products. Operating revenues for the six months ended December 31, 1995 included sales of 9 AccuProbe Systems, disposable probes and other accessories compared to sales of 24 systems, disposable probes and other accessories in the comparable period of the prior fiscal year. The Company believes revenues in the three and six month periods ended December 31, 1995 reflect a decline in the number of AccuProbe systems sold due primarily to lack of formal Medicare reimbursement for urologic cryosurgery. Sales in each quarter are also subject to substantial variation, depending upon the success of marketing efforts and the timing of orders. The Company hopes that the separate FDA clearances of the CMS Urethral Warmer in October 1995 and of the AccuProbe 500 series in December 1995 will restore system, disposable probe and other accessory revenue to previous levels, although there can be no assurance of increased revenue from these sources. Through December 31, 1995, the Company has sold a total of 131 AccuProbe Systems since the product was introduced in June 1992.

      Included in sales and other operating revenues are ultrasound systems produced by third party manufacturers and sold in conjunction with certain AccuProbe Systems as a convenience to the customer. There was no ultrasound revenue for the three and six months ended December 31, 1995, compared to $552,488 and $672,288 respectively, for the comparable periods of the prior fiscal year.

      Gross Profits for all products for the three months ended December 31, 1995 totaled $930,574, or 56% of sales, compared to gross profits of $2,390,069, or 52% of sales, for the three months ended December 31, 1994. For the six months ended December 31, 1995 gross profits totaled $2,042,474, or 55% of sales, compared to gross profits of $4,076,173, or 52% of sales, for the comparable period of the prior fiscal year. Gross profits as a percent of sales increased in the three and six months ended December 31, 1995 as compared to the comparable periods of the prior fiscal year as cost reductions were continued by the Company.

      Research and development expenses for the three months ended December 31, 1995 totaled $343,853, a decrease of 53% compared to $728,166 for the comparable period of the prior fiscal year. Research and development expenses decreased for the six months ended December 31, 1995 totaled $705,905, a decrease of 56% compared to $1,606,247, in the comparable period of the prior fiscal year. Research and development expenses decreased during the three and six month periods ended December 31, 1995 due to a reduction in staffing and a temporary reduction of research grants related to the development of the Company's hypothermic solutions, reflecting cost reduction measures effected by the Company.

      Sales and marketing expenses for the three months ended December 31, 1995 totaled $634,459, a decrease of 40% compared to $1,065,940 for the comparable period of the prior fiscal year. Sales and marketing expenses for the six months ended December 31,1995 totaled $1,266,436, a decrease of 30% compared to $1,808,721 in the comparable period of the prior fiscal year. Sales and marketing expenses decreased during these periods due to a reduction in staffing and reduced marketing activity.

      General and administrative expenses for three months ended December 31, 1995 totaled $585,534, a decrease of 35% compared to $903,600 for the comparable period of the prior fiscal year. General and administrative expenses for the six months ended December 31, 1995 totaled $1,077,910, a decrease of 26% compared to $1,463,170 for the comparable period of the prior fiscal year. General and administrative expenses decreased in the more recent periods due to a reduction in staffing and reduced professional fees.

      As a result of the foregoing decrease in operating expenses, which were offset by decreased gross profits from sales, the Company sustained net losses of $630,770 and $1,003,497, respectively, for the three and six months ended December 31, 1995 compared to net losses of $288,990 and $772,777, respectively, in the comparable periods of the prior fiscal year.

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

In view of the operating losses suffered by the Company and the level of the Company's current liquid resources (see "Liquidity and Capital Resources" below), in May and October 1995 the Company undertook certain actions to reduce expense levels, as described above.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1995, the Company had cash, cash equivalents, and short-term investments totaling $828,350 and working capital of $2,671,741, as compared to $1,217,693 and $3,775,893, respectively, at June 30, 1995. The Company's cash and working capital positions decreased from June 30, 1995 due primarily to the net loss of $1,003,497 sustained by the Company for the six months ended December 31, 1995. Subsequent to December 31, 1995, the Company received $1,910,000 of net proceeds from a convertible preferred stock sale to several foreign investors. The proceeds from this offering will be utilized for working capital and to finance the introduction of the Company's new AccuProbe 500 series.

      Capital expenditures for leasehold improvements, furniture and equipment totaled $38,342 in the six months ended December 31, 1995, compared to $173,268 in the comparable period of the prior fiscal year. The Company has budgeted $485,000 for additional equipment and furniture in the year ending June 30, 1996.

      The Company expects to incur substantial expenditures over the remainder of fiscal 1995 and in fiscal 1996 related to research, development, manufacturing and testing of its products and for sales and marketing efforts and other operating expenses. The Company's management believes that its current cash and working capital position will be sufficient to fund the operations of the Company for the next 12 months dependent, in part, on the level of sales revenues achieved, the level of sales and marketing activity engaged in by the Company, and the amounts of research funded by the Company. However, the Company may pursue various forms of short term financing in addition to the recently completed equity financing. Except for the sale of its products, the Company has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.

                           CRYOMEDICAL SCIENCES, INC.
                          PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

              On January 8, 1996 the Company held its Annual Meeting of Stockholders. The Stockholders voted on and approved the following:

              1. The election of the following individuals to serve as Directors until the next annual meeting and until their successors are duly elected and qualified:


                               J. J. Finkelstein
                               Howard S. Breslow
                               Sam Carl
                               Robert A. Schoellhorn
                               Henry T. Pietraszek
                               J. Donald Hill

              2. The ratification of an amendment to the Company's 1988 Stock Option Plan to increase the number of shares issuable thereunder to 2,700,000. In this connection, 14,597,389 shares were voted for ratification, 1,856,013 shares were voted against ratification, and 246,024 abstained.

              3. The ratification of the selection by the Board of Directors of Deloitte & Touche to serve as Independent Auditors for the fiscal year ended June 30, 1996. In this connection, 19,590,916 shares were voted for ratification, 122,066 shares were voted against ratification, and 149,485 shares abstained.


Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   None

              (b)  Reports on Form 8-K

                   Subsequent to December 31, 1995 the Company filed one current report on Form 8-K dated January 16, 1996. Item:
                   Announcement of convertible preferred stock sale to several foreign investors.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Cryomedical Sciences, Inc.
                                ----------------------------------------------
                                                (Registrant)





Date:   February 9, 1996                      /s/J. J. Finkelstein
                                ----------------------------------------------
                                                 J. J. Finkelstein
                                                President and Chief
                                                 Executive Officer
                                               (Principal Executive Officer and
                                                Principal Financial Officer)