Form 10-Q
period 1996-03-31
CRYOMEDICAL SCIENCES INC
filed 1996-05-14
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20459


                                   FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For The Quarterly Period Ended March 31, 1996              Commission File Number 0-18170
                               --------------                                     -------



                           CRYOMEDICAL SCIENCES, INC.
             (Exact name of registrant as specified in its charter)


                     Delaware                                          94-3076866
                     --------                                          ----------
              (State of Incorporation)                          (IRS Employer I.D. Number)


                               1300 Piccard Drive
                                   Suite 102
                           Rockville, Maryland  20850
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

Yes   X    No
    ------    -----

25,747,373 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of April 16, 1996.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                     INDEX


 Part I.     Financial Information                                                                    Page No.
                                                                                                      --------
             Item 1.   Financial Statements

                          Consolidated Balance Sheets at
                            March 31, 1996 and
                            June 30, 1995                                                                 3

                          Consolidated Statements of
                            Operations for the Three Months
                            and Nine Months ended March 31,
                            1996 and 1995.                                                                4

                          Consolidated Statements of
                            Cash Flows for the Nine
                            Months ended March 31,
                            1996 and 1995.                                                                5

                          Notes to Consolidated Condensed
                            Financial Statements                                                         6-9

              Item 2.     Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations                                                   10-13

 Part II.     Other Information

              Item 1.     Legal Proceedings                                                              14

              Item 5.     Other Information                                                              14

              Item 6.     Exhibits and Reports on Form 8-K                                               14

 Signatures                                                                                              15

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                          March 31,                  June 30,
                                                                            1996                       1995
                                                                       --------------             ------------
                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $   1,265,757             $  1,117,383
     Short-term investments                                                  100,310                  100,310
     Receivables - net allowance for doubtful accounts of $78,209          2,489,039                3,178,032
     Inventories                                                           2,094,045                2,628,532
     Prepaid expenses and other                                              314,930                  297,984
                                                                       -------------             ------------

         Total current assets                                              6,264,081                7,322,241

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - less accumulated
     depreciation and amortization of $1,333,432 and $1,010,209              794,964                1,061,935

OTHER ASSETS                                                                  18,726                   18,727
                                                                       -------------             ------------

                                                                       $   7,077,771             $  8,402,903
                                                                       =============             ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                             $   1,022,476             $  2,096,696
     Accrued settlement of stockholder class action suit                      -                       100,000
     Accrued vacation                                                        152,473                  177,831
     Customer deposits                                                        63,997                   50,000
     Warranty reserves                                                       144,800                  248,000
     Extended warranties - current                                           742,200                  842,738
     Current portion of capital lease obligations and notes payable           21,833                   31,083
                                                                       -------------             ------------

         Total current liabilities                                         2,147,779                3,546,348

EXTENDED WARRANTIES                                                          351,200                  848,286
DEFERRED RENT                                                                 20,744                    3,690
CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE,
     net of current portion                                                    5,089                   22,654
                                                                       -------------             ------------

         Total liabilities                                                 2,524,812                4,420,978
                                                                       -------------             ------------

COMMITMENTS AND CONTINGENCIES:

9% SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
     Par value $.001, liquidation value $.50 per share;
     authorized, 621,000 shares; issued and outstanding, none                 -                        -

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001;
         authorized, 9,379,000 shares; issued and outstanding, none           -                        -
     Common Stock, par value $.001; authorized,
         50,000,000 shares; issued and outstanding,
         25,747,373 and 24,845,631 shares                                     25,747                   24,846
     Additional paid-in capital                                           28,236,620               26,248,915
     Accumulated deficit                                                 (23,666,531)             (22,250,365)
     Notes receivable from officers, including accrued interest              (42,877)                 (41,471)
                                                                       -------------             ------------

             Total stockholders' equity                                    4,552,959                3,981,925
                                                                       -------------             ------------

                                                                       $   7,077,771             $  8,402,903
                                                                       =============             ============

           See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                 Three months ended                 Nine months ended
                                                      March 31,                         March 31,
                                          ------------------------------     -----------------------------
                                               1996            1995               1996           1995
                                          --------------  --------------     -------------- --------------
SALES & OTHER REVENUES                     $  2,026,593    $  3,025,520       $  5,708,743   $ 10,921,890

COST OF SALES                                 1,014,103       1,222,422          2,653,779      5,042,619
                                           ------------    ------------       ------------   ------------

GROSS PROFIT                                  1,012,490       1,803,098          3,054,964      5,879,271
                                           ------------    ------------       ------------   ------------

OPERATING EXPENSES:

         Research and development               313,027         682,383          1,018,932      2,288,630

         Sales and marketing                    592,954       1,003,525          1,859,390      2,812,246

         General and administrative             522,974         766,080          1,600,884      2,229,250
                                           ------------    ------------       ------------   ------------

TOTAL OPERATING EXPENSES                      1,428,955       2,451,988          4,479,206      7,330,126
                                           ------------    ------------       ------------   ------------

OPERATING LOSS                                 (416,465)       (648,890)        (1,424,242)    (1,450,855)

INTEREST INCOME, net of
         interest expense                         3,797           3,571              8,077         32,759
                                           ------------    ------------       ------------   ------------

NET LOSS                                   $   (412,668)   $   (645,319)      $ (1,416,165)  $ (1,418,096)
                                           ============    ============       ============   ============

WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                  25,040,724      24,833,633         24,918,938     24,659,112
                                           ============    ============       ============   ============

NET LOSS PER SHARE                         $     ( 0.02)   $      (0.03)      $      (0.06)  $      (0.06)
                                           ============    ============       ============   ============



           See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                  Nine months ended
                                                                                      March 31,
                                                                        -------------------------------------
                                                                             1996                   1995
                                                                        --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                        $ (1,416,165)           $ (1,418,096)
                                                                         ------------            ------------

         Adjustments to reconcile net loss to
            net cash used in operating activities:
                 (Decrease) increase in warranty reserves                    (103,200)                 36,200
                 Depreciation and amortization                                323,223                 314,031
         Changes in assets and liabilities:
                 Decrease (increase) in receivables                           688,993                (458,643)
                 Decrease (increase) in inventories                           534,487                (329,681)
                 Increase in prepaid expenses
                   and other assets                                           (16,946)                (81,522)
                 (Decrease) increase in accounts payable,
                   accrued expenses, and deferred rent                     (1,209,339)                439,781
                 Increase (decrease) in customer deposits                      13,997                 (10,000)
                 (Decrease) increase in extended warranties                 ( 597,624)                298,650
                                                                         ------------            ------------

                          Total Adjustments                                 ( 366,409)                208,816
                                                                         ------------            ------------

NET CASH USED IN OPERATING ACTIVITIES                                      (1,782,574)             (1,209,280)
                                                                         ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of short-term investments                                    -                     (100,310)
         Maturities of short-term investments                                  -                       97,424
         Purchase of equipment                                                (56,252)               (304,686)
                                                                         ------------            ------------

NET CASH USED FOR INVESTING ACTIVITIES                                        (56,252)               (307,572)
                                                                         ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes receivable from officers                            (1,406)                 (1,406)
         Increase of notes payable                                             -                       31,409
         Common stock issued for cash                                       1,910,000                 110,692
         Issuance of shares for employee stock purchase plan                   34,506                  -
         Exercise of employee stock option                                     44,100                  -
         Exercise of IPO Unit Purchase Options & underlying warrants           -                      429,990
                                                                         ------------            ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   1,987,200                 570,685
                                                                         ------------            ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          148,374                (946,167)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              1,117,383               2,426,467
                                                                         ------------            ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  1,265,757            $  1,480,300
                                                                         ============            ============

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest (expense)                                $     12,102            $     12,453
                                                                         ============            ============



           See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995

A.    GENERAL

      Cryomedical Sciences, Inc. ("CMS") and its wholly owned subsidiary Cryo Instruments, Inc. ("CII"), collectively referred to as the "Company," is engaged in the research, development, manufacturing and marketing of products for use in the field of hypothermic (low- temperature) medicine.

      The Consolidated Balance Sheet as of March 31, 1996, the Consolidated Statements of Operations for the three and nine month periods ended March 31, 1996 and 1995, and the Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 1996 and 1995, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1996, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

      The results of operations for the periods ended March 31, 1996 are not necessarily indicative of the operating results anticipated for the fiscal year ending June 30, 1996.

B.    NET LOSS PER SHARE

      Net loss per share is based on the weighted average number of common shares outstanding during the three months and nine months ended March 31, 1996 and 1995. No effect has been given to unexercised stock options or warrants because the effect would be antidilutive.

                  CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995
                                 (continued)


C.    INVENTORIES

      Inventories consist of the following:

                                                                     March 31, 1996            June 30, 1995
                                                                     --------------            -------------
     Raw materials and purchased parts                                $  1,261,559             $  1,296,445
     Work in process                                                       455,742                  628,302
     Finished goods                                                        368,985                  789,090
     Consignment inventory                                                 236,770                   53,706
                                                                      ------------             ------------
                                                                         2,323,056                2,767,543
     Less reserves                                                        (229,011)                (139,011)
                                                                      ------------             ------------
                                                                      $  2,094,045             $  2,628,532
                                                                      ============             ============

D.   CONTINGENCIES

     In April 1994, present or former stockholders of the Company filed several suits against the Company, its President and CEO and two other directors in the United States District Court for the District of Maryland. The suits were subsequently consolidated under Case No. AW- 94-873, and a consolidated amended complaint was filed. The plaintiffs sought to have the consolidated action designated as a class action on behalf of all persons who purchased the Company's stock between September 13, 1991 and April 4, 1994. The plaintiffs claimed that, during that period, the defendants inflated the market price of the Company's stock in violation of the federal securities laws and the common law. On April 26, 1995, the Court dismissed a major portion of the action against the Company and dismissed the plaintiffs' claims against the individual defendants in their entirety. In September 1995, the parties reached an agreement to settle the case. The settlement was approved by the Court on February 15, 1996. Currently, the deadline for submitting claims is June 25, 1996. Pursuant to the agreement, a class consisting of all persons who purchased the Company's stock between September 13, 1991 and April 4, 1994 has been certified solely for settlement purposes. The agreement provides that, in return for a general release of all claims which members of the class may have against the Company and its past and present officers, directors, employees and other agents, the Company will pay $100,000 in cash (which payment has already been paid) and will issue shares of common stock of the Company with a market value of $350,000, based on the average closing price on the ten trading days prior to district court approval of the settlement. On February 15, 1996, the district court determined that 175,549 shares of the Company's common stock (at an average price per share of $1.99375),

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995
                                  (continued)

D.   CONTINGENCIES (continued)

     representing $350,000 was due the stockholders. The Company accrued the entire $450,000 settlement cost of the stockholder class action suit as of June 30, 1995. The $350,000 of common stock to be issued was recorded as additional paid in capital at June 30, 1995. The plaintiffs' counsel intend to apply to the Court for an award of fees equal to approximately one third of the gross amount of the settlement proceeds, as well as for reimbursement of the out of pocket expenses they incurred during the course of litigation. Subsequent to the approval of the settlement by the Court, the settlement proceeds, minus any amounts paid to the plaintiffs' counsel and the costs of administering the settlement, including the costs of notice to the class, will be distributed to those members of the class who submit timely claims, in proportion to the investment losses they have suffered on shares they purchased during the class period. Members of the class who did not wish to participate in the settlement were permitted to opt out of the class if they gave written notice postmarked no later than February 1, 1996. To date, the Company has received such notices from persons who purchased approximately 430,000 shares of the Company's stock during the class period. The Company has settled the litigation solely to avoid the expenses that would be involved in defending the suit between now and its conclusion. Those expenses were expected to exceed the amount of the cash consideration being paid in the settlement. The defendants have admitted no liability and continue to believe that the suits were without merit.

     On or about October 19, 1995, the Company was served with a complaint alleging gender bias which had been filed by a female former employee who claims that she was discriminated against with respect to her salary and also with respect to the decision to terminate her employment as part of a reduction in work force. The suit was filed in the Circuit Court for Montgomery County, Maryland and subsequently removed to the United States District Court for the District of Maryland. The claims are asserted under both Title VII of the Civil Rights Act of 1964 and the Equal Pay Act. The Company denied all allegations of discrimination and vigorously defended the case. The suit has been dismissed with prejudice, and the Plaintiff is not entitled to, and will not receive, any payment from the Company.

E.   TRANSACTIONS AFFECTING COMMON STOCK

     On January 3, 1996, the Company issued 7,527 shares of common stock, in connection with the Employee Stock Purchase Plan.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995
                                  (continued)

E.   TRANSACTIONS AFFECTING COMMON STOCK (continued)

     On February 15, 1996, the Company issued 175,549 shares of the Company's common stock in connection with the final settlement of the shareholder suit.

     On March 19, 1996, the Company issued 684,914 shares of the Company's common stock at an average price of $1.38 per share in connection with the January 17, 1996 sale of convertible preferred stock to foreign investors, for which the Company received $1,910,000 of net proceeds.

F.   SUBSEQUENT EVENTS

     On April 8, 1996, the Company issued an additional 618,308 shares of Common Stock at an average price of $1.61 per share in connection with the January 17, 1996 sale of convertible preferred stock to foreign investors. As of April 19, 1996 approximately 30,000 preferred shares have not been converted for issuance as common stock.

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

RESULTS OF OPERATIONS

     Sales and other operating revenues for the three and nine months ended March 31, 1996 totaled $2,026,593 and $5,708,743, respectively, compared to $3,025,520 and $10,921,890, respectively, for the comparable periods of the prior fiscal year representing decreases of 33% and 48% respectively. The Company's operating revenues in the three months ended March 31, 1996 included sales of 7 CMS AccuProbe Systems, disposable probes and other accessories. Sales for the three months ended March 31, 1995 included 9 AccuProbe Systems, in addition to disposable probes and other accessory products. Operating revenues for the nine months ended March 31, 1996 included sales of 16 AccuProbe Systems, disposable probes and other accessories compared to sales of 33 systems, disposable probes and other accessories in the comparable period of the prior fiscal year. The Company believes revenues in the three and nine months periods ended March 31, 1996 reflect a decline in the number of AccuProbe Systems sold due primarily to lack of formal Medicare reimbursement for urologic cryosurgery. Sales in each quarter are also subject to substantial variation, depending upon the success of marketing efforts and timing of orders. The Company hopes that the separate FDA clearances of the CMS Urethral Warmer in October 1995 and the AccuProbe 500 series in December 1995 will restore system, disposable probe and other accessory revenue to previous levels, although there can be no assurance of increased revenue from these sources. Through March 31, 1996, the Company has sold a total of 138 AccuProbe Systems since the product was introduced in June 1992.

     Included in sales and other operating revenues are ultrasound systems produced by third party manufacturers and sold in conjunction with certain AccuProbe Systems as a convenience to the customer. There was no ultrasound revenue for the three and nine months ended March 31, 1996, compared to $59,900 and $732,188 respectively for the comparable periods of the prior fiscal year.

     Gross Profits for all products for the three months ended March 31, 1996 totaled $1,012,490, or 50% of sales, compared to gross profits of $1,803,098, or 60% of sales, for the three months ended March 31, 1995. For the nine months ended March 31, 1996 gross profits totaled $3,054,964, or 54% of sales, compared to gross profits of $5,879,271, or 54% of sales, for the comparable period of the prior fiscal year. The gross profit margin decreased in the most recent period due to discounts associated with the placement of 400 series AccuProbe Systems and the mix of sales involving Series 400 and 500 AccuProbe Systems.

     Research and development expenses for the three months ended March 31, 1996 totaled $313,027, a decrease of 54% compared to $682,383 for the comparable period of the prior fiscal year. Research and development expenses for the nine months ended March 31, 1996 totaled $1,018,932, a decrease of 55% compared to $2,288,630 in the comparable period of the prior fiscal year. Research and development expenses decreased during the three and nine months ended March 31, 1996 due to a reduction in staffing and a temporary reduction of research grants related to the development of the Company's hypothermic solutions, reflecting cost reduction measures effected by the Company.

     Sales and marketing expenses for the three months ended March 31, 1996 totaled $592,954, a decrease of 41% compared to $1,003,525 for the comparable period of the prior fiscal year. Sales and marketing expenses for the nine months ended March 31, 1996 totaled $1,859,390, a decrease of 34% compared to $2,812,246 in the comparable period of the prior fiscal year. Sales and marketing expenses decreased during these periods due to a reduction in staffing, reduced marketing activity and reduced consulting fees.

     General and administrative expenses for three months ended March 31, 1996 totaled $522,975, a decrease of 32% compared to $766,080 for the comparable period of the prior fiscal year. General and administrative expenses for the nine months ended March 31, 1996 totaled $1,600,885, a decrease of 28% compared to $2,229,250 for the comparable period of the prior fiscal year. General and administrative expenses decreased in the more recent periods due to a reduction in staffing and reduced professional fees.

     As a result of the foregoing reductions in operating expenses which were offset by decreased gross profits from sales, the Company sustained net losses of $412,668 and $1,416,165, respectively, for the three and nine months ended March 31, 1996 compared to net losses of $645,319 and $1,418,096, respectively, in the comparable periods of the prior fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1996, the Company had cash, cash equivalents, and short-term investments totaling $1,366,067 and working capital of $4,116,302, as compared to $1,217,693 and $3,775,893, respectively, at June 30, 1995. The Company's cash and working capital positions increased from June 30, 1995 due primarily to the $1,910,000 in net proceeds the Company received on January 17, 1996 in connection with a convertible preferred stock sale to several foreign investors. The proceeds from this offering have offset the net loss of $1,416,165 sustained by the Company for the nine months ended March 31, 1996, and have supplemented working capital and financed the introduction of the Company's new AccuProbe 500 series.

      Capital expenditures for leasehold improvements, furniture and equipment totaled $56,252 in the nine months ended March 31, 1996, compared to $304,606 in the comparable period of the prior fiscal year. The Company does not expect to spend more than $100,000 in total for additional equipment and furniture in the year ending June 30, 1996. The Company does not expect significant capital expenditures for the fiscal year ending June 30, 1997, unless revenues increase significantly from current levels.

      The Company expects to incur substantial expenditures over the remainder of fiscal 1996 and in fiscal 1997 related to research, development, manufacturing and testing of its products and for sales and marketing efforts and other operating expenses. The Company's management believes that its current cash and working capital position will be sufficient to fund the operations of the Company for the next 12 months dependent, in part, on the level of sales revenues achieved, the level of sales and marketing activity engaged in by the Company, and the amounts of research funded by the Company. However, the Company may pursue various forms of short term financing in addition to the recently completed equity financing. Except for the sale of its products, the Company has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.

                           CRYOMEDICAL SCIENCES, INC.
                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              On or about October 19, 1995, the Company was served with a complaint alleging gender bias which had been filed by a female former employee who claims that she was discriminated against with respect to her salary and also with respect to the decision to terminate her employment as part of a reduction in work force. The suit was filed in the Circuit Court for Montgomery County, Maryland and subsequently removed to the United States District Court for the District of Maryland. The claims are asserted under both Title VII of the Civil Rights Act of 1964 and the Equal Pay Act. The Company denied all allegations of discrimination and vigorously defended the case. The suit has been dismissed with prejudice, and the Plaintiff is not entitled to, and will not receive, any payment from the Company.

Item 5.       Other Information

              On May 7, 1996, the Company announced the resignation of its President and Chief Executive Officer, J. J. Finkelstein. The resignation of the positions were of mutual consent between the Board of Directors and Mr. Finkelstein. The Company expects to name a successor shortly. During the interim period, John Baust, Ph.D., Senior Vice President, will be the Acting Chief Operating Officer.

Item 6.       Exhibits and Reports on Form 8-K

              (a)         Exhibits

                          (27)  Financial Data Schedule.

              (b)         Reports on Form 8-K

                          The Company filed one report on Form 8-K dated January 16, 1996. Item: Announcement of convertible preferred stock sale to several foreign investors.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Cryomedical Sciences, Inc.
                                     ----------------------------------------
                                                (Registrant)





Date:   May 14, 1996                           /s/John G. Baust
                                     ----------------------------------------
                                               John G. Baust, Ph.D.
                                          Acting Chief Operating Officer
                                            and Senior Vice President