Form 10-K405
period 1996-06-30
CRYOMEDICAL SCIENCES INC
filed 1996-10-15
CIK 834365

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        -------------------------------

                                   FORM 10-K
(MARK ONE)
    / X /         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1996
                                              -------------

                                       OR

  /    /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18170
                                                -------

                         ------------------------------

                           CRYOMEDICAL SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                                            94-3076866
                 --------                                                            ----------
            (State of Incorporation)                                  (IRS Employer Identification Number)

1300 PICCARD DRIVE, ROCKVILLE, MARYLAND                                           20850
---------------------------------------                                        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                       (ZIP CODE)

                  -----------------------------------------

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (301) 417-7070
                                                            --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE
                                      ----

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                    ---------------------------------------
                                 TITLE OF CLASS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

         As of September 16, 1996, the aggregate market value of voting stock held by nonaffiliates of the registrant was $49,525,683.

         As of September 16, 1996, there were 26,880,050 shares of Common Stock (par value $.001 per share) outstanding.

                      Documents Incorporated by Reference
                      -----------------------------------

                                 Not Applicable

===============================================================================

                                     PART I


ITEM 1.  BUSINESS


GENERAL

         Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, manufacture and marketing of products for use in the field of low-temperature medicine.

         The Company has developed a cryosurgical system, called the CMS AccuProbe(R) System (the "AccuProbe"), which is a sophisticated cryosurgical device designed to freeze and destroy diseased tissue, including that which cannot be removed surgically or in which typical surgery offers extensive adverse side effects. The Company plans to utilize its AccuProbe in the various fields for which the device received clearance from the FDA in April 1991, including the fields of dermatology, general surgery, neurosurgery, thoracic surgery, ENT, gynecology, proctology, oncology, and urology.

         The Company completed initial development of the AccuProbe in 1992 and has marketed this system to hospitals, surgeons and radiologists in the United States and abroad. The first AccuProbe system was shipped to a customer in June 1992; 17 systems were sold in the fiscal year ended June 30, 1996, 41 systems were sold in the fiscal year ended June 30, 1995, and 46 systems were sold in fiscal year ended June 30, 1994. In addition to the AccuProbe, the Company sells single use probes and other disposables used with the AccuProbe and offers service warranty contracts. Sales and other revenues totaled $6,843,950, $13,594,186, and $13,438,494 in the fiscal years ended June 30,
1996, June 30, 1995 and June 30, 1994, respectively.

         The Company is also attempting to develop hypothermic synthetic blood substitute solutions (the "Solutions") designed to maintain the fluid and chemical balances of human organs while body temperature is significantly lowered. Although the Solutions continue to be tested in laboratory settings, development for commercial application has not been completed. Development of the Solutions is at the laboratory and preclinical stage and is expected to remain so for the foreseeable future. In view of the Company's emphasis on the marketing of the AccuProbe, in the recent past the Company has not devoted significant resources to the development of the Solutions and does not contemplate doing so for at least the near term. Currently, the Company expects to fund the development of the Solutions by utilizing funds secured through research grants pertaining to such purpose. The Company hopes to market the Solutions, if successfully developed, to hospitals, clinics, transplant centers, and surgeons in the United States and abroad.

         For the fiscal years ended June 30, 1996, June 30, 1995 and June 30, 1994, the total research and development expenses of the Company were $1,484,042, $2,899,686 and $2,506,349, respectively.

         The Company was incorporated in Delaware in November 1987. On August 31, 1989, the Company completed the acquisition of Cryo Instruments, Inc. ("CII"), and CII became a wholly owned subsidiary of the Company. Unless the context requires otherwise, references to the Company include CII. The Company's principal executive offices are located at 1300 Piccard Drive, Rockville, Maryland 20850, and its telephone number is (301) 417-7070.

CMS ACCUPROBE SYSTEM

BACKGROUND AND TECHNOLOGICAL OVERVIEW

         Cryosurgery is a surgical procedure that uses freezing temperatures to destroy unwanted tissue by circulating a refrigerant through the tip of a cryoprobe (an instrument for applying extreme cold to tissue) applied directly to the tissue to be destroyed.

         Some surgeons have commenced targeting diseased tissue in the fields of urology, general surgery, and gynecology by use of cryosurgery. These surgeons believe that cryosurgery has a number of advantages over other options for managing such diseased tissue. First, unlike surgical resection, cryosurgery does not require removal of large volumes of healthy surrounding tissue. Second, because freezing temperatures can be applied to certain areas and not others, multiple diseased tissue sites can be targeted individually, leaving more healthy tissue. However, many surgeons continue to use traditional methods because cryosurgery has not yet proved to be effective over an extended period of time.


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

         The first AccuProbe system was shipped in June 1992. This system was accepted by the customer and the sale recorded in August 1992. A total of 46 systems were sold during the year ended June 30, 1994, 41 systems were sold in the year ended June 30, 1995, and an additional 17 systems were sold during the year ended June 30, 1996. Sales to one U.S. distributor, U. S. Medical Corporation, constituted 5.2%, 6.5%, and 21.7% of total sales for the fiscal years ended June 30, 1996, 1995, and 1994, respectively.

         The backlog of orders at June 30, 1996 totaled $5,116,359, as compared to $7,919,005 and $8,092,277 for the fiscal years ended June 30, 1995 and 1994. The Company expects that approximately 13% of the June 30, 1996 backlog will generate revenues during the fiscal year ending June 30, 1997. The Company's backlog at June 30, 1996 included orders for 22 AccuProbe systems, approximately 6,400 single-use probes and extended warranties totaling over $850,000. These totals include a blanket order from a distributor with a balance at June 30, 1996 of 22 systems and approximately 6,400 probes, against which order the distributor is anticipated to issue periodic releases over a period of two or more years.

         A substantial portion of the Company's revenue in each quarter results from orders received in that quarter. Generally, orders placed directly by customers are shipped within 30 days of the order date. Historically, the Company's backlog has not been a significant indicator of future sales and the Company does not believe that its backlog, at any particular point in time, is indicative of future sales.

         To date, AccuProbe systems have been used by hospitals and clinics for over 8,000 patients, including over 7,000 patients in the field of urology and over 1,000 patients in general surgery and other approved fields.

HYPOTHERMIC BLOOD SUBSTITUTE SOLUTIONS (HYPOTHERMOSOL(R))

BACKGROUND AND TECHNOLOGICAL OVERVIEW

         Lowering body temperature during certain surgical procedures helps to minimize the chance of damage to the patient's organs by reducing the patient's metabolic rate, thereby decreasing the patient's needs during surgery for oxygen and nutrients which normally flow through the blood. This is also true with respect to the preservation of individual organs to be used in transplant surgery during the interval between removal from the donor and transplant into the recipient.

         The Company is currently endeavoring to develop the Solutions for use in bloodless surgery and other medical applications.

         Grant subsidized research and development activities with respect to development of the Solutions for cell and tissue preservation are taking place at Allegheny-Singer Research Institute ("ASRI"), a subsidiary of Allegheny Health Services, Pittsburgh Pennsylvania and State University of New York at Binghamton ("SUNY"). In view of the Company's emphasis on the marketing of the AccuProbe, the Company has not devoted significant resources to the development of the Solutions and does not contemplate doing so for at least the near term.

         The Solutions have not been fully tested nor has the regulatory clinical testing and approval process begun. Accordingly, there is no assurance that any of the proposed applications will prove viable in surgical procedures. The Company is unable to predict the date or year when it would expect to begin clinical trials to support FDA approval of the Solutions.


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

         Although solutions have been developed which could be used to supplement the blood during the performance of certain limited surgical procedures, the Company is not aware of the performance of bloodless surgery in current surgical practice. If successfully developed, the Solutions would be introduced into the patient's body during the cooling process. Once the patient's body temperature is near 7 to 10(o)C, and the heart temporarily arrested, the surgeon would perform the operation. During the surgery, the Solutions would be circulating throughout the body in place of blood. Upon completion of the surgery, the patient would be slowly warmed, his blood reintroduced into his vascular system, and then rewarmed and revived, requiring little or no donated blood transfusion. Bloodless surgery would be primarily suitable for removal of tumors from the brain, head, neck, or heart, and operations to repair major vascular disorders, such as aneurysms. Another benefit of bloodless surgery would be that the amount of blood loss could be reduced, thus reducing the need for blood transfusions from donors and reducing the risk of infection from such diseases as AIDS or hepatitis.

         The Company is also developing hypothermic blood substitute solutions for use in the preservation of organs and tissue (synthetic and natural) for transplant and for use during the lowering of body temperature. The Solutions are under development for both multiple organ preservation within donors and for individual organ preservation once the organs are removed from the donor.

         The Company anticipates marketing the Solutions, if developed and approved, under the name Hypothermosol(R).

FUTURE PRODUCT DEVELOPMENT

         The Company's primary focus has been on the development and marketing of the CMS AccuProbe System. While the Company intends to continue development of the Solutions, substantial additional development is not currently expected to be undertaken unless and until profitability of the AccuProbe and related single-use products attain targeted levels and requisite funding is available. In this respect, in the fiscal year ended June 30, 1996, the Company expended approximately $52,285 on research and development efforts on the Solutions. Currently, the Company expects to fund the development of the Solutions by utilizing funds secured through research grants. Although the Company currently has secured research grants totalling over $150,000, a large portion of these research monies have already been expended on the development of Solutions and there can be no assurance that additional research grants can be secured in the future.

         The Company contemplates that a variety of applications of hypothermic blood substitutes or other products for use in hypothermic medical procedures could ultimately be developed from the Solutions. Any such applications of the Solutions are not expected to be developed for a number of years, and the Company has not performed any experiments or clinical studies to indicate the efficacy of such applications. The Company expects that any significant funding activities with respect to the Solutions would entail sales of equity securities, which there can be no assurance of achieving.


RESEARCH PROJECT AGREEMENTS

         In August 1989, the Company entered into a Research Project Management Services Agreement with ASRI, pursuant to which ASRI agreed to conduct research on the Company's behalf on a project-by-project basis over a two-year period which period had been extended, by amendment, to June 30, 1995. At that time, the agreement was not renewed. ASRI and Allegheny General Hospital, Pittsburgh, Pennsylvania, are non-profit subsidiary corporations of Allegheny Health Services. The Company had agreed to fund ASRI with at least $1,000,000 to conduct such research and expended $2,095,670 through June 30, 1995, and an additional $72,115 was expended during the fiscal year ended June 30, 1996. The amount paid during fiscal year 1996 was in arrears for work completed at ASRI
during the year ended June 30, 1995.   ASRI's major project was with respect to
the Solutions in connection with bloodless surgery and organ transplants.
Other projects were focused on evaluating the utility of the CMS AccuProbe for certain clinical indications within its cleared fields of use. Subject to the agreement of both parties, additional projects may be undertaken with respect to the Company's Solutions and AccuProbe system.

         In August 1991, the Company entered into a Research Project Agreement with the SUNY, pursuant to which SUNY conducted research at its Center for Cryobiological Research in Binghamton, New York, with respect to the Solutions. The Company had agreed to fund SUNY with at least $363,675 to conduct research under this agreement, all of which had been expended through June 30, 1995. This agreement had been extended, by amendment, to August 31, 1995, and was renewed at that time for a one year term with no monetary commitment by the Company.


MARKETS AND MARKETING

         The Company currently markets its AccuProbe system to hospitals, surgeons, and radiologists through its own sales department, as well as through two regional distributors in the United States. During the fiscal year ended June 30, 1995, the Company entered into distribution agreements with distributors in Canada, South Korea, Taiwan, and Republic of China and is currently reviewing other opportunities. In addition, in November 1994, the Company entered into a distribution agreement with B&K Medical, A/S, of Copenhagen, Denmark. Under this agreement, B&K Medical, A/S, will distribute the CMS AccuProbe cryosurgical system in seventeen European and Scandinavian countries. The Company may also arrange with other third parties to market or distribute this or other products in the United States or other countries.

         The Company expends significant resources educating surgeons and healthcare professionals in formal training programs as to the uses and benefits of the Company's AccuProbe system in cryosurgery through both in-house educational seminars and practical applications outside the Company's training facility.

         Sales of the AccuProbe are increasingly affected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by some potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe system. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe for urological cryosurgery. No national payment guidelines for such surgery have yet been established by either Medicare's Health Care Financing Administration ("HCFA") or by the National Blue Cross and Blue Shield Association. Therefore, insurer's reimbursement decisions are made on an insurer-by-insurer or case-by-case basis. While payments received by customers vary significantly by region and insurer, widespread formal reimbursement acceptance has yet to be achieved. When insurance coverage is not available, patients may either elect to pay for treatment themselves or undergo traditional therapies which are covered by their insurers. The Company cannot predict if or when national coverage guidelines from Medicare and Blue Cross and Blue Shield will be instituted for this form of surgery. The uncertainty and added efforts required for the Company's customers or potential customers to secure payment has constrained sales and utilization of AccuProbe systems to a large degree and may continue to do so until formal national coverage guidelines are established. There can be no assurance that such guidelines will be established or, if established, that reimbursement will be sufficient to encourage use of the AccuProbe System by hospitals and physicians. Recently, the American Urological Association ("AUA") reversed a previous position by the organization classifying cryosurgery in the field of urology as an experimental or investigational type surgery. The AUA now terms the use of cryosurgery in urology as "one of the methods of management of adenocarcinoma of the prostate." All references to the procedure as experimental and investigational have been removed. This new position by the AUA may have positive influence on the Company's efforts towards reimbursement, but there can be no assurance in this regard.


MANUFACTURING

          The Company's manufacturing operations are conducted at its facilities in Rockville, Maryland, and consist primarily of the purchase and quality control of materials, components and subassemblies, and the final assembly and testing of products including CMS AccuProbe systems, single-use probes and other accessory products. The Company presently uses third party vendors to manufacture certain parts and subassemblies of the AccuProbe system,
single-use probes and other accessory products.   While the typical lead time
required for suppliers varies depending upon the components, the quantity required, and other factors, the lead times in some cases can be as long as three months. However, because the Company typically purchases components in advance in anticipation of future orders, the Company is generally able to deliver AccuProbe systems within 30 days of its receipt of an order, and single-use probes and other accessory products immediately upon receipt of an order.

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





GOVERNMENTAL REGULATION

         The development, testing, manufacturing processes, recordkeeping and reporting and marketing of the AccuProbe, the Solutions, and related instrumentation are regulated by the United States Food and Drug Administration (the "FDA") pursuant to the federal Food, Drug and Cosmetic ("FD&C") Act and in some instances, the Public Health Service ("PHS") Act, and similar health authorities in foreign countries. Product testing and marketing requires regulatory review and clearance or approval by the FDA. Companies producing FDA-regulated products also are subject to FDA inspection of records and manufacturing practices. Non-compliance with applicable requirements of the FDA or other government authorities can result in various administrative and legal remedies including fines, recalls, product seizure, injunction, import or export restrictions, refusal by FDA to approve product applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

         In April 1991, the FDA accepted the Company's 510(k) premarket notification for the AccuProbe, thus allowing commercial marketing of the product. Any significant change or modification in the device could require additional review and clearance by the FDA. The nature and extent of regulation may differ with respect to other of the Company's products. Currently the testing and regulatory approval process usually takes at least several years and requires the expenditure of substantial resources, for which the Company may seek third party funding for some products. There can be no assurance that regulatory approvals or clearances will be obtained for any of the intended applications of the Company's proposed technologies once developed or that the FDA will not impose additional post-marketing requirements.

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

      On April 1, 1994, the Company submitted an Investigational Device Exemption ("IDE") application for the Warmer containing the results of laboratory and other preclinical data and a proposed study protocol. On May 2, 1994, the Company received conditional approval from the FDA for the IDE and began a clinical study to determine the Warmer's ability to maintain normal urethral temperatures during general urological cryosurgeries.

      On June 23, 1995, the Company submitted a new 510(k) application for the Warmer, designating the Warmer as an "accessory" to the previously cleared AccuProbe or other cryosurgical devices for use in general urological procedures. On September 12, 1995, the FDA responded to the application with a request for additional information regarding certain technical and design specifications, test results, and labeling. Subsequently, in October 1995 the Company received 510(k) marketing clearance from the FDA for the Warmer and began marketing the product in the United States.

      The Company previously received FDA 510(k) premarket clearance for its AccuProbe and will continue to market it in accordance therewith in the fields currently cleared by FDA including: dermatology, general surgery, neurosurgery, thoracic surgery, ENT, gynecology, oncology, proctology, and urology.

      On August 2, 1995, the Company submitted to the FDA (510(k) premarket notification of two new models of the AccuProbe system. These represent evolutionary advances of the presently marketed AccuProbe, incorporating numerous technical refinements and improvements to facilitate improved manufacturability and serviceability. In December 1995, the Company received 510(k) marketing approval from the FDA for the new models of the AccuProbe system.

      On March 31, 1994, the Company received a warning letter from the FDA concerning promotional materials for the AccuProbe system cryosurgical device. The letter stated that FDA "has determined that these materials contain statements, suggestions, and implications which are misleading because they promote the product beyond its intended use." The Company does not believe the FDA's position to be appropriate or practical. However, the Company agreed to modify its promotional materials in order to be in compliance with the Agency's request. The Company does not believe that the modifications to its promotional materials will have a significant long term impact on future sales of the AccuProbe system. The Company will continue to market the AccuProbe in the fields indicated by its 510(k) and physicians may continue to utilize the AccuProbe for cryosurgery as they deem appropriate for their patients in their practice of medicine.

      The Company's AccuProbe is considered a medical device by the FDA. Because the AccuProbe is considered substantially equivalent to prior devices, the 510(k) premarket notification for the AccuProbe system was cleared by the FDA.

      In the event the Company intends to test clinically, produce or market the Solutions, safety standards and mandatory premarketing review and approval procedures established by the FDA for drugs, medical devices, and biologicals must be satisfied. In general, manufacturers must prove a product is safe and effective. Drugs must obtain approval by means of a New Drug Application ("NDA"), biologicals by means of a Product License Application ("PLA") and Establishment License Application ("ELA"), and medical devices must obtain a marketing clearance or, for this product more likely, a Premarket Approval ("PMA"). The inability to obtain, or delays in obtaining, such approvals or clearances would materially adversely affect the Company's ability to commence marketing any products of its technology which may be developed.

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

      In April and June 1996, the FDA performed a General Manufacturing Practices ("GMP") audit at the Company's manufacturing facility. The Company received a warning letter from the FDA for several deficiencies related to GMP for Medical Devices Regulations, as specified in Table 21, Code of Federal Regulations (CFR), Part 820. The Company responded to the warning letter in full within the stated time frame. On September 20, 1996 the Company received correspondence stating the Company had "adequately addressed their concerns stated in the Warning Letter."

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

      In August 1990, a United States patent was issued with respect to the Company's proprietary cryoprobe technology. Two United States and two foreign patent applications for the Company's AccuProbe system and component parts issued into patents during 1993 and 1994. Corresponding applications in several foreign countries have been allowed or have already been patented. One additional U. S. patent application has issued and two other U. S. patent applications have been allowed during 1995 for other aspects and components of the Company's AccuProbe system while several other patent applications have been filed during 1995 or otherwise remain pending in the United States and abroad.

      In May 1990, a United States patent was issued with respect to the first generation Solutions, and the methods of use thereof. In April 1995, a United States patent issued with respect to the second generation Solutions, and methods of use thereof. A related U. S. application was filed during 1994 and a United States patent issued in May 1996. Corresponding foreign applications were filed during the fiscal year ended June 30, 1996. The Company's Hypothermosol federal trademark application was allowed in 1995 and the registration was issued in May 1996. Hypothermosol is the name under which the Company will market, the Solutions products, if they are successfully developed.

      In total the Company owns ten issued U. S. patents and seven issued or allowed foreign patents. At least one additional pending U. S. patent application has been allowed or has been found to contain patentable subject matter.

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

      With respect to the CMS AccuProbe, the Company faces competition from other firms engaged in the business of developing or marketing cryosurgical devices. The Company is aware that such devices used to freeze tissue have been available for at least 20 years, although with limited market acceptance. Engaged in the business of developing, manufacturing and marketing of instruments used to freeze tissue are Endocare Incorporated and Frigitronics
Incorporated, American companies;   a German company, Erbe Incorporated and
Cryogenic Technology LTD., an English company, currently in receivership, whose products are marketed by Candela Laser Corporation, an American company. The AccuProbe also competes with other techniques for destroying diseased tissue.

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





EMPLOYEES

      The Company's business is highly dependent upon its ability to attract and retain qualified scientific, technical and management personnel. The Company had 51 full-time employees at June 30, 1996, including five executive officers, seven employees in research and development, 15 in operations (engineering and manufacturing), 13 in sales and marketing, seven in field service, and four in finance and administration. The Company has also retained three individuals as consultants. Two of the consultants and six of the employees of the Company are Ph.D.s or M.D.s. Although there is intense competition for qualified personnel in the Company's industry, the Company has not experienced a problem to date in recruiting or retaining qualified scientific and management personnel. The Company is not a party to any collective bargaining agreement.


ITEM 2.  PROPERTIES

      The Company's administrative, manufacturing and research and development facilities consist of approximately 28,800 square feet located in Rockville, Maryland. The Company rents these facilities under a five year lease commencing in May 1995. Rental expense for facilities for the year ended June 30, 1996 totaled $369,349. At June 30, 1996, the monthly rental was $31,830. The Company believes that the current facilities are adequate for current needs and would be adequate for sales at approximately twice the level experienced in the year ended June 30, 1996.


ITEM 3.  LEGAL PROCEEDINGS

      No legal proceedings are required to be reported under this Item.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 1996.

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

                                                                                   Price Range
                                                                                   -----------
                                                             High                                     Low
                                                             ----                                     ---
          Fiscal Year Ended June 30, 1995
          -------------------------------

          1st Quarter                                        4 11/16                                  2 1/16
          2nd Quarter                                        4 1/4                                    3
          3rd Quarter                                        3 11/16                                  2 7/8
          4th Quarter                                        3 1/2                                    2

          Fiscal Year Ended June 30, 1996
          -------------------------------

          1st Quarter                                        3 5/8                                    2 1/8
          2nd Quarter                                        3 3/8                                    2
          3rd Quarter                                        2 7/16                                   1 5/8
          4th Quarter                                        3 5/16                                   2

HOLDERS

As of September 19, 1996, there were 1,215 holders of record of the Common
Stock.


DIVIDEND HISTORY AND POLICY

          The Company has never paid cash dividends on its Common Stock and does not anticipate that any cash dividends will be paid for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

          The selected consolidated financial data presented below for the fiscal years ended June 30, 1996, 1995, 1994, 1993 and 1992, have been derived from the Company's consolidated financial statements, which were audited by Deloitte & Touche LLP, Independent Public Accountants. This data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                                        Year Ended June 30,
                                                 ------------------------------------------------------------

                                                             (In Thousands, Except Per Share Data)


                                                   1996         1995          1994        1993         1992
                                                 --------     --------      --------     -------     --------
 Statement of Operations Data:


   Total Revenues                                 $ 6,844       $13,594     $13,438     $ 5,876    $     -

   Gross Profit (Loss)                              3,080         7,832       6,310       1,029         (198)

   Loss from Operations                            (3,414)       (1,812)     (2,658)     (6,837)      (5,027)

   Net Loss                                        (3,404)       (2,231)     (2,637)     (6,588)      (4,750)

 Per Share Data:

   Net Income (Loss) Per Share                      (0.13)       (0.09)       (0.12)      (0.29)       (0.26)

 Balance Sheet Data (end of period):

   Working Capital                                  2,533        3,776        5,116       4,975       11,609

   Total Assets                                     5,814        8,403        9,106       8,353       12,971

   Long Term Notes Payable and
     Capital Lease Obligations                          5           23           31          11           14

   Accumulated Deficit                             25,655       22,250       20,020      17,383       10,794

   Stockholders' Equity                             2,849        3,982        5,323       5,642       12,038

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


FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

          Sales and other revenues for the fiscal year ended June 30, 1996 totaled $6,843,950, compared to revenues of $13,594,186 for the prior fiscal year. The decreased revenue results from a decline in the number of AccuProbe(R) systems sold and fewer procedures performed using single-use AccuProbe accessories due primarily to lack of formal Medicare reimbursement for urologic cryosurgery.

          Sales of the AccuProbe are affected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe System. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe for urological cryosurgery. Currently Medicare considers urological cryosurgical procedures to be investigational and excludes such procedures from reimbursement, although Medicare carriers may pay for such procedures if the carriers decide that the use of the AccuProbe is appropriate for the patients involved. No national payment guidelines for such surgery have yet been established by either Medicare's Health Care Financing Administration ("HCFA") or by the National Blue Cross and Blue Shield Association. Therefore, insurer's reimbursement decisions are made on an insurer-by-insurer or case-by-case basis. While payments received by customers vary significantly by region and insurer, widespread formal reimbursement acceptance has yet to be achieved. When insurance coverage is not available, patients may either elect to pay for cryosurgical procedures themselves or undergo traditional therapies which are covered by their insurers. The Company cannot predict if or when national coverage guidelines for Medicare, Blue Cross and Blue Shield or any other insurance carriers will be instituted for this form of surgery. The uncertainty and added efforts required for the Company's customers to secure payment are impacting sales growth and utilization of AccuProbe Systems and, may continue to do so unless and until formal national coverage guidelines are established. In this respect, the number of single-use probes sold in the year ended June 30, 1996 decreased 39% compared with the number of probes sold in the prior fiscal year. In addition, the cumulative number of systems sold since the introduction of the AccuProbe increased only 14% from 122 at June 30, 1995 to 139 at June 30, 1996. The Company believes such a reduced rate of AccuProbe System sales and probe usage is likely due to the lack of uniform medical insurance reimbursement policies. Changes in probe inventories maintained by hospitals using AccuProbe Systems may influence the rate of sales of single-use probes, but the Company is usually not aware of such changes in hospital probe inventories.

          In view of the operating losses suffered by the Company and the level of the Company's current liquid resources (see "Liquidity and Capital Resources" below), commencing in May 1995 and continuing throughout fiscal 1996, the Company undertook certain actions to reduce expense levels. Such actions include staff reductions, a reduction in the amount of leased office space, reductions in the levels of research grants to outside facilities and reductions in other overhead expenses. The goal of these cost reduction measures is to reduce operating expenses to a level whereby the Company can achieve operating profits and a positive cash flow from operations, for which there can be no assurance of achieving.

          Gross profits for the year ended June 30, 1996 totaled $3,079,828 or 45% of sales, compared to $7,832,188 or 58% of sales in the prior fiscal year. Gross profits as a percentage of sales in fiscal 1996 ranged from a low of 45% of sales in the quarter ended June 30, 1996 to a high of 56% of sales in the quarter ended December 31, 1995. Gross profits as a percent of sales decreased during fiscal 1996 as the number of AccuProbe Systems sold declined. The Company can give no assurance that there will be a stabilization in gross profits as a percent of sales during the year ending June 30, 1997.

          Research and development expenses for the fiscal year ended June 30, 1996 totaled $1,484,042, a reduction of $1,415,644 (49%) compared to $2,899,686
for the prior fiscal year.   This decrease was primarily due to staff
reductions and reductions in the levels of research grants.

          Sales and marketing expenses totaled $2,439,636 in the fiscal year ended June 30, 1996, a reduction of $1,283,532 (35%) compared to $3,723,168 in the prior fiscal year. This reduction was primarily as a result of decreased staffing and a reduced participation at marketing and trade shows.

          General and administrative expenses for the fiscal year ended June 30, 1996 totaled $2,570,604, a reduction of $450,262 (15%) compared to
$3,020,866 in the prior fiscal year. This reduction was due to staff reductions and reduced professional and consultants fees.

          As a result of the decreased gross profits, due to significantly lower revenues, and offset in part by reduced costs and expenses in all departments, the Company sustained an increased net loss of $3,404,247 for the year ended June 30, 1996 compared to a net loss of $2,230,725 in the prior fiscal year.


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

          In view of the operating losses suffered by the Company and the level of the Company's current liquid resources as described above , in May 1995 the Company commenced certain actions to reduce expense levels.

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


LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1996, the Company had cash, cash equivalents, and short-term investments totaling $1,355,942 and working capital of $2,533,029, as compared to $1,217,693 and $3,775,893, respectively, at June 30, 1995. The Company's working capital position decreased from June 30, 1995 due primarily to the net loss of $3,404,247 sustained by the Company for the year ended June 30, 1996, which was offset in part by the net proceeds of $1,910,000 obtained from the execution of a Reg "S" equity placement.

          On October 2, 1996, subsequent to the fiscal year end June 30, 1996, the Company received $1,924,935 of net proceeds related to a convertible Preferred Stock sale to several foreign investors. According to the terms of the convertible Series D Preferred Stock, investors may convert one-third of their shares into Common Stock forty days subsequent to the October 1, 1996 closing date at a conversion rate determined equal to 82.5% of the average closing bid prices for five days immediately preceding the date the holder notifies the Company of their intention to convert preferred shares into common shares (the "Conversion Formula"). Investors may convert an additional one-third of the Series D Preferred Stock into Common Stock seventy-five days after the Closing Date, and the balance thereof may be converted into shares of Common Stock one hundred days after the Closing Date in each case utilizing the Conversion Formula. Any share of Series D Preferred Stock outstanding on October 2, 1998 shall automatically be converted into Common Stock.

          On January 17, 1996, the Company received $1,910,000 of net proceeds related to a convertible Preferred Stock sale to several foreign investors. According to the terms of the Series C Preferred Stock, investors could convert 50% of their shares into Common Stock forty days subsequent to the January 16, 1996 closing at a conversion rate determined by the average closing bid prices for five days immediately preceding the date the holder notifies the Company of their intention to convert preferred shares into common shares (the average of such closing bid prices being referred to as "average bid price"). If the average bid price was $2.00 or less, then the conversion price would equal 82.5% of the average bid price. If the average bid price was $2.01 or more, the conversion price would equal 80% of the average bid price. Investors could convert the balance of their Preferred Stock into Common Stock seventy-five days after the closing. Any shares of the convertible Preferred Stock outstanding on January 16, 1997 would automatically be converted into Common Stock. On March 13, 1996, 684,914 shares of Common Stock of the Company were issued in accordance with the terms of the offering. On April 8, 1996 and May 23, 1996, respectively, 618,308 and 29,411 shares of Common Stock were issued to investors completing the conversion of all of the shares of Series C Preferred Stock issued.

          Capital expenditures for leasehold improvements, furniture and equipment totaled $60,447 in the year ended June 30, 1996, compared to $317,240 in the prior fiscal year and $218,612 in the fiscal year ended June 30, 1994. The Company has budgeted $55,000 for additional equipment and furniture in the year ending December 31, 1996.

          The Company expects to incur expenditures over the next 12 months related to research, development, manufacturing and testing of its products, and for sales and marketing efforts and other operating expenses. The Company's management assumes that fiscal 1997 sales may be less than the level experienced in fiscal 1996 and 1995 and believes that its current cash and working capital position will be sufficient to fund the operations of the Company for 12 months, dependent, in part, on the level of sales and marketing activity engaged in by the Company and the amounts of research funded by the Company. However, the Company expects to reduce expenditures if necessary and to pursue various forms of short term financing to supplement working capital during fiscal 1997 and possibly additional equity financing. Except for the proceeds from the sale of its products, the Company has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                           CRYOMEDICAL SCIENCES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page Number
                                                                                                 -----------
Report of Independent Public Accountants                                                              18

Consolidated Balance Sheets                                                                           19

Consolidated Statements of Operations                                                                 20

Consolidated Statements of Cash Flows                                                                 21

Consolidated Statements of Changes in Stockholders' Equity                                            22

Notes to Consolidated Financial Statements                                                            23

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
   Cryomedical Sciences, Inc.
Rockville, MD

We have audited the accompanying consolidated balance sheets of Cryomedical Sciences, Inc. and Subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cryomedical Sciences, Inc. and Subsidiary at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Washington, D.C.
October 4, 1996

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1995
--------------------------------------------------------------------------------

ASSETS                                                                 June 30, 1996            June 30, 1995
------                                                                 -------------            -------------
CURRENT ASSETS:
    Cash and cash equivalents                                            $ 1,250,871              $ 1,117,383
    Short-term investments                                                   105,071                  100,310
    Receivables - net of allowance for doubtful accounts
      of $48,304 and $78,209                                               1,566,064                3,178,032
    Inventories                                                            1,990,548                2,628,532
    Prepaid expenses and other                                               187,269                  297,984
                                                                         -----------              -----------

                 Total current assets                                      5,099,823                7,322,241

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Less accumulated
    depreciation and amortization of $1,408,503 and $1,010,209               695,065                1,061,935

OTHER ASSETS                                                                  18,727                   18,727
                                                                         -----------              -----------

                                                                         $ 5,813,615              $ 8,402,903
                                                                         ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                  1,635,140              $ 2,096,696
    Accrued settlement of stockholder class action suit                      -                        100,000
    Accrued vacation                                                         120,233                  177,831
    Customer deposits                                                         10,000                   50,000
    Deferred revenue                                                          58,823                   -
    Warranty reserves                                                        100,000                  248,000
    Extended warranties - current                                            624,575                  842,738
    Current portion of capital lease obligations and notes payable            18,023                   31,083
                                                                         -----------              -----------

                 Total current liabilities                                 2,566,794                3,546,348

EXTENDED WARRANTIES                                                          231,212                  848,286
DEFERRED RENT                                                                161,546                    3,690
CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE,
  net of current portion                                                       4,632                   22,654
                                                                         -----------              -----------

                 Total liabilities                                         2,964,184                4,420,978
                                                                         -----------              -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $ .001; authorized,
       9,379,000 shares; issued and outstanding, none                         -                        -
    Common stock, par value $ .001; authorized,
       50,000,000 shares; issued and outstanding,
       26,873,026 and 24,845,631 shares                                       26,873                   24,846
    Additional paid-in capital                                            28,520,203               26,248,915
    Accumulated deficit                                                  (25,654,612)             (22,250,365)
    Notes receivable from officers, including
       accrued interest                                                      (43,033)                 (41,471)
                                                                         -----------              -----------

                 Total stockholders' equity                                2,849,431                3,981,925
                                                                         ------------             -----------

                                                                         $ 5,813,615              $ 8,402,903
                                                                         ===========              ===========
See notes to consolidated financial statements.

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                  Year Ended               Year Ended             Year Ended
                                                June 30, 1996            June 30, 1995          June 30, 1994
                                                -------------            -------------          -------------
 REVENUES:

           Product Sales                        $  5,652,403             $ 11,775,112           $ 12,685,536

           Services and Other                      1,191,547                1,819,074                752,958
                                                ------------             ------------           ------------
 TOTAL REVENUES                                 $  6,843,950             $ 13,594,186           $ 13,438,494


 COST OF SALES:

           Product Sales                           3,131,440                4,959,675              6,379,351

           Services and Other                        632,682                  802,323                749,346
                                                ------------             ------------           ------------

 TOTAL COST OF SALES                               3,764,122                5,761,998              7,128,697
                                                ------------             ------------           ------------

 GROSS PROFIT                                      3,079,828                7,832,188              6,309,797
                                                ------------             ------------           ------------
 OPERATING EXPENSES:

           Research and development                1,484,042                2,899,686              2,506,349

           Sales and marketing                     2,439,636                3,723,168              3,444,153

           General and administrative              2,570,604                3,020,866              3,017,306
                                                ------------             ------------           ------------

 TOTAL OPERATING EXPENSES                          6,494,282                9,643,720              8,967,808
                                                ------------             ------------           ------------
 OPERATING LOSS                                   (3,414,454)              (1,811,532)            (2,658,011)
 SETTLEMENT OF STOCKHOLDER
            CLASS ACTION SUIT                         -                      (450,000)                -

 INTEREST INCOME, NET OF
            INTEREST EXPENSE                          10,207                   30,807                 21,209
                                                ------------             ------------           ------------
 NET LOSS                                        $(3,404,247)            $ (2,230,725)          $ (2,636,802)
                                                 ===========             ============           ============

 WEIGHTED AVERAGE COMMON
           SHARES OUTSTANDING                     25,277,944               24,705,564             22,795,088
                                                ============             ============            ===========



 NET LOSS PER SHARE                             $      (0.13)            $      (0.09)          $      (0.12)
                                                ============             ============           ============



See notes to consolidated financial statements.

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       Year Ended          Year Ended            Year Ended
                                                                      June 30, 1996      June 30, 1995          June 30, 1994
                                                                      -------------      -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                     $ (3,404,247)        $ (2,230,725)        $ (2,636,802)
                                                                      ------------         ------------         ------------
         Adjustments to reconcile net loss to
             net cash provided by (used in) operating activities:
             Depreciation and amortization                                 398,294              425,804              337,368
             (Decrease) increase in warranty reserves                     (148,000)               2,200              (36,200)
             Write-off of accounts receivable                               -                    72,827              126,607
             Write-off of fixed assets                                       29,023             -                    -
             Settlement cost for
                stockholder class action suit                               -                   450,000               -
             (Gain) loss on disposal of fixed assets                        -                      (210)              10,696
         Changes in assets and liabilities:
             Decrease (increase) in receivables                          1,611,968             (279,660)            (504,021)
             Decrease (increase) in inventories                            637,984             (497,243)            (869,424)
             Decrease (increase) in prepaid expenses and other assets      110,715               (6,953)            (151,001)
             (Decrease) increase in accounts payable,
                accrued expenses, accrued vacation, and deferred rent     (433,557)             282,817              234,269
             Decrease in customer deposits                                 (40,000)             (10,000)             (40,000)
             (Decrease) increase in extended warranties                   (835,237)             248,903              887,812
                                                                      ------------         ------------         ------------


             Total Adjustments                                           1,331,190              688,485               (3,894)
                                                                      ------------         ------------         ------------

NET CASH USED IN OPERATING ACTIVITIES                                   (2,073,057)          (1,542,240)          (2,640,696)
                                                                      ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of short-term investments                                 -                  (100,310)             (97,424)
         (Reinvestment) maturities of short-term investments                (4,761)              97,424            1,094,548
         Purchase of equipment                                             (60,447)            (317,240)            (218,612)
                                                                      ------------         ------------         ------------

NET CASH (USED IN) PROVIDED BY
         INVESTING ACTIVITIES                                              (65,208)            (320,126)             778,512
                                                                      ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes receivable from officers                         (1,562)              (1,875)              (1,875)
         Exercise of Employee Stock Options                                326,304               -                    -
         Common stock issued for cash                                    1,910,000              111,042              122,140
         Issuance of shares for employee stock purchase plan                37,011               -                    -
         Increase (decrease) in notes payable                               -                    14,125               (6,208)
         Common stock issuance costs                                        -                    -                   (38,565)
         Exercise of "A" warrants                                           -                    -                   312,500
         Exercise of "B" warrants                                           -                    -                   500,000
         Exercise of private placement Unit Purchase Options                -                    -                   121,500
         Exercise of Unit Purchase Options and
           underlying Class A and Class B Warrants                          -                   429,990            1,302,375
                                                                      -------------        ------------          -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                2,271,753              553,282            2,311,867
                                                                      ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       133,488           (1,309,084)             449,683

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,117,383            2,426,467            1,976,784
                                                                      ------------         ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  1,250,871         $  1,117,383         $  2,426,467
                                                                      ============         ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest                                       $     15,392         $     22,690         $     13,482
                                                                      ============         ============         ============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
         Capitalization of inventories into plant and equipment       $    -               $     89,484         $     99,286
                                                                      ============         ============         ============
         Equipment purchased under financing                          $    -               $     45,914         $     32,000
                                                                      ============         ============         ============



See notes to consolidated financial statements.

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                             Common Stock                Convertible Preferred Stock
                                             ------------                ---------------------------                   Notes
                                                             Additional                                              Receivable
                                     Number of                Paid-In      Number of                 Accumulated       from
                                      Shares        Amount    Capital        Shares     Amount         Deficit        Officers
                                     --------       ------  -----------  -------------  ------      -------------    ----------
Balance, July 1, 1993 . . . . . . . . 22,486,509    22,487   23,040,292           -             -    (17,382,838)      (37,721)

Exercise of warrants,
  net of offering costs . . . . . . .     62,000        62      119,086           -             -              -             -

Exercise of Class "A" Warrants,
  net of offering costs . . . . . . .    250,000       250      300,183           -             -              -             -

Exercise of Class "B" Warrants,
  net of offering costs . . . . . . .    250,000       250      487,683           -             -              -             -

Exercise of Private Placement
  Unit Purchase Options,
  net of offering costs . . . . . . .     81,000        81       77,010           -             -              -             -

Conversion of 9% Series A
  redeemable convertible preferred
  stock at $.50 per share, net of
  offering costs  . . . . . . . . . .     81,000        81       36,510           -             -              -             -

Concurrent exercise of Unit Purchase
  Options and underlying Class A
  and Class B Warrants, net of
  offering costs                       1,216,500     1,216    1,297,538           -             -              -             -


Interest on loan to officer . . . . .         -          -           -            -             -              -        (1,875)

Net loss  . . . . . . . . . . . . . .         -          -           -            -             -     (2,636,802)            -
                                      ----------   -------  -----------  ----------   -----------  -------------  ------------

Balance, June 30, 1994  . . . . . . . 24,427,009    24,427   25,358,302           -             -    (20,019,640)      (39,596)

Exercise of warrants  . . . . . . . .     88,000        88       81,772           -             -              -             -

Exercise of stock options . . . . . .     25,200        25        1,575           -             -              -             -

Employee Stock Purchase Plan  . . . .     14,422        15       27,567           -             -              -             -

Exercise of Unit Purchase Options and
  all underlying Class A and Class B
  Warrants  . . . . . . . . . . . . .    291,000       291      429,699           -             -              -             -

Interest on loan to officer . . . . .         -          -           -            -             -              -        (1,875)

Increase from settlement
  of stockholder class action suit  .          -         -      350,000           -             -              -             -

Net loss  . . . . . . . . . . . . . .          -         -                        -             -     (2,230,725)            -
                                      ----------   -------  -----------  ----------   -----------  ------------   ------------

Balance, June 30, 1995  . . . . . . . 24,845,631   $24,846  $26,248,915           -             -   $(22,250,365)     $(41,471)

Exercise of stock options . . . . . .    503,134       503      325,801           -             -              -             -

Employee Stock Purchase Plan  . . . .     16,079        16       36,995           -             -              -             -

Reg "S" offering of Convertible
  Preferred Stock net of offering
  costs                                        -         -           -    1,332,633     1,910,000              -             -

Conversion of Convertible Preferred
  Stock from Reg "S" offering . . . .  1,332,633     1,333    1,908,667  (1,332,633)   (1,910,000)             -             -

Shareholder suit settlement . . . . .    175,549       175         (175)          -             -              -             -

Interest on loan to officer . . . . .          -         -                        -             -              -        (1,562)

Net loss  . . . . . . . . . . . . . .          -         -                        -             -     (3,404,247)            -
                                      ----------   -------  -----------  ----------   -----------  -------------  ------------

Balance, June 30, 1996  . . . . . . . 26,873,026   $26,873  $28,520,203           -             -   $(25,654,612)    $ (43,033)
                                      ==========   =======  ===========  ==========   ===========  =============  ============

See notes to consolidated financial statements.

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1996, 1995, AND 1994
--------------------------------------------------------------------------------


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

         CMS was organized November 5, 1987, as a Delaware corporation. Since inception and through June 30, 1992, the Company was a development stage company which did not generate any operating revenues and incurred cumulative losses of $9,861,102. In July 1992, the Company began generating revenue from the sale of its products. Management intends to fund operations including future research and development, primarily through the proceeds from sales of the Company's products and through other forms of financing.


2.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include the accounts of Cryomedical Sciences, Inc., and its wholly owned subsidiary Cryo Instruments, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Net Loss Per Share - Net loss per share is based on the weighted average number of common shares outstanding during the years ended June 30, 1996, 1995, and 1994. No effect has been given to unexercised stock options and warrants because the effect would be antidilutive.

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

         Revenue Recognition - The Company receives revenue both from sales of products and from extended warranties. The Company generally recognizes revenue related to the sales of its products, primarily its cryosurgical systems and disposable probes, at the time of shipment. Revenue from extended warranties is deferred and recognized on a straight-line basis over the warranty contract periods. Sales to one major customer in the years ended June 30, 1996, 1995 and 1994 were $355,388, $886,664 and $2,910,827, respectively.

         Warranties - The Company generally warrants its cryosurgical systems for one year. The estimated cost to repair or replace systems under warranty is provided by charges to cost of sales in the period in which the related revenue is recognized.

         Research and Development Costs - Research and development costs are expensed as incurred.

         Income Taxes - The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes". Under SFAS No. 109 deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities, and financial reporting amounts, based upon enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recent Accounting Pronouncements - During 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", which is effective for years beginning after December 15, 1995. This statement requires footnote disclosure of the proforma impact on net income (loss) and earnings (loss) per share of the compensation costs that would have been recognized if the fair value of all stock based awards was recorded in the income statement. The disclosure provisions of this statement will be adopted during the year ended June 30, 1997.

         Reclassifications - Certain reclassifications of the prior year financial statements have been made to conform to the 1996 presentation.


3.       SHORT-TERM INVESTMENTS

         Short-term investments at June 30, 1996 and 1995 consist of interest-bearing certificates of deposit.


4.       INVENTORIES

         Inventories consist of the following:
                                                                        June 30, 1996            June 30, 1995
                                                                        -------------            -------------
         Raw materials and purchased parts                              $  838,531               $1,296,445
         Work in process                                                   340,798                  628,302
         Finished goods                                                    737,596                  789,090
         Consignment inventory                                             253,623                   53,706
                                                                        ----------               ----------
                                                                         2,170,548                2,767,543

         Less reserves                                                    (180,000)               (139,011)
                                                                        ----------               ---------
                                                                        $1,990,548               $2,628,532
                                                                        ==========               ==========

         During the year, the Company reduced the inventory reserve approximately $120,000 related to the reworking of Warmers and accessories after the FDA's clearance for marketing of the Warmers. In addition, the Company increased the inventory reserve by approximately $160,000 reflecting an estimate for the potential obsolescence of a portion of the existing probe stock due to technological improvements in the probe.


5.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements consist of the following:

                                                                        June 30, 1996           June 30, 1995
                                                                        -------------           -------------
         Leasehold improvements                                        $   201,521              $  222,922
         Furniture and office equipment                                    754,545                 710,664
         Manufacturing and other equipment                               1,147,502               1,138,558
                                                                       -----------              ----------
                                                                         2,103,568               2,072,144
         Less accumulated
           depreciation and amortization                                (1,408,503)             (1,010,209)
                                                                       -----------              ----------

                                                                       $   695,065              $1,061,935
                                                                       ===========              ==========

         Furniture and office equipment includes assets under capital leases of $77,914 less accumulated amortization of $46,175 at June 30, 1996.


6.       INCOME TAXES

         The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred tax assets and liabilities are as follows:

                                                                June 30, 1996            June 30, 1995
                                                                -------------            -------------
         Accrued vacation                                        $   39,046              $   68,678
         Warranty reserve                                            41,000                  95,778
         Extended warranties                                        350,873                 653,074
         Inventory obsolescence reserve                              73,800                  53,686
         Depreciation                                               (29,713)                (36,499)
         Tax loss carryforward                                    7,377,546               7,051,997
         R&D credit                                                 784,482                 639,533
         Settlement of stockholder class action suit                 -                      173,790
         Accrued severance                                           51,751                  -
         Allowance for bad debt                                      19,805                  -
         Deferred rent                                               66,234                  -
         Other                                                       (1,537)                 (2,713)
         Less: valuation allowance                               (8,773,287)             (8,697,534)
                                                                  ----------             ----------

         Net deferred                                            $   -                   $     -
                                                                 ===========             ==========


         The Company has not realized any taxable income since its inception and as of June 30, 1996, has net operating loss carryforwards for both federal and state tax purposes approximately as follows:

              Year of                     Federal
             Expiration                   and State
             ----------                   ---------
                2003                    $    76,000
                2004                        472,000
                2005                      1,747,000
                2006                      2,205,000
                2007                      4,820,000
                2008                      5,893,000
                2009                      1,433,000
                2010                      1,562,000
                2011                      3,490,000
                                        -----------
                                        $21,698,000
                                        ===========


         The Company has research and development tax credit carryforwards of approximately $20,000 expiring in 2004, $42,000 expiring in 2005, $88,000 expiring in 2006, $125,000 expiring in 2007, $150,000 expiring in 2008, $114,000 expiring in 2009, $100,000 expiring in 2010 and
         $100,000 expiring in 2011.

         In the event of a significant change in the ownership of the Company, the utilization of such loss carryforwards could be substantially limited.


7.       STOCKHOLDERS' EQUITY

         Common Stock - In December 1989, the Company completed an underwritten public offering of 1,150,000 Units consisting of 5,750,000 shares of Common Stock and 5,750,000 Redeemable Class A Warrants. Each Class A Warrant entitled the registered holder to purchase one share of Common Stock and one Redeemable Class B Warrant through November 21, 1994. Each Class B Warrant entitled the registered holder to purchase one share of Common Stock through November 21, 1994. Both Class A and Class B Warrants were subject to redemption by the Company at $.05 per warrant under certain conditions.

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

         On January 17, 1996, the Company received $1,910,000 of net proceeds related to a convertible Preferred Stock sale to several foreign investors. According to the terms of the Series C Preferred Stock, investors could convert 50% of their shares into Common Stock forty days subsequent to the January 16, 1996 closing at a conversion rate determined by the average closing bid prices for five days immediately preceding the date the holder notifies the Company of their intention to convert preferred shares into common shares (the average of such closing bid prices being referred to as "average bid price"). If the average bid price was $2.00 or less, then the conversion price would equal 82.5% of the average bid price. If the average bid price was $2.01 or more, the conversion price would equal 80% of the average bid price. Investors could convert the balance of their Preferred Stock into Common Stock seventy-five days after the closing. Any shares of the convertible Preferred Stock outstanding on January 16, 1997 would automatically be converted into Common Stock. On March 13, 1996, 684,914 shares of Common Stock of the Company were issued in accordance with the terms of the offering. On April 8, 1996 and May 23, 1996, respectively, 618,308 and 29,411 shares of Common Stock were issued to investors completing the conversion of all of the shares of Series C Preferred Stock issued.

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

         The Company has granted warrants at an exercise price per share equal to the market price of the stock on the date of grant to members of the Company's Scientific Advisory Board and to consultants and others who have provided, or will provide, services to the Company. In general, one-half of the granted warrants may be exercised from the date of grant and, in the event that the recipient continues to serve as a member of the Scientific Advisory Board, one-half may be exercised after one year of service.

         The Company has also granted warrants to consultants and others who have provided, or will provide, services to the Company, at an exercise price per share equal to the market price of the Common Stock on the date of grant. The terms of such warrants have ranged from three to five years with various vesting arrangements (see Note 10 regarding warrants granted to a director).

         The following table summarizes warrant activity for each of the three years in the period ended June 30, 1996 with respect to warrants granted to Scientific Advisory Board members and consultants (excluding warrants granted to a director of the Company in connection with consulting services. See Note 10):

                                                            Number
                                                         of Warrants            Price  Per Share
                                                         -----------           ------------------
                    Balance, July 1, 1993                   299,000              0.75  -      9.25
                    Granted                                  82,000             2.625  -     4.125
                    Exercised                               (62,000)                   1.97
                    Lapsed                                  (55,000)                   1.97
                                                          ----------

                    Balance, June 30, 1994                  264,000              0.75  -      9.25
                    Granted                                  -                         -
                    Exercised                               (88,000)             0.75  -      1.97
                    Lapsed                                  (24,000)                   9.25
                                                          ---------
                    Balance, June 30, 1995                  152,000            $2.125  -      8.75
                    Granted                                    -                       -
                    Exercised                                  -                       -
                    Lapsed                                 (   -   )                   -

                    Balance, June 30, 1996                   152,000           $2.125  -      8.75
                                                          ==========

                    Warrants exercisable
                      at June 30, 1996                       145,000           $2.125   -     8.75
                                                          ==========


         Stock Options - The Company has adopted a stock option plan for issuance of options to employees, directors and consultants of the Company. The options may be designated incentive or non-incentive, as determined by the Board of Directors, and incentive options may not be granted at less than the fair market value of the underlying shares at date of grant, as determined by the Board of Directors. The plan provides that all options granted shall be exercisable during a period within ten years from the date of grant, subject to certain restrictions. At June 30, 1996, 158,916 shares were available for future grants under the stock option plan.

         The following table summarizes plan activity for each of the three years in the period ended June 30, 1996:

                                          Number of                 Price
                                          Options                 per Share
                                       -------------              ---------
    Balance, July 1, 1993                1,362,734                 0.05  -  11.75
    Granted                                815,500                 2.13  -  5.75
    Exercised                              -                            -
    Cancelled                             (264,000)                3.00  -   9.625
                                         ---------

    Balance, June 30, 1994               1,914,234                 0.05  -  11.75
    Granted                                 49,800                 2.75  -  3.563
    Exercised                              (25,200)                0.05  -  1.75
    Cancelled                              (73,600)               3.375  -  8.25
                                         ---------

    Balance, June 30, 1995               1,865,234                 0.05  -  11.75
    Granted                                884,450                1.688  -  2.938
    Exercised                             (503,134)                0.05  -  2.125
    Cancelled                             (314,900)               2.125  -  11.75
                                         ---------

    Balance, June 30, 1996               1,931,650
                                         =========

    Options exercisable
    at June 30, 1994                       911,538                $0.05  -  11.75
                                         =========

    Options exercisable
    at June 30, 1995                     1,266,434                $0.05  -  11.75
                                         =========

    Options exercisable
    at June 30, 1996                       784,600               $1.688  -  9.250
                                         =========


    In August 1993 the Board of Directors approved the 1993 Employee Stock Purchase Plan which was subsequently approved by the stockholders of the Company on January 31, 1994. The Plan allows substantially all non-executive employees of the Company to purchase Common Stock upon exercise of options granted. The options are exercisable at of the fair market value of the Common Stock at either the date of grant or exercise price, whichever is lower. The Plan was implemented on July 1, 1994. Purchases under the Plan are subject to certain limitations and may not exceed 250,000 shares during the term of the Plan which expires on June 30, 1997. A total of 16,079 shares were purchased by employees during the year ended June 30, 1996 on two separate occasions. The issue dates for the year ended June 30, 1996, were July 3, 1995 and January 3, 1996, in which certificates representing 8,552 and 7,527 shares of Common Stock of the Company were purchased by employees at $2.0187 and $1.8859 per share respectively.

    Stockholder Rights Plan - On August 21, 1995, the Board of Directors of Cryomedical Sciences, Inc. declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock for stockholders of record on September 11, 1995. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series B Junior Preferred Stock, par value $.001 per share (the "Preferred Shares"), of the Company at a price of $10.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will be exercisable (i) 10 days following a public announcement that a person or group acquires beneficial ownership of 20% or more of the outstanding Common Stock of the Company (an "Acquiring Person"), or (ii) 10 business days (or later as determined by the Board of Directors) following the commencement of, or an announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of the outstanding Common Stock of the Company (the earlier of such dates being called the "Distribution Date"). Until a Right is exercised, the holder thereof will have no rights as a stockholder of the Company. Until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the Common Stock.

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


8.  EMPLOYEE BENEFIT PLAN

    The Company established a 401(k) savings plan effective as of July 1, 1992 covering all eligible employees. Company contributions are discretionary and none were made in the years ended June 30, 1996, 1995 and 1994. The Company incurred $6,189, $7,347 and $5,848 of plan administration expenses in the years ended June 30, 1996, 1995 and 1994, respectively.


9.  RELATED PARTY TRANSACTIONS

    In January 1993, the Company entered into an employment agreement with the former President to continue his employment as President and Chief Executive Officer. Of the 560,000 shares of Common Stock of the Company that the former President had received in November 1989 pursuant to his original employment agreement, 373,334 shares remained subject to forfeiture. Under the new employment agreement, these 373,334 shares were exchanged for a non-incentive stock option, granted to the former President, to purchase 373,334 shares of Common Stock at a price of $.05 per share, which option may be exercised in whole or in part commencing July 14, 1993 until its expiration date in January 1998. The option was exercised with respect to 25,000 shares in February 1995.

    In May 1994, the former President and Chief Executive Officer borrowed $25,000 from the Company, evidenced by a promissory note and secured by 20,000 shares of Common Stock of the Company. The President borrowed an additional $10,000 in August 1994. Each of the loans was for a period of one year with interest at the rate of 7.5% per annum. In April 1995 each of the loans was extended for an additional one year term.

    Over the months of April, May and June 1996 the former President and Chief Executive Officer exercised options to purchase a total of 448,334 shares of Common Stock of the Company. Over this period, options to purchase 348,334 shares were exercised at $0.05 per share and 100,000 shares were exercised at $2.125 per share.

    On May 7, 1996 the Company announced that the President and CEO had resigned. The severance package associated with this officer's resignation included a payout of $216,000 which has been expensed in the year ended June 30, 1996. Under the terms of the agreement, the former President and Chief Executive Officer's indebtedness to the Company totalling $55,800 will be deducted from the proceeds of the consulting payout. The final terms of the agreement included the maintenance in full force and effect of the Proprietary Information and Invention Agreement between the former officer of the Company and the Non-Competition section of the former officer's Employment Agreement.

    In May 1993, the Vice President, Research and Development exercised options to purchase 20,000 shares of Common Stock of the Company. Under the terms of his employment contract, the Vice

    President, Research and Development, borrowed funds from the Company to exercise the options, evidenced by a promissory note secured by the shares. The loan is for a period of five years with interest at the rate of 5% per annum.

    In August 1993, in connection with the execution of a three-year consulting agreement, the Company granted a Director warrants to purchase 25,000 shares of Common Stock at $5.75 per share. The warrants lapse after five years and in the event the Director continues to provide consulting services to the Company, one-third may be exercised after one year, an additional one-third may be exercised at the end of the second year, and an additional one-third may be exercised at the end of the third year.

    In October 1995, in connection with a limited period consulting agreement, the Company granted a Director options to purchase an aggregate of 20,000 shares in eight individual grants at an exercise price per share ranging from $1.688 to $2.938.

    On May 24, 1996 a new President and Chief Executive Officer commenced his employment with the Company by signing an employment agreement through December 1999, which agreement included a grant of non-incentive stock options to purchase 750,000 shares of Common Stock at a price of $2.1875 per share. These options vest evenly over five years, commencing one year from employment.

    The Company paid consulting fees to three stockholders for consulting services. For the years ended June 30, 1996, 1995 and 1994, these fees totaled $128,655, $89,900 and $159,833, respectively.

    The Company paid $77,735, $104,046 and $103,986 of legal fees in the years ended June 30, 1996, 1995 and 1994, respectively, to a law firm in which a director and stockholder of the Company is a partner.


10. COMMITMENTS AND CONTINGENCIES

    Since 1987, the Vice President, Research and Development of the Company, has also been a Professor and the Director of the Center for Cryobiological Research at State University of New York at Binghamton ("SUNY"). In October 1993, the Company entered into an agreement with SUNY pursuant to which SUNY released the Company's Vice President, Research and Development from undergraduate teaching responsibilities for the year ended June 30, 1994 in return for reimbursements totaling $39,000 for the fiscal year.
    The Company entered into similar agreements with SUNY for the years ending June 30, 1995 and 1996 in return for annual reimbursement totaling $39,000.

    The Company has funded research grants to various hospitals and individuals to conduct research, develop new medical procedures, or compile clinical data in connection with the use of AccuProbe Systems purchased from the Company. The following table summarizes the research grant activity to customers for each of the three years in the period ended June 30, 1996:

                         Year                          Number                     Aggregate
                         Ended                     of Research                    Value of
                        June 30,                      Grants                     Grants ($)
                        --------                 ---------------                 ----------
                          1994                             3                       127,000
                          1995                            15                       549,000
                          1996                             2                        47,225

    The Company is obligated by employee agreements over varying terms of one to five years for a total of $1,328,255.

    The Company rents office, lab, and manufacturing facilities under a five-year lease. The Company partially occupied these facilities in May 1991 and fully occupied the facilities in November 1991; the five year term of the lease commenced when the facilities were completed and fully occupied. The lease was amended in August 1991, February 1992, December 1992, July 1993 and October 1993 to add additional space. The Company negotiated a new five-year lease in May 1995, which included a reduction in the amount of leased office space. This lease superseded the previous lease and amendments. The new lease was amended on July 1, 1995 to include additional unimproved storage space. In June 1996, the Company, with the permission of its landlord, released a portion of the rental space occupied by its administrative offices. This space was leased by the landlord to an unrelated third-party tenant. The Company is currently paying a one dollar per square foot charge for this released portion of space for the remainder of its lease.

         Future minimum lease payments for facilities and equipment at June 30, 1996, are as follows:

                    Fiscal Years                   Operating                      Capital
                  Ending June 30,                   Leases                        Leases
                  ---------------                 ----------                     --------
                        1997                         348,349                      20,102
                        1998                         348,408                       4,666
                        1999                         351,751                           0
                        2000                         301,554                           0
                        2001                               0                           0
                                                  ----------                    --------
                                                  $1,350,062                      24,768
                                                  ==========
                 Less interest expense                                            (2,173)
                                                                                --------
                 Capital lease obligation at June 30, 1996                      $ 22,595
                                                                                ========

         Rental expenses for facilities and equipment for the years ended June 30, 1996, 1995, and 1994 totaled $568,331, $527,402 and $506,065, respectively.


11.      SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

         During the quarter ended June 30, 1996, the Company accrued certain costs totalling $89,715 related to the termination of a business agreement with a vendor. During the fourth quarter of 1996, the Company incurred a onetime expense of $137,180 relating to a lease charge it is paying to its landlord for the space the Company formerly occupied and is now currently leased to an unrelated third party. A portion of this expense also represents a one-time charge relating to surplus space. Lastly, the Company accrued $119,360 for the anticipated pay back of reduced employees' salaries.


12.      SUBSEQUENT EVENTS

         On October 2, 1996, subsequent to the fiscal year end June 30, 1996, the Company received $1,924,935 of net proceeds related to a convertible Preferred Stock sale to several foreign investors. According to the terms of the convertible Series D Preferred Stock, investors may convert one-third of their shares into Common Stock forty days subsequent to the October 1, 1996 closing date at a conversion rate determined equal to 82.5% of the average closing bid prices for five days immediately preceding the date the holder notifies the Company of their intention to convert preferred shares into common shares (the "Conversion Formula"). Investors may convert an additional one-third of the Series D Preferred Stock into Common Stock seventy-five days after the Closing Date, and the balance thereof may be converted into shares of Common Stock one hundred days after the Closing Date in each case utilizing the Conversion Formula. Any share of Series D Preferred Stock outstanding on October 2, 1998 shall automatically be converted into Common Stock.


                                  * * * * * *

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None



                                    PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

                                                                             Position and Offices
Name                                                   Age                     With the Company
----                                                   ---                   --------------------
Richard J. Reinhart, Ph.D.                              55                   President, Chief Executive Officer
                                                                             and Director

John G. Baust, Ph.D.                                    53                   Senior Vice President
                                                                             and Chief Scientific Officer

Alan F. Rich                                            43                   Vice President,
                                                                             Sales and Marketing

William A. Zenner                                       49                   Vice President,
                                                                             Manufacturing

Howard S. Breslow                                       57                   Director, Secretary

Sam Carl                                                65                   Director

J. Donald Hill                                          64                   Director

Robert A. Schoellhorn                                   68                   Director

Henry T. Pietraszek                                     49                   Director

         Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by them:

         Richard J. Reinhart, Ph.D., has been President, Chief Executive Officer and a director of the Company since May 1996. From 1994 to 1996, Dr. Reinhart was a consultant to Medical Resources, Inc., a diagnostic imaging company, while also working with several other health care companies. From 1988 to 1994, Dr. Reinhart was Managing Director for Medical Resources, Inc. From 1981 through 1988, Dr. Reinhart was Chief Executive Officer of several small entrepreneurial medical device and instrumentation companies. From 1969 to 1981, Dr. Reinhart was employed by Roche Medical Electronics (a subsidiary of Hoffman La Roche) where, after serving in several senior management positions, he became President and Chief Executive Officer in 1978.

         John G. Baust, Ph.D., has been Senior Vice President of the Company since January 1995, Chief Scientific Officer since August 1993, served as Vice President, Research and Development, of the Company from July 1990 to January 1995, and served as a consultant to the Company from April 1990 to July 1990. Since 1987, Dr. Baust has also been a Professor and the Director of the Center for Cryobiological Research at State University of New York at Binghamton, and since July 1994, Dr. Baust has also been Adjunct Professor of Surgery, Medical College of Pennsylvania. From 1984 to 1987, he was a Professor and the Director of the Institute of Low Temperature Biology at the University of Houston.

         Alan Rich has been Vice President, Sales and Marketing, of the Company since March 1994. Mr. Rich joined the Company in May 1992 as a regional sales manager. From 1987 to May 1992, Mr. Rich was employed as Luminary

Accounts Manager by Spacelabs, Inc., a publicly-held corporation engaged in the development, manufacture and marketing of patient monitoring systems.

         William A. Zenner has been Vice President, Manufacturing of the Company since October 1995. Mr. Zenner joined the Company as Director of Field Engineering in January 1992. From 1982 to 1992, Mr. Zenner was employed by Roche Diagnostic Systems, Inc., a biomedical corporation engaged in medical diagnostics.

         Howard S. Breslow has served as a director of the Company since July 1988. He has been a practicing attorney in New York City for more than 29 years and is a member of the law firm of Breslow & Walker, New York, New York, which firm serves as general counsel to the Company. Mr. Breslow currently serves as a director of Excel Technology, Inc., a publicly-held company engaged in the development and sale of laser products; FIND/SVP, Inc., a publicly-held company engaged in the development and marketing of information services and products; Vikonics, Inc., a publicly-held company engaged in the design and sale of computer-based security systems; and Lucille Farms, Inc., a publicly-held company engaged in the manufacture and marketing of dairy products.

         Sam Carl has been a director of the Company since January 1990. For more than the past five years, Mr. Carl has been a private investor and the owner of a seat on the Chicago Mercantile Exchange.

         J. Donald Hill has been a director of the Company since November 1995. Mr. Hill was a consultant to the Company from 1992 to 1995. He currently serves as Chairman and Chief Executive Officer of Excel Technology, Inc., a manufacturer of laser products and systems, where he has been employed since 1992. From January 1991 to October 1991, Mr. Hill was the Chief Executive Officer of Medstone International, and Corporate Secretary and Director of CytoCare, Inc., companies engaged in the development of medical therapy devices. From 1988 to 1990, Mr. Hill was Director of Corporate Finance at Weeden & Company, a securities firm. Mr. Hill also served as Vice Chairman of First Affiliated Securities, Inc. and as General Partner of Loeb, Rhoades and Company, also securities firms.

         Robert A. Schoellhorn has been a director of the Company since September 1992. Since June 1994, Mr. Schoellhorn has been the owner of Marathon Coach, Inc., a privately held manufacturer of luxury motor coaches. Since August 1990, Mr. Schoellhorn has been retired from Abbott Laboratories, a publicly-held corporation engaged in the discovery, development, manufacture and sale of a broad and diversified line of human health care products and services. From 1973 to August 1990, Mr. Schoellhorn was employed by Abbott Laboratories, including as Chairman of the Board (1981 to March 1990), Chief Executive Officer (1979 to January 1990) and President (1976 to 1981). Mr. Schoellhorn currently serves as a director of SunPharm Corporation, a publicly held company engaged in the development of small molecule pharmaceutical products; and First Community Bank of the Desert in Southern California.

         Henry T. Pietraszek has served as a director of the Company since April 1995. Since January 1996, Mr. Pietraszek has been President of DMS Corporation, a privately-held medical diagnostic marketing firm in Naples, Florida. Mr. Pietraszek was President and Chief Executive Officer of BioStar, Inc., a privately held medical diagnostic company in Boulder, Colorado, from March 1994 to August 1995. From 1986 to 1994, Mr. Pietraszek served as the President and Chief Executive Officer of TAP Pharmaceuticals, a joint venture between Abbott Laboratories and Takeda Chemical Industries of Japan.

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

         The Company is not aware of any late filings of, or failures to file, during the fiscal year ended June 30, 1996, the reports required by Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's former Chief Executive Officer, current Chief Executive

Officer and to each of the Company's executive officers who received salary, commission and bonus payments in excess of $100,000 during the fiscal year ended June 30, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                                                      --------------------------------------
                                            Annual Compensation                  Awards              Payouts
                                      ------------------------------- --------------------------  ----------
                                                                      Restricted
                                                        Other Annual     Stock         Options/      LTIP       All Other
Name and Principal            Fiscal  Salary    Bonus   Compensation    Award(s)         SARs       Payouts    Compensation
    Positions                  Year   ($) (1)    ($)         ($)           ($)         (#) (2)        ($)          ($)
------------------           -------  -------   -----    -----------  ------------    -----------  --------    -------------
J. J. Finkelstein              1996    149,464      -         -           -                 -          -          216,000  (4)
  Former President,            1995    166,893      -         -           -                 -          -           -
  Chief Executive              1994    162,036      -         -           -              200,000       -           -
  Officer and Director (3)

Richard J. Reinhart, Ph.D.     1996      9,712 (6)  - (7)     -           -              750,000       -           -
  Current President, Chief     -           -        -         -           -                 -          -           -
  Executive Officer and        -           -        -         -           -                 -          -           -
  Director (5)

John G. Baust, Ph.D.           1996    108,646      -         -           -                 -          -           -
  Senior Vice                  1995    104,429      -         -           -                 -          -            9,243  (8)
  President, Research          1994    108,927      -         -           -               50,000       -            8,234  (8)
  and Development

Alan F. Rich                   1996     87,600      -      66,015 (9)
  Vice President,              1995     94,417      -     132,596(10)                       -          -           -
  Sales and Marketing          1994     76,667      -     158,818(11)     -              100,000       -           -

----------------

  (1) Salaries for fiscal years 1995 and 1996 reflect 10% salary reductions for executive officers of the Company commencing April 1, 1995. Such salary reductions were reinstated in July 1996.

  (2)       Options to acquire shares of Common Stock.

  (3)       Mr. Finkelstein's employment with the Company ceased in May 1996.

  (4) Consists of a twelve month severance agreement between Mr. Finkelstein and the Company which commenced June 1, 1996.

  (5)       Dr. Reinhart's employment with the Company commenced in May 1996.

  (6) Dr. Reinhart was paid $9,712 by the Company during fiscal year 1996. Dr. Reinhart's annual salary is $150,000 per year.

  (7) Dr. Reinhart's contract contains a potential bonus provision based upon a "percentage of pretax profits of the Company." For the remainder of calendar 1996 (June 1 - December 31, 1996), his bonus potential is ten percent of the Company's pretax profit.

  (8) Consists of Company contributions to Dr. Baust's retirement account at State University of New York at Binghamton in accordance with the employment agreement between Dr. Baust and the Company.

  (9) Consists of $60,015 of commissions and a $6,000 automobile allowance.

 (10) Consists of $126,846 of commissions and a $5,750 automobile allowance.

 (11) Consists of $153,618 of commissions and a $5,200 automobile allowance.


                           COMPENSATION OF DIRECTORS

         Through June 1996, the Company compensated outside directors for their service in such capacity at an annual fee of $5,000 plus $1,000 for each Board meeting attended and $500 for each committee meeting attended. Effective July 1996 through December 1996, the Company has determined it will compensate each outside director $500 for each Board meeting attended and $500 for each committee meeting attended, with additional compensation for outside directors currently under review. In addition to such cash compensation, in June 1994 three of the Company's outside directors (Messrs. Breslow, Carl and Schoellhorn) were each granted non-incentive options to purchase 50,000 shares of Common Stock at an exercise price of $2.125 per share and in April 1995, Mr. Pietraszek was granted non-incentive options to purchase 25,000 shares of Common Stock at an exercise price of $3.00 per share. In November 1995, Mr. Hill was granted non-incentive options to purchase 25,000 shares of Common Stock at an exercise price of $2.938 per share. During the period October 1995 through May 1996, Mr. Pietraszek was granted 2,500 non-incentive options per month at an exercise price ranging from $1.688 to $2.938.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides information related to stock options granted to each of the named executive officers during fiscal 1996.

                                                                                          Potential Realizable Value
                                                                                            At Assumed Annual Rates
                                                                                         of Stock Price Appreciation
                            Individual Grants                                                For Option Term (1)
---------------------------------------------------------------------------------------  ---------------------------
                                       % of Total
                      Options/        Options/SARs
                        SARs            Granted to     Exercise or
                      Granted          Employees in    Base Price
          Name         ( #)  (2)       Fiscal Year      ($/Share)       Expiration Date      5% ($)      10%  ($)
 ------------------- -------------    -------------   ---------------   ---------------    -----------   ---------
J.J. Finkelstein            -                 -                             -                 -

Richard J. Reinhart, Ph.D. 750,000 (3)      84.8%        2.1875          May 23, 2006      557,969       1,265,842

John G. Baust, Ph.D.        -                 -                             -                 -

Alan F. Rich                -                 -                             -                 -

--------------
(1) The potential realizable value portion of the foregoing table illustrates value that might be received upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment.

(2) Options to acquire shares of Common Stock.

(3) Options are exercisable in their entirety in May 2002, six years after the date of grant.

            AGGREGATED OPTION/SAR EXERCISES DURING FISCAL YEAR 1996
                     AND FISCAL YEAR END OPTION/SAR VALUES

The following table provides information related to options exercised by each of the named executive officers during the 1996 fiscal year and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

                                                                                                   Value of Unexercised
                                                                Number of Unexercised                 In-the-Money
                                                                    Options/SARs                      Options/SARS
                                                                at  Fiscal Year End (#)          at Fiscal Year End ($) (2)
                                                           -----------------------------    ----------------------------------
                         Shares Acquired     Value
   Name                   On Exercise (#) Realized ($) (1)  Exercisable   Unexercisable       Exercisable      Unexercisable
----------               ---------------- --------------   ------------   --------------    --------------   -----------------
J.J. Finkelstein (3)        448,334 (4)      $875,779                -             -                 -              -

Richard J. Reinhart, Ph.D. (5)   -              -                    -       750,000                 -              -

John G. Baust, Ph.D.             -              -              280,000        50,000            78,000          3,125

Alan F. Rich                     -              -               75,000        55,000                 -              -

----------------------------------

(1) Value realized is calculated on the basis of the difference between the option exercise price and the fair market value of the Common Stock on the date of exercise.

(2) The closing price for the Company's Common Stock as reported on the NASDAQ National Market System on June 30, 1996 was $2.1875. Value is calculated on the basis of the difference between the option exercise price and $2.1875 multiplied by the number of shares of Common Stock underlying the option.

(3)  Mr. Finkelstein's employment with the Company ceased in May 1996.

(4) The exercise price per share with respect to 348,334 of the shares was $0.05 and with respect to 100,000 of the shares was $2.125; the closing prices of the Common Stock on the dates of exercise ranged from $2.0000 to $2.4375.

(5)  Dr. Reinhart's employment with the Company commenced in May 1996.

----------------------------------

Employment Agreements

     On May 5, 1996 Mr. Finkelstein resigned as the President and Chief Executive Officer of the Company. In accordance with Mr. Finkelstein's resignation, the Company agreed to pay him $216,000 representing one year's salary (as per Mr. Finkelstein's prior employment agreement) less approximately $56,000 which was owned to the Company by Mr. Finkelstein at the time of his departure. The payments of the $216,000 will be made over 12 months and will culminate in June 1997. The Company has accrued the full amount of Mr. Finkelstein's severance in the year ended June 30, 1996.

     In May 1996, the Company and Richard J. Reinhart, Ph.D. entered into an employment agreement through December 31, 1999 pursuant to which Dr. Reinhart was employed as President, Chief Executive Officer and a director of the Company. In accordance to his employment agreement, Dr. Reinhart was granted options to purchase 750,000 shares of Common Stock at an exercise price of $2.1875 per share pursuant to the Company's 1988 Stock Option Plan. The option vests one-fifth each year, for five years, commencing one year from employment. At June 30, 1996, Dr. Reinhart's salary was $150,000, and in addition to base salary, Dr. Reinhart is entitled to a bonus based upon a percentage of "pretax profits of the Company." Such bonus ranges from 10% for the period ended December 31, 1996 to 3% for 2001. In the event the term of the employment agreement is terminated due to Dr. Reinhart's resignation from the Company with the written consent of the Board, or for a reason other than death, disability, discharge for cause or resignation without the written consent of the Board, or if at the end of any one-year period the employment agreement is not renewed for any reason other than death, disability, discharge for cause or resignation with the consent of the Board, the Company is required to pay Dr. Reinhart as follows: (a) if such termination occurs within the first six months of the Employment Period, Dr. Reinhart shall be entitled to receive the salary due him up to the date of termination and (b) if termination occurs after the initial six months, Dr. Reinhart shall be entitled to the salary due him for (i) the balance of his Employment Period, (ii) a period of two and a half years, or
(iii) until subsequently employed, whichever is sooner.

     In July 1990, the Company and John G. Baust, Ph.D. entered into a three year employment agreement (as amended in December 1991 and July 1993), automatically renewable for additional one year periods (absent notice to the contrary by either party). At June 30, 1996, Dr. Baust's annual salary was $109,060. The agreement provides that Dr. Baust shall retain his affiliation with the State University of New York at Binghamton, where he is the Director of the Center for Cryobiological Research. For the year ended June 30, 1996, the Company entered into an agreement with the Department of Biological Sciences of the State University of New York at Binghamton ("SUNY") under which agreement SUNY released Dr. Baust from undergraduate teaching responsibilities reimbursement totaling $39,000 for the fiscal year. In accordance with the employment agreement, in July 1990, Dr. Baust was granted an option to purchase an aggregate of 200,000 shares of Common Stock at $1.875 per share pursuant to the Company's 1988 Stock Option Plan. The option vested one-third each year for three years, commencing one year from the date of the agreement. Among other things, the employment agreement also provided for the Company to loan to Dr. Baust the funds required for the exercise of the options at the time of exercise. Such loans would be for terms of five years, accrue interest at a rate of 5% per annum and be secured by shares obtained from the option exercise. In accordance with the terms of the agreement, in May 1993 the Company lent $37,500 to Dr. Baust to exercise options to purchase 20,000 shares of Common Stock.

     Alan F. Rich joined the Company in May 1992 as a regional sales manager. On March 1, 1994, the Company and Mr. Rich entered into a one year employment agreement, automatically renewable for additional one year periods (absent notice to the contrary by either party), pursuant to which Mr. Rich is employed as Vice President, Sales and Marketing, of the Company. At June 30, 1996, Mr. Rich's annual salary was $98,000, which salary is to increase each year to the extent of any cost of living increases based upon the Consumer Price Index increase for the immediate preceding year. In addition, Mr. Rich is entitled to commissions of up to 1% of the sales revenue of the Company. In accordance with the employment agreement, in March 1994, Mr. Rich was granted options to purchase 100,000 shares of Common Stock at $3.125 per share pursuant to the Company's 1988 Stock Option Plan. The options vest with respect to 20,000 shares after one year, an additional 25,000 shares after two years, an additional 25,000 shares after three years, and an additional 30,000 shares after four years.

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


SCIENTIFIC ADVISORY BOARD;  CONSULTANTS

     The Company currently has six scientific advisory board members who have agreed to advise the Company from time to time with respect to technological matters in fields in which the Company is involved. Pursuant to agreements between the Company and each of the advisory board members (except Dr. Meryman, who has not executed an agreement), each advisor was granted warrants to purchase 12,000 shares of Common Stock at the fair market value at the date of grant (except for the Chairman, Dr. Julian Bailes, whose warrants were for 25,000 shares) and is entitled to a fee of $750 for each advisory board meeting attended, plus reimbursement for out-of-pocket expenses. In addition to the warrants granted upon commencement of scientific advisory board membership, Dr. Cohen was granted warrants to purchase 45,000 additional shares for his service during the fiscal year ended June 30, 1994, as a Scientific Advisory Board member and as a consultant, and Dr. Taylor was granted warrants to purchase 13,000 for his services as a consultant. At June 30, 1996, warrants to purchase 287,000 shares of Common Stock held by scientific advisory board members had been exercised, warrants to purchase 114,000 shares of Common Stock had expired and warrants to purchase 152,000 shares were outstanding.

     The members of the Company's scientific advisory board are as follows:

     Julian E. Bailes, M.D., is Chief, Cerebral Vascular Surgery, Allegheny General Hospital in Pittsburgh, Pennsylvania and Associate Professor of Neurosurgery at the Medical College of Pennsylvania. Dr. Bailes is currently serving as Chairman of the Company's scientific advisory board.

     Jeffrey K. Cohen, M.D., is Director, Division of Urology, Allegheny General Hospital in Pittsburgh, Pennsylvania, and Associate Professor of Surgery, Allegheny University.

     Andrew A. Gage, M.D., is Medical Director of the Company.

     Hau C. Kwaan, M.D., Ph.D., is a Professor of Medicine at Northwestern University Medical School in Chicago, Illinois.

     Harold T. Meryman, M.D., is Program Director, Transfusion and Cryopreservation Research, Naval Medical Research Institute in Bethesda, Maryland.

     Michael J. Taylor, Ph.D, is a senior scientist and Director of the Cryobiology Research Program at Allegheny Singer Research Institute, Pittsburgh, Pennsylvania. Dr. Taylor is also Professor of Surgery (Neurosurgery) at Allegheny University of the Health Sciences.

     The Company has also obtained the services of consultants (one of whom, Dr. Cohen, is also a member of the scientific advisory board) to render advice with respect to various areas of the Company's research. Each of the consultants has entered into a one year consulting agreement with the Company, with automatic one year renewals (absent notice to the contrary by either party), and has either received warrants to purchase Common Stock or is entitled to cash compensation effective July 1996. Consultants related to the Solutions technology will be paid by the Company with monies secured by grants. There can be no assurance that the Company will continue to secure grant subsidized work in the future. No consultant has agreed to devote any specified amount of time to Company activities. The consultants of the Company (and the commencement dates of their consulting agreements) are as follows:

     Jeffrey K. Cohen, M.D. (December 1991), advises the Company with respect to its AccuProbe and related technology.

     Alan Nicoletta (January 1995), President of ACN International, a consulting firm specializing in medical technologies, advises the Company with respect to the use of the Solutions.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of June 30, 1996, certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all officers and directors of the Company as a group.

                                                            Amount and Nature of                    Percent
         Name (and Address of 5% Holder)                   Beneficial Ownership (1)                of Class
         -------------------------------                   ------------------------                --------
         Richard J. Reinhart  . . . . . . . . . . . .              750,000   (2)                     2.7%

         Howard S. Breslow  . . . . . . . . . . . . .              243,000   (3)                     *

         Sam Carl  . . . . . . . . . . .  . . . . . .              345,600   (3)                     1.3%

         J. Donald Hill . . . . . . . . . . . . . . .               50,000   (4)                     *

         Robert A. Schoellhorn  . . . . . . . . . . .              103,000   (5)                     *

         Henry T. Pietraszek  . . . . . . . . . . . .               45,000   (6)                     *

         D. H. Blair Investment Banking Corp. . . . .            1,840,950                           6.9%
         44 Wall Street, NY, NY 10005

         All officers and directors
          as a group (9 persons)  . . . . . . . . . .            2,070,452   (7)                     7.3%

         ---------------------------------------
         * Less than 1%

         (1) Unless otherwise indicated below, all shares are owned beneficially and of record.

         (2)  Includes an aggregate of 750,000 shares underlying stock options.

         (3)  Includes an aggregate of 75,000 shares underlying stock options.

         (4) Includes an aggregate of 50,000 shares underlying stock options and warrants.

         (5) Includes an aggregate of 100,000 shares underlying stock options and warrants.

         (6)  Includes an aggregate of 45,000 shares underlying stock options.

         (7) Includes an aggregate 1,259,100 shares underlying options which the Company has granted to the four executive officers of the Company and an aggregate of 345,000 shares underlying options and warrants granted to five directors of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, general counsel to the Company. Mr. Breslow currently owns 168,000 shares of Common Stock of the Company and holds options to purchase an aggregate of 75,000 additional shares pursuant to stock options issued to him in October 1991 and June 1994. During the year ended June 30, 1996, Breslow & Walker received legal fees of $77,735.

         In September 1992, in connection with a three-year consulting agreement, the Company granted to J. Donald Hill, a director of the Company, warrants to purchase 25,000 shares of Common Stock of the Company. The warrants lapse after five years, and in the event that Mr. Hill continues to provide consulting services to the Company, one-third may be exercised after one year, an additional one-third may be exercised at the end of the second year, and an additional one-third may be exercised at the end of the third year. In November 1995, Mr. Hill became a director of the Company, at which time he was granted 25,000 options to purchase shares of Common Stock of the Company.

         In May 1993, in accordance with the terms of the employment agreement between the Company and John G. Baust, Ph.D., Vice President, Research and Development of the Company, the Company loaned $37,500 to Dr. Baust which Dr. Baust utilized to exercise stock options to purchase 20,000 shares of Common Stock of the Company for $1.875 per share, or a total purchase price of $37,500. The loan is for a term of five years, accrues interest at the rate of 5% per annum, and is secured by the shares obtained by the option exercise. At June 30, 1996 Dr. Baust owed, inclusive of interest, $43,033 to the Company.

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


         During the period October 1995 through May 1996, pursuant to a limited period consultancy agreement, the Company granted Hank Pietraszek non-incentive options to purchase 2,500 shares of Common Stock per month at an exercise price ranging from $1.688 to $2.938 per share. In addition, the Company paid Mr. Pietraszek $13,000 for consulting services, per the agreement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


       (a)   The following documents are filed as part of this report:

              (1) Financial Statements

                  The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements on page 17.

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

  3 (a)             Certificate of Incorporation, as amended. (1)

    (b)             By-Laws(1), and amendment, dated March 19, 1990, thereto.(2)

  4 (a)             Specimen of Common Stock Certificate.(1)

    (b) Certificate of Designation of 9% Series A Redeemable Convertible Preferred Stock, as amended.(1)

10  (a)             Stock Option Plan, dated July 7, 1988, and amendment,
                    dated July 19, 1989.(1)

    (b)             Stockholders' Agreement and amendments.(1)

    (c)             Form of Scientific Advisory Board Member Agreement.(1)

    (d) Research Project Management Services Agreement, dated as of August 29, 1989, between the Company and Allegheny-Singer Research Institute,(1) and amendments thereto dated August 29, 1991(5), August 29, 1992(5), October 31, 1992(6), December 30, 1992(6), April 30,
                    1993(6), and July 1, 1993.(8)

    (e) Employment Agreement, dated as of July 15, 1990, between the Company and John G. Baust(2), as amended by letter agreement dated December 3, 1991,(5) and as amended July 14, 1993.(7)

    (f) Agreement, dated as of December 18, 1990, among the Company, Paul E. Segall, Hal Sternberg, Harold D. Waitz, Larry Cohen, Trans Time, Inc., BioTime, Inc., and Donna Cohen.(3)

    (g) Research Project Agreement, dated as of August 1, 1991, between the Company and Research Foundation of the State University of New York,(4) as amended by proposal letter dated August 20, 1992 (5) and acceptance letter dated September 3, 1992. (5)

    (h) Consulting and Proprietary Information Agreement dated as of December 1, 1991, between the Company and Dr. Jeffrey
                    K. Cohen. (5)

    (i) Consulting and Proprietary Information Agreement dated as of December 1, 1991, between the Company and Dr. Tse-Chao Hua. (5)

    (j) Loan and Pledge Agreement dated May 19, 1993, between the Company and John G. Baust, Ph.D.(6)

    (k) Promissory Note dated May 19, 1993, of John G. Baust, Ph.D., in favor of the Company.(6)

    (l) Employment Agreement, dated as of March 1, 1994, between the Company and Alan F. Rich.(7)

    (m) Lease Agreements, dated May 1, 1995, between Ward Corporation and the Company, and addendum thereto dated June 21, 1995, relating to the Company's executive offices, laboratory facilities and manufacturing facilities in Rockville, Maryland.(8)

    (n)             Memorandum of Understanding, Cryomedical Sciences, Inc.
                    securities litigation, dated as of September 15, 1995, between the Company and certain of its officers and directors and Plaintiffs in Cryomedical Sciences, Inc. Securities Litigation, C.A. No. AW 94-873 (D. Md.).(8)

    (o) Severance Agreement, dated as of May 30, 1996, between the Company and J. J. Finkelstein.

    (p) Employment Agreement, dated as of May 24, 1996, between the Company and Richard J. Reinhart, Ph.D.

21                  Cryo Instruments, Inc., a California corporation.

23                  Consent of Independent Auditors.

27                  Financial Data Schedule

    (b)             Reports on Form 8-K


----------------------

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

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CRYOMEDICAL SCIENCES, INC.


Date:     October     , 1996       By:   /s/Richard J. Reinhart
                                      ------------------------------------------
                                         Richard J. Reinhart, Ph.D.
                                         President and Chief Executive
                                         Officer (Principal Executive
                                         Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:     October     , 1996             /s/Richard J. Reinhart
                                      -----------------------------------------
                                         Richard J. Reinhart, Ph.D.
                                         Director


Date:     October     , 1996             /s/Howard S. Breslow
                                      -----------------------------------------
                                         Howard S. Breslow
                                         Director


Date:     October     , 1996             /s/Sam Carl
                                      -----------------------------------------
                                         Sam Carl
                                         Director


Date:     October     , 1996             /s/J. Donald Hill
                                      -----------------------------------------
                                         J. Donald Hill
                                         Director


Date:     October     , 1996             /s/Robert A. Schoellhorn
                                      -----------------------------------------
                                         Robert A. Schoellhorn
                                         Director


Date:     October     , 1996             /s/Henry T. Pietraszek
                                      -----------------------------------------
                                         Henry T. Pietraszek
                                         Director