Form 10-Q
period 1996-09-30
CRYOMEDICAL SCIENCES INC
filed 1996-11-14
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For The Quarterly Period Ended September 30, 1996             Commission File Number 0-18170
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


                               1300 Piccard Drive
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

26,880,050 shares of Cryomedical Sciences, Inc. common stock, par value $.001 per share, were outstanding as of November 1, 1996.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX


 Part I.     Financial Information                                                                     Page No.
                                                                                                       --------
             Item 1.   Financial Statements

                       Consolidated Balance Sheets at
                          September 30, 1996 and
                          June 30, 1996                                                                   3

                       Consolidated Statements of
                          Operations for the Three Months ended
                          September 30, 1996 and 1995.                                                    4

                       Consolidated Statements of
                          Cash Flows for the Three
                          Months ended September 30,
                          1996 and 1995.                                                                  5

                       Notes to Consolidated Condensed
                          Financial Statements                                                           6-7

             Item 2.   Management's Discussion and
                          Analysis of Financial Condition
                          and Results of Operations                                                      8-10


 Part II.    Other Information

             Item 6.   Exhibits and Reports on Form 8-K                                                  11


 Signatures                                                                                              12

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                        September 30,              June 30,
                                                                           1996                      1996
                                                                       -------------             ------------
                                                                        (Unaudited)
                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $ 2,533,808              $ 1,250,871
    Short-term investments                                                   105,071                  105,071
    Receivables - net of allowance for doubtful accounts
      of $40,385 and $48,304                                                 936,976                1,566,064
    Subscription receivable                                                  349,970                   -
    Inventories                                                            2,034,269                1,990,548
    Prepaid expenses and other                                               132,973                  187,269
                                                                         -----------              -----------

                 Total current assets                                      6,093,067                5,099,823

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Less accumulated
    depreciation and amortization of $1,494,055 and $1,408,503               694,457                  695,065

OTHER ASSETS                                                                  18,727                   18,727
                                                                         -----------              -----------

                                                                         $ 6,806,251              $ 5,813,615
                                                                         ===========              ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                $ 1,210,958              $ 1,635,140
    Accrued vacation                                                         105,898                  120,233
    Customer deposits                                                         24,119                   10,000
    Deferred revenue                                                          95,555                   58,823
    Warranty reserves                                                         61,000                  100,000
    Extended warranties - current                                            527,999                  624,575
    Current portion of capital lease obligations and notes payable            11,082                   18,023
                                                                         -----------             ------------

                 Total current liabilities                                 2,036,611                2,566,794

EXTENDED WARRANTIES                                                          136,026                  231,212
DEFERRED RENT                                                                157,980                  161,546
CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE,
  net of current portion                                                         956                    4,632
                                                                         -----------             ------------

                 Total liabilities                                         2,331,573                2,964,184
                                                                         -----------             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $ .001; authorized,
       9,378,800 shares; issued and outstanding, none                         -                         -
    Series D redeemable convertible preferred stock,
      Par value $.001, liquidation value $10,000 per share; authorized,
      200 and 0 shares; issued and outstanding, 196 and 0 shares           1,959,935                    -
    Common stock, par value $ .001; authorized,
       50,000,000 shares; issued and outstanding,
       26,880,050 and 26,873,026 shares                                       26,880                   26,873
    Additional paid-in capital                                            28,535,693               28,520,203
    Accumulated deficit                                                  (26,004,327)             (25,654,612)
    Notes receivable from officers, including accrued interest               (43,503)                 (43,033)
                                                                         -----------             ------------

                 Total stockholders' equity                                4,474,678                2,849,431
                                                                         -----------             ------------

                                                                         $ 6,806,251             $  5,813,615
                                                                         ===========             ============

See notes to consolidated financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                                     Three months ended
                                                                                        September 30,
                                                                     --------------------------------------------
                                                                            1996                       1995
                                                                     -----------------          -----------------
SALES & OTHER REVENUES                                                      954,106                    2,019,422

COST OF SALES                                                               471,787                      907,522
                                                                        -----------                  -----------

GROSS PROFIT                                                                482,319                    1,111,900
                                                                        -----------                  -----------

OPERATING EXPENSES:

         Research and development                                           258,968                      362,052

         Sales and marketing                                                274,642                      631,977

         General and administrative                                         300,699                      492,376
                                                                        -----------                  -----------

TOTAL OPERATING EXPENSES                                                    834,309                    1,486,405
                                                                        -----------                  -----------

OPERATING LOSS                                                             (351,990)                    (374,505)

INTEREST INCOME, net of interest
         expense                                                              2,275                        1,778
                                                                        -----------                  -----------

NET LOSS                                                                $  (349,715)                 $  (372,727)
                                                                        ===========                  ===========

WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                                              26,674,501                   24,854,064
                                                                        ===========                  ===========

NET LOSS PER SHARE                                                           $(0.01)                      $(0.01)
                                                                        ===========                  ===========



See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three months ended
                                                                                   September  30,
                                                                    -----------------------------------------
                                                                           1996                     1995
                                                                      --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                       $   (349,715)           $   (372,727)
                                                                        ------------            ------------

         Adjustments to reconcile net loss to
            net cash used in operating activities:
                 Decrease in warranty reserves                               (39,000)                (33,400)
                 Depreciation and amortization                               103,222                 108,601
                 Loss on disposal of fixed assets                              2,824                       -
         Changes in assets and liabilities:
                 Decrease in receivables                                     279,118                 771,022
                 Increase in inventories                                     (43,721)                 (8,564)
                 Decrease in prepaid expenses and other assets                54,296                  77,574
                 Decrease in accounts payable,
                   accrued expenses, and deferred rent                      (415,968)               (416,407)
                 Decrease in extended warranties                            (191,762)               (155,249)
                 Increase in customer deposits                                14,119                       -
                                                                        ------------            ------------


                          Total Adjustments                                 (236,872)                343,577
                                                                        ------------            ------------

NET CASH USED IN OPERATING ACTIVITIES                                       (586,587)                (29,150)
                                                                        ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment                                              (105,438)                (24,729)
                                                                                                ------------

NET CASH USED IN INVESTING ACTIVITIES                                       (105,438)                (24,729)
                                                                        ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes receivable from officers                             (470)                   (469)
         Preferred stock issued for cash                                   1,959,935                       -
         Issuance of shares for employee stock purchase plan                  15,498                  20,661
                                                                        ------------            ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  1,974,963                  20,192
                                                                        ------------            ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,282,937                 (33,687)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,250,871               1,117,383
                                                                        ------------            ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  2,533,808            $  1,083,696
                                                                        ============            ============

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest                                         $      3,362            $      5,483
                                                                        ============            ============


See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


A.       GENERAL

         Cryomedical Sciences, Inc. ("CMS") and its wholly owned subsidiary Cryo Instruments, Inc. ("CII"), collectively referred to as "the Company," is engaged in the research, development, manufacture and marketing of products for use in the field of low temperature medicine.

         The Consolidated Balance Sheet as of September 30, 1996, the Consolidated Statements of Operations for the three month periods ended September 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the three-month periods ended September 30, 1996 and 1995, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 1996 included in the Company's Form 10-K for the Year Ended June 30, 1996.

         The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results anticipated for the twenty-six week transition period ending December 29, 1996.

B.       NET LOSS PER SHARE

         Net loss per share is based on the weighted average number of common shares outstanding during the three month periods ended September 30, 1996 and 1995. No effect has been given to unexercised stock options or warrants because the effect would be antidilutive.

C.       CONTINGENCIES

         Prior to September 30, 1996, the Company secured $1,959,935 of financing related to a convertible Preferred Stock sale to one foreign individual and four foreign entities. As of September 30, 1996 the Company had received proceeds of $1,609,965 related to the Regulation "S" financing and the remaining $349,970 of the transaction was recorded as a subscription receivable. On October 1, 1996, subsequent to the quarter ended September 30, 1996, the Company received the outstanding $349,970 representing the subscription receivable. According to the terms of the convertible Series D Preferred Stock, investors may convert one-third of their shares into Common Stock forty days subsequent to the October 2, 1996 closing date at a conversion rate determined equal to 82.5% of the average closing bid prices for five days immediately preceding the date the holder notifies the Company of their intention to convert preferred shares into common shares (the "Conversion Formula"). Investors may convert an additional one-third of the Series D Preferred Stock into Common Stock seventy-five days after the Closing Date, and the balance thereof may be converted into shares of Common Stock one hundred days after the Closing Date in each case utilizing the Conversion Formula. Any share of Series D Preferred Stock outstanding on October 2, 1998 shall automatically be converted into Common Stock.

D.       TRANSACTIONS AFFECTING COMMON STOCK

         On July 1, 1996, the Company issued 7,024 shares of Common Stock in connection with the Employee Stock Purchase Plan.

E.       INVENTORIES

         Inventories consist of the following:

                                                             September 30, 1996          September 30, 1995
                                                             ------------------          ------------------
         Raw materials and purchased parts                         $ 1,081,207                 $ 1,578,095
         Work in process                                               181,556                     493,243
         Finished goods                                                756,049                     681,063
         Consignment inventory                                         195,457                      53,706
                                                                   -----------                 -----------

                                                                     2,214,269                   2,806,107
         Less reserves                                                (180,000)                   (169,011)
                                                                   -----------                 -----------

                                                                   $ 2,034,269                 $ 2,637,096
                                                                   ===========                 ===========

F.       NEW ACCOUNTING PRONOUNCEMENTS

         As discussed in Note 2 to the Company's 1996 financial statements, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" was issued in 1995 and is effective for fiscal years beginning after December 15, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to account for its stock-based compensation awards to employees under APB No. 25 and will disclose the required pro forma effect on net income and earnings per share in the Company's financial statements for the twenty-six week transition period ending December 29, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         Cryomedical Sciences, Inc.'s business activities focus primarily on development, manufacture and marketing related to its cryosurgical systems.
The Company plans to continue to market its AccuProbe Systems in the various fields for which the original 400 series device received clearance from the FDA in April 1991 and the 500 series AccuProbe received FDA clearance in December 1995. The CMS AccuProbe Systems are cleared for marketing in the fields of dermatology, general surgery, neurosurgery, thoracic surgery, ENT, gynecology, oncology, proctology and urology.

RESULTS OF OPERATIONS

         Sales and other operating revenues for the three months ended September 30, 1996 totaled $954,106 as compared to $2,019,422 for the comparable period of the prior fiscal year, a decrease of 53%. The Company's operating revenues in the three months ended September 30, 1995 included sales of six CMS AccuProbe Systems, disposable probes and other accessories. Sales for the three months ended September 30, 1996 included one AccuProbe System, in addition to the rental of two AccuProbe Systems, sales of disposable probes and other accessory products. The Company believes the reduced revenues in the more recent quarter reflect a decline in the number of AccuProbe systems sold and fewer procedures performed using single-use AccuProbe accessories due primarily to lack of formal Medicare reimbursement for urologic cryosurgery. Through September 30, 1996, the Company has sold a total of 140 AccuProbe Systems since the product was introduced in June 1992.

         Gross profits for the three months ended September 30, 1996 totaled $482,319, or 51% of sales, compared to a gross profit of $1,111,900, or 55% of sales, for the period ended September 30, 1995. Gross profits as a percent of sales decreased in the three months ended September 30, 1996 as compared to the comparable period of the prior fiscal year due to a change in the mix in product sales.

         Research and development expenses for the three-month period ended September 30, 1996 totaled $258,968, a decrease of 28% compared to $362,052 for the comparable period of the prior fiscal year. Development expenses decreased due to a reduction in staffing and reductions in the availability of grant funding.

         Sales and marketing expenses totaled $274,642 in the three months ended September 30, 1996, a decrease of 57% compared to $631,977 for the comparable period in the prior fiscal year. Sales and marketing expenses decreased over the comparable period of the previous year due to a reduction in staffing, decreased marketing activity related to the CMS AccuProbe System, and reduced consulting fees.

         General and administrative expenses for the three months ended September 30, 1996 totaled $300,699 a decrease of 39% compared to $492,376 for the comparable period of the prior fiscal year. General and administrative expenses decreased due to a reduction in staffing and reduced professional fees.

         As a result of the foregoing decreases in operating expenses, which more than offset decreased gross profits from sales, the Company sustained a net loss of $349,715 for the quarter ended September 30, 1996 compared to a net loss of $372,727 in the comparable period of the prior fiscal year.

         Sales of the AccuProbe are affected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by some potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe system. Reimbursement of hospitals and physicians by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe for cryosurgery. Until recently, no national payment guidelines for urological cryosurgery had been established by either Medicare's Health Care Financing Administration ("HCFA") or by the National Blue Cross and Blue Shield Association. Therefore, insurer's reimbursement decisions were made on an insurer-by-insurer on a case-by-case basis. When insurance coverage is not available, patients may either elect to pay for treatments themselves or undergo traditional therapies which are covered by their insurers. The uncertainty and added efforts required for the Company's customers or potential customers to secure payment has constrained sales and utilization of AccuProbe systems to a large degree and may continue to do so into the foreseeable future. Recently, the American Urological Association ("AUA") reversed a previous position by the organization classifying cryosurgery in the field of urology as an experimental or investigational type surgery. The AUA now terms the use of cryosurgery in urology as "one of the methods of management of adenocarcinoma of the prostate." All references to the procedure as experimental and investigational have been removed. On October 17, 1996, the Company was advised that HCFA was planning to put into effect its technology advisory committee's recommendation that a national non-coverage policy be adopted in regard to cryoablation of the prostate. The acceptance of this policy by HCFA would continue Medicare's practice of non-reimbursement for urological cryosurgeries. HCFA's non-payment policy has no impact on the ability of doctors and hospitals to use the procedure or the ability of private insurers or providers to provide coverage for urological procedures or the ability of patients desiring the procedure to pay for it themselves. However, the Company will continue its efforts to expand cryosurgery into other previously cleared fields. In response to continued reductions in revenue, the Company has taken certain cost control measures, including a reduction in the amount of leased office space, reductions in the levels of research grants to outside facilities and reductions in other overhead expenses. The goal of these cost reduction measures is to reduce operating expenses to a level whereby the Company can achieve operating profits and a positive cash flow from operations, for which there can be no assurance of achieving.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had cash, cash equivalents, and short-term investments totaling $2,638,879 and working capital of $4,056,456, as compared to $1,355,942 and $2,533,029, respectively, at June 30, 1996. The Company's cash and working capital positions increased from June 30, 1996 due to a $1,959,935 Regulation "S" financing transaction from which the Company received the majority of proceeds in late September and closed the transaction on October 2, 1996. The cash and working capital increased despite a net loss of $349,715 sustained by the Company in the quarter ended September 30, 1996.

         Capital expenditures for leasehold improvements and equipment totaled $105,438 in the quarter ended September 30, 1996, compared to $24,729 for the comparable quarter. The Company does not expect to spend more than $200,000 in total for additional equipment in the transition period ending December 29, 1996.

         The Company expects to incur expenditures over the next 12 months related to development, manufacturing and testing of its products and for sales and marketing efforts and other operating expenses. The Company's management assumes that sales for the comparable periods may be less than the level experienced in fiscal 1996 and 1995 and believes that its current cash and working capital position will be sufficient to fund the operations of the Company for the next 12 months, dependent, in part, on the level of sales and marketing activity engaged in by the Company, and the amounts of development funded by the Company. However, the Company expects to continue to reduce expenditures if necessary and to pursue various forms of short term financing to supplement working capital during the transition period and possibly additional equity financing. Except for the sale of its products, the Company has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.

                           PART II  OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a)         Exhibits

                          (27)  Financial Data Schedule.

              (b)         Reports on Form 8-K

                          The Company filed a report on Form 8-K dated October 2, 1996. Item: Announcement of convertible preferred stock sale to several foreign investors.

                          The Company filed a report on Form 8-K dated July 25, 1996. Item: Announcement by the Company to designate December 29, 1996 as the end of a short period, twenty-six week fiscal year. Each fiscal year thereafter will consist of a period of fifty-two weeks coinciding with the calendar year.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Cryomedical Sciences, Inc.
                                    -----------------------------------------
                                                    (Registrant)





Date:   November 14, 1996                  /s/Richard J. Reinhart, Ph.D.
                                    ------------------------------------------
                                              Richard J. Reinhart, Ph.D.
                                                  President and Chief
                                                   Executive Officer
                                          (Principal Executive Officer and
                                            Principal Financial Officer)