Form 10-K405
period 1996-12-29
CRYOMEDICAL SCIENCES INC
filed 1997-04-10
CIK 834365

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                        -------------------------------

                                   FORM 10-K
(MARK ONE)
     [ ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
     [X]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 1996 to December 29, 1996
                                       ---------------------------------

                         Commission file number 0-18170
                                                -------

                         ------------------------------

                           CRYOMEDICAL SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                             94-3076866
                 --------                             ----------
         (State of Incorporation)         (IRS Employer Identification Number)

1300 PICCARD DRIVE, ROCKVILLE, MARYLAND                  20850
----------------------------------------                 -----
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 12, 1997, the aggregate market value of voting stock held by nonaffiliates of the registrant was $12,276,276.

         As of March 12, 1997, there were 33,395,087 shares of Common Stock (par value $.001 per share) outstanding.

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

         On July 25, 1996, the Board of Directors of the Company authorized a change in the Company's fiscal year from a period beginning July 1 and ending on June 30 to a variable period ending on the Sunday nearest to December 31. Such change was made to make Cryomedical Sciences, Inc.'s year end consistent with its quarterly accounting periods which, in the case of 52-week years, consists of two four week and one five week periods per quarter ending on a Sunday. In addition to conforming the Company's yearly and quarterly accounting periods, the change in Cryomedical Sciences, Inc.'s fiscal year conforms to an annual reporting period more closely associated with the calendar year and, to the fiscal years utilized by a majority of the public companies in the sales and manufacturing industries.

         The Company completed initial development of the AccuProbe in 1992 and has marketed this system to hospitals, surgeons and radiologists in the United States and abroad. The first AccuProbe system was shipped to a customer in June 1992; 5 systems were sold, and an additional 5 systems were placed through rental or consignment loan agreements, during the six-month transition period ended December 29, 1996, 17 systems were sold in the fiscal year ended June 30, 1996, 41 systems were sold in the fiscal year ended June 30, 1995, and 46 systems were sold in fiscal year ended June 30, 1994. In addition to the AccuProbe, the Company sells single use probes and other disposables used with the AccuProbe and offers service warranty contracts. Sales and other revenues totaled $2,224,541, $6,843,950, $13,594,186, and $13,438,494 for the six-month period ended December 29, 1996, and the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

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

         The total research and development expenses of the Company for the transition period ended December 29, 1996 were $492,794, and for the fiscal years ended June 30, 1996, 1995 and 1994, were $1,484,042, $2,899,686 and
$2,506,349, respectively.

         The Company was incorporated in Delaware in November 1987. On August 31, 1989, the Company completed the acquisition of Cryo Instruments, Inc. ("CII"), and CII became a wholly owned subsidiary of the Company. On December 19, 1996, the Company dissolved the CII subsidiary. Unless the context requires otherwise, references to the Company include CII up to the date of dissolution. The Company's principal executive offices are located at 1300 Piccard Drive, Rockville, Maryland 20850, and its telephone number is (301) 417-7070.


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

         The backlog of orders at December 29, 1996 totaled $4,804,994, as compared to $5,116,359, $7,919,005 and $8,092,277 at June 30, 1996, 1995 and
1994, respectively. The Company expects that approximately 9% of the December 29, 1996 backlog will generate revenues during the fiscal year ending December 1997. The Company's backlog at December 29, 1996 included orders for 22 AccuProbe systems, approximately 6,200 single-use probes and extended warranties totaling over $500,000. These totals include a blanket order from a distributor with a balance at December 29, 1996 of 22 systems and approximately 6,200 probes, against which order the distributor is anticipated to issue periodic releases over a period of two or more years.

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

         To date, AccuProbe systems have been used by hospitals and clinics for over 9,000 patients, including over 8,000 patients in the field of urology and over 1,100 patients in general surgery and other approved fields.

HYPOTHERMIC BLOOD SUBSTITUTE SOLUTIONS (HYPOTHERMOSOL(R))

BACKGROUND AND TECHNOLOGICAL OVERVIEW

         Lowering body temperature during certain surgical procedures helps to minimize the chance of damage to the patient's organs by reducing the patient's metabolic rate, thereby decreasing the patient's needs during surgery for oxygen and nutrients which normally flow through the blood. This is also true with respect to the preservation of individual organs and tissues to be used in transplant surgery during the interval between removal from the donor and transplant into the recipient.

         The Company is currently endeavoring to develop the Solutions for use in tissue and cell preservation, organ transplantation, bloodless surgery and other medical applications.

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


THE SOLUTIONS

         The Solutions are complex synthetic, aqueous solutions containing, in part, minerals and other elements found in human blood which are necessary to maintain fluids and chemical balances throughout the body at near freezing temperatures. The use of the fluid is limited to low temperature applications because the Solutions do not carry sufficient oxygen to maintain organ integrity at warm temperatures. At lower temperatures, scientists have determined that human organs require less oxygen primarily because of the resulting reduced metabolism.

         Although solutions have been developed which could be used to supplement the blood during the performance of certain limited surgical procedures, the Company is not aware of the performance of bloodless surgery in current surgical practice. If successfully developed, the Solutions would be introduced into the patient's body during the cooling process. Once the patient's body temperature is near 7 to 10oC, and the heart temporarily arrested, the surgeon would perform the operation. During the surgery, the Solutions would be circulating throughout the body in place of blood. Upon completion of the surgery, the patient would be slowly warmed, his blood reintroduced into his vascular system, and then rewarmed and revived, requiring little or no donated blood. Bloodless surgery would be primarily suitable for removal of tumors from the brain, head, neck, or heart, and operations to repair major vascular disorders, such as aneurysms. Another benefit of bloodless surgery would be that the amount of blood loss could be reduced, thus reducing the need for blood transfusions from donors and reducing the risk of infection from such diseases as AIDS or hepatitis.

         The Company is also developing hypothermic blood substitute solutions for use in the preservation of organs and tissues (synthetic and natural) for transplantation. The Solutions are under development for both multiple organ preservation within donors and for individual organ preservation once the organs are removed from the donor.

         The Company anticipates marketing the Solutions, if developed and approved, under the name Hypothermosol(R).

FUTURE PRODUCT DEVELOPMENT

         The Company's primary focus has been on the development and marketing of the CMS AccuProbe System. While the Company intends to continue development of the Solutions, substantial additional development is not currently expected to be undertaken unless and until profitability of the AccuProbe and related single-use products attain targeted levels and requisite funding is available. In this respect, in the transition period ended December 29, 1996, the Company expended approximately $2,474 on research and development efforts on the Solutions. Currently, the Company expects to fund the development of the Solutions by utilizing funds secured through research grants. Although the Company currently has secured research grants totalling over $150,000, a large portion of these research monies have already been expended on the development of Solutions and there can be no assurance that additional research grants can be secured in the future.

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


RESEARCH PROJECT AGREEMENTS

         In August 1989, the Company entered into a Research Project Management Services Agreement with ASRI, pursuant to which ASRI agreed to conduct research on the Company's behalf on a project-by-project basis over a two-year period which period had been extended, by amendment, to June 30, 1995. At that time, the agreement was not renewed. ASRI and Allegheny General Hospital, Pittsburgh, Pennsylvania, are non-profit subsidiary corporations of Allegheny Health Services. The Company had agreed to fund ASRI with at least $1,000,000 to conduct such research and expended $2,095,670 through June 30, 1995, and an additional $52,285 was expended during the fiscal year ended June 30, 1996. The amount paid during fiscal year 1996 was in arrears for work completed at ASRI during the year ended June 30, 1995. During the transition period ended December 29, 1996, $2,474 was expended in relation to ASRI funding. ASRI's major project was with respect to the Solutions in connection with bloodless surgery and organ transplants. Other projects were focused on evaluating the utility of the CMS AccuProbe for certain clinical indications within its cleared fields of use. Subject to the agreement of both parties, additional projects may be undertaken with respect to the Company's Solutions and AccuProbe system.

         In August 1991, the Company entered into a Research Project Agreement with the SUNY, pursuant to which SUNY conducted research at its Center for Cryobiological Research in Binghamton, New York, with respect to the Solutions. The Company had agreed to fund SUNY with at least $363,675 to conduct research under this agreement, all of which had been expended through June 30, 1995. This agreement had been extended, by amendment, to August 31, 1995, and was renewed at that time for a one year term with no monetary commitment by the Company. As of December 29, 1996, the agreement has not been renewed.


MARKETS AND MARKETING

         The Company currently markets its AccuProbe system to hospitals, surgeons, and radiologists through its own sales department, as well as through two regional distributors in the United States. During the fiscal year ended June 30, 1995, the Company entered into distribution agreements with distributors in Canada, South Korea, Taiwan, and Republic of China. During the six-month period ended December 29, 1996, no new agreements were completed, although the Company is currently reviewing other opportunities. In addition, in November 1994, the Company entered into a distribution agreement with B&K Medical, A/S, of Copenhagen, Denmark. Under this agreement, B&K Medical, A/S, distributes the CMS AccuProbe cryosurgical system in seventeen European and Scandinavian countries. The Company may also arrange with other third parties to market or distribute this or other products in the United States or other countries.

         The Company expends significant resources educating surgeons and healthcare professionals in formal training programs as to the uses and benefits of the Company's AccuProbe system in cryosurgery through both in-house educational seminars and practical applications outside the Company's training facility.

         Sales of the AccuProbe are increasingly affected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by some potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe system. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe for urological cryosurgery. Although no national payment guideline for urological cryosurgery have been established by Medicare's Health Care Financing Administration ("HCFA"), the Company was advised in October 1996 that HCFA is planning to put into effect its technology advisory committee's recommendation that a national noncoverage policy be adopted in regard to cryoablation of the prostate. It is the Company's understanding that HCFA is exploring the possibility of working with various agencies, including the American Urological Association, in setting up a nationwide randomized prospective clinical study to collect data on a comparative basis between cryosurgery and radiation therapies. The results of this study will provide the basis on which a future determination regarding Medicare reimbursement will be made. When insurance coverage is not available, patients may either elect to pay for treatment themselves or undergo traditional therapies which are covered by their insurers. The uncertainty and added efforts required for the Company's customers or potential customers to secure payment has constrained sales and utilization of AccuProbe systems to a large degree and may continue to do so until formal national coverage guidelines are established. There can be no assurance that such guidelines will be established or, if established, that reimbursement will be sufficient to encourage use of the AccuProbe System by hospitals and physicians.
Recently, the American Urological Association ("AUA") reversed a previous position by the organization classifying cryosurgery in the field of urology as an experimental or investigational type surgery. The AUA now terms the use of cryosurgery in urology as "one of the methods of management of adenocarcinoma of the prostate." All references to the procedure as experimental and investigational have been removed. This new position by the AUA may have positive influence on the Company's efforts towards reimbursement, but there can be no assurance in this regard.


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

         In April 1991, the FDA accepted the Company's 510(k) premarket notification for the AccuProbe (400 Series), thus allowing commercial marketing of the product. Any significant change or modification in the device could require additional review and clearance by the FDA. The nature and extent of regulation may differ with respect to other of the Company's products. Currently the testing and regulatory approval process usually takes at least several years and requires the expenditure of substantial resources, for which the Company may seek third party funding for some products. There can be no assurance that regulatory approvals or clearances will be obtained for any of the intended applications of the Company's proposed technologies once developed or that the FDA will not impose additional post-marketing requirements.

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

         On August 2, 1995, the Company submitted to the FDA 510(k) premarket notification of two new models of the AccuProbe system (500 series). These represent evolutionary advances of the presently marketed AccuProbe, incorporating numerous technical refinements and improvements to facilitate improved manufacturability and serviceability. In December 1995, the Company received 510(k) marketing approval from the FDA for the new models of the AccuProbe system.

         On October 31, 1996, the Company submitted to the FDA 510(k) premarket notification of a new model of the AccuProbe System (the 600 series). The new device represents evolutionary advances of the currently marketed AccuProbe, incorporating numerous technical refinements. In March 1997, the Company received 510(k) marketing approval from the FDA for the 600 series model of the AccuProbe System and will continue to market it in accordance therewith in the fields currently cleared by FDA including: dermatology, general surgery, neurosurgery, thoracic surgery, ENT, gynecology, oncology, proctology, and urology.

         On March 31, 1994, the Company received a warning letter from the FDA concerning promotional materials for the AccuProbe system cryosurgical device. The letter stated that FDA "has determined that these materials contain statements, suggestions, and implications which are misleading because they promote the product beyond its intended use." The Company does not believe the FDA's position to be appropriate or practical. However, the Company agreed to modify its promotional materials in order to be in compliance with the Agency's request. The Company does not believe that the modifications to its promotional materials have had a significant long term impact on future sales of the AccuProbe system. The Company will continue to market the AccuProbe in the fields indicated by its 510(k) and physicians may continue to utilize the AccuProbe for cryosurgery as they deem appropriate for their patients in their practice of medicine.

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

Both the PHS and FDA rules, if adopted, could require disclosure of, limit, or in some cases, prohibit equity ownership by individuals conducting research for the Company, including consultants, some of whom may have equity interests in the Company. Such rules, if adopted, could have the effect of limiting such research between the Company and individuals with equity interests in the Company. The FDA rules, if adopted, could also impact product review and approval, and in some cases, if the agency deems data are biased, FDA could require that a study be repeated.

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

         In August 1990, a United States patent was issued with respect to the Company's proprietary cryoprobe technology. Two United States and two foreign patent applications for the Company's AccuProbe system and component parts issued into patents during 1993 and 1994. Corresponding applications in several foreign countries have been allowed or have already been patented. One additional U.S. patent application has issued and two other U.S. patent applications have been allowed during 1995 for other aspects and components of the Company's AccuProbe system while several other patent applications have been filed during 1995 or otherwise remain pending in the United States and abroad.

         In May 1990, a United States patent was issued with respect to the first generation Solutions, and the methods of use thereof. In April 1995, a United States patent issued with respect to the second generation Solutions, and methods of use thereof. A related U.S. application was filed during 1994 and a United States patent issued in May 1996. Corresponding foreign applications were filed during the fiscal year ended June 30, 1996. The Company's Hypothermosol federal trademark application was allowed in 1995 and the registration was issued in May 1996. Hypothermosol is the name under which the Company will market, the Solutions products, if they are successfully developed.

         In total the Company owns ten issued U.S. patents and seven issued or allowed foreign patents. At least one additional pending U.S. patent application has been allowed or has been found to contain patentable subject matter.

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

         With respect to the CMS AccuProbe, the Company faces competition from other firms engaged in the business of developing or marketing cryosurgical devices. The Company is aware that such devices used to freeze tissue have been available for at least 20 years, although with limited market acceptance. Engaged in the business of developing, manufacturing and marketing of instruments used to freeze tissue are Endocare Incorporated and Frigitronics Incorporated, American companies; a German company, Erbe Incorporated and Candela Laser Corporation, an American company which distributes products manufactured by Spembly, an English company. The AccuProbe also competes with other techniques for destroying diseased tissue.

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

         Scientists and doctors performing research as consultants, can be expected to publish in journals or otherwise publish information concerning applications of the Company's technology. If it were determined that the Company's AccuProbe or the Solutions do not offer unique technologies and that, in fact, the techniques employed by the Company's scientists were responsible for results of the Company tests and not the technologies contained in the Company's AccuProbe or the Solutions, then competitors of the Company who have developed products with similar properties may be able to duplicate the performance of the Company's AccuProbe and Solutions by applying similar techniques.

         The Company expects competition to intensify with respect to the areas in which it is involved as technical advances are made and become more widely known.

EMPLOYEES

         The Company's business is highly dependent upon its ability to attract and retain qualified scientific, technical and management personnel. The Company had 37 full-time employees at December 29, 1996, including four executive officers, five employees in research and development, 13 in operations (engineering and manufacturing), four in sales and marketing, seven in field service, and four in finance and administration. The Company has also retained three individuals as consultants. Two of the consultants and five of the employees of the Company are Ph.D.s or M.D.s. Although there is intense competition for qualified personnel in the Company's industry, the Company has not experienced a problem to date in recruiting or retaining qualified scientific and management personnel. The Company is not a party to any collective bargaining agreement.

ITEM 2.  PROPERTIES

         The Company's administrative, manufacturing and research and development facilities consist of approximately 25,442 square feet located in Rockville, Maryland. The Company rents these facilities under a five year lease commencing in May 1995. Rental expense for facilities for the transition period ended December 29, 1996 totaled $168,814. At December 29, 1996, the monthly rental was $27,397. The Company believes that the current facilities are adequate for current needs and would be adequate for sales at approximately twice the level experienced in the transition period ended December 29, 1996.

ITEM 3.  LEGAL PROCEEDINGS

         In November 1996, the Company filed suit against EndoCare, Inc., ("EndoCare") and ZhaoHua Chang in the Circuit Court for Montgomery County, Maryland (Case No. 161496). The lawsuit alleges, among other things that EndoCare misappropriated trade secrets of the Company, and that EndoCare tortiously interfered with the Company's contracts, its relationships with its employees, and the Company's contractual and potential business relationships with customers. The lawsuit, which contains six counts, also alleges that Dr. Chang and EndoCare engaged in unfair competition against the Company and civil conspiracy, and that Dr. Chang, who was formerly employed as a Vice President of Cryosurgical Engineering by the Company, breached contractual and fiduciary obligations owed to the Company by his employment by EndoCare, his retention and misuse of the Company's confidential information, and his improper solicitation of the Company's employees to disclose trade secret information and/or to become employed by EndoCare. EndoCare and Dr. Chang have denied the allegations in the lawsuit. In March 1997, Dr. Chang filed a counter-suit in the Circuit Court for Montgomery County, Maryland (Case No. 161496-V) regarding numerous claims of a breach of contract by the Company. The lawsuit is in the early stages of discovery. The Company intends to defend this case vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the transition period ended December 29, 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Common Stock, par value $.001 per share, of the Company ("Common Stock") has been traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automatic Quotation System (NASDAQ) under the symbol "CMSI" since November 22, 1989. From the period May 19, 1992 to November 21, 1996, the Common Stock has traded on the NASDAQ National Market System and on November 22, 1996, the Common Stock commenced trading on the NASDAQ SmallCap Market System. All corresponding prices represent high and low closing prices for the Common Stock for the periods indicated.

                                                                                   Price Range
                                                                                   -----------
                                                                    High                             Low
                                                                    ----                             ---
         Quarter Ended:
         -------------

         September 27, 1996                                          2 9/16                          1 9/16
         December 29, 1996                                           1 11/16                           9/32

         September 30, 1995                                          3 5/8                           2 1/8
         December 31, 1995                                           3 3/8                           2
         March 31, 1996                                              2 7/16                          1 5/8
         June 30, 1996                                               3 5/16                          2

         September 30, 1994                                          4 11/16                         2 1/16
         December 31, 1995                                           4 1/4                           3
         March 31, 1995                                              3 11/16                         2 7/8
         June 30, 1995                                               3 1/2                           2


HOLDERS

         As of March 12, 1997, there were 1,203 holders of record of the Common Stock.


DIVIDEND HISTORY AND POLICY

         The Company has never paid cash dividends on its Common Stock and does not anticipate that any cash dividends will be paid for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the transition period and for each of the full fiscal years in the five year period ended June 30, 1996. The financial data has been derived from the Company's consolidated financial statements, included elsewhere in this report. This data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.


                                   Six Months Ended
                                    December 29,                      Year Ended June 30
                                   ----------------   -----------------------------------------------------

                                                    (In Thousands, Except Per Share Data)

                                       1996(1)          1996      1995        1994        1993       1992
                                       -------          ----      ----        ----        ----       ----
Statement of Operations Data:
  Total Revenues                       $ 2,225        $ 6,844   $13,594     $13,438     $ 5,876        -
  Gross Profit (Loss)                    1,164          3,080     7,832       6,310       1,029       (198)
  Loss from Operations                    (863)        (3,414)   (1,812)     (2,658)     (6,837)    (5,027)
  Net Loss                                (840)        (3,404)   (2,231)     (2,637)     (6,588)    (4,750)

Per Share Data:
  Net Loss Per Share                     (0.03)         (0.13)    (0.09)      (0.12)      (0.29)     (0.26)

Balance Sheet Data (end of period):
  Working Capital                        3,164          2,279     3,722       5,116       4,975     11,609
  Total Assets                           6,045          5,814     8,403       9,106       8,353     12,971
  Long Term Notes Payable and
    Capital Lease Obligations               10              5        23          31          11         14
  Accumulated Deficit                   26,495         25,655    22,250      20,020      17,383     10,794
  Stockholders' Equity                   3,994          2,849     3,982       5,323       5,642     12,038

(1)Effective July 1996, the Company's year end was changed to the Sunday closest to December 31. Therefore, the Company's transition period 1996 ended on December 29, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is engaged in the research, development, marketing and manufacturing of products for use in the field of hypothermic (low-temperature) medicine. The Company was incorporated on November 5, 1987. On August 31, 1989, the Company completed the acquisition of CII and CII became a wholly-owned subsidiary of the Company. CII has been inactive since June 30, 1990, and was dissolved by the Company on December 19, 1996.

         On July 25, 1996, the Board of Directors of the Company authorized a change in the Company's fiscal year from a period beginning July 1 and ending on June 30 to a variable period ending on the Sunday nearest to December 31. Such change was made to make the Company's year end consistent with its quarterly accounting periods which, in the case of 52-week years, consists of two four week and one five week periods per quarter ending on a Sunday. In addition to conforming the Company's yearly and quarterly accounting periods, the change in the Company's fiscal year conforms to an annual reporting period more closely associated with the calendar year and, to the fiscal years utilized by a majority of the public companies in the sales and manufacturing industries.


RESULTS OF OPERATIONS

         Since inception and through June 30, 1992, the Company was a development stage company which focused primarily on research and development activities in connection with its cryosurgical systems and hypothermic blood substitute solutions. Through June 30, 1992, the Company did not generate any operating revenues and incurred cumulative losses of $9,861,102.

         Prior to fiscal year 1993, the Company's sole source of revenues had been interest income. In October 1991, the Company announced the first use of the AccuProbe prototype for patients and the first AccuProbe system was shipped in June 1992.

SIX MONTHS ENDED DECEMBER 29, 1996 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1995

         Sales and other revenues for the six months ended December 29, 1996 totaled $2,224,541, compared to revenues of $3,682,150 for the comparable period of the prior year, a decrease of 40%. The decreased revenue results from a decline in the number of AccuProbe(R) systems sold and fewer procedures performed using single-use AccuProbe accessories due primarily to lack of formal Medicare reimbursement for urologic cryosurgery.

         Sales of the AccuProbe are increasingly affected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by some potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe system. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe for urological cryosurgery. Although no national payment guidelines for urological cryosurgery have been established by Medicare's Health Care Financing Administration ("HCFA"), the Company was advised in October 1996 that HCFA is planning to put into effect its technology advisory committee's recommendation that a national noncoverage policy be adopted in regard to cryoablation of the prostate. It is the Company's understanding that HCFA is exploring the possibility of working with various agencies, including the American Urological Association, in setting up a nationwide randomized prospective clinical study to collect data on a comparative basis between cryosurgery and radiation therapies. The results of this study will provide the basis on which a future determination regarding Medicare reimbursement will be made. When insurance coverage is not available, patients may either elect to pay for treatment themselves or undergo traditional therapies which are covered by their insurers. The uncertainty and added efforts required for the Company's customers or potential customers to secure payment has constrained sales and utilization of AccuProbe systems to a large degree and may continue to do so until formal national coverage guidelines are established. In this respect, the number of single-use probes sold in the six months ended December 29, 1996 decreased 40% compared with the number of probes sold in the prior comparable six-month period. In addition, the cumulative number of systems sold since the introduction of the AccuProbe increased only 12% from 131 at December 31, 1995 to 147 at December 29, 1996. The Company believes such a reduced rate of AccuProbe System sales and probe usage is likely due to the lack of uniform medical insurance reimbursement policies. Changes in probe inventories maintained by hospitals using AccuProbe Systems may influence the rate of sales of single-use probes, but the Company is usually not aware of such changes in hospital probe inventories.

         In view of the operating losses suffered by the Company and the level of the Company's current liquid resources (see "Liquidity and Capital Resources" below) , commencing in May 1995 and continuing throughout 1996, the Company undertook certain actions to reduce expense levels. Such actions include staff reductions, a reduction in the amount of leased office space, reductions in the levels of research grants to outside facilities and reductions in other overhead expenses. The goal of these cost reduction measures is to reduce operating expenses to a level whereby the Company can achieve operating profits and a positive cash flow from operations, for which there can be no assurance of achieving.

         Gross profits for the six months ended December 29, 1996 totaled $1,164,380 or 52% of sales, compared to $2,042,474 or 55% of sales in the prior comparable period. Gross profits as a percentage of sales in the six-month period ended December 29, 1996 ranged from a low of 51% of sales in the quarter ended September 27, 1996 to a high of 52% of sales in the quarter ended December 29, 1996. Gross profits as a percent of sales increased during the six-month period ended December 29, 1996 as the product cost per AccuProbe System sold declined. The Company can give no assurance that there will be a stabilization in gross profits as a percent of sales during the year ending December 28, 1997.

         Research and development expenses for the six months ended December 29, 1996 totaled $492,794, a reduction of $213,111 (30%) compared to $705,905
for the prior comparable period.   This decrease was primarily due to staff
reductions and reductions in the levels of research grants.

         Sales and marketing expenses totaled $658,416 in the six months ended December 29, 1996, a reduction of $608,020 (48%) compared to $1,266,436 in the prior comparable period. This reduction was primarily a result of decreased staffing and a reduced participation at marketing and trade shows.

         General and administrative expenses for the six months ended December 29, 1996 totaled $875,965, a reduction of $201,945 (19%) compared to $1,077,910 in the prior comparable period. This reduction was due to staff reductions and reduced professional and consultants fees.

         As a result of the decreased gross profits, due to significantly lower revenues, which were more than offset in part by reduced costs and expenses in all departments, the Company sustained a decreased net loss of $840,132 for the six months ended December 29, 1996 compared to a net loss of $1,003,497 in the prior comparable period.


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


LIQUIDITY AND CAPITAL RESOURCES

         At December 29, 1996, the Company had cash, cash equivalents, and short-term investments totaling $1,879,393 and working capital of $3,164,304, as compared to $1,355,942 and $2,279,406 respectively, at June 30, 1996. The Company's working capital position increased from June 30, 1996 despite a six-month net loss of $840,132 due to the net proceeds of $1,924,935 obtained from the execution of a Reg "S" equity placement.

         On October 2, 1996 (the "Series D Preferred Stock Closing Date"), the Company consummated a private placement of 196 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The net proceeds of the offering totalled $1,924,935. Each share of Series D Preferred Stock was convertible into that number of shares of common Stock as determined by dividing $10,000 by a price equal to 82.5% of the average of the closing bid prices for the Common Stock for the five (5) trading days immediately preceding the date upon which the holder of the Series D Preferred Stock transmitted a conversion notice to the Company. The holders of the Series D Preferred Stock could convert one-third of their shares of Series D Preferred Stock commencing forty (40) days after the Series D Preferred Stock Closing Date, up to an additional one-third of the Series D Preferred Stock commencing seventy-five
(75) days after the Series D Preferred Stock Closing Date, and the balance thereof commencing one hundred (100) days after the Series D Preferred Stock Closing Date. Any share of Series D Preferred Stock outstanding on October 2, 1998 automatically would be converted on the same basis as the holder of such shares of Series D Preferred Stock could convert such shares pursuant to the provisions set forth above. In November 1996, 969,695 shares of Common Stock of the Company were issued in accordance with the terms of the first conversion of the preferred stock offering. Subsequently, in January 1997, the second and third Preferred Stock conversions of the offering, representing the remaining 156 shares of Series D Preferred Stock converted into 5,763,400 shares of Common Stock, completing the offering.

         On January 16, 1996 (the "Series C Preferred Stock Closing Date"), the Company consummated a private placement of 40 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"), pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The net proceeds of the offering totalled $1,910,000. Each share of Series C Preferred Stock was convertible into that number of shares of Common Stock as determined by dividing $50,000 by the Conversion Price. The Conversion Price was determined as follows: if the average of the closing bid prices for the Common Stock for the five (5) trading days immediately preceding the date upon which the holder of the Series C Preferred Stock transmitted a conversion notice to the Company (the "Average Bid Price") was $2.00 or less, then the Conversion Price equalled 82.5% of the Average Bid Price. If the Average Bid Price was $2.01 or more, then the Conversion Price equalled 80% of the Average Bid Price. The holders of the Series C Preferred Stock could convert up to one-half of their shares of Series C Preferred Stock commencing forty (40) days after the Series C Preferred Stock Closing Date, and the balance thereof commencing seventy-five
(75) days after the Series C Preferred Stock Closing Date. Any share of Series C Preferred Stock outstanding on January 16, 1997 automatically would be converted on the same basis as the holder of such shares of Series C Preferred Stock could convert such shares pursuant to the provisions set forth above. 1,332,633 shares of Common Stock were issued pursuant to the provisions set forth above.

         Capital expenditures for leasehold improvements, furniture and equipment totaled $61,859 in the six months ended December 29, 1996, compared to $60,447 in the fiscal year ended June 30, 1996 and $317,240 in the fiscal year ended June 30, 1995. The Company has budgeted $105,000 for additional equipment and furniture in the year ending December 28, 1997.

         The Company expects to incur expenditures over the next 12 months related to research, development, manufacturing and testing of its products, and for sales and marketing efforts and other operating expenses. The
Company's management assumes that fiscal 1997 sales may be less than the level experienced in comparable periods of 1996 and 1995 and believes that its current cash and working capital position will be sufficient to fund the operations of the Company for 12 months, dependent, in part, on the level of sales and marketing activity engaged in by the Company and the amounts of research funded by the Company. However, the Company expects to reduce expenditures if necessary and to pursue various forms of short term financing and possibly additional equity financing to supplement working capital during fiscal 1997. Except for the proceeds from the sale of its products, the Company has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                           CRYOMEDICAL SCIENCES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page Number
                                                                   -----------
Report of Independent Auditors                                          19

Consolidated Balance Sheets                                             20

Consolidated Statements of Operations                                   21

Consolidated Statements of Cash Flows                                   22

Consolidated Statements of Changes in Stockholders' Equity              23

Notes to Consolidated Financial Statements                              24

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  Cryomedical Sciences, Inc.
Rockville, MD


We have audited the accompanying consolidated balance sheets of Cryomedical Sciences, Inc. and Subsidiary as of December 29, 1996, and June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six month period ended December 29, 1996, and each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cryomedical Sciences, Inc. and Subsidiary at December 29, 1996, and June 30, 1996 and 1995, and the results of their operations and their cash flows for the six month period ended December 29, 1996, and each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


Washington, D.C.
March 28, 1997

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 1996 AND JUNE 30, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                December 29,
ASSETS                                                              1996         June 30, 1996     June 30, 1995
------                                                          -----------      -------------     -------------
CURRENT ASSETS:
    Cash and cash equivalents                                    $1,769,243        $1,250,871       $1,117,383
    Short-term investments                                          110,150           105,071          100,310
    Receivables - net of allowance for doubtful accounts
       of $246,908, $48,304 and $78,209                           1,374,814         1,566,064        3,178,032
    Inventories                                                   1,691,301         1,736,925        2,574,826
    Prepaid expenses and other                                       66,395           187,269          297,984
                                                                 ----------        ----------       ----------
                     Total current assets                         5,011,903         4,846,200        7,268,535

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Less
      accumulated depreciation and amortization of
      $1,625,635, $1,408,503 and $1,010,209                       1,014,114           948,688        1,115,641

OTHER ASSETS                                                         18,727            18,727           18,727
                                                                 ----------        ----------       ----------
                                                                 $6,044,744        $5,813,615       $8,402,903
                                                                 ==========        ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued expenses                            $1,070,786        $1,635,140       $2,096,696
Accrued settlement of stockholder class action suit                    --                --            100,000
Accrued vacation                                                     94,947           120,233          177,831
Customer deposits                                                    10,000            10,000           50,000
Deferred revenue                                                    144,210            58,823             --
Warranty reserves                                                    97,600           100,000          248,000
Extended warranties - current                                       420,350           624,575          842,738
Current portion of capital lease obligations and notes payable        9,706            18,023           31,083
                                                                 ----------        ----------       ----------
                 Total current liabilities                        1,847,599         2,566,794        3,546,348

EXTENDED WARRANTIES, net of current portion                          97,338           231,212          848,286
DEFERRED RENT                                                       105,524           161,546            3,690
CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE,
     net of current portion                                            --               4,632           22,654
                                                                 ----------        ----------       ----------
                     Total liabilities                            2,050,461         2,964,184        4,420,978
                                                                 ----------        ----------       ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, par value $ .001; authorized,
      9,378,800, 9,379,000 and 9,379,000 shares,
      issued and outstanding, none                                     --                --               --
    Series D Convertible Preferred Stock, par value $.001 per
      share, liquidation value $10,000 per share,
      authorized 200, 0, 0; issued and outstanding 156, 0, 0.
    Common stock, par value $ .001; authorized,
      50,000,000 shares; issued and outstanding,
      27,849,745, 26,873,026 and 24,845,631 shares                   27,850            26,873           24,846
    Additional paid-in capital                                   30,483,765        28,520,203       26,248,915
    Accumulated deficit                                         (26,494,744)      (25,654,612)     (22,250,365)
    Unearned compensation                                           (22,588)             --               --
    Notes receivable from officers, including
      accrued interest                                                 --             (43,033)         (41,471)
                                                                 ----------        ----------       ----------
                     Total stockholders' equity                   3,994,283         2,849,431        3,981,925
                                                                 ----------        ----------       ----------
                                                                 $6,044,744        $5,813,615       $8,402,903
                                                                 ==========        ==========       ==========
See notes to consolidated financial statements

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 29, 1996 AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                          Six Months Ended        Year Ended         Year Ended         Year Ended
                                         December 29, 1996      June 30, 1996      June 30, 1995      June 30, 1994
                                         -----------------      -------------      -------------      -------------
REVENUES:

          Product Sales                        $ 1,631,936       $ 5,652,403        $11,775,112        $12,685,536

          Services and Other                       592,605         1,191,547          1,819,074            752,958
                                               -----------       -----------        -----------        -----------

TOTAL REVENUES                                   2,224,541         6,843,950         13,594,186         13,438,494


COST OF SALES:

          Product Sales                            763,890         3,131,440          4,959,675          6,379,351

          Services and Other                       296,271           632,682            802,323            749,346
                                               -----------       -----------        -----------        -----------

TOTAL COST OF SALES                              1,060,161         3,764,122          5,761,998          7,128,697
                                               -----------       -----------        -----------        -----------

GROSS PROFIT                                     1,164,380         3,079,828          7,832,188          6,309,797
                                               -----------       -----------        -----------        -----------
OPERATING EXPENSES:

          Research and development                 492,794         1,484,042          2,899,686          2,506,349

          Sales and marketing                      658,416         2,439,636          3,723,168          3,444,153

          General and administrative               875,965         2,570,604          3,020,866          3,017,306
                                               -----------       -----------        -----------        -----------

TOTAL OPERATING EXPENSES                         2,027,175         6,494,282          9,643,720          8,967,808
                                               -----------       -----------        -----------        -----------
OPERATING LOSS                                    (862,795)       (3,414,454)        (1,811,532)        (2,658,011)

SETTLEMENT OF STOCKHOLDER                             --                --             (450,000)              --
           CLASS ACTION SUIT

INTEREST INCOME, NET OF
           INTEREST EXPENSE                         22,663            10,207             30,807             21,209
                                               -----------       -----------        -----------        -----------

NET LOSS                                       $  (840,132)      $(3,404,247)       $(2,230,725)       $(2,636,802)
                                               ===========       ===========        ===========        ===========

WEIGHTED AVERAGE COMMON
          SHARES OUTSTANDING                    26,850,325        25,277,944         24,705,564         22,795,088
                                               ===========       ===========        ===========        ===========



NET LOSS PER SHARE                             $     (0.03)      $     (0.13)       $     (0.09)       $     (0.12)
                                               ===========       ===========        ===========        ===========



See notes to consolidated financial statements.

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 29, 1996 AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                          Six Months Ended   Year Ended    Year Ended    Year Ended
                                                          December 29, 1996 June 30, 1996 June 30, 1995 June 30, 1994
                                                          ----------------- ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                  $  (840,132)   $(3,404,247)  $ (2,230,725) $ (2,636,802)
                                                            -----------    -----------    -----------   -----------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                              234,849        398,294        425,804       337,368
     Provision for bad debt                                     231,908         30,000         72,827       126,607
     Write-off of accounts receivable                           (30,000)          --             --            --
     Forgiveness of loan to officer                              44,283           --             --            --
     Write-off of fixed assets                                     --           29,023           --            --
     Settlement cost for
       stockholder class action suit                               --             --          450,000          --
     Loss (gain) on disposal of fixed assets                      3,797           --             (210)       10,696
  Changes in assets and liabilities:
     (Increase) decrease in receivables                          (7,354)     1,581,968       (279,660)     (504,021)
     (Increase) decrease in inventories                        (197,561)       637,984       (497,243)     (869,424)
     Decrease (increase) in prepaid expenses
     and other assets                                           120,874        110,715         (6,953)     (151,001)
     (Decrease) increase in warranty reserves                    (2,400)      (148,000)         2,200       (36,200)
     (Decrease) increase in accounts payable,
        accrued expenses, accrued vacation,
        and deferred rent                                      (573,223)      (433,557)       282,817       234,269
     Decrease in customer deposits                                 --          (40,000)       (10,000)      (40,000)
     (Decrease) increase in extended warranties                (338,099)      (835,237)       248,903       887,812
                                                            -----------    -----------    -----------   -----------


         Total Adjustments                                     (512,926)     1,331,190        688,485        (3,894)
                                                            -----------    -----------    -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES                        (1,353,058)    (2,073,057)    (1,542,240)   (2,640,696)
                                                            -----------    -----------    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                        (110,150)          --         (100,310)      (97,424)
     Maturities (reinvestment) of short-term investments        105,071         (4,761)        97,424     1,094,548
     Purchase of equipment                                      (61,859)       (60,447)      (317,240)     (218,612)
                                                            -----------    -----------    -----------   -----------

NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES                                       (66,938)       (65,208)      (320,126)      778,512
                                                            -----------    -----------    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes receivable from officers                --           (1,562)        (1,875)       (1,875)
         Exercise of Employee Stock Options                        --          326,304           --            --
         Common stock issued for cash                              --        1,910,000        111,042       122,140
         Issuance of shares for employee stock
           purchase plan                                         13,433         37,011           --            --
         Increase (decrease) in notes payable                      --             --           14,125        (6,208)
         Reg "S" offering                                     1,924,935
         Common stock issuance costs                               --             --             --         (38,565)
         Exercise of "A" warrants                                  --             --             --         312,500
         Exercise of "B" warrants                                  --             --             --         500,000
         Exercise of private placement Unit
           Purchase Options                                        --             --             --         121,500
         Exercise of Unit Purchase Options and
           underlying Class A and Class B Warrants                 --             --          429,990     1,302,375
                                                            -----------    -----------    -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,938,368      2,271,753        553,282     2,311,867
                                                            -----------    -----------    -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            518,372        133,488     (1,309,084)      449,683

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                1,250,871      1,117,383      2,426,467     1,976,784
                                                            -----------    -----------    -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 1,769,243    $ 1,250,871    $ 1,117,383   $ 2,426,467
                                                            ===========    ===========    ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest                             $     4,853    $    15,392    $    22,690   $    13,482
                                                            ===========    ===========    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
         Capitalization of inventories into  equipment      $   243,185    $   199,917    $   143,190   $    99,286
                                                            ===========    ===========    ===========   ===========
         Equipment purchased under financing                $      --      $      --      $    45,914   $    32,000
                                                            ===========    ===========    ===========   ===========


See notes to consolidated financial statements.

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 29, 1996 AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


                                               Common Stock          Convertible Preferred Stock
                                               ------------          ---------------------------

                                                                                              Additional
                                          Number of                  Number of                 Paid-In        Accumulated
                                           Shares       Amount        Shares      Amount        Capital         Deficit
                                          --------      ------       --------     ------     ------------   --------------
Balance, July 1, 1993 . . . . . .       22,486,509     $22,487             -     $     -     $ 23,040,292     $(17,382,838)

Exercise of warrants,
  net of offering costs . . . . .           62,000          62             -           -          119,086                -

Exercise of Class "A" Warrants,
  net of offering costs . . . . .          250,000         250             -           -          300,183                -

Exercise of Class "B" Warrants,
  net of offering costs . . . . .          250,000         250             -           -          487,683                -

Exercise of Private Placement
  Unit Purchase Options,
  net of offering costs . . . . .           81,000          81             -           -           77,010                -

Conversion of 9% Series A
  redeemable convertible preferred
  stock at $.50 per share, net of
  offering costs  . . . . . . . .           81,000          81             -           -           36,510                -

Concurrent exercise of Unit Purchase
  Options and underlying Class A and
  Class B Warrants, net of offering
  costs                                  1,216,500       1,216             -           -        1,297,538                -


Interest on loan to officer . . .                -           -             -           -                -                -

Net loss  . . . . . . . . . . . .                -           -             -           -                -       (2,636,802)
                                        ----------     -------    ----------     -------     ------------     -------------

Balance, June 30, 1994  . . . . .       24,427,009      24,427             -           -       25,358,302      (20,019,640)

Exercise of warrants  . . . . . .           88,000          88             -           -           81,772                -

Exercise of stock options . . . .           25,200          25             -           -            1,575                -

Employee Stock Purchase Plan  . .           14,422          15             -           -           27,567                -

Exercise of Unit Purchase Options and
  all underlying Class A and Class B
  Warrants  . . . . . . . . . . .          291,000         291             -           -          429,699                -

Interest on loan to officer . . .                -           -             -           -                -                -

Increase from settlement
  of stockholder class action suit               -           -             -           -          350,000                -

Net loss  . . . . . . . . . . . .                -           -             -           -                -       (2,230,725)
                                        ----------     -------    ----------     -------     ------------     -------------

Balance, June 30, 1995  . . . . .       24,845,631      24,846             -           -       26,248,915      (22,250,365)

Exercise of stock options . . . .          503,134         503             -           -          325,801                -

Employee Stock Purchase Plan  . .           16,079          16             -           -           36,995                -

Reg "S" offering of Convertible
  Preferred Stock net of offering costs          -           -     1,332,633       1,333        1,908,667                -

Conversion of Convertible Preferred
  Stock from Reg "S" offering . .        1,332,633       1,333    (1,332,633)     (1,333)               -                -

Shareholder suit settlement . . .          175,549         175             -           -             (175)               -

Interest on loan to officer . . .                -           -             -           -                -                -

Net loss  . . . . . . . . . . . .                -           -             -           -                -       (3,404,247)
                                        ----------     -------    ----------     -------     ------------     -------------

Balance, June 30, 1996  . . . . .       26,873,026      26,873             -           -       28,520,203      (25,654,612)

Employee Stock Purchase Plan  . .            7,024           7             -           -           15,797                -

Reg "S" offering of Convertible
Preferred Stock net of offering costs            -           -           196           -        1,924,935                -

Conversion of Convertible Preferred
  Stock from Reg "S" offering . .          969,695         970           (40)          -             (970)               -

Forgiveness of loan to officer  .                -           -             -           -                -                -

Issuance of Warrants  . . . . . .                -           -             -           -           23,800                -

Amortization of unearned compensation            -           -             -           -                -                -

Net loss  . . . . . . . . . . . .                -           -             -           -                -         (840,132)
                                        ----------     -------    ----------     -------     ------------     -------------

Balance, December 29, 1996  . . .       27,849,745     $27,850           156     $     -     $ 30,483,765     $(26,494,744)
                                        ==========     =======    ==========     =======     ============     =============



                                                           Notes
                                                         Receivable
                                            Unearned       from
                                          Compensation    Officers
                                          ------------    --------
Balance, July 1, 1993 . . . . . .           $      -     $ (37,721)

Exercise of warrants,
  net of offering costs . . . . .                  -             -

Exercise of Class "A" Warrants,
  net of offering costs . . . . .                  -             -

Exercise of Class "B" Warrants,
  net of offering costs . . . . .                  -             -

Exercise of Private Placement
  Unit Purchase Options,
  net of offering costs . . . . .                  -             -

Conversion of 9% Series A
  redeemable convertible preferred
  stock at $.50 per share, net of
  offering costs  . . . . . . . .                  -             -

Concurrent exercise of Unit Purchase
  Options and underlying Class A and
  Class B Warrants, net of offering
  costs                                            -             -

Interest on loan to officer . . .                  -        (1,875)

Net loss  . . . . . . . . . . . .                  -             -
                                            ---------    ---------

Balance, June 30, 1994  . . . . .                  -       (39,596)

Exercise of warrants  . . . . . .                  -             -

Exercise of stock options . . . .                  -             -

Employee Stock Purchase Plan  . .                  -             -

Exercise of Unit Purchase Options and
  all underlying Class A and Class B
  Warrants  . . . . . . . . . . .                  -             -

Interest on loan to officer . . .                  -        (1,875)

Increase from settlement
  of stockholder class action suit                 -             -

Net loss  . . . . . . . . . . . .                  -             -
                                            ---------    ---------

Balance, June 30, 1995  . . . . .                  -       (41,471)

Exercise of stock options . . . .                  -             -

Employee Stock Purchase Plan  . .                  -             -

Reg "S" offering of Convertible
  Preferred Stock net of offering costs            -             -

Conversion of Convertible Preferred
  Stock from Reg "S" offering . .                  -             -

Shareholder suit settlement . . .                  -             -

Interest on loan to officer . . .                  -        (1,562)

Net loss  . . . . . . . . . . . .                  -             -
                                            ---------    ---------

Balance, June 30, 1996  . . . . .                  -       (43,033)

Employee Stock Purchase Plan  . .                  -             -

Reg "S" offering of Convertible
Preferred Stock net of offering costs              -             -

Conversion of Convertible Preferred
  Stock from Reg "S" offering . .                  -             -

Forgiveness of loan to officer  .                  -        43,033

Issuance of Warrants  . . . . . .            (23,800)            -

Amortization of unearned compensation          1,212             -

Net loss  . . . . . . . . . . . .                  -             -
                                            ---------    ---------

Balance, December 29, 1996  . . .           $(22,588)    $       -
                                            =========    =========


See notes to consolidated financial statements.

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE TRANSITION PERIOD
ENDED DECEMBER 29, 1996 AND THE YEARS ENDED JUNE 30, 1996 AND 1995, AND 1994
--------------------------------------------------------------------------------

1.       GENERAL

         Cryomedical Sciences, Inc. ("CMS") is engaged in the research and development of products for use in the field of hypothermic (low-temperature) medicine by surgeons and radiologists in the United States and abroad. The Company is engaged in the development, manufacturing and marketing of cryosurgical devices used to freeze and destroy diseased tissue through the application of subfreezing temperatures and shipped the first such device in June 1992. Hypothermic blood substitute solutions also being developed by the Company may allow heretofore difficult or impossible surgical techniques to be performed and may be useful in increasing the period in which organs may be preserved for transplantation.

         CMS was organized November 5, 1987, as a Delaware corporation. On August 31, 1989, the Company completed the acquisition of Cryo Instruments, Inc. ("CII"), and CII became a wholly owned subsidiary of the Company. On December 19, 1996, the Company dissolved the CII subsidiary. Since inception and through June 30, 1992, the Company was a development stage company which did not generate any operating revenues and incurred cumulative losses of $9,861,102. In July 1992, the Company began generating revenue from the sale of its products. Management intends to fund operations including future research and development, primarily through the proceeds from sales of the Company's products and through other forms of financing.

         The Company has experienced recurring operating losses and continuing negative cash flows from business activities. Additionally, past and expected future revenue is based upon one singular technology, cryomedical devices used to freeze and destroy diseased tissue. There can be no assurance that this technology will continue to be attractive to the market or that procedures performed using the technology will be subject to reimbursement by public and private insurers. Specifically, in the past a preponderance of equipment sold was used in the field of urology and, in the current period, Medicare's Health Care Financing Administration ("HCFA") announced plans to continue a noncoverage policy in regard to cryoablation of the prostate. There can be no assurance that sales of urology products will continue at present levels because of the HCFA noncoverage policy. Finally, except from the proceeds from the sale of its products, the Company has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.

         The Company has assessed its current position and, in order to attempt to mitigate the effect of the HCFA noncoverage policy, has taken steps to increase the utilization of its technology in areas other than urology, including general surgery and gynecology. In attempting to achieve this goal, the Company spends significant resources to educate surgeons and healthcare professionals in formal training programs as to the uses and benefits of the Company's cryomedical technology and has developed focused technology for other cryosurgical applications. Additionally, in the current period, the Company enhanced its liquidity through a $1.9 million preferred stock offering (see Note 8) and has reduced its operating expenses. Finally, the Company has no significant long-term debt outstanding.

         These financial statements assume that the Company will be able to continue as a going concern. If the Company is unable to continue as a going concern, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the entity be unable to continue as a going concern.

2.       CHANGE IN FISCAL YEAR

         On July 25, 1996, the Board of Directors of the Company authorized a change in the Company's fiscal year from a period beginning July 1 and ending on June 30 to a variable period ending on the Sunday nearest to December 31. Such change was made to make Cryomedical Sciences, Inc.'s year end consistent with its quarterly accounting periods which, in the case of 52-week years, consists of two four week and one five week periods per quarter ending on a Sunday. In addition to conforming the Company's yearly and quarterly accounting periods, the change in Cryomedical Sciences, Inc.'s fiscal year conforms to an annual reporting period more closely associated with the calendar year, and to the fiscal years utilized by a majority of the public companies in the sales and manufacturing industries. This Form 10-K filing represents the six month transition period from June 30, 1996 to December 29, 1996. The following table states selected comparable data for the six month transition period ended December 29, 1996 and the previous year's comparable period.

                                               December 29, 1996                     December 31, 1995
                                               -----------------                     -----------------
                 Revenues                        $  2,224,541                         $   3,682,150
                 Gross Profits                   $  1,164,380                         $   2,042,474
                 Operating Loss                  $   (862,795)                        $  (1,007,777)
                 Net Loss                        $   (840,132)                        $  (1,003,497)

3.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include the accounts of Cryomedical Sciences, Inc., and, until dissolved on December 19, 1996, its wholly owned subsidiary Cryo Instruments, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Net Loss Per Share - Net loss per share is based on the weighted average number of common shares outstanding during the six month transition period ended December 29, 1996 and the years ended June 30, 1996, 1995, and 1994. No effect has been given to unexercised stock options and warrants because the effect would be antidilutive.

         Cash Equivalents - Cash equivalents consist primarily of interest-bearing bank certificates of deposit. The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

         Equipment and Leasehold Improvements - Furniture and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the lesser of the life of the asset or the remaining term of the lease. Equipment also includes cryosurgical systems on rent or on loan which are depreciated using the straight-line method over an estimated useful life of five years.

         Revenue Recognition - The Company receives revenue both from sales of products and from extended warranties. The Company generally recognizes revenue related to the sales of its products, primarily its cryosurgical systems and disposable probes, at the time of shipment. Revenue from extended warranties is deferred and recognized on a straight-line basis over the warranty contract periods. Sales to one major customer in the six month transition period ended December 29, 1996 were $70,142 and in the years ended June 30, 1996, 1995 and 1994 were $355,388, $886,664 and $2,910,827, respectively. The Company also receives revenue from the rent of cryosurgical systems which is recognized over the course of the non-cancelable lease term.

         Warranties - The Company generally warrants its cryosurgical systems for one year. The estimated cost to repair or replace systems under warranty is provided by charges to cost of sales in the period in which the system is shipped.

         Research and Development Costs - Research and development costs are expensed as incurred.

         Income Taxes - The Company accounts for income taxes using an asset and liability method which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between tax bases of assets and liabilities, and financial reporting amounts, based upon enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

         Recent Accounting Pronouncements - During 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", which is effective for years beginning
         after December 15, 1995.   This statement encourages, but does not
         require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The disclosure provisions of this statement have been adopted during the transition period ended December 29, 1996. These provisions require footnote disclosure of the proforma impact on net income (loss) and earnings (loss) per share of the compensation costs that would have been recognized if the fair value of all stock-based awards was recognized in the income statement. See Note 8.

         Reclassifications - Certain reclassifications of the prior year financial statements have been made to conform to the transition period presentation.

4.       SHORT-TERM INVESTMENTS

         Short-term investments at December 29, 1996 and June 30, 1996 and 1995, respectively, consist of interest-bearing certificates of deposit.

5.       INVENTORIES

         Inventories consist of the following:

                                                       December 29, 1996    June 30, 1996     June 30, 1995
                                                       -----------------    -------------     -------------
         Raw materials and purchased parts                 $1,068,645         $  838,531         $1,296,445
         Work in process                                      216,254            340,798            628,302
         Finished goods                                       586,402            737,596            789,090
                                                           ----------         ----------         ----------
                                                            1,871,301          1,916,925          2,713,837

         Less reserves                                       (180,000)          (180,000)          (139,011)
                                                           ----------         ----------         ----------
                                                           $1,691,301         $1,736,925         $2,574,826
                                                           ==========         ==========         ==========

6.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements consist of the following:

                                                      December 29, 1996     June 30, 1996     June 30, 1995
                                                      -----------------     -------------     -------------
         Leasehold improvements                           $  201,521         $   201,521        $  222,922
         Furniture and office equipment                      752,857             754,545           710,664
         Manufacturing and other equipment                 1,685,371           1,401,125         1,192,264
                                                          ----------         -----------       -----------
                                                           2,639,749           2,357,191         2,125,850
         Less accumulated
           depreciation and amortization                  (1,625,635)         (1,408,503)       (1,010,209)
                                                          ----------         -----------       -----------

                                                          $1,014,114         $   948,688        $1,115,641
                                                          ==========         ===========        ==========


         Furniture and office equipment includes assets under capital leases of $77,914 less accumulated amortization of $57,827 at December 29, 1996. Manufacturing and other equipment includes cryosurgical systems on rent of $224,949 and merchandise on loan of $187,087 at December 29, 1996.


7.       INCOME TAXES

         The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred tax assets and liabilities are as follows:

                                                      December 29, 1996      June 30, 1996      June 30, 1995
                                                      -----------------      -------------      -------------
         Accrued vacation                                 $   38,588           $   39,046       $   68,678
         Warranty reserve                                     30,176               41,000           95,778
         Extended warranties                                 212,252              350,873          653,074
         Inventory obsolescence reserve                       73,800               73,800           53,686
         Depreciation                                         78,378              (29,713)         (36,499)
         Tax loss carryforward                             7,936,120            7,377,546        7,051,997
         R&D credit                                          717,454              784,482          639,533
         Settlement of stockholder
           class action suit                                  -                    -               173,790
         Accrued severance                                    17,721               51,751           -
         Allowance for bad debt                                4,258               19,805           -
         Deferred rent                                        62,061               66,234           -
         Other                                                   170               (1,537)          (2,713)
         Less: valuation allowance                        (9,170,978)          (8,773,287)      (8,697,534)
                                                          ----------           ----------       ----------

         Net deferred                                     $   -                $    -           $   -
                                                          ==========           ==========       ==========


         The Company has not realized any taxable income since its inception and as of December 29, 1996, has net operating loss carryforwards for both federal and state tax purposes approximately as follows:

                        Year of                     Federal
                       Expiration                   and State
                       ----------                   ---------
                          2003                    $    76,000
                          2004                        472,000
                          2005                      1,747,000
                          2006                      2,523,000
                          2007                      4,505,000
                          2008                      5,893,000
                          2009                      1,433,000
                          2010                      1,562,000
                          2011                      5,131,000
                                                  -----------
                                                  $23,342,000
                                                  ===========




         The Company has research and development tax credit carryforwards of approximately $20,000 expiring in 2004, $42,000 expiring in 2005, $88,000 expiring in 2006, $125,000 expiring in 2007, $150,000 expiring in 2008, $114,000 expiring in 2009, $145,000 expiring in 2010 and
         $33,000 expiring in 2011.

         In the event of a significant change in the ownership of the Company, the utilization of such loss carryforwards could be substantially limited.


8.       STOCKHOLDERS' EQUITY

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

         On January 16, 1996 (the "Series C Preferred Stock Closing Date"), the Company consummated a private placement of 40 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"), pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The net proceeds of the offering totalled $1,910,000. Each share of Series C Preferred Stock was convertible into that number of shares of Common Stock as determined by dividing $50,000 by the Conversion Price. The Conversion Price was determined as follows: if the average of the closing bid prices for the Common Stock for the five (5) trading days immediately preceding the date upon which the holder of the Series C Preferred Stock transmitted a conversion notice to the Company (the "Average Bid Price") was $2.00 or less, then the Conversion Price equalled 82.5% of the Average Bid Price. If the Average Bid Price was $2.01 or more, then the Conversion Price equalled 80% of the Average Bid Price. The holders of the Series C Preferred Stock could convert up to one-half of their shares of Series C Preferred Stock commencing forty (40) days after the Series C Preferred Stock Closing Date, and the balance thereof commencing seventy-five (75) days after the Series C Preferred Stock Closing Date. Any share of Series C Preferred Stock outstanding on January 16, 1997 automatically would be converted on the same basis as the holder of such shares of Series C Preferred Stock could convert such shares pursuant to the provisions set forth above. 1,332,633 shares of Common Stock were issued pursuant to the conversion of all the shares of Series C Preferred Stock.

         On October 2, 1996, (the "Series D Preferred Stock Closing Date"), the Company consummated a private placement of 196 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The net proceeds of the offering totalled $1,924,935. Each share of Series D Preferred Stock was convertible into that number of shares of Common Stock as determined by dividing $10,000 by a price equal to 82.5% of the average of the closing bid prices for the Common Stock for the five (5) trading days immediately preceding the date upon which the holder of the Series D Preferred Stock transmitted a conversion notice to the Company. The holders of the Series D Preferred Stock could convert one-third of their shares of Series D Preferred Stock commencing forty (40) days after the Series D Preferred Stock Closing Date, up to an additional one-third of the Series D Preferred Stock commencing seventy-five (75) days after the Series D Preferred Stock Closing Date, and the balance thereof commencing one hundred (100) days after the Series D Preferred Stock Closing Date. Any share of Series D Preferred Stock outstanding on October 2, 1998 automatically would be converted on the same basis as the holder of such shares of Series D Preferred Stock could convert such shares pursuant to the provisions set forth above. In November 1996, 969,695 shares of Common Stock of the Company were issued in accordance with the terms of the first conversion of the preferred stock offering. Subsequently, in January 1997, the second and third Preferred Stock conversions of the offering, representing the remaining 156 shares of Series D Preferred Stock converted into 5,763,400 shares of Common Stock, completing the offering.

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

         The Company has also granted warrants to consultants and others who have provided, or will provide, services to the Company, at an exercise price per share equal to the market price of the Common Stock on the date of grant. The terms of such warrants have ranged from three to ten years with various vesting arrangements (see Note 10 regarding warrants granted to a director).

         In November 1996, the Company granted warrants to two consultants in connection with limited period consulting agreements. In total, the Company granted the consultants warrants to purchase 85,000 shares of Common Stock at $0.53 per share. The warrants had a grant date fair value of $0.28 per share of Common Stock, lapse after ten years and may be exercised one-third on the first anniversary of the grant, one-third on the second anniversary of the grant, and one-third on the third anniversary of the grant.

         The following table summarizes warrant activity for the six month transition period ended December 29, 1996 and each of the three years in the period ended June 30, 1996 with respect to warrants granted to consultants (excluding warrants granted to a director of the Company in connection with consulting services. See Note 10):

                            Transition Period          Fiscal Year         Fiscal Year            Fiscal Year
                                  Ended                   Ended               Ended                  Ended
                            December 29, 1996        June 30, 1996        June 30, 1995          June 30, 1994
                            -----------------      ------------------   ------------------     -----------------

                                            Wgtd.                Wgtd.                Wgtd.               Wgtd.
                                            Avg.                 Avg.                 Avg.                Avg.
                                            Exer.                Exer.                Exer.               Exer.
                              Shares        Price      Shares    Price    Shares      Price    Shares     Price
                              ------        -----      ------    -----    ------      -----    ------     -----
Outstanding at
beginning of year:            152,000       5.66       152,000   5.66     264,000     4.41     299,000    3.76

Granted:                       85,000       0.53             -                  -               82,000    3.30
Exercised:                          -       -                -             88,000     0.93      62,000    1.97
Terminated:                         -       -                -             24,000     9.25      55,000    1.97

Outstanding at end
of year:                      237,000       3.82       152,000   5.66     152,000     5.66     264,000    4.41

Warrants exercisable
at year end:                  145,000       5.83       145,000   5.83     118,666     5.93     177,333    4.03


The following table summarizes information about stock warrants outstanding at December 29, 1996:

Range of              Number                 Weighted
Exercise            Outstanding          Average Remaining     Weighted Average
Prices              at 12/29/96          Contractual Life       Exercise Price
--------            -----------          -----------------    ===================
 0.50 -2.00              85,000                 9.9                  0.53
 2.01 -4.00              37,000                 1.1                  2.29
 4.01 -6.00              45,000                 1.8                  4.13
 8.00 -9.25              70,000                 0.5                  8.43
                       --------                 ---                  ----
                        237,000                 4.2                  3.82
                       ========                 ===                  ====

                       Number Exercisable            Weighted Average
                          at 12/29/96                Exercise Price
                       ------------------            ----------------
                           145,000                        5.83

         Stock Compensation Plans

         The Company currently has two fixed option plans: the Cryomedical Sciences, Inc. 1988 Stock Option Plan and the 1993 Employee Purchase Plan. The 1988 Stock Option Plan was approved and adopted by the Board of Directors in July 1988. At the Plan's inception 1,100,000 shares of Common Stock were allotted for distribution to employees, including officers and directors of the Company. Options granted under the Plan are designated as incentive stock options (which may not be granted at less than the fair market value of the underlying shares at that date) or non-incentive stock options by the Board of Directors who also have discretion as to the persons to be granted the options, the number of shares subject to the options and the terms of the option agreements. The option vesting period is determined at the time of each grant, and all options expire a minimum of ten years from the grant date. Stock options generally vest over a three to four year period, with one-third to one-quarter of the shares becoming exercisable on each of the first three or four anniversaries of the grant date, respectively. The Plan was amended in July 1992 to increase the amount of options available for issuance by 500,000 to 1,600,000 and amended in June 1994 increasing the shares of Common Stock issuable by 600,000 to 2,200,000. Currently there are 401,416 shares of Common Stock available under the Plan.

         The following table provides information pertaining to stock options:


                            Transition Period        Fiscal Year          Fiscal Year            Fiscal Year
                                    Ended               Ended                Ended                  Ended
                            December 29, 1996      June 30, 1996        June 30, 1995          June 30, 1994

                                         Wgtd.                  Wgtd.                Wgtd.               Wgtd.
                                         Avg.                   Avg.                 Avg.                Avg.
                                         Exer.                  Exer.                Exer.               Exer.
                             Shares      Price       Shares     Price   Shares       Price    Shares     Price
Outstanding at
beginning of year:          1,931,650       3.01     1,890,334   3.01   1,914,234     3.12   1,389,734    3.87

Granted:                            -       -          884,950   2.28      49,800     3.18     815,500    2.67
Exercised:                          -       -          528,334   0.62           -     -              -    -
Terminated:                   242,400       4.48       315,300   4.92      73,700     6.18     291,000    5.47

Outstanding at end
of year:                    1,689,250       2.80     1,931,650   3.01   1,890,334     3.01   1,914,234    3.12

Stock options exercisable
at year end:                  800,475       3.32       852,900   3.68   1,239,584     2.65     660,084    2.63

The following table summarizes information about stock options outstanding at December 29, 1996:

Range of              Number                   Weighted
Exercise            Outstanding            Average Remaining     Weighted Average
Prices              at 12/29/96            Contractual Life       Exercise Price
------              -----------            ----------------       --------------
 1.68 -3.00           1,424,750                  7.8                   2.21
 3.01 -6.00             123,000                  7.2                   3.17
 6.01 -9.25             141,500                  5.4                   8.41
                     ----------                  ---                   ----
                      1,689,250                  7.6                   2.80
                     ==========                  ===                   ====


                Number Exercisable         Weighted Average
                   at 12/29/96             Exercise Price
                ------------------         ----------------
                    800,475                     3.32

         The 1993 Employee Stock Purchase Plan was adopted by the Board of Directors in August 1993, and made available 250,000 shares of Common Stock of the Company to be purchased voluntarily through payroll deductions of one to ten percent of base pay by participating employees (excluding directors and officers) of the Company through a series of Offerings. The Company will make six semi-annual Offerings to employees to purchase Common Stock under the Plan. The Offering periods have been from July 1 to the next succeeding December 31 and from January 1 to the next succeeding June 30. The first Offering commenced on July 1, 1994. Each employee at the completion of an offering is eligible to purchase Common Stock at 85% of its fair market value at either the beginning or end of the six-month offering, whichever is lower. The Plan currently has 212,475 shares available and will expire on June 30, 1997. Transactions related to the Plan are summarized as follows:

                                                              Weighted Average
                                                 Shares        Exercise Price
                                                 ------       -----------------
         Available at June 30, 1994
         Authorized                              250,000
         Exercised                                14,422          1 .913

         Available at June 30, 1995              235,578
         Exercised                                16,079          1 .957

         Available at June 30, 1996              219,499
         Exercised                                 7,024          1 .913

         Available at December 29, 1996          212,475

         The weighted average fair value of the stock options granted during the year ended June 30, 1996 was $1,353,153. No options were granted during the six months ended December 29, 1996. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used from grants in 1995-96: risk-free interest rate ranging from a high of 6.65% in May 1996 to a low of 5.60% in January 1996; expected dividend yield of 0%; expected life of five years and expected volatility ranging from 80-82%.

         The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee stock option and purchase plans. The compensation costs charged against income under the Company's plans were $2,371, $5,549, $4,135 and $0 for the six month transition period ended December 29, 1996 and the years ended June 30, 1996, 1995 and 1994, respectively. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net loss and loss per share for the six month transition period ended December 29, 1996 and the year ended June 30, 1996 would have been the pro forma amounts indicated below:

                                                             Transition period ended        Year ended
                                                                 December 29, 1996         June 30, 1996
                                                                 -----------------         -------------
         Net loss to common shareholders
             As reported                                             $   840,132               $ 3,404,247
             Pro forma                                               $ 1,142,141               $ 3,662,868

         Net loss per common and common equivalent share
             As reported                                               $ 0.03                   $ 0.13
             Pro forma                                                 $ 0.04                   $ 0.15

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


9.       EMPLOYEE BENEFIT PLAN

         The Company established a 401(k) savings plan effective as of July 1, 1992 covering all eligible employees. Company contributions are discretionary and none were made during the six month transition period ended December 29, 1996 or the years ended June 30, 1996, 1995 and 1994. The Company incurred $3,165, $6,189, $7,347 and $5,848 of plan administration expenses in the six month transition period ended December 29, 1996 and the years ended June 30, 1996, 1995 and 1994, respectively.


10.      RELATED PARTY TRANSACTIONS

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

         On May 7, 1996 the Company announced that the President and CEO had resigned. The severance package associated with this officer's resignation included a payout of $216,000 which has been expensed in the year ended June 30, 1996. Under the terms of the agreement, the former President and Chief Executive Officer's indebtedness to the Company totalling $55,800 will be deducted from the proceeds of the payout. The final terms of the agreement included the maintenance in full force and effect of the Proprietary Information and Invention Agreement between the former officer of the Company and the Non-Competition section of the former officer's Employment Agreement.

         In May 1993, the Vice President, Research and Development exercised options to purchase 20,000 shares of Common Stock of the Company. Under the terms of his employment contract, the Senior Vice President, Research and Development, borrowed funds from the Company to exercise the options, evidenced by a promissory note secured by the shares. The loan is for a period of five years with interest at the rate of 5% per annum. During the period ending December 29, the balance of $44,283 in principal and interest was forgiven and recorded as compensation expense to the Company.

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

         On May 24, 1996 a new President and Chief Executive Officer commenced his employment with the Company by signing an employment agreement through December 1999, which agreement included a grant of non-incentive stock options to purchase 750,000 shares of Common Stock at a price of $2.1875 per share. These options vest evenly over five years, commencing one year from employment. On December 29, 1996, the Company had advanced $30,000 to the President and Chief Executive Officer for travel expenses to be incurred in the course of business. As of March 27, 1997, there are no amounts currently outstanding.

         The Company paid consulting fees to two stockholders for consulting services. For the six month transition period ended December 29, 1996 and the years ended June 30, 1996, 1995 and 1994, these fees totaled $6,000, $128,655, $89,900 and $159,833, respectively.

         The Company paid $52,574, $77,735, $104,046 and $103,986 of legal fees in the six month transition period ended December 29, 1996 and the years ended June 30, 1996, 1995 and 1994, respectively, to a law firm in which a director and stockholder of the Company is a partner.

11.      COMMITMENTS AND CONTINGENCIES

         Since 1987, the Senior Vice President, Research and Development of the Company, has also been a Professor and the Director of the Center for Cryobiological Research at State University of New York at Binghamton ("SUNY"). In October 1993, the Company entered into an agreement with SUNY pursuant to which SUNY released the Company's Senior Vice President, Research and Development from undergraduate teaching responsibilities for the year ended June 30, 1994 in return for reimbursements totaling $39,000 for the fiscal year. The Company entered into similar agreements with

         SUNY for the years ending June 30, 1995 and 1996 in return for annual reimbursement totaling $39,000. During the transition period ended December 29, 1996, the Company made no payments to SUNY. In January 1997, the Company determined it would pledge a gift amount of $39,000, consisting of four quarterly payments of $9,750 in the name of the Senior Vice President for calendar 1997.

         The Company has funded research grants to various hospitals and individuals to conduct research, develop new medical procedures, or compile clinical data in connection with the use of AccuProbe Systems purchased from the Company. The following table summarizes the research grant activity to customers for the six month transition period ending December 29, 1996 and each of the three years in the period ended June 30, 1996:

                                             Number               Aggregate
                         Year             of Research              Value of
                        Ended                Grants               Grants ($)
                        -----           ---------------           ----------
                    June 30, 1994                3                  127,000
                    June 30, 1995               15                  549,000
                    June 30, 1996                2                   47,225
                  December 29, 1996              1                   15,000

         The Company is obligated by employee agreements over varying terms of one to five years for a total of $1,726,780.

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

         Future minimum lease payments for facilities and equipment at December 29, 1996, are as follows:

          Calendar Years                 Operating               Capital
            Ending 12/31,                  Leases                Leases
          ----------------               ----------             --------
                 1997                      349,575                10,526
                 1998                      354,333                     0
                 1999                      357,820                     0
                 2000                      120,622                     0
                 2001                            0                     0
                                        ----------             ---------
                                        $1,182,350                10,526
                                        ==========
        Less interest expense                                       (820)
                                                               ---------
        Capital lease obligation at December 29, 1996          $   9,706
                                                               =========

         Rental expenses for facilities and equipment for the six month transition period ended December 29, 1996 and the years ended June 30, 1996, 1995, and 1994 totaled $127,813, $568,331, $527,402 and
         $506,065, respectively.


12.      SIGNIFICANT FINAL QUARTER ADJUSTMENTS

         During the six month transition period ended December 29, 1996, the Company recorded certain costs totaling $231,295 related to increasing the allowance for doubtful accounts for estimated uncollectible receivables. The Company also wrote-off one receivable in the amount of $30,000.

13.      LITIGATION

         In November 1996, the Company filed suit against EndoCare, Inc. and ZhaoHua Chang in the Circuit Court for Montgomery County, Maryland (Case No. 161496). The lawsuit alleges, among other things, that EndoCare misappropriated trade secrets of Cryomedical Sciences, Inc., and that EndoCare tortiously interfered with the Company's contracts, its relationships with its employees, and Cryomedical Sciences, Inc.'s contractual and potential business relationships with customers. The lawsuit, which contains six counts, also alleges that Dr. Chang and EndoCare engaged in unfair competition against the Company and civil conspiracy, and that Dr. Chang, who was formerly employed as a Vice President of Cryosurgical Engineering by Cryomedical Sciences, Inc., breached contractual and fiduciary obligations owed to the Company by his employment by EndoCare, his retention and misuse of Cryomedical Sciences' confidential information, and his improper solicitation of the Company's employees to disclose trade secret information and/or to become employed by EndoCare. EndoCare and Dr. Chang have denied the allegations in the lawsuit. In March 1997, Dr. Chang filed a counter-suit in the Circuit Court for Montgomery County, Maryland (Case No. 161496-V) regarding numerous claims of a breach of contract by the Company. The lawsuit is in the early stages of discovery. The Company intends to defend this case vigorously.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

                                                                             Position and Offices
Name                                                   Age                     With the Company
----                                                   ---                   --------------------
Richard J. Reinhart, Ph.D.                              55                   President, Chief Executive Officer
                                                                             and Director

John G. Baust, Ph.D.                                    54                   Senior Vice President
                                                                             and Chief Scientific Officer

Alan F. Rich                                            44                   Vice President,
                                                                             Sales and Marketing

William A. Zenner                                       50                   Vice President,
                                                                             Manufacturing

Howard S. Breslow                                       57                   Director, Secretary

Sam Carl                                                65                   Director

J. Donald Hill                                          64                   Director

Robert A. Schoellhorn                                   68                   Director


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

         Howard S. Breslow has served as a director of the Company since July 1988. He has been a practicing attorney in New York City for more than 30 years and is a member of the law firm of Breslow & Walker, LLP, New York, New York, which firm serves as general counsel to the Company. Mr. Breslow currently serves as a director of Excel Technology, Inc., a publicly-held company engaged in the development and sale of laser products; FIND/SVP, Inc., a publicly-held company engaged in the development and marketing of information services and products; Vikonics, Inc., a publicly-held company engaged in the design and sale of computer-based security systems; and Lucille Farms, Inc., a publicly-held company engaged in the manufacture and marketing of dairy products.

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

         Robert A. Schoellhorn has been a director of the Company since September 1992. Since June 1994, Mr. Schoellhorn has been the owner of Marathon Coach, Inc., a privately held manufacturer of luxury motor coaches. Since August 1990, Mr. Schoellhorn has been retired from Abbott Laboratories, a publicly-held corporation engaged in the discovery, development, manufacture and sale of a broad and diversified line of human health care products and services. From 1973 to August 1990, Mr. Schoellhorn was employed by Abbott Laboratories, including as Chairman of the Board (1981 to March 1990), Chief Executive Officer (1979 to January 1990) and President (1976 to 1981). Mr. Schoellhorn currently serves as a director of SunPharm Corporation, a publicly held company engaged in the development of small molecule pharmaceutical products, and First Community Bank of the Desert in Southern California.

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


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the compensation for the Company's transition period and its last three completed fiscal years with respect to its Chief Executive Officer and to each of the Company's named executive officers. No officer of the Company received salary, commission and bonus payments in excess of $100,000 during the transition period ended December 29, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term Compensation
                                                                            ---------------------------------------
                                                 Annual Compensation                Awards                Payouts
                                         -------------------------------    -----------------------      ----------
                                                                            Restricted
                                                            Other Annual      Stock        Options/       LTIP        All Other
    Name and Principal        Fiscal     Salary     Bonus   Compensation     Award(s)       SARs         Payouts    Compensation
        Positions             Year(1)    ($) (2)     ($)        ($)            ($)         (#) (3)         ($)          ($)
--------------------------    -------    -------    -----   ------------    ----------     --------      -------    ------------
Richard J. Reinhart, Ph.D.    1996.5     75,481      -          -                -             -             -            -
  Current President, Chief    1996        9,712      - (5)      -                -          750,000          -            -
  Executive Officer and        -           -         -          -                -             -             -            -
  Director (4)                 -           -         -          -                -             -             -            -

John G. Baust, Ph.D.          1996.5     57,668      -          -                -             -             -           6,162 (6)
  Senior Vice                 1996      108,646      -          -                -             -             -            -
  President, Research         1995      104,429      -          -                -             -             -           9,243 (6)
  and Development             1994      108,927      -          -                -           50,000          -           8,234 (6)

Alan F. Rich                  1996.5     50,012      -        23,073             -             -             -            -
  Vice President,             1996       87,600      -        66,015             -             -             -            -
  Sales and Marketing         1995       94,417      -       132,596                           -             -            -
                              1994       76,667      -       158,818             -          100,000          -            -

---------------------------

  (1) The transition period is identified as Fiscal 1996.5 for purposes of this table.

  (2) Salaries for fiscal years 1995 and 1996 reflect 10% salary reductions for executive officers of the Company commencing April 1, 1995. Such salary reductions were reinstated in July 1996.

  (3) Options to acquire shares of Common Stock.

  (4) Dr. Reinhart's employment with the Company commenced in May 1996.

  (5) Dr. Reinhart's contract contains a potential bonus provision based upon a "percentage of pretax profits of the Company."

  (6) Consists of Company contributions made in Dr. Baust's name to the State University of New York at Binghamton.


                           COMPENSATION OF DIRECTORS


         Through June 1996, the Company compensated outside directors for their service in such capacity at an annual fee of $5,000 plus $1,000 for each Board meeting attended. As of January 15, 1997, it was determined that the Company would compensate Messrs. Breslow and Hill for board meetings held during the transition period and Board meetings held during 1997 with a grant of warrants to purchase 25,000 shares of Common Stock at an exercise price of $0.50. These options vest immediately and expire in ten years. In June 1994 three of the Company's outside directors (Messrs. Breslow, Carl and Schoellhorn) were each granted non-incentive options to purchase 50,000 shares of Common Stock at an exercise price of $2.125 per share and in April 1995, Mr. Pietraszek was granted non-incentive options to purchase 25,000 shares of Common Stock at an exercise price of $3.00 per share. In November 1995, Mr. Hill was granted non-incentive options to purchase 25,000 shares of Common Stock at an exercise price of $2.938 per share. During the period October 1995 through May 1996, Mr. Pietraszek was granted 2,500 non-incentive options per month at an exercise price ranging from $1.688 to $2.938.

                OPTION/SAR GRANTS IN SIX-MONTH TRANSITION PERIOD

         No stock options were granted to any of the named executive officers during the six-month transition period.

       AGGREGATED OPTION/SAR EXERCISES DURING SIX-MONTH TRANSITION PERIOD
                  AND TRANSITION PERIOD END OPTION/SAR VALUES

The following table provides information related to options exercised by each of the named executive officers during the six-month transition period ended December 29, 1996 and the number and value of options held at the end of the transition period. The Company does not have any outstanding stock appreciation rights. None of the options were in the money at period ended December 29, 1996.

                                                                                                   Value of Unexercised
                                                               Number of Unexercised                   In-the-Money
                                                                    Options/SARs                       Options/SARS
                                                              at Fiscal Year End (#)            at Fiscal Year End ($) (1)
                                                            --------------------------          ---------------------------
                            Shares Acquired     Value
   Name                     On Exercise (#)  Realized ($)    Exercisable Unexercisable          Exercisable   Unexercisable
----------                  ---------------  ------------    ----------- -------------          -----------   -------------
Richard J. Reinhart, Ph.D.          -              -                 -          750,000            -               -

John G. Baust, Ph.D.                -              -              330,000          -               -               -

Alan F. Rich                        -              -              100,000        30,000            -               -

----------------------------------

(1) The closing price for the Company's Common Stock as reported on the NASDAQ National Market System on December 27, 1996 was $0.313. Value is calculated on the basis of the difference between the option exercise price and $0.313 multiplied by the number of shares of Common Stock underlying the option.

----------------------------------

Employment Agreements

     In May 1996, the Company and Richard J. Reinhart, Ph.D. entered into an employment agreement through December 31, 1999 pursuant to which Dr. Reinhart was employed as President, Chief Executive Officer and a director of the Company. In accordance to his employment agreement, Dr. Reinhart was granted options to purchase 750,000 shares of Common Stock at an exercise price of $2.1875 per share pursuant to the Company's 1988 Stock Option Plan. The option vests one-fifth each year, for five years, commencing one year from employment. At December 29, 1996, Dr. Reinhart's salary was $150,000, and in addition to base salary, Dr. Reinhart is entitled to a bonus based upon a percentage of "pretax profits of the Company." Such bonus ranges from 10% for the period ended December 31, 1996 to 3% for 2001. In the event the term of the employment agreement is terminated for a reason other than death, disability, or discharge for cause or resignation, the Company is required to pay Dr. Reinhart as follows: (a) if such termination occurs within the first six months of the Employment Period, Dr. Reinhart shall be entitled to receive the salary due him up to the date of termination and (b) if termination occurs after the initial six months, Dr. Reinhart shall be entitled to the salary due him for
(i) the balance of his Employment Period, (ii) a period of two and a half years, or (iii) until subsequently employed, whichever is sooner; provided, however, Dr. Reinhart shall have an affirmative obligation to seek comparable employment and mitigate the Company's damages.

     In July 1990, the Company and John G. Baust, Ph.D. entered into a three year employment agreement (as amended in December 1991 and July 1993), automatically renewable for additional one year periods (absent notice to the contrary by either party). The agreement provides that Dr. Baust shall retain his affiliation with the State University of New York at Binghamton, where he is the Director of the Center for Cryobiological Research. During the transition period ended December 29, 1996, the Company made no payments to SUNY. In January 1997, the Company determined it would pledge a gift amount of $39,000, consisting of four quarterly payments of $9,750 in the name of the Senior Vice President for calendar 1997. In accordance with Dr. Baust's employment agreement, in July 1990, Dr. Baust was granted an option to purchase an aggregate of 200,000 shares of Common Stock at $1.875 per share pursuant to the Company's 1988 Stock Option Plan. The option vested one-third each year for three years, commencing one year from the date of the agreement. Among other things, the employment agreement also provided for the Company to loan to Dr. Baust the funds required for the exercise of the options at the time of exercise. Such loans would be for terms of five years, accrue interest at a rate of 5% per annum and be secured by shares obtained from the option exercise. In accordance with the terms of the agreement, in May 1993 the Company lent $37,500 to Dr. Baust to exercise options to purchase 20,000 shares of Common Stock. At December 29, 1996, Dr. Baust's annual salary was $115,140.

     Alan F. Rich joined the Company in May 1992 as a regional sales manager. On March 1, 1994, the Company and Mr. Rich entered into a one year employment agreement, automatically renewable for additional one year periods (absent notice to the contrary by either party), pursuant to which Mr. Rich is employed as Vice President, Sales and Marketing, of the Company. At December 29, 1996, Mr. Rich's annual salary was $100,450, which salary is to increase each year to the extent of any cost of living increases based upon the Consumer Price Index increase for the immediate preceding year. In addition, Mr. Rich is entitled to commissions of up to 1% of the sales revenue of the Company. In accordance with the employment agreement, in March 1994, Mr. Rich was granted options to purchase 100,000 shares of Common Stock at $3.125 per share pursuant to the Company's 1988 Stock Option Plan. The options vest with respect to 20,000 shares after one year, an additional 25,000 shares after two years, an additional 25,000 shares after three years, and an additional 30,000 shares after four years.

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


CONSULTANTS

     Dr. Jeffrey Cohen was granted warrants to purchase 57,000 shares for his service during the fiscal year ended June 30, 1994, as a consultant. In November 1996, Dr. David Olive and Dr. Thomas Rutherford were granted 60,000 and 25,000 shares, respectively, for research to be conducted during 1997. At December 29, 1996, warrants to purchase 287,000 shares of Common Stock held by various consultants had been exercised, warrants to purchase 114,000 shares of Common Stock had expired and warrants to purchase 237,000 shares were outstanding.

     The Company has obtained the services of consultants to render advice with respect to various areas of the Company's research. Each of the consultants has entered into a one year consulting agreement with the Company (with the exception of Mr. Nicoletta, who has not had his contract renewed in January
1997), with automatic one year renewals (absent notice to the contrary by either party), and has either received warrants to purchase Common Stock or is entitled to cash compensation effective January 1997. Consultants related to the Solutions technology will be paid by the Company with monies secured by grants. There can be no assurance that the Company will continue to secure grant subsidized work in the future. No consultant has agreed to devote any specified amount of time to Company activities. The consultants of the Company (and the commencement dates of their consulting agreements) are as follows:

     Jeffrey K. Cohen, M.D., (December 1991), is Director, Division of Urology, Allegheny General Hospital in Pittsburgh, Pennsylvania, and Associate Professor of Surgery, Allegheny University.

     Alan Nicoletta (January 1995), President of ACN International, a consulting firm specializing in medical technologies, advises the Company with respect to the use of the Solutions.

     Robert Van Buskirk, Ph.D. (June 1993), Associate Professor of Biology, Binghamton University, advises the Company with respect to the use of the Solutions.

     David Olive, M.D. (November 1996), Director, Reproductive Endocrinology and Infertility, Yale University School of Medicine in New Haven, Connecticut.

     Thomas Rutherford, M.D. (November 1996), Assistant Professor, Gynecologic Oncology, Yale University School of Medicine in New Haven, Connecticut.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 29, 1996, certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, each named executive officer and all officers and directors of the Company as a group.

                                                             Amount and Nature of                  Percent
         Name (and Address of 5% Holder)                   Beneficial Ownership (1)                of Class
         -------------------------------                   ------------------------                --------
         Richard J. Reinhart  . . . . . . . . . . . .              750,000   (2)                     2.6%

         Howard S. Breslow  . . . . . . . . . . . . .              293,000   (3)                     1.0%

         Sam Carl  . . . . . . . . . . .  . . . . . .              345,600   (3)                     1.2%

         J. Donald Hill . . . . . . . . . . . . . . .               50,000   (4)                     *

         Robert A. Schoellhorn  . . . . . . . . . . .              243,000   (5)                     *

         Henry T. Pietraszek  . . . . . . . . . . . .               45,000   (6)                     *

         John G. Baust  . . . . . . . . . . . . . . .              350,000   (7)                     1.2%

         Alan F. Rich . . . . . . . . . . . . . . . .              135,500   (8)                     *

         D. H. Blair Investment Banking Corp. . . . .            1,840,950                           6.6%
         44 Wall Street, NY, NY 10005

         All officers and directors
          as a group (9 persons)  . . . . . . . . . .            2,262,452   (9)                     7.7%

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

         (7)  Includes an aggregate of 330,000 shares underlying stock options.

         (8)  Includes an aggregate of 130,000 shares underlying stock options.

         (9) Includes an aggregate 1,259,100 shares underlying options which the Company has granted to the four executive officers of the Company and an aggregate of 395,000 shares underlying options and warrants granted to five directors of the Company.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 218,000 shares of Common Stock of the Company and holds options to purchase an aggregate of 75,000 additional shares pursuant to stock options issued to him in October 1991. During the transition period ended December 1996, Breslow & Walker, LLP received legal fees of $52,574.

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

         In May 1993, in accordance with the terms of the employment agreement between the Company and John G. Baust, Ph.D., Vice President, Research and Development of the Company, the Company loaned $37,500 to Dr. Baust which Dr. Baust utilized to exercise stock options to purchase 20,000 shares of Common Stock of the Company for $1.875 per share, or a total purchase price of $37,500. The loan is for a term of five years, accrues interest at the rate of 5% per annum, and is secured by the shares obtained by the option exercise. During the period ending December 29, 1996 the balance of $44,283 in principal and interest was forgiven and recorded as compensation expense to the Company.

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

         During the period October 1995 through May 1996, pursuant to a limited period consultancy agreement, the Company granted Hank Pietraszek non-incentive options to purchase 2,500 shares of Common Stock per month at an exercise price ranging from $1.688 to $2.938 per share. In addition, the Company paid Mr. Pietraszek during the year ended December 28, 1996, $13,000 for consulting services, per the agreement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

             (1)  Financial Statements

                  The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements on page 18.

              (2) Schedules

                  No Schedules are furnished as the information is presented elsewhere in this document or is inapplicable.

              (3) Exhibits

Exhibit
-------
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

    (o)              Severance Agreement, dated as of May 30, 1996, between the Company and J. J. Finkelstein.(9)

    (p)              Employment Agreement, dated as of May 24, 1996, between the Company and Richard J. Reinhart, Ph.D.(9)

21                   Cryo Instruments, Inc., a California corporation.

23                   Consent of Independent Auditors.

27                   Financial Data Schedule

       (b)           Reports on Form 8-K


--------------------------

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

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CRYOMEDICAL SCIENCES, INC.


Date:   April 10, 1997               By:  /s/Richard J. Reinhart
                                       -----------------------------------------
                                          Richard J. Reinhart, Ph.D.
                                          President and Chief Executive
                                          Officer (Principal Executive
                                          Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:   April 10, 1997                    /s/Richard J. Reinhart
                                       -----------------------------------------
                                          Richard J. Reinhart, Ph.D.
                                          Director


Date:   April 10, 1997                    /s/Howard S. Breslow
                                       -----------------------------------------
                                          Howard S. Breslow
                                          Director


Date:   April 10, 1997                    /s/Sam Carl
                                       -----------------------------------------
                                          Sam Carl
                                          Director


Date:   April 10, 1997                    /s/J. Donald Hill
                                       -----------------------------------------
                                          J. Donald Hill
                                          Director


Date:   April 10, 1997
                                       -----------------------------------------
                                          Robert A. Schoellhorn
                                          Director