Form 10-Q
period 1997-03-30
CRYOMEDICAL SCIENCES INC
filed 1997-05-12
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20459


                                   FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For The Quarterly Period Ended March 30, 1997              Commission File Number 0-18170
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

33,395,087 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of April 25, 1997.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 30, 1997


                                     INDEX


 Part I.     Financial Information                                                                     Page No.
                                                                                                       --------

             Item 1.   Financial Statements

                          Consolidated Balance Sheets at
                            March 30, 1997 and
                            December 29, 1996.                                                            3

                          Consolidated Statements of
                            Operations for the Three Months
                            ended March 30, 1997 and
                            March 31, 1996.                                                               4

                          Consolidated Statements of
                            Cash Flows for the Three Months
                            ended March 30, 1997 and
                            March 31, 1996.                                                               5

                          Notes to Consolidated Condensed
                            Financial Statements                                                         6-8

              Item 2.     Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations                                                   9-11


 Part II.     Other Information

              Item 1.     Legal Proceedings                                                              12

              Item 6.     Exhibits and Reports on Form 8-K                                               12


 Signatures                                                                                              13

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                        March 30,               December 29,
                                                                          1997                     1996
                                                                     --------------          ----------------
                 ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                        $   1,474,496              $  1,769,243
     Short-term investments                                                 110,150                   110,150
     Receivables - net allowance for doubtful accounts of $250,173
       and $246,908                                                       1,182,670                 1,374,814
     Inventories                                                          1,883,282                 1,691,301
     Prepaid expenses and other                                             159,666                    66,395
                                                                      -------------              ------------
         Total current assets                                             4,810,264                 5,011,903

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - less accumulated
     depreciation and amortization of $1,735,323 and $1,625,635           1,065,644                 1,014,114

OTHER ASSETS                                                                 18,727                    18,727
                                                                      -------------              ------------
                                                                      $   5,894,635              $  6,044,744
                                                                      =============              ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                            $   1,149,113              $  1,070,786
     Accrued vacation                                                       109,443                    94,947
     Customer deposits                                                       10,000                    10,000
     Deferred revenue                                                       127,083                   144,210
     Warranty reserves                                                       85,143                    97,600
     Extended warranties - current                                          321,801                   420,350
     Current portion of capital lease obligations and notes payable           2,063                     9,706
                                                                      -------------              ------------
         Total current liabilities                                        1,804,646                 1,847,599

EXTENDED WARRANTIES, net of current portion                                  55,899                    97,338
DEFERRED RENT                                                               102,349                   105,524
                                                                      -------------              ------------
         Total liabilities                                                1,962,894                 2,050,461
                                                                      -------------              ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001; authorized, 9,378,800
         shares; issued and outstanding, none                                -                         -
     Common Stock, par value $.001; authorized,
         50,000,000 shares; issued and outstanding,
         33,395,643 and 27,849,745 shares                                    33,396                    27,850
     Additional paid-in capital                                          30,512,709                30,483,765
     Accumulated deficit                                                (26,585,043)              (26,494,744)
     Unearned compensation                                                  (29,321)                  (22,588)
                                                                      -------------              ------------
             Total stockholders' equity                                   3,931,741                 3,994,283
                                                                      -------------              ------------

                                                                      $   5,894,635              $  6,044,744
                                                                      =============              ============

                See notes to consolidated financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                      Three months ended                Three months ended
                                                       March 30, 1997                    March 31, 1996
                                                   ---------------------             ---------------------
SALES & OTHER REVENUES                                  $    986,849                      $  2,026,593

COST OF SALES                                                344,492                         1,014,103
                                                        ------------                      ------------

GROSS PROFIT                                                 642,357                         1,012,490
                                                        ------------                      ------------

OPERATING EXPENSES:

         Research and development                            275,780                           313,027

         Sales and marketing                                 203,151                           592,954

         General and administrative                          269,698                           522,974
                                                        ------------                      ------------

TOTAL OPERATING EXPENSES                                     748,629                         1,428,955
                                                        ------------                      ------------

OPERATING LOSS                                              (106,272)                         (416,465)

INTEREST INCOME, net of
  interest expense                                            15,973                             3,797
                                                        ------------                      ------------

NET LOSS                                                $    (90,299)                     $   (412,668)
                                                        ============                      ============

WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                               32,213,987                        25,040,724
                                                        ============                      ============

NET LOSS PER SHARE                                      $     ( 0.00)                     $      (0.02)
                                                        ============                      ============



                See notes to consolidated financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                  Three months ended
                                                                           March 30,              March 31,
                                                                             1997                   1996
                                                                        --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                        $    (90,299)           $  (412,668)
                                                                         ------------            -----------

         Adjustments to reconcile net loss to
            net cash used in operating activities:
                 Depreciation and amortization                                109,688                105,916
                 Provision for bad debt                                         3,265                 -
                 Amortization of unearned compensation                         14,767                 -
         Changes in assets and liabilities:
                 Decrease (increase) in receivables                           188,879               (853,079)
                 (Increase) decrease in inventories                          (286,068)               369,160
                 Increase in prepaid expenses
                   and other assets                                           (93,271)               (56,678)
                 Decrease in warranty reserves                                (12,457)                (5,000)
                 Increase (decrease) in accounts payable, accrued
                   expenses, accrued vacation and deferred rent                64,876               (298,685)
                 Increase in customer deposits                                 -                      13,997
                 Decrease in extended warranties                             (139,988)             ( 230,750)
                                                                         ------------            -----------

                          Total Adjustments                                  (150,309)              (955,119)
                                                                         ------------            -----------

NET CASH USED IN OPERATING ACTIVITIES                                        (240,608)            (1,367,787)
                                                                         ------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment                                                (67,130)               (17,910)
                                                                         ------------            -----------

NET CASH USED FOR INVESTING ACTIVITIES                                        (67,130)               (17,910)
                                                                         ------------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes receivable from officers                            -                        (781)
         Common stock issued for cash                                          -                   1,910,000
         Issuance of shares for employee stock purchase plan                   12,991                 14,195
         Exercise of employee stock option                                     -                      -
                                                                         ------------            -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      12,991              1,923,414
                                                                         ------------            -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (294,747)               537,717

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              1,769,243                728,040
                                                                         ------------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  1,474,496            $ 1,265,757
                                                                         ============            ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest expense                                  $        746            $     2,708
                                                                         ============            ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
         Capitalization of inventories into equipment                    $     94,087            $    -
                                                                         ============            ===========



           See notes to consolidated condensed financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            FOR THE PERIODS ENDED MARCH 30, 1997 AND MARCH 31, 1996

A.    GENERAL

      Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of products for use in the field of low-temperature medicine.

      The Consolidated Balance Sheet as of March 30, 1997, the Consolidated Statements of Operations for the three month periods ended March 30, 1997 and March 31, 1996, and the Consolidated Statements of Cash Flows for the three month periods ended March 30, 1997 and March 31, 1996, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 30, 1997, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the six-month transistion period ended December 29, 1996 included in the Company's Annual Report on Form 10-K for the six-month transition period ended December 29, 1996.

      The results of operations for the period ended March 30, 1997 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 28, 1997.

B.    NET LOSS PER SHARE

      Net loss per share is based on the weighted average number of common shares outstanding during the three month periods ended March 30, 1997 and March 31, 1996. No effect has been given to unexercised stock options or warrants because the effect would be antidilutive.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            FOR THE PERIODS ENDED MARCH 30, 1997 AND MARCH 31, 1996

C.    INVENTORIES

      Inventories consist of the following:

                                                                  March 30, 1997            December 29, 1996
                                                                  --------------            -----------------
     Raw materials and purchased parts                            $ 1,233,201                $  1,068,645
     Work in process                                                  184,336                     216,254
     Finished goods                                                   645,745                     586,402
                                                                  -----------                ------------
                                                                    2,063,282                   1,871,301
     Less reserves                                                   (180,000)                   (180,000)
                                                                  -----------                ------------
                                                                  $ 1,883,282                $  1,691,301
                                                                  ===========                ============

D.   CONTINGENCIES

     In November 1996, the Company filed suit against EndoCare, Inc. and ZhoaHua Chang in the Circuit Court for Montgomery County, Maryland (Case No. 161496). The lawsuit alleges, among other things, that EndoCare misappropriated trade secrets of Cryomedical Sciences, Inc., and that EndoCare tortiously interfered with the Company's contracts, its relationships with employees, and Cryomedical Sciences, Inc.'s contractual and potential business relationships with customers. The lawsuit, which contains six counts, also alleges that Dr. Chang and EndoCare engaged in unfair competition against the Company and civil conspiracy, and that Dr. Chang, who was formerly employed as a Vice President of Cryosurgical Engineering by Cryomedical Sciences, Inc., breached contractual and fiduciary obligations owed to the Company by his employment by EndoCare, his retention and misuse of Cryomedical Sciences' confidential information, and his improper solicitation of the Company's employees to disclose trade secret information and/or to become employed by EndoCare. Cryomedical Sciences, Inc. has asserted that by accepting employment with EndoCare, Dr. Chang violated the covenant not to compete contained in his employment agreement with the Company. In an Order dated April 3, 1997, the Circuit Court of Montgomery County, Maryland has ordered a hearing on Cryomedical Sciences, Inc.'s motion seeking a preliminary injunction to enforce the covenant not to compete contained in the employment agreement between the Company and Dr. Chang. The hearing is scheduled for July 2, 1997, and the Court has ordered that certain limited discovery take place prior to that hearing. EndoCare and Dr. Chang have denied allegations in the lawsuit. In March 1997, Dr. Chang filed a counter-suit in the Circuit Court for Montgomery County, Maryland (Case No. 161496-V) regarding numerous claims of a breach of contract by the Company. The Company intends to defend this case vigorously.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            FOR THE PERIODS ENDED MARCH 30, 1997 AND MARCH 31, 1996

E.   TRANSACTIONS AFFECTING COMMON STOCK

     On January 2, 1997, the Company issued 37,730 shares of common stock, in connection with the Employee Stock Purchase Plan.

     In January 1997, the Company issued 5,508,168 shares of the Company's common stock at an average weighted price of $0.283 per share in connection with the completion of the October 2, 1996 sale of convertible preferred stock to foreign investors, for which the Company received $1,924,935 of net proceeds.

F.   NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," was recently issued by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted.

     SFAS No. 128 requires the company to compute and present a basic and diluted earnings per share. Had the Company computed net loss per share in accordance with SFAS No. 128 for the three months ended March 30, 1997, there would be no difference in the reported net loss per share.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Cryomedical Sciences, Inc.'s business activities focus primarily on manufacture and marketing related to its cryosurgical systems (the "AccuProbe"). The Company plans to continue to market its AccuProbe Systems in the various fields for which the original 400 series device received clearance from the FDA in April 1991 and the 500 series received FDA clearance in December 1995. In March 1997 the Company received FDA clearance for the AccuProbe 600 series and submitted a 510(k) application for the new Cryo-lite(R) family of hand held cryosurgical products. The CMS AccuProbe Systems are cleared for marketing in the fields of dermatology, general surgery, neurosurgery, thoracic surgery, ENT, gynecology, oncology, proctology and urology.

RESULTS OF OPERATIONS

     Sales and other operating revenues for the three months ended March 30, 1997 and March 31, 1996 totaled $986,849 and $2,026,593, respectively, representing a decrease of 51%. The Company's operating revenues in the three months ended March 30, 1997 included sales of 1 CMS AccuProbe System, disposable probes and other accessories. During this period, the Company's revenues also included the placement of 1 AccuProbe System through a consignment agreement. Sales for the three months ended March 31, 1996 included 7 AccuProbe Systems, in addition to disposable probes and other accessory products. The Company believes revenues in the three months ended March 30, 1997 reflect a decline in the number of AccuProbe Systems sold and fewer procedures performed using single-use AccuProbe accessories due primarily to lack of formal Medicare reimbursement for urologic cryosurgery. The Company hopes that the FDA clearance of the CMS AccuProbe 600 series and the FDA 510(k) submission of the Cryo-lite(R) hand-held cryosurgical products in March 1997 will increase system, disposable probe and other accessory revenue from current levels, although there can be no assurance in this regard. Through March 30, 1997, the Company has placed a total of 148 AccuProbe Systems since the product was introduced in June 1992.

     Gross Profits for all products for the three months ended March 30, 1997 totaled $642,357, or 65% of sales, compared to gross profits of $1,012,490, or 50% of sales, for the three months ended March 31, 1996. The gross profit percentage increased in the three months ended March 30, 1997, as compared to the comparable period of the prior fiscal year, due to a reduction in field service expenses and a favorable change in product mix.

     Research and development expenses for the three months ended March 30, 1997 totaled $275,780, a decrease of 12% compared to $313,027 for the comparable period of the prior fiscal year. Development expenses decreased due to reduction in headcount and development of smaller, less expensive products.

     Sales and marketing expenses for the three months ended March 30, 1997 totaled $203,151, a decrease of 66% compared to $592,954 for the comparable period of the prior fiscal year. Sales and marketing expenses decreased over the comparable period of the previous year due to reduced headcount and the associated reduction in travel and entertainment expenses.

     General and administrative expenses for three months ended March 30, 1997 totaled $269,698, a decrease of 48% compared to $522,974 for the comparable period of the prior fiscal year. General and administrative expenses decreased due to reductions in headcount, insurance premiums and the use of consultants.

     Despite a reduction in revenues, compared to the prior year's comparable period, the Company achieved decreases in operating expenses and increased gross profits from product cost reductions. As a result the Company sustained net losses of $90,299 for the three months ended March 30, 1997 compared to net losses of $412,668 in the comparable period of the prior fiscal year.

      Sales of the AccuProbe are increasingly affected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by some potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe System. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe for urological cryosurgery. Although no national payment guidelines for urological cryosurgery have been established by Medicare's Health Care Financing Administration ("HCFA"), the Company was advised in October 1996 that HCFA is planning to put into effect its Technology Advisory Committee's recommendation that a national noncoverage policy be adopted in regard to cryoablation of the prostate. It is the Company's understanding that HCFA is exploring the possibility of working with various agencies, including the American Urology Association, in establishing a nationwide randomized prospective clinical study to collect data on a comparative basis between cryosurgery and radiation therapies. The results of this study will provide the basis on which a future determination regarding Medicare reimbursement will be made. When insurance coverage is not available, patients may either elect to pay for treatment themselves or undergo traditional therapies which are covered by their insurers. Uncertainty and added efforts required for the Company's customers, or potential customers, to secure payment has constrained sales and utilization of AccuProbe systems to a large degree and may continue to do so until formal national coverage guidelines are established.

LIQUIDITY AND CAPITAL RESOURCES

      At March 30, 1997, the Company had cash, cash equivalents, and short-term investments totaling $1,584,646 and working capital of $3,047,057, as compared to $1,879,393 and $3,164,304, respectively, at December 29, 1996. The Company's cash and working capital positions decreased from December 29, 1996 due primarily to increases in inventory, purchases of equipment and the net loss of $90,299 sustained by the Company in the quarter ended March 30, 1997.

      Capital expenditures for leasehold improvements, and equipment totaled $161,217, including $94,087 in consignment and loaner AccuProbe Systems, in the three months ended March 30, 1997, compared to $56,252 and $0 respectively, in the comparable period of the prior fiscal year. The Company does not expect to spend more than $750,000 in total for additional equipment in the year ending December 28, 1997.

      The Company expects to incur expenditures over the next 12 months related to development, manufacturing and testing of its products and for sales and marketing efforts and other operating expenses. The Company's management assumes that sales for the remainder of the quarterly periods in 1997 may be less than the level experienced in comparable year ago periods and believes that its current cash and working capital position will be sufficient to fund the operations of the Company for the next 12 months, dependent, in part, on the level of sales and marketing activity engaged in by the Company, and the amounts of development funded by the Company. However, the Company expects to continue to reduce expenditures if necessary and to pursue various forms of short term financing to supplement working capital during the next 12 months and possibly additional equity financing. Except for the sale of its products, the Company currently has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.

                           CRYOMEDICAL SCIENCES, INC.
                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              In November 1996 the Company filed suit against EndoCare, Inc. and ZhoaHua Chang in the Circuit Court for Montgomery County, Maryland (Case No. 161496). The lawsuit alleges, among other things, that EndoCare misappropriated trade secrets of Cryomedical Sciences, Inc., and that EndoCare tortiously interfered with the Company's contracts, its relationships with employees, and Cryomedical Sciences, Inc.'s contractual and potential business relationships with customers. The lawsuit, which contains six counts, also alleges that Dr. Chang and EndoCare engaged in unfair competition against the Company and civil conspiracy, and that Dr. Chang, who was formerly employed as a Vice President of Cryosurgical Engineering by Cryomedical Sciences, Inc., breached contractual and fiduciary obligations owed to the Company by his employment by EndoCare, his retention and misuse of Cryomedical Sciences' confidential information, and his improper solicitation of the Company's employees to disclose trade secret information and/or to become employed by EndoCare. Cryomedical Sciences, Inc. has asserted that by accepting employment with EndoCare, Dr. Chang violated the covenant not to compete contained in his employment agreement with the Company. In an Order dated April 3, 1997, the Circuit Court of Montgomery County, Maryland has ordered a hearing on Cryomedical Sciences, Inc.'s motion seeking a preliminary injunction to enforce the covenant not to compete contained in the employment agreement between the Company and Dr. Chang. The hearing is scheduled for July 2, 1997, and the Court has ordered that certain limited discovery take place prior to that hearing. EndoCare and Dr. Chang have denied allegations in the lawsuit. In March 1997, Dr. Chang filed a counter-suit in the Circuit Court for Montgomery County, Maryland (Case No. 161496-V) regarding numerous claims of a breach of contract by the Company. The Company intends to defend this case vigorously.

Item 6.       Exhibits and Reports on Form 8-K

              (a)         Exhibits

                          (27)  Financial Data Schedule.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Cryomedical Sciences, Inc.
                             ---------------------------------------------------
                                                  (Registrant)





Date:   May 12, 1997                    /s/Richard J. Reinhart, Ph.D.
                             ---------------------------------------------------
                                         Richard J. Reinhart, Ph.D.
                                     President and Chief Executive Officer
                                      (Principal Executive Officer and
                                        Principal Financial Officer)