Form 10-Q
period 1997-06-29
CRYOMEDICAL SCIENCES INC
filed 1997-08-18
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459


                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For The Quarterly Period Ended June 29, 1997      Commission File Number 0-18170
                               -------------                             -------



                           CRYOMEDICAL SCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                       94-3076866
     (State of Incorporation)                        (IRS Employer I.D. Number)


                               1300 Piccard Drive
                                    Suite L105
                            Rockville, Maryland 20850
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

33,395,087 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of August 13, 1997.

                           CRYOMEDICAL SCIENCES, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 29, 1997


                                      INDEX


  Part I.   Financial Information                                       Page No.
                                                                        --------
            Item 1.    Financial Statements

                         Consolidated Balance Sheets at
                           June 29, 1997 and December 29, 1996.             3

                         Consolidated Statements of
                           Operations for the Three Months and Six
                           Months ended June 29, 1997 and
                           June 29, 1996.                                   4

                         Consolidated Statements of
                           Cash Flows for the Six Months
                           ended June 29, 1997 and
                           June 30, 1996.                                   5

                         Notes to Consolidated Condensed
                           Financial Statements                            6-8

             Item 2.     Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                      9-11


  Part II.   Other Information

             Item 1.     Legal Proceedings                                  12

             Item 4.     Submission of Matters to a Vote
                           of Security Holders                              12

             Item 6.     Exhibits and Reports on Form 8-K                   12


  Signatures                                                                13

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              June 29,            December 29,
                                                                                1997                  1996
                                                                            ------------          ------------

                  ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                              $    773,931          $  1,769,243
     Short-term investments                                                      110,150               110,150
     Receivables - net allowance for doubtful accounts of $250,173
       and $246,908                                                            1,137,811             1,374,814
     Inventories                                                               1,627,071             1,691,301
     Prepaid expenses and other                                                  156,803                66,395
                                                                            ------------          ------------
         Total current assets                                                  3,805,766             5,011,903

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - less accumulated
     depreciation and amortization of $1,836,163 and $1,625,635                1,078,616             1,014,114

OTHER ASSETS                                                                      18,727                18,727
                                                                            ------------          ------------
                                                                            $  4,903,109          $  6,044,744
                                                                            ============          ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                  $    864,709          $  1,070,786
     Accrued vacation                                                            115,547                94,947
     Customer deposits                                                            10,000                10,000
     Deferred revenue                                                            172,280               144,210
     Warranty reserves                                                            75,515                97,600
     Extended warranties - current                                               234,513               420,350
     Current portion of capital lease obligations and notes payable               10,114                 9,706
                                                                            ------------          ------------
         Total current liabilities                                             1,482,678             1,847,599

EXTENDED WARRANTIES, net of current portion                                       30,699                97,338
DEFERRED RENT                                                                     84,187               105,524
                                                                            ------------          ------------
         Total liabilities                                                     1,597,564             2,050,461
                                                                            ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001; authorized, 9,378,800
         shares; issued and outstanding, none                                       --                    --
     Common Stock, par value $.001; authorized,
         50,000,000 shares; issued and outstanding,
         33,395,643 and 27,849,745 shares                                         33,396                27,850
     Additional paid-in capital                                               30,534,209            30,483,765
     Accumulated deficit                                                     (27,222,535)          (26,494,744)
     Unearned compensation                                                       (39,525)              (22,588)
                                                                            ------------          ------------
              Total stockholders' equity                                       3,305,545             3,994,283
                                                                            ------------          ------------

                                                                            $  4,903,109          $  6,044,744
                                                                            ============          ============

                 See notes to consolidated financial statements.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three months ended                         Six months ended
                                          June 29, 1997          June 30, 1996        June 29, 1997         June 30, 1996
                                          -------------          -------------        -------------         -------------

SALES & OTHER REVENUES                     $    860,462          $  1,135,207          $  1,847,310          $  3,161,800

COST OF SALES                                   660,694             1,110,343             1,005,186             2,124,446
                                           ------------          ------------          ------------          ------------

GROSS PROFIT                                    199,768                24,864               842,124             1,037,354
                                           ------------          ------------          ------------          ------------

OPERATING EXPENSES:

        Research and development                318,638               465,110               594,418               778,137

        Sales and marketing                     245,957               580,246               449,107             1,173,200

        General and administrative              332,884               969,720               602,583             1,492,694
                                           ------------          ------------          ------------          ------------

TOTAL OPERATING EXPENSES                        897,479             2,015,076             1,646,108             3,444,031
                                           ------------          ------------          ------------          ------------

OPERATING LOSS                                 (697,711)           (1,990,212)             (803,984)           (2,406,677)

INTEREST INCOME, net of
  interest expense                               60,220                 2,130                76,193                 5,927
                                           ------------          ------------          ------------          ------------

NET LOSS                                   $   (637,491)         $ (1,988,082)         $   (727,791)         $ (2,400,750)
                                           ============          ============          ============          ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                         33,190,094            26,343,473            32,702,041            25,277,944
                                           ============          ============          ============          ============

NET LOSS PER SHARE                         $      (0.02)         $      (0.08)         $      (0.02)         $      (0.09)
                                           ============          ============          ============          ============

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                              Six months ended
                                                                                    June 29,                     June 30,
                                                                                     1997                          1996
                                                                                 -----------                   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                                $  (727,791)                  $(2,400,750)
                                                                                 -----------                   -----------

         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                      210,528                       180,987
                  Amortization of unearned compensation                               26,062                          --
                  Write-off of fixed assets                                             --                          29,023
         Changes in assets and liabilities:
                  Decrease (increase) in receivables                                 237,003                        69,896
                  (Increase) decrease in inventories                                 (71,196)                      472,657
                  Increase in prepaid expenses
                    and other assets                                                 (90,408)                       70,983
                  Decrease in warranty reserves                                      (22,085)                      (49,800)
                  Increase (decrease) in accounts payable, accrued
                    expenses, accrued vacation and deferred rent                    (178,336)                      477,097
                  Increase in customer deposits                                         --                         (40,000)
                  Decrease in extended warranties                                   (252,476)                     (468,363)
                                                                                 -----------                   -----------

                           Total Adjustments                                        (140,908)                      742,480
                                                                                 -----------                   -----------

NET CASH USED IN OPERATING ACTIVITIES                                               (868,699)                    1,658,270
                                                                                 -----------                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Maturities of short-term investments                                           --                          (4,761)
         Purchase of equipment                                                      (139,604)                      (22,105)
                                                                                 -----------                   -----------

NET CASH USED FOR INVESTING ACTIVITIES                                              (139,604)                      (26,866)
                                                                                 -----------                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes receivable from officers                                     --                            (937)
         Common stock issued for cash                                                   --                       1,910,000
         Issuance of shares for employee stock purchase plan                          12,991                        16,700
         Exercise of employee stock option                                              --                         282,204
                                                                                 -----------                   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             12,991                     2,207,967
                                                                                 -----------                   -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (995,312)                      522,831

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     1,769,243                       728,040
                                                                                 -----------                   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   773,931                   $ 1,250,871
                                                                                 ===========                   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $     1,392                   $     5,908
                                                                                 ===========                   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
         Capitalization of inventories into equipment                            $   135,426                   $      --
                                                                                 ===========                   ===========
         Issuance of warrants                                                    $    42,999                   $      --
                                                                                 ===========                   ===========



            See notes to consolidated condensed financial statements.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 29, 1997 AND JUNE 30, 1996


A.    GENERAL

      Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of products for use in the field of low-temperature medicine.

      The Consolidated Balance Sheet as of June 29, 1997, the Consolidated Statements of Operations for the three and six month periods ended June 29, 1997 and June 30, 1996, and the Consolidated Statements of Cash Flows for the six month periods ended June 29, 1997 and June 30, 1996, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 29, 1997, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the six-month transition period ended December 29, 1996 included in the Company's Annual Report on Form 10-K for the six-month transition period ended December 29, 1996.

      The results of operations for the period ended June 29, 1997 are not necessarily indicative of the operating results anticipated for the fiscal year ending December 28, 1997.

B.    NET LOSS PER SHARE

      Net loss per share is based on the weighted average number of common shares outstanding during the three and six month periods ended June 29, 1997 and June 30, 1996. No effect has been given to unexercised stock options or warrants because the effect would be antidilutive.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 29, 1997 AND JUNE 30, 1996


C.    INVENTORIES

      Inventories consist of the following:

                                               June 29, 1997     December 29, 1996
                                               -------------     -----------------

      Raw materials and purchased parts         $   946,782          $ 1,068,645
      Work in process                               279,084              216,254
      Finished goods                                580,584              586,402
                                                -----------          -----------
                                                  1,806,450            1,871,301
      Less reserves                                (179,379)            (180,000)
                                                -----------          -----------
                                                $ 1,627,071          $ 1,691,301
                                                ===========          ===========


D.    CONTINGENCIES

      In November 1996, the Company filed suit against EndoCare, Inc. and ZhoaHua Chang in the Circuit Court for Montgomery County, Maryland (Case No. 161496). The lawsuit alleges, among other things, that EndoCare misappropriated trade secrets of Cryomedical Sciences, Inc., and that EndoCare tortiously interfered with the Company's contracts, its relationships with employees, and Cryomedical Sciences, Inc.'s contractual and potential business relationships with customers. The lawsuit, which contains six counts, also alleges that Dr. Chang and EndoCare engaged in unfair competition against the Company and civil conspiracy, and that Dr. Chang, who was formerly employed as a Vice President of Cryosurgical Engineering by Cryomedical Sciences, Inc., breached contractual and fiduciary obligations owed to the Company by his employment by EndoCare, his retention and misuse of Cryomedical Sciences' confidential information, and his improper solicitation of the Company's employees to disclose trade secret information and/or to become employed by EndoCare. Cryomedical Sciences, Inc. has asserted that by accepting employment with EndoCare, Dr. Chang violated the covenant not to compete contained in his employment agreement with the Company. In an Order dated April 3, 1997, the Circuit Court of Montgomery County, Maryland has ordered a hearing on Cryomedical Sciences, Inc.'s motion seeking a preliminary injunction to enforce the covenant not to compete contained in the employment agreement between the Company and Dr. Chang. In the hearing which occurred on July 2, 1997, the Court issued a preliminary injunction against EndoCare, Inc.'s Vice President of Research and Development, Dr. Chang, and ordered Dr. Chang to terminate his employment with Endocare in any capacity, or any other entity in the research, development, production, marketing, sale or distribution of cryosurgical equipment in the United States, Canada, Europe and Taiwan, pending a full trial on

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 29, 1997 AND JUNE 30, 1996


      the merits of Cryomedical Sciences, Inc.'s lawsuit against EndoCare and Dr. Chang. The Company is currently seeking compensatory damages of $10,000,000 and punitive damages of $20,000,000 in the lawsuit.

      On June 2, 1997, the Company received notice that Concept Group, Inc. ("Concept"), a vendor of the Company, had filed suit against the company in the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 97-W-3803. Concept alleges amongst other things that on or about January 1995, the Company filed a patent application constituting a breach in the Development Agreement between Concept and the Company. The lawsuit, which contains seven counts, seeking approximately $3,000,000, alleges the patent application filing by Cryomedical Sciences, Inc. demonstrated a theft of proprietary information from the Plaintiff. Lastly, the Plaintiff believes and avers that shortly after January 1994 the Defendant embarked on a fraudulent scheme to place and cancel orders in an effort to financially ruin the Plaintiff and force early termination of the Development Agreement. The defendants have admitted no liability, believe the suits are completely without merit and will continue to defend the Company's position vigorously.


E.    NEW ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," was recently issued by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted.

      SFAS No. 128 requires the company to compute and present a basic and diluted earnings per share. Had the Company computed net loss per share in accordance with SFAS No. 128 for the three and six months ended June 29, 1997, there would be no difference in the reported net loss per share.

      In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" was issued, which is effective for fiscal years beginning after December 15, 1997. The Company will comply with all requirements no later than fiscal 1998.

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

RESULTS OF OPERATIONS

      Sales and other operating revenues for the three and six months ended June 29, 1997 totaled $860,462 and $1,847,310, respectively, compared to $1,135,207 and $3,161,800, respectively, for the comparable periods of the prior fiscal year, representing decreases of 24% and 42%, respectively. The Company believes revenues in the three and six months ended June 29, 1997 reflect a decline in the number of AccuProbe Systems sold and fewer procedures performed using single-use AccuProbe accessories due primarily to lack of formal Medicare reimbursement for urologic cryosurgery. The Company hopes that the FDA clearance of the CMS AccuProbe 600 series and the Cryo-lite(R) series hand-held cryosurgical products will increase system, disposable probe and other accessory revenue from current levels, although there can be no assurance in this regard. Through June 29, 1997, the Company has placed a total of 149 AccuProbe Systems since the product was introduced in June 1992.

      Gross Profits for all products for the three months ended June 29, 1997 totaled $199,768, or 23% of sales, compared to gross profits of $24,864, or 2% of sales, for the three months ended June 30, 1996. For the six months ended June 29, 1997, gross profits totaled $842,124 or 46% of sales compared to gross profits of $1,037,354, or 33% of sales, for the comparable period of the prior fiscal year. Gross profits as a percent of sales increased in the six months ended June 29, 1997, as compared to the comparable period of the prior fiscal year due to a change in the mix in product sales, and continued cost reduction measures by the Company.

      Research and development expenses for the three months ended June 29, 1997 totaled $318,638, a decrease of 31% compared to $465,110 for the comparable period of the prior fiscal year. Research and development expenses for the six months ended June 29, 1997, totaled $594,418, a decrease of 24%, compared to $778,137 in the comparable period of the prior fiscal year. Development expenses decreased due to reduction in headcount and development of smaller, less expensive products.

      Sales and marketing expenses for the three months ended June 29, 1997 totaled $245,957, a decrease of 58% compared to $580,246 for the comparable period of the prior fiscal year. Sales and marketing expenses for the six months ended June 29, 1997 totaled $449,107, a decrease of 62%, compared to $1,173,200 for the comparable period of the prior fiscal year. Sales and marketing expenses decreased over the comparable period of the previous year due to reduced headcount and the associated reduction in travel and entertainment expenses.

      General and administrative expenses for three months ended June 29, 1997 totaled $332,884, a decrease of 66% compared to $969,720 for the comparable period of the prior fiscal year. General and administrative expenses for the six months ended June 29, 1997 totaled $602,583, a decrease of 60% compared to $1,492,694 for the comparable period of the prior fiscal year. General and administrative expenses decreased due to reductions in headcount, insurance premiums and the use of consultants.

      Despite a reduction in revenues, compared to the prior year's comparable period, the Company achieved decreases in operating expenses and increased gross profits from product cost reductions, particularly in the first quarter of 1997. As a result the Company sustained net losses of $637,491 and $727,791, respectively, for the three and six months ended June 29, 1997 compared to net losses of $1,988,082 and $2,400,750 in the comparable periods of the prior fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

      At June 29, 1997, the Company had cash, cash equivalents, and short-term investments totaling $884,081 and working capital of $2,323,088, as compared to $1,879,393 and $3,164,304, respectively, at December 29, 1996. The Company's cash and working capital positions decreased from December 29, 1996 due primarily to purchases of equipment, reduction in accounts receivable and the net loss of $727,791 sustained by the Company in the six months ended June 29, 1997.

      Capital expenditures for leasehold improvements, and equipment totaled $275,030, including $135,426 in consignment and loaner AccuProbe Systems, in the six months ended June 29, 1997, compared to $56,252 and $0 respectively, in the comparable period of the prior fiscal year. The Company does not expect to spend more than $750,000 in total for additional equipment in the year ending December 28, 1997.

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

                           CRYOMEDICAL SCIENCES, INC.
                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

      In November 1996 the Company filed suit against EndoCare, Inc. and ZhoaHua Chang in the Circuit Court for Montgomery County, Maryland (Case No. 161496). The lawsuit alleges, among other things, that EndoCare misappropriated trade secrets of Cryomedical Sciences, Inc., and that EndoCare tortiously interfered with the Company's contracts, its relationships with employees, and Cryomedical Sciences, Inc.'s contractual and potential business relationships with customers. The lawsuit, which contains six counts, also alleges that Dr. Chang and EndoCare engaged in unfair competition against the Company and civil conspiracy, and that Dr. Chang, who was formerly employed as a Vice President of Cryosurgical Engineering by Cryomedical Sciences, Inc., breached contractual and fiduciary obligations owed to the Company by his employment by EndoCare, his retention and misuse of Cryomedical Sciences' confidential information, and his improper solicitation of the Company's employees to disclose trade secret information and/or to become employed by EndoCare. Cryomedical Sciences, Inc. has asserted that by accepting employment with EndoCare, Dr. Chang violated the covenant not to compete contained in his employment agreement with the Company. In an Order dated April 3, 1997, the Circuit Court of Montgomery County, Maryland has ordered a hearing on Cryomedical Sciences, Inc.'s motion seeking a preliminary injunction to enforce the covenant not to compete contained in the employment agreement between the Company and Dr. Chang. In the hearing which occurred on July 2, 1997, the Court issued a preliminary injunction against EndoCare, Inc.'s Vice President of Research and Development, Dr. Chang, and ordered Dr. Chang to terminate his employment with EndoCare in any capacity, or any other entity in the research, development, production, marketing, sale or distribution of cryosurgical equipment in the United States, Canada, Europe and Taiwan, pending a full trial on the merits of Cryomedical Sciences, Inc.'s lawsuit against EndoCare and Dr. Chang. The Company is currently seeking compensatory damages of $10,000,000 and punitive damages of $20,000,000 in the lawsuit.

      On June 2, 1997, the Company received notice that Concept Group, Inc. ("Concept"), a vendor of the Company, had filed suit against the company in the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 97-W-3803. Concept alleges amongst other things that on or about January 1995, the Company filed a patent application constituting a breach in the Development Agreement between Concept and the Company. The lawsuit, which contains seven counts, seeking approximately $3,000,000, alleges the patent application filing by Cryomedical Sciences, Inc. demonstrated a theft of proprietary information from the Plaintiff. Lastly, the Plaintiff believes and avers that shortly after January 1994 the Defendant embarked on a fraudulent scheme to place and cancel orders in an effort to financially ruin the Plaintiff and force early termination of the Development Agreement. The defendants have admitted no liability, believe the suits are completely without merit and will continue to defend the Company's position vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

      On June 26, 1997, the Company held its Annual Meeting of Stockholders. The Stockholders voted on and approved the following:

      1. The election of the following individuals to serve as Directors until the next annual meeting and until their successors are duly elected and qualified:

                            Richard J. Reinhart, Ph.D.
                            Howard S. Breslow
                            J. Donald Hill

      2. The ratification of the selection by the Board of Directors of Deloitte & Touche to serve as Independent Auditors for the fiscal year ended December 28, 1997. In this connection, 27,309,837 shares were voted for ratification, 126,689 shares were voted against ratification, and 184,981 shares abstained.

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




                                              Cryomedical Sciences, Inc.
                                        ----------------------------------------
                                                      (Registrant)






Date: August 18, 1997                        /s/ Richard J. Reinhart, Ph.D.
                                        ----------------------------------------
                                               Richard J. Reinhart, Ph.D.
                                          President and Chief Executive Officer
                                            (Principal Executive Officer and
                                               Principal Financial Officer)