Form 10-Q
period 1997-09-28
CRYOMEDICAL SCIENCES INC
filed 1997-11-13
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20459

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 28, 1997           Commission File Number 0-18170
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

                               1300 Piccard Drive
                                   Suite L105
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

33,395,643 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of October 31, 1997.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 28, 1997

                                     INDEX

Part I.  Financial Information                                        Page No.
                                                                      --------
         Item 1.   Financial Statements

                    Consolidated Balance Sheets at
                     September 28, 1997 (unaudited)
                     and December 29, 1996                               3

                    Consolidated Statements of
                    Operations for the three months and nine
                     months ended September 28, 1997 and
                     September 30, 1996 (unaudited)                      4

                    Consolidated Statements of
                     Cash Flows for the nine months
                     ended September 28, 1997 and
                     September 30, 1996 (unaudited)                      5

                    Notes to Financial Statements                       6-8

         Item 2.    Management's Discussion and
                    Analysis of Financial Condition
                     and Results of Operations                         9-11

Part II. Other Information

         Item 1.    Legal Proceedings                                   12

         Item 6.    Exhibits and Reports on Form 8-K                    13

Signatures                                                              14

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                           September 28,               December 29,
                                                                               1997                        1996
                                                                           (unaudited)
ASSETS

Current assets
       Cash and cash equivalents                                      $            241,967       $          1,769,243
       Short term investments                                                      110,150                    110,150
       Receivables, net allowance for doubtful accounts                          1,005,793                  1,374,814
            of $250,173 and $246,908
       Inventories                                                               1,768,258                  1,691,301
       Prepaid expenses and other current assets                                   204,318                     66,395
                                                                       --------------------       --------------------

            Total current assets                                                 3,330,486                  5,011,903

Fixed assets, net accumulated depreciation and amortization                        970,420                  1,014,114
            of $1,944,359 and $1,625,635
Other assets                                                                        18,727                     18,727
                                                                       --------------------       --------------------

            Total assets                                              $          4,319,633       $          6,044,744
                                                                       ====================       ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable                                               $            306,368       $            360,659
       Accrued expenses                                                            532,296                    805,074
       Unearned revenues                                                           151,581                    154,210
       Warranty reserves                                                            31,800                     97,600
       Extended warranties - current portion                                        86,787                    420,350
       Capital leases - current portion                                             13,709                      9,706
                                                                       --------------------       --------------------

            Total current liabilities                                            1,122,541                  1,847,599
                                                                       --------------------       --------------------

       Extended warranties, net of current portion                                  83,238                     97,338
       Capital leases, net of current portion                                       46,679                     -
       Deferred rent                                                                33,381                    105,524
                                                                       --------------------       --------------------

            Total liabilities                                                    1,285,839                  2,050,461
                                                                       --------------------       --------------------

Stockholders' equity
       Preferred stock, $.001 par value per share,
         9,378,800 authorized; no shares issued                                     -                          -
       Common stock, par value $.001 per share,
         50,000,000 shares authorized; 33,395,643 and
         27,849,745 issued and outstanding, respectively                            33,396                     27,850
       Additional paid-in capital                                               30,534,210                 30,483,765
       Unearned compensation                                                       (39,525)                   (22,588)
       Accumulated deficit                                                     (27,494,287)               (26,494,744)
                                                                       --------------------       --------------------

            Total stockholders' equity                                           3,033,794                  3,994,283
                                                                       --------------------       --------------------

            Total liabilities and stockholders' equity                $          4,319,633       $          6,044,744
                                                                       ====================       ====================



  The accompanying notes are an integral part of these financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three months ended                          Nine months ended
                                              September 28,        September 30,           September 28,        September 30,
                                           --------------------------------------      ----------------------------------------
                                                  1997                  1996                   1997                  1996
                                                  ----                  ----                   ----                  ----
                                               (unaudited)                                 (unaudited)
Revenues                                   $       691,948       $       954,106       $      2,539,258       $      4,115,906

Cost of sales                                      412,958               471,787              1,418,144              2,596,233
                                            ---------------       ---------------       ----------------       ----------------

Gross profit                                       278,990               482,319              1,121,114              1,519,673

Expenses
      Research and development                     187,759               258,958                782,177              1,037,095
      Sales and marketing                          171,102               274,642                620,209              1,447,842
      General and administrative                   179,013               300,699                781,596              1,793,393
                                            ---------------       ---------------       ----------------       ----------------

Total expenses                                     537,874               834,299              2,183,982              4,278,330
                                            ---------------       ---------------       ----------------       ----------------

Operating loss                                    (258,884)             (351,980)            (1,062,868)            (2,758,657)
Interest income, net of interest expense           (12,868)                2,275                 63,325                  8,202
                                            ---------------       ---------------       ----------------       ----------------

Net loss                                   $      (271,752)      $      (349,705)      $       (999,543)      $     (2,750,455)
                                            ===============       ===============       ================       ================

Net loss per common share                  $         (0.01)      $         (0.01)      $          (0.03)      $          (0.11)
                                            ===============       ===============       ================       ================


Weighted average number
 of common shares outstanding                   33,395,643            26,674,501             33,090,589             25,277,944
                                            ===============       ===============       ================       ================



  The accompanying notes are an integral part of these financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine months ended
                                                                                September 28,         September 30,
                                                                              ----------------       ----------------
                                                                                     1997                   1996
                                                                                     ----                   ----
                                                                                  (unaudited)
Cash flows from operating activities:
       Net loss                                                              $       (999,543)      $     (2,750,455)

Adjustments to reconcile net loss to net
       cash used in operating activities:
             Depreciation and amortization                                            318,724                284,209
             Loss on disposal of fixed assets                                           -                     31,847
             Changes in operating assets and liabilities:
                  Decrease in receivables                                             369,021                349,014
                  (Increase) decrease in inventories                                  (76,957)               428,936
                  (Increase) decrease in prepaid and other current assets            (137,923)               125,279
                  Decrease in accounts payable                                        (54,291)              (121,471)
                  Decrease in accrued expenses                                       (272,778)               (31,103)
                  (Decrease) increase in unearned revenue                              (2,629)                69,674
                  Decrease in warranty reserves                                       (65,800)               (88,800)
                  Decrease in extended warranties                                    (347,663)              (660,125)
                  Increase (decrease) in capital leases                                50,682                (24,792)
                  (Decrease) increase in deferred rent                                (72,143)               142,929
                                                                              ----------------       ----------------

Net cash used in operating activities                                              (1,291,300)            (2,244,858)
                                                                              ----------------       ----------------

Cash flows from investing activities:
       Reinvestment of short term investments                                                                 (4,761)
       Purchase of equipment                                                         (275,030)              (127,543)
                                                                              ----------------       ----------------

Net cash used in investing activities                                                (275,030)              (132,304)
                                                                              ----------------       ----------------

Cash flows from financing activities:
       Proceeds from issuance of preferred stock                                        -                  1,959,935
       Issuance of shares for employee stock purchase plan                             12,991                 32,198
       Issuance of common stock                                                         -                  1,910,000
       Exercise of employee stock options                                               -                    282,204
       Increase in unearned compensation                                              (16,937)                 -
       Issuance of warrants                                                            43,000                  -
       Increase in notes receivable from officers                                       -                     (1,407)
                                                                              ----------------       ----------------

Net cash provided by financing activities                                              39,054              4,182,930
                                                                              ----------------       ----------------

Net (decrease) increase in cash and cash equivalents                               (1,527,276)             1,805,768

Cash and cash equivalents at beginning of period                                    1,769,243                728,040
                                                                              ----------------       ----------------

Cash and cash equivalents at end of period                                   $        241,967       $      2,533,808
                                                                              ================       ================



  The accompanying notes are an integral part of these financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS


A.       GENERAL

         Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of products for use in the field of low-temperature medicine.

         The Consolidated Balance Sheet as of September 28, 1997, the Consolidated Statements of Operations for the three and nine month periods ended September 28, 1997 and September 30, 1996, and the Consolidated Statements of Cash Flows for the nine month periods ended September 28, 1997 and September 30, 1996, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 28, 1997, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the six-month transition period ended December 29, 1996 included in the Company's Annual Report on Form 10-KT for the six-month transition period ended December 29, 1996.

         The results of operations for the three and nine month periods ended September 28, 1997 are not necessarily indicative of the operating results anticipated for the full year.

B.       NET LOSS PER SHARE

         Net loss per share is based on the weighted average number of common shares outstanding during the three and nine month periods ended September 28, 1997 and September 30, 1996. No effect has been given to unexercised stock options or warrants because the effect would be antidilutive.

C.       INVENTORIES

         Inventories consist of the following:

                                                       September 28, 1997                       December 29, 1996
                                                       ------------------                       -----------------
        Raw materials and purchased parts                  $   846,308                            $  1,068,645
        Work in process                                        389,337                                 216,254
        Finished goods                                         711,992                                 586,402
                                                           -----------                            ------------
                                                             1,947,637                               1,871,301
        Less reserves                                         (179,379)                               (180,000)
                                                           -----------                            ------------
                                                           $ 1,768,258                            $  1,691,301
                                                           ===========                            ============

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS


D.      CONTINGENCIES

        In November 1996, the Company filed suit against EndoCare, Inc. ("EndoCare") and ZhoaHua Chang in the Circuit Court for Montgomery County, Maryland (Case No. 161496). The lawsuit alleges, among other things, that EndoCare misappropriated trade secrets of the Company, and that EndoCare tortiously interfered with the Company's contracts, its relationships with employees, and the Company's contractual and potential business relationships with customers. The lawsuit, which contains six counts, also alleges that Dr. Chang and EndoCare engaged in unfair competition against the Company and civil conspiracy, and that Dr. Chang, who was formerly employed as a Vice President of Cryosurgical Engineering by the Company, breached contractual and fiduciary obligations owed to the Company by his employment by EndoCare, his retention and misuse of the Company's confidential information, and his improper solicitation of the Company's employees to disclose trade secret information and/or to become employed by EndoCare. The Company has asserted that by accepting employment with EndoCare, Dr. Chang violated the covenant not to compete contained in his employment agreement with the Company. In an Order dated April 3, 1997, the Circuit Court of Montgomery County, Maryland ordered a hearing on the Company's motion seeking a preliminary injunction to enforce the covenant not to compete contained in the employment agreement between the Company and Dr. Chang. In the hearing which occurred on July 2, 1997, the Court issued a preliminary injunction against EndoCare, Inc.'s Vice President of Research and Development, Dr. Chang, and ordered Dr. Chang to terminate his employment with EndoCare in any capacity, or any other entity in the research, development, production, marketing, sale or distribution of cryosurgical equipment in the United States, Canada, Europe and Taiwan, pending a full trial on the merits of the Company's lawsuit against EndoCare and Dr. Chang. On September 23, 1997, upon Dr. Chang's motion to dissolve or modify the Preliminary Injunction, the Circuit Court issued a bench ruling modifying the Preliminary Injunction against Dr. Chang. Although the Court has not yet issued a formal written Order, the Court stated that it would allow Dr. Chang to provide outside consulting services for EndoCare solely in connection with EndoCare's stent project as long as several safeguards are in place that would isolate Dr. Chang from EndoCare's cryosurgical activities. On October 17, 1997, EndoCare filed a Motion for Summary Judgment with the Court seeking the dismissal of the Company's claims against EndoCare. On November 3, 1997, the parties agreed to stay all proceedings pending the results of mediation efforts. The Company is currently seeking compensatory damages of $10,000,000 and punitive damages of $20,000,000 in the lawsuit.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS


        On June 2, 1997, the Company received notice that Concept Group, Inc. ("Concept"), a vendor of the Company, had filed suit against the Company in the U. S. District Court for the Eastern District of Pennsylvania, Civil Action No. 97-W-3803. Concept alleges, among other things, that on or about January 1995, the Company filed a patent application constituting a breach in the Development Agreement between Concept and the Company. The lawsuit, which contains seven counts, seeking approximately $3,000,000, alleges the patent application filing by the Company demonstrated a theft of proprietary information from Concept. Lastly, Concept alleges that shortly after January 1994 the Defendant embarked on a fraudulent scheme to place and cancel orders in an effort to financially ruin Concept and force early termination of the Development Agreement. The defendant has admitted no liability, believe the suits are completely without merit and will continue to defend the Company's position vigorously.

E.      NEW ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," was recently issued by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted.

        SFAS No. 128 requires the company to compute and present a basic and diluted earnings per share. Had the Company computed net loss per share in accordance with SFAS No. 128 for the three and nine months ended September 28, 1997, there would be no difference in the reported net loss per share.

        In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" was issued, which is effective for fiscal years beginning after December 15, 1997. The Company will comply with all requirements no later than fiscal 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

        The Company's business activities focus primarily on the manufacturing and marketing related to its cryosurgical systems. The AccuProbe(R) 450 was cleared by the FDA in April 1991, the AccuProbe(R) 530 and 550 were cleared in December 1995, the AccuProbe(R) 600 series was cleared in March 1997 and the Cryo-lite(R) series was cleared in July 1997. The Company plans to continue to market these systems in the various fields for which they received clearance from the FDA. The Company has a pending FDA 510(k) application to expand its indications for use (labeling) for the AccuProbe(R) system family.

        The Company is presently in the process of seeking funds for the purpose of commercializing its Hypothermosol(R) series of preservation solutions. Although the Company has contacted a number of parties who have expressed an interest in potentially providing such funding, there can be no assurance that such funding will be obtained.

RESULTS OF OPERATIONS

        Revenues for the three and nine months ended September 28, 1997 totaled $691,948 and $2,539,258, respectively, compared to $954,106 and $4,115,906, respectively, for the comparable periods of the prior year, representing decreases of 27% and 38%, respectively. The decrease in revenues in the three and nine months ended September 28, 1997 reflect a decline in the number of AccuProbe Systems and accessories sold. The Company believes this decline is due primarily to lack of formal Medicare reimbursement for urologic cryosurgery. The Company hopes that the FDA clearance of the CMS AccuProbe 600 series and the Cryo-lite(R) series hand-held cryosurgical products will increase system, disposable probe and other accessory revenue from current levels, although there can be no assurance in this regard. Through September 28, 1997, the Company has placed a total of 154 AccuProbe Systems since the product was introduced in June 1992.

        Gross profit for all products for the three months ended September 28, 1997 totaled $278,990, or 40% of sales, compared to gross profit of $482,319, or 51% of sales, for the three months ended September 30, 1996. For the nine months ended September 28, 1997, gross profit totaled $1,121,114, or 44% of sales, compared to gross profits of $1,519,673, or 37% of sales, for the comparable period of the prior year. Gross profit as a percent of sales changed in the three and nine month periods ended September 28, 1997 compared to the prior year due to changes in the mix of product sales.

        Research and development expenses for the three months ended September 28, 1997 totaled $187,759, a decrease of 27% compared to $258,958 for the comparable period of the prior year. Research and development expenses for the nine months ended September 28,

1997 totaled $782,177, a decrease of 25%, compared to $1,037,095 in the comparable period of the prior year. Development expenses decreased due to reduction in headcount, development of smaller, less expensive products and reversal of reserves no longer deemed necessary.

        Sales and marketing expenses for the three months ended September 28, 1997 totaled $171,102, a decrease of 38% compared to $274,642 for the comparable period of the prior year. Sales and marketing expenses for the nine months ended September 28, 1997 totaled $620,209, a decrease of 57%, compared to $1,447,842 for the comparable period of the prior year. Sales and marketing expenses decreased over the comparable period of the previous year due to reduced headcount and the associated reduction in travel and related expenses.

        General and administrative expenses for the three months ended September 28, 1997 totaled $179,013, a decrease of 40% compared to $300,699 for the comparable period of the prior year. General and administrative expenses for the nine months ended September 28, 1997 totaled $781,596, a decrease of 56% compared to $1,793,393 for the comparable period of the prior year. General and administrative expenses decreased due to reductions in headcount, insurance premiums, the use of consultants and reversal of reserves no longer deemed necessary.

        Despite a reduction in revenues, operating expenses as a percentage of revenues decreased 18 percentage points (from 104% to 86%) for the nine months ended September 28, 1997 compared to the nine month period in the prior year. The Company sustained net losses of $271,752 and $999,543, respectively, for the three and nine months ended September 28, 1997 compared to net losses of $349,705 and $2,750,455 in the comparable periods of the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 28, 1997, the Company had cash, cash equivalents, and short-term investments totaling $352,117 and working capital of $2,207,945, as compared to $1,879,393 and $3,164,304, respectively, at December 29, 1996. The Company's cash and working capital positions decreased from December 29, 1996 due primarily to purchases of equipment and the net loss of $999,543 sustained by the Company in the nine months ended September 28, 1997.

         Capital expenditures for leasehold improvements and equipment totaled $275,030, including $135,426 in consignment and loaner AccuProbe Systems, in the nine months ended September 28, 1997, compared to $56,252 and $0 respectively, in the comparable period of the prior year. The Company does not expect to spend more than $600,000 in total for equipment in the year ending December 28, 1997.

         The Company expects to incur expenditures over the next 12 months related to development, manufacturing and testing of its products and for sales and marketing efforts and other operating expenses. The Company's management assumes that sales for the remaining quarter in 1997 may be less than the level experienced in comparable year ago periods and believes that its current cash and working capital position, together with potential financing and possible additional cost cutting, will be sufficient to fund the operations of the Company for the next 12 months, dependent, in part, on the level of sales and marketing activity engaged in by the Company, and the amounts of development funded by the Company. However, the Company expects to continue to reduce expenditures if necessary and to pursue various forms of short term financing to supplement working capital during the next 12 months and possibly additional equity financing. Except for the sale of its products, the Company currently has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.

                           CRYOMEDICAL SCIENCES, INC.
                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           In November 1996 the Company filed suit against EndoCare, Inc. ("EndoCare") and ZhoaHua Chang in the Circuit Court for Montgomery County, Maryland (Case No. 161496). The lawsuit alleges, among other things, that EndoCare misappropriated trade secrets of the Company, and that EndoCare tortiously interfered with the Company's contracts, its relationships with employees, and the Company's contractual and potential business relationships with customers. The lawsuit, which contains six counts, also alleges that Dr. Chang and EndoCare engaged in unfair competition against the Company and civil conspiracy, and that Dr. Chang, who was formerly employed as a Vice President of Cryosurgical Engineering by the Company, breached contractual and fiduciary obligations owed to the Company by his employment by EndoCare, his retention and misuse of the Company's confidential information, and his improper solicitation of the Company's employees to disclose trade secret information and/or to become employed by EndoCare. The Company has asserted that by accepting employment with EndoCare, Dr. Chang violated the covenant not to compete contained in his employment agreement with the Company. In an Order dated April 3, 1997, the Circuit Court of Montgomery County, Maryland ordered a hearing on the Company's motion seeking a preliminary injunction to enforce the covenant not to compete contained in the employment agreement between the Company and Dr. Chang. In the hearing which occurred on July 2, 1997, the Court issued a preliminary injunction against EndoCare, Inc.'s Vice President of Research and Development, Dr. Chang, and ordered Dr. Chang to terminate his employment with EndoCare in any capacity, or any other entity in the research, development, production, marketing, sale or distribution of cryosurgical equipment in the United States, Canada, Europe and Taiwan, pending a full trial on the merits of the Company's lawsuit against EndoCare and Dr. Chang. On September 23, 1997, upon Dr. Chang's motion to dissolve or modify the Preliminary Injunction, the Circuit Court issued a bench ruling modifying the Preliminary Injunction against Dr. Chang. Although the Court has not yet issued a formal written Order, the Court stated that it would allow Dr. Chang to provide outside consulting services for EndoCare solely in connection with EndoCare's stent project as long as several safeguards are in place that would isolate Dr. Chang from EndoCare's cryosurgical activities. On October 17, 1997, EndoCare filed a Motion for Summary Judgment with the Court seeking the dismissal of the Company's claims against EndoCare. On November 3, 1997, the parties agreed to stay all proceedings pending the results of mediation efforts. The Company is currently seeking compensatory damages of $10,000,000 and punitive damages of $20,000,000 in the lawsuit.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 (27)     Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Cryomedical Sciences, Inc.
                                        -------------------------------------
                                                     (Registrant)

Date:   November 13, 1997

                                        -------------------------------------
                                               Richard J. Reinhart, Ph.D.
                                        President and Chief Executive Officer
                                           (Principal Executive Officer and
                                              Principal Financial Officer)