Form 10KSB40
period 1997-12-28
CRYOMEDICAL SCIENCES INC
filed 1998-04-13
CIK 834365

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                  FORM 10-KSB
(MARK ONE)
  [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

  [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 28, 1997
                                         -----------------

                         Commission file number 0-18170
                                                -------

                                ----------------

                           CRYOMEDICAL SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        94-3076866
          --------                                        ----------
    (State of Incorporation)                (IRS Employer Identification Number)

1300 PICCARD DRIVE, ROCKVILLE, MARYLAND                      20850
---------------------------------------                      -----
(Address of principal executive offices)                   (Zip Code)

                                ----------------

      Registrant's telephone number, including area code:   (301) 417-7070
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

         As of March 31, 1998, the aggregate market value of voting stock held by nonaffiliates of the registrant was $11,499,916.

         As of March 31, 1998, there were 33,454,302 shares of Common Stock (par value $.001 per share) outstanding.


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

         The Company has developed cryosurgical systems called the CMS AccuProbe(R) System (the "AccuProbe") and the CryoLite(R) Series ("CryoLite"). Both the AccuProbe and the CryoLite are sophisticated cryosurgical devices designed to freeze and destroy diseased tissue, including that which cannot be removed surgically or in which typical surgery offers extensive adverse side effects. The Company plans to utilize its AccuProbe and CryoLite in the various fields for which the devices have received clearance from the FDA.

         On July 25, 1996, the Board of Directors of the Company authorized a change in the Company's fiscal year from a period beginning July 1 and ending on June 30 to a variable period that usually ends on the last Sunday of the calendar year. Such change was made to make Cryomedical Sciences, Inc.'s year end consistent with its quarterly accounting periods which, in the case of 52-week years, consists of two four week and one five week periods per quarter ending on a Sunday. In addition to conforming the Company's yearly and quarterly accounting periods, the change in Cryomedical Sciences, Inc.'s fiscal year conforms to an annual reporting period more closely associated with the calendar year and, to the fiscal years utilized by a majority of the public companies in the sales and manufacturing industries.

         The Company completed initial development of the AccuProbe in 1992 and has marketed this system to hospitals, surgeons and radiologists in the United States and abroad. In addition to the AccuProbe, the Company sells single use probes and other disposables used with the AccuProbe and offers service warranty contracts. Although the CryoLite received FDA clearance in July 1997, no CryoLite devices have been shipped for commercial sale. Sales and other revenues totaled $3,571,386, $2,224,541, and $6,843,950 for the twelve month period ended December 28, 1997, the six-month period ended December 29, 1996, and the fiscal year ended June 30, 1996, respectively.

         The Company is also attempting to develop and commercialize a series of hypothermic preservative solutions (the "Solutions"). Some of these Solutions are designed to maintain the fluid and chemical balances of human organs while body temperature is significantly lowered. Other Solutions have been developed that may be utilized in preserving certain cells and tissues utilized by scientists in research labs and academic institutions. All of these Solutions continue to be tested in laboratory settings. Commercialization of certain Solutions is presently being contemplated for those markets not subject to the United States Food and Drug Administration (the "FDA") regulations through the Company's wholly owned subsidiary BioLife Technologies Inc. ("BioLife"), formed in 1998. At present, development of the Solutions for human organ transplantation is at the laboratory and preclinical stage. The Company is attempting to fund the continuing development of the Solutions through funds it is seeking from third party investors in its wholly owned subsidiary BioLife.

         The total research and development expenses of the Company for the twelve-month period ended December 28, 1997 were $1,293,470. For the six-month transition period ending December 29, 1996 total research and development expenses were $492,794, and for fiscal year ended June 30, 1996 they were $1,484,042.

         The Company was incorporated in Delaware in November 1987. On August 31, 1989, the Company completed the acquisition of Cryo Instruments, Inc. ("CII"), and CII became a wholly owned subsidiary of the Company. On December 19, 1996, the Company dissolved the CII subsidiary. Unless the context requires otherwise, references to the Company include CII up to the date of dissolution. The Company created a wholly owned subsidiary BioLife Technologies, Inc. in March of 1998. The Company's principal executive offices are located at 1300 Piccard Drive, Rockville, Maryland 20850, and its telephone number is (301) 417-7070.

CMS CRYOSURGICAL SYSTEMS

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


THE CMS ACCUPROBE SYSTEM AND CRYOLITE SERIES

         The Company has developed certain proprietary designs intended to make its cryosurgical instrumentation more efficient and more precise than previous cryosurgical instrumentation.

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

         In July 1997 the Company received FDA clearance for its CryoLite series of cryosurgical instrumentation. The CryoLite Series differs from the AccuProbe Systems in that CryoLite is capable of utilizing cryogens (refrigerants) other than liquid nitrogen. The AccuProbe was designed to use only liquid nitrogen as a cryogen.

         The backlog of orders at December 28, 1997 totaled $41,200, as compared to $4,804,994 at December 29, 1996. Back orders totaled $5,116,339 in June 1996. The change in the total back orders between December 29, 1996 and December 28, 1997 is due primarily to the discontinuance of the Company's relationship with its major distributor who had a blanket purchase order for both AccuProbe Systems and cryoprobes. The Company expects all of December 28, 1997 back order to generate revenues in the fiscal year ending December 1998.

         A substantial portion of the Company's revenue in each quarter results from orders received in that quarter. Generally, orders placed directly by customers are shipped within 30 days of the order date. Historically, the Company's backlog has not been a significant indicator of future sales. However, the Company now believes that its backlog, at any particular point in time, is fairly indicative of future sales.

HYPOTHERMIC PRESERVATIVE SOLUTIONS

BACKGROUND AND TECHNOLOGICAL OVERVIEW

         Lowering body temperature during certain surgical procedures helps to minimize the chance of damage to the patient's organs by reducing the patient's metabolic rate, thereby decreasing the patient's needs during surgery for oxygen and nutrients that normally flow through the blood. This is also true with respect to the preservation of individual organs and tissues to be used in transplant surgery during the interval between removal from the donor and transplant into the recipient.

         Grant subsidized research and development activities with respect to development of the Solutions for cell and tissue preservation have previously taken place at Allegheny-Singer Research Institute ("ASRI"), a subsidiary of Allegheny Health Services, Pittsburgh Pennsylvania and State University of New York at Binghamton ("SUNY"). The company continues to fund work at SUNY, but is not currently funding research at ASRI.

         The Solutions have not been fully tested nor has the regulatory clinical testing and approval process begun for human organ transplantation. Accordingly, there is no assurance that any of the proposed applications will prove viable in human surgical procedures. The Company anticipates that upon successful completion of funding it is seeking for its subsidiary, BioLife, clinical trials will begin to support FDA approval of the Solutions for purposes of human organ transplantation


THE SOLUTIONS

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


FUTURE PRODUCT DEVELOPMENT

         The Company's primary focus has been on the development and marketing of its cryosurgical instrumentation. The Company intends to continue development of its cryosurgical instrumentation as well as the Solutions. The development of the Solutions will be done with the funds the Company is seeking for its subsidiary BioLife.

         The Company contemplates that a variety of applications of hypothermic perservative solutions or other products for use in hypothermic medical procedures could ultimately be developed from the Solutions. The Company expects that any significant funding activities with respect to the Solutions would entail sales of equity securities in its subsidiary BioLife, which there can be no assurance of achieving.


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

         In January 1997, the Company entered into a Research Project Agreement with Dr. Robert van Buskirk of SUNY, pursuant to which Dr. van Buskirk conducted research at SUNY's Center for Cryobiological Research in Binghamton, New York, with respect to the Solutions. The Company had agreed to fund Dr. van Buskirk in the amount of $42,200 for research associated with the Solutions


MARKETS AND MARKETING

         The Company currently markets its AccuProbe system to hospitals, surgeons, and radiologists through its own sales department. The Company is currently signing contracts with independent contractors for purposes of selling and distributing the Company's product lines of cryosurgical instrumentation. The Company may also arrange with other third parties to market or distribute its products in the United States or other countries.

         The Company has expended significant resources educating surgeons and healthcare professionals in formal training programs as to the uses and benefits of the Company's cryosurgical instrumentation through both in-house educational seminars and practical applications outside the Company's training facility.

         Sales of the AccuProbe are increasingly affected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by some potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe system. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe for urological cryosurgery. Medicare's Health Care Financing Administration ("HCFA") put into effect its technology advisory committee's recommendation that a national non-coverage policy be adopted in regard to cryoablation of the prostate. It is the Company's understanding that HCFA is exploring the possibility of working with various agencies, including the American Urological Association, in setting up a nationwide randomized prospective clinical study to collect data on a comparative basis between cryosurgery and radiation therapies. The results of this study will provide the basis on which a future determination regarding Medicare reimbursement will be made. When insurance coverage is not available, patients may either elect to pay for treatment themselves or undergo traditional therapies that are covered by their insurers. The uncertainty and added efforts required for the Company's customers or potential customers to secure payment has constrained sales and utilization of AccuProbe systems to a large degree and may continue to do so until formal national coverage guidelines are established. There can be no assurance that such guidelines will be established or, if established, that reimbursement will be sufficient to encourage use of the AccuProbe System by hospitals and physicians.

          The American Urological Association ("AUA") now terms the use of cryosurgery in urology as "one of the methods of management of adenocarcinoma of the prostate." This position by the AUA may have a positive influence on the Company's efforts towards reimbursement, but there can be no assurance in this regard.


MANUFACTURING

          The Company's manufacturing operations are conducted at its facilities in Rockville, Maryland, and consist primarily of the purchase and quality control of materials, components and subassemblies, and the final assembly and testing of products including the AccuProbe System, the Cryolite Series, single-use probes and other accessory products. The Company presently uses third party vendors to manufacture certain parts and subassemblies of the AccuProbe System, the CryoLite Series, single-use probes and other accessory products. While the typical lead time required for suppliers varies depending upon the components, the quantity required, and other factors, the lead times in some cases can be as long as three months. However, because the Company typically purchases components in advance in anticipation of future orders, the Company is generally able to deliver AccuProbe systems within 30 days of its receipt of an order, and single-use probes and other accessory products immediately upon receipt of an order.

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


GOVERNMENTAL REGULATION

         The development, testing, manufacturing processes, record-keeping and reporting and marketing of the AccuProbe, CryoLite, the Solutions, and related instrumentation are regulated by the United States Food and Drug Administration (the "FDA") pursuant to the federal Food, Drug and Cosmetic ("FD&C") Act and in some instances, the Public Health Service ("PHS") Act, and similar health authorities in foreign countries. Product testing and marketing requires regulatory review and clearance or approval by the FDA. Companies producing FDA-regulated products also are subject to FDA inspection of records and manufacturing practices. Non-compliance with applicable requirements of the FDA or other government authorities can result in various administrative and legal remedies including fines, recalls, product seizure, injunction, import or export restrictions, refusal by FDA to approve product applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

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

         On October 31, 1996, the Company submitted to the FDA 510(k) premarket notification of a new model of the AccuProbe System (the 600 series). The new device represents evolutionary advances of the currently marketed AccuProbe, incorporating numerous technical refinements. In March 1997, the Company received 510(k) marketing approval from the FDA for the 600 series model of the AccuProbe System and will continue to market it in accordance therewith in the fields currently cleared by FDA.

         In the event the Company intends to test clinically, produce or market the Solutions for human organ transplantation, safety standards and mandatory premarketing review and approval procedures established by the FDA for drugs, medical devices, and biologicals must be satisfied. In general, manufacturers must prove a product is safe and effective. Drugs must obtain approval by means of a New Drug Application ("NDA"), biologicals by means of a Product License Application ("PLA") and Establishment License Application ("ELA"), and medical devices must obtain a marketing clearance or, for this product more likely, a Premarket Approval ("PMA"). The inability to obtain, or delays in obtaining, such approvals or clearances would materially adversely affect the Company's ability to commence marketing any products of its technology which may be developed.

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

         In December 1997 the FDA performed a General Manufacturing Practices ("GMP") audit at the Company's manufacturing facility. The Company was not cited for any deficiencies related to GMP for Medical Devices Regulations.


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

         With respect to the Company's cryosurgical instrumentation, the Company faces competition from other firms engaged in the business of developing or marketing cryosurgical devices. The Company is aware that such devices used to freeze tissue have been available for at least 20 years, although with limited market acceptance. Engaged in the business of developing, manufacturing and marketing of instruments used to freeze tissue are Endocare Incorporated and Frigitronics Incorporated, American companies; a German company, Erbe Incorporated and Candela Laser Corporation, an American company which distributes products manufactured by Spembly, an English company. The Company's cryosurgical instrumentation also competes with other techniques for destroying diseased tissue.

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

         Scientists and doctors performing research as consultants, can be expected to publish in journals or otherwise publish information concerning applications of the Company's technology. If it were determined that the Company's cryosurgical instrumentation or the Solutions do not offer unique technologies and that, in fact, the techniques employed by the Company's scientists were responsible for results of the Company tests and not the technologies contained in the Company's AccuProbe or the Solutions, then competitors of the Company who have developed products with similar properties may be able to duplicate the performance of the Company's cryosurgical instrumentation and Solutions by applying similar techniques.

         The Company expects competition to intensify with respect to the areas in which it is involved as technical advances are made and become more widely known.


EMPLOYEES

         The Company's business is highly dependent upon its ability to attract and retain qualified scientific, technical and management personnel. The Company had 33 full-time employees at December 28, 1997. The Company is not a party to any collective bargaining agreements.


ITEM 2.  PROPERTIES

         The Company's administrative, manufacturing and research and development facilities consist of approximately 21,000 square feet located in Rockville, Maryland. The Company rents these facilities under a five-year lease commencing in May 1995. Rental expense for facilities for the 12-month period ended December 28, 1997 totaled $227,607. At December 28, 1997, the monthly rental was $23,358. The Company believes that the current facilities are adequate for current needs and would be adequate for sales at approximately twice the level experienced in the twelve-month period ended December 28, 1997.


ITEM 3.  LEGAL PROCEEDINGS

         In November 1996, the Company filed suit against EndoCare, Inc., ("EndoCare") and ZhaoHua Chang in the Circuit Court for Montgomery County, Maryland (Case No. 161496). The lawsuit alleges, among other things that EndoCare misappropriated trade secrets of the Company, and that EndoCare tortuously interfered with the Company's contracts, its relationships with its employees, and the Company's contractual and potential business relationships with customers. The lawsuit, which contains six counts, also alleges that Dr. Chang and EndoCare engaged in unfair competition against the Company and civil conspiracy, and that Dr. Chang, who was formerly employed as a Vice President of Cryosurgical Engineering by the Company, breached contractual and fiduciary obligations owed to the Company by his employment by EndoCare, his retention and misuse of the Company's confidential information, and his improper solicitation of the Company's employees to disclose trade secret information and/or to become employed by EndoCare. EndoCare and Dr. Chang have denied the allegations in the lawsuit. In March 1997, Dr. Chang filed a counter-suit in the Circuit Court for Montgomery County, Maryland (Case No. 161496-V) regarding numerous claims of a breach of contract by the Company. An agreement in principle has been reached with Endocare to resolve this suit. The Company is presently waiting for Endocare to communicate with Dr Chang in regard to the terms and conditions of settlement. If these mediation efforts fail, the Company intends to pursue and defend this case vigorously.

         In June 1997, Concept Group, Inc. ('Concept") filed suit against the company in the United States District Court for the Eastern District of Pennsylvania. The Company successfully transferred venue to the United States District for the District of Maryland, Southern Division. The suit involves the manufacture of cryosurgical probes allegedly developed by Concept which are used in certain surgical procedures. Concept alleges that in December 1992 the parties entered into a confidentiality agreement regarding certain proprietary and technical information relating to the cryoprobe. Concept further alleges that in January 1994 the parties entered into a Development and Manufacturing Agreement ("Development Agreement") in which Concept was to perform vacuum brazing on the cryoprobe according to a detailed set of design specification. After a dispute arose regarding defects in the vacuum brazing process performed by Concept, the parties executed a release in August 1996 which discharged both parties from all business obligations to each other. Concept alleges that the Company violated the terms of the confidentiality agreement and the Development Agreement by subsequently applying for and receiving a United States patent on the cryoprobe. Concept contends it has a proprietary interest in the design of the cryoprobe. Further, Concept alleges that the Company fraudulently induced it into signing the release in order to secure the patent. Concept is demanding $1,500,000.00 plus costs and interest it claims it expended manufacturing the cryoprobes. The Company has denied all liability and damages, and intends to defend this matter. After evidence was found to show that the plaintiff failed to manufacture the probes in accordance with the design specification set out in the agreement, the Company filed a counterclaim against Concept. The counterclaim requests a judicial determination that the release was valid as well as damages for repairs to the cryoprobes due to the Concept's failure to conform with the design specifications set out in the agreement. Although the Company believes it has meritorious defenses and that the counterclaim asserts valid claims, no prediction concerning the ultimate outcome or amount or range of damages, if any, can be made at this time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         WHAT DO WE NEED HERE RELATIVE TO THE SHAREHOLDERS MEETING IN 1997

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

                                               Price Range
                                               -----------
                                        High                  Low
                                        ----                  ---
     Quarter Ended:
     -------------

             March 30, 1997            5/8                     9/16
             June 29, 1997             1/2                     1/2
             September 28, 1997        3/8                     3/8
             December 28, 1997         1/4                     3/16

             March 31, 1996            2 7/16                  1 5/8
             June 30, 1996             3 5/16                  2
             September 27, 1996        2 9/16                  1 9/16
             December 29, 1996         1 11/16                 9/32


HOLDERS

         As of March 31, 1998, there were XXXXX holders of record of the Common Stock.


DIVIDEND HISTORY AND POLICY

         The Company has never paid cash dividends on its Common Stock and does not anticipate that any cash dividends will be paid for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth-selected consolidated financial data for the transition period and for each of the full fiscal years in the five-year period ended December 28, 1997, including the six-months ended December 29, 1996. The financial data has been derived from the Company's consolidated financial statements, included elsewhere in this report. This data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.


                                           Year    Six Months
                                          Ended       Ended
                                       December 28 December 29              Year Ended June 30
                                       ----------- -----------  ------------------------------------------

                                                         (In Thousands, Except Per Share Data)

                                            1997       1996(1)    1996       1995        1994        1993
                                            ----       -------    ----       ----        ----        ----
Statement of Operations Data:
  Total Revenues                          $ 3,571     $ 2,225   $ 6,844     $13,594     $13,438    $ 5,876
  Gross Profit                              1,653       1,164     3,080       7,832       6,310      1,029
  Loss from Operations                    (1,657)       (863)   (3,414)     (1,812)     (2,658)    (6,837)
  Net Loss                                (1,590)       (840)   (3,404)     (2,231)     (2,637)    (6,588)

Per Share Data:
  Net Loss Per Share                       (0.05)      (0.03)    (0.13)      (0.09)      (0.12)     (0.29)

Balance Sheet Data (end of period):
  Working Capital                           1,588       3,164     2,279       3,722       5,116      4,975
  Total Assets                              3,879       6,045     5,814       8,403       9,106      8,353
  Long Term Notes, Capital
    Leases, and Other Obligations             140          10         5          23          31         11
  Accumulated Deficit                      28,085      26,495    25,655      22,250      20,020     17,383
  Stockholders' Equity                      2,460       3,994     2,849       3,982       5,323      5,642

(1) Effective July 1996, the Company's year-end was changed to the Sunday closest to December 31. Therefore, the Company's 1996 transition period ended on December 29, 1996.

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

         In March 1998 the Company created a wholly owned subsidiary, BioLife Technologies, Inc for the purposes of commercializing the company's preservative Solutions. The company is presently seeking funding for this subsidiary and although it has contacted a number of parties who have expressed an interest in potentially providing such funding, there can be no assurance that such funding will be obtained

         On July 25, 1996, the Board of Directors of the Company authorized a change in the Company's fiscal year from a period beginning July 1 and ending on June 30 to a variable period that usually ends on the last Sunday of the calendar. Such change was made to make the Company's year end consistent with its quarterly accounting periods which, in the case of 52-week years, consists of two four week and one five week periods per quarter ending on a Sunday. In addition to conforming the Company's yearly and quarterly accounting periods, the change in the Company's fiscal year conforms to an annual reporting period more closely associated with the calendar year and, to the fiscal years utilized by a majority of the public companies in the sales and manufacturing industries.


RESULTS OF OPERATIONS

         The company continues to have its revenues negatively influenced by the lack of reimbursement by HCFA in regard to cryoablation of the prostate and FDA's prohibition on the promotion of cryosurgical techniques that may be used in the uterus. The company has made reductions in expenses and personnel in an attempt to maintain its viability as an operating entity.

         Sales and other revenues for the year ended December 28, 1997, six months ended December 29, 1996, and Fiscal year 1996 are $3,571,386, $2,224,541, and $6,843,950, respectively. The decrease in revenue results from a decline in the number of AccuProbe systems sold and fewer procedures performed using single-use AccuProbe accessories due primarily to the lack of formal Medicare reimbursement for prostate cryosurgery.

         In view of the operating losses suffered by the Company and the level of the Company's current liquid resources (see "Liquidity and Capital Resources" below) the Company undertook certain actions to reduce expense levels. Such actions include staff reductions, a reduction in the amount of leased office space, reductions in the levels of research grants to outside facilities and reductions in other overhead expenses. The goal of these cost reduction measures is to reduce operating expenses to a level whereby the Company can achieve operating profits and a positive cash flow from operations. There can be no assurance of achieving these results.

         Gross profits for the for the year ended December 28, 1997, six months ended December 29, 1996, and Fiscal year 1996 are $1,652,784, $1,164,380 and
$3,079,828, respectively. Gross profits as a percentage of revenues in 1997 were 46%. The company can give no assurance that there will be a stabilization in gross profits as a percent of sales during the year ending December 27, 1998.

         Research and development expenses for the year ended December 28, 1997, six months ended December 29, 1996, and Fiscal year 1996 are $1,293,470, $492,794 and $1,484,042, respectively. The research and expense revenues for 1997 were incurred primarily in the development of the CryoLite series and other non liquid nitrogen based products.

         Sales and marketing expenses for the year ended December 28, 1997, six months ended December 29, 1996, and Fiscal year 1996 are $806,435, $658,416, and $2,439,636, respectively. The trend in reducing sales and marketing expenses is primarily due to decreased staffing and a reduced participation in marketing and trade shows.

         General and administrative expenses for year ended December 1997, six months ended December 29, 1996, and Fiscal year 1996 are $1,209,884, $875,965, and $2,570,604, respectively. This trend in reducing General and administrative expenses is primarily due to staff reductions and reduced professional and consultants fees.

         The Company sustained a net loss for the year ended December 1997, six months ended December 29, 1996, and Fiscal year 1996 in the amount of $1,589,993, $840,132, and $3,404,247, respectively. Although the Company continues to decrease its operating costs, the decrease in gross profits, due to significantly lower revenues, has resulted in continued annual net losses. The Company intends to continue reducing its operating expenses in view of the trend of continuing declines in revenues. There can be no assurance that with continued reductions in operating expenses, the Company will experience a net profit in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         At December 28, 1997, the Company had cash and cash equivalents totaling $124,000 and working capital of $1,588,368. The working capital of the Company was $3,164,304 and $2,279,406 at December 29, 1996 and June 30, 1996,
respectively. The Company's working capital position increased in the six months ended December 29, 1996 despite a six-month net loss of $840,132 due to the net proceeds of $1,924,935 obtained from the execution of a Reg "S" equity placement.

         On October 2, 1996 (the "Series D Preferred Stock Closing Date"), the Company consummated a private placement of 196 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The net proceeds of the offering totaled $1,924,935. Each share of Series D Preferred Stock was convertible into that number of shares of common Stock as determined by dividing $10,000 by a price equal to 82.5% of the average of the closing bid prices for the Common Stock for the five (5) trading days immediately preceding the date upon which the holder of the Series D Preferred Stock transmitted a conversion notice to the Company. The holders of the Series D Preferred Stock could convert one-third of their shares of Series D Preferred Stock commencing forty (40) days after the Series D Preferred Stock Closing Date, up to an additional one-third of the Series D Preferred Stock commencing seventy-five
(75) days after the Series D Preferred Stock Closing Date, and the balance thereof commencing one hundred (100) days after the Series D Preferred Stock Closing Date. Any share of Series D Preferred Stock outstanding on October 2, 1998 automatically would be converted on the same basis as the holder of such shares of Series D Preferred Stock could convert such shares pursuant to the provisions set forth above. In November 1996, 969,695 shares of Common Stock of the Company were issued in accordance with the terms of the first conversion of the preferred stock offering. Subsequently, in January 1997, the second and third Preferred Stock conversions of the offering, representing the remaining 156 shares of Series D Preferred Stock converted into 5,508,168 shares of Common Stock, completing the offering.

         On January 16, 1996 (the "Series C Preferred Stock Closing Date"), the Company consummated a private placement of 40 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"), pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The net proceeds of the offering totaled $1,910,000. Each share of Series C Preferred Stock was convertible into that number of shares of Common Stock as determined by dividing $50,000 by the Conversion Price. The Conversion Price was determined as follows: if the average of the closing bid prices for the Common Stock for the five (5) trading days immediately preceding the date upon which the holder of the Series C Preferred Stock transmitted a conversion notice to the Company (the "Average Bid Price") was $2.00 or less, then the Conversion Price equaled 82.5% of the Average Bid Price. If the Average Bid Price was $2.01 or more, then the Conversion Price equaled 80% of the Average Bid Price. The holders of the Series C Preferred Stock could convert up to one-half of their shares of Series C Preferred Stock commencing forty (40) days after the Series C Preferred Stock Closing Date, and the balance thereof commencing seventy-five
(75) days after the Series C Preferred Stock Closing Date. Any share of Series C Preferred Stock outstanding on January 16, 1997 automatically would be converted on the same basis as the holder of such shares of Series C Preferred Stock could convert such shares pursuant to the provisions set forth above. 1,332,633 shares of Common Stock were issued pursuant to the provisions set forth above.

         Capital expenditures for leasehold improvements, furniture and equipment totaled $447,020 in the year ended December 28, 1997 compared to $61,859 in the six months ended December 29, 1996 and $60,447 in the fiscal year ended June 30. The Company has budgeted $100,000 for additional equipment in the year ending December 27, 1998.

         The Company expects to incur expenditures over the next 12 months related to research, development, manufacturing and testing of its products, and for sales and marketing efforts and other operating expenses. The Company's management assumes that fiscal 1998 sales may be less than the level experienced in comparable periods of 1997 and 1996 and believes that its current cash and working capital position will be sufficient to fund the operations of the Company for 12 months, dependent, in part, on the level of sales and marketing activity engaged in by the Company and the amounts of research funded by the Company. However, the Company expects to reduce expenditures and to pursue various forms of short term financing and possibly additional equity financing to supplement working capital during fiscal 1997. Except for the proceeds from the sale of its products, the Company has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          CRYOMEDICAL SCIENCES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page Number
                                                                     -----------

Independent Auditor's Report                                              19

Balance Sheet                                                             20

Consolidated Statements of Operations                                     21

Consolidated Statements of Cash Flows                                     22

Consolidated Statements of Changes in Stockholders' Equity                23

Notes to Consolidated Financial Statements                                24

                          Independent Auditor's Report


To the Board of Directors and Stockholders of CRYOMEDICAL SCIENCES, INC.
Rockville, MD


We have audited the accompanying balance sheet of Cryomedical Sciences, Inc. as of December 28, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Cryomedical Sciences, Inc. at December 28, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative cash flows from operations. Additionally, the Company's revenue is based upon a singular technology which, in the principal area of use, the Medicare Health Care Financing Administration has adopted a policy of noncoverage which has had the effect of discouraging use by physicians that rely on Medicare funding for patients. These conditions raise substantial doubt as to the Company's ability to generate sufficient sales to enable it to realize its assets and continue as a going concern. Management's plans regarding these conditions are also discussed in Note 1. The financial statements do not include any adjustments that might be required as a result of the outcome of the uncertainty.

ARONSON, FETRIDGE & WEIGLE


Rockville, Maryland
March 18, 1998

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                                 BALANCE SHEET



                                                                                                     December 28,
                                                                                                         1997
                                                                                                         ----
ASSETS
------

Current assets
        Cash and cash equivalents                                                                  $       124,000
        Receivables, net allowance for doubtful accounts of $407,495                                       989,908
        Inventories                                                                                      1,654,106
        Prepaid expenses and other current assets                                                           98,030
                                                                                                   ----------------

                  Total current assets                                                                   2,866,044

Fixed assets, net accumulated depreciation and amortization of $2,032,959                                  994,296
Other assets                                                                                                18,727
                                                                                                   ----------------

                  Total assets                                                                     $     3,879,067
                                                                                                   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
        Accounts payable                                                                           $       533,674
        Accrued expenses                                                                                   428,324
        Unearned revenues                                                                                  135,262
        Warranty reserves                                                                                   50,598
        Extended warranties - current portion                                                               92,837
        Capital leases - current portion                                                                    36,981
                                                                                                   ----------------

                  Total current liabilities                                                              1,277,676
                                                                                                   ----------------

Long term liabilities
        Extended warranties, net of current portion                                                          4,500
        Capital leases, net of current portion                                                             103,106
        Deferred rent                                                                                       33,330
                                                                                                   ----------------

                  Total liabilities                                                                      1,418,612
                                                                                                   ----------------

Stockholders' equity
        Preferred stock, $.001 par value per share,
         9,378,800 authorized; no shares issued                                                               -
        Common stock, par value $.001 per share,
         50,000,000 shares authorized; 33,454,302 issued and outstanding                                    33,454
        Additional paid-in capital                                                                      30,551,263
        Unearned compensation                                                                              (39,525)
        Accumulated deficit                                                                            (28,084,737)
                                                                                                   ----------------

                  Total stockholders' equity                                                             2,460,455
                                                                                                   ----------------

                  Total liabilities and stockholders' equity                                       $     3,879,067
                                                                                                   ================



   The accompanying notes are an integral part of these financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Year ended             Six Months Ended               Year ended
                                                        December 28,              December 29,                  June 30,
                                                      ----------------          -----------------          -----------------

                                                             1997                       1996                      1996
                                                             ----                       ----                      ----
Revenues
      Product sales                                   $     2,348,909           $      1,631,936           $      5,652,403
      Services and other                                    1,222,477                    592,605                  1,191,547
                                                      ----------------          -----------------          -----------------

Total Revenue                                               3,571,386                  2,224,541                  6,843,950

Cost of sales
      Product sales                                         1,410,592                    763,890                  3,131,440
      Services and other                                      508,010                    296,271                    632,682
                                                      ----------------          -----------------          -----------------

Total cost of sales                                         1,918,602                  1,060,161                  3,764,122

Gross profit                                                1,652,784                  1,164,380                  3,079,828

Expenses
      Research and development                              1,293,470                    492,794                  1,484,042
      Sales and marketing                                     806,435                    658,416                  2,439,636
      General and administrative                            1,209,884                    875,965                  2,570,604
                                                      ----------------          -----------------          -----------------

Total expenses                                              3,309,789                  2,027,175                  6,494,282
                                                      ----------------          -----------------          -----------------

Operating loss                                             (1,657,005)                  (862,795)                (3,414,454)
Interest income, net of interest expense                       67,012                     22,663                     10,207
                                                      ----------------          -----------------          -----------------

Net loss                                              $    (1,589,993)          $       (840,132)          $     (3,404,247)
                                                      ================          =================          =================

Net loss per common share                             $         (0.05)          $          (0.03)          $          (0.13)
                                                      ================          =================          =================

Weighted average number
 of common shares outstanding                              33,158,999                 26,850,325                 25,277,944
                                                      ================          =================          =================



  The accompanying notes are an integral part of these financial statements.

                  CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 Year ended       Six Months Ended       Year ended
                                                                                December 28,        December 29,          June 30,
                                                                               --------------     ----------------    --------------

                                                                                     1997                  1996              1996
                                                                                     ----                  ----              ----
Cash flows from operating activities:
        Net loss                                                               $  (1,589,993)      $    (840,132)     $  (3,404,247)

Adjustments to reconcile net loss to net
        cash used in operating activities:
             Depreciation and amortization                                           420,993             234,849            398,294
             Provision for bad debt                                                  334,303             231,908             30,000
             Write-off of accounts receivable                                        (12,211)            (30,000)              -
             Forgiveness of loan to officer                                             -                 44,283               -
             Sale of rental equipment                                                 45,847                -                  -
             Write-off of fixed assets                                                  -                   -                29,023
             Loss on disposal of fixed assets                                           -                  3,797               -
             Changes in operating assets and liabilities:
                  Decrease (increase) in receivables                                  62,814              (7,354)         1,581,968
                  Decrease (increase) in inventories                                  37,195            (197,561)           637,984
                  (Increase) decrease in prepaid and other current assets            (31,635)            120,874            110,715
                  Increase (decrease) in accounts payable                            173,015             113,275           (685,050)
                  (Decrease) increase in accrued expenses                           (376,750)           (702,915)            65,896
                  (Decrease) increase in unearned revenue                            (18,948)             85,387             18,823
                  Decrease in warranty reserves                                      (47,002)             (2,400)          (148,000)
                  Decrease in extended warranties                                   (420,351)           (338,099)          (835,237)
                  (Decrease) increase in deferred rent                               (72,194)            (56,022)           157,856
                                                                               --------------      --------------      -------------

Net cash used in operating activities                                             (1,494,917)         (1,340,110)        (2,041,975)
                                                                               --------------      --------------      -------------

Cash flows from investing activities:
        Purchases of short term investments                                             -               (110,150)            (4,761)
        Maturities of short term investments                                         110,150             105,071               -
        Purchase of equipment                                                       (355,293)            (61,859)           (60,447)
                                                                               --------------      --------------      -------------

Net cash used in investing activities                                               (245,143)            (66,938)           (65,208)
                                                                               --------------      --------------      -------------

Cash flows from financing activities:
        Reg "S" Offering                                                                -              1,924,935               -
        Issuance of shares for employee stock purchase plan                           30,101              13,433             37,011
        Issuance of common stock                                                        -                   -             1,910,000
        Exercise of employee stock options                                              -                   -               326,304
        Increase in unearned compensation                                            (16,937)               -                  -
        Issuance of warrants                                                          43,000                -                  -
        Proceeds from notes payable                                                   57,310                -                  -
        Principal payments on capital leases and notes payable                       (18,656)            (12,948)           (31,082)
        Increase in notes receivable from officers                                      -                   -                (1,562)
                                                                               --------------      --------------      -------------

Net cash provided by financing activities                                             94,818           1,925,420          2,240,671
                                                                               --------------      --------------      -------------

Net (decrease) increase in cash and cash equivalents                              (1,645,243)            518,372            133,488

Cash and cash equivalents at beginning of period                                   1,769,243           1,250,871          1,117,383
                                                                               --------------      --------------      -------------

Cash and cash equivalents at end of period                                     $     124,000       $   1,769,243       $  1,250,871
                                                                               ==============      ==============      =============


Supplemental Cash Flow Information:
                  Cash paid for interest                                       $      23,160       $       4,853       $     15,392
                                                                               ==============      ==============      =============

Supplemental disclosure of noncash activity:
                  Lease equipment acquired under capital lease                 $      91,727       $        -          $       -
                                                                               ==============      ==============      =============


 The accompanying notes are an integral part of these financial statements.

                  CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                         Common stock              Convertible Preferred Stock
                                                                 ---------------------------     --------------------------------
                                                                   Shares            Amount          Shares            Amount
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                                           24,845,631  $       24,846            -                  -

Exercise of stock options                                           503,134             503            -                  -
Employee Stock Purchase Plan                                         16,079              16            -                  -
Reg "S" offering of Convertible Preferred Stock, net                   -               -             1,332,633          1,333
Conversion of Convertible Preferred Stock from Reg "S"            1,332,633           1,333         (1,332,633)        (1,333)
Shareholder suit settlement                                         175,549             175            -                  -
Interest on loan to officer                                            -               -               -                  -
Net loss                                                               -               -

---------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996                                           26,873,026          26,873            -                  -

Employee Stock Purchase Plan                                           7024               7            -                  -
Reg "S" offering of Convertible Preferred Stock, net                   -               -             196                  -
Conversion of Convertible Preferred Stock from Reg "S"              969,695             970          (40)                 -
Forgiveness of loan to officer                                         -               -               -                  -
Issuance of Warrants                                                   -               -               -                  -
Amortization of unearned compensation                                  -               -               -                  -
Net loss                                                               -               -               -                  -

---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                       27,849,745          27,850          156                  -

Employee Stock Purchase Plan                                         96,389              96            -                  -
Conversion of Convertible Preferred Stock from Reg "S"            5,508,168           5,508         (156)                 -
Issuance of Warrants                                                   -               -               -                  -
Amortization of unearned compensation                                  -               -               -                  -
Net loss                                                               -               -               -                  -

---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                       33,454,302  $       33,454            -                  -

=================================================================================================================================


                                                              Additional                                    Notes         Total
                                                               paid-in      Accumulated      Unearned     Receivable   stockholders'
                                                               capital        deficit      Compensation  from Officers   equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                                      $  26,248,915   $  (22,250,365)         -     $  (41,471)   $ 3,981,925

Exercise of stock options                                         325,801             -             -           -           326,304
Employee Stock Purchase Plan                                       36,995             -             -           -            37,011
Reg "S" offering of Convertible Preferred Stock, net            1,908,667                                                 1,910,000
Conversion of Convertible Preferred Stock from Reg "S"                -               -             -           -                 0
Shareholder suit settlement                                          (175)            -             -           -                 0
Interest on loan to officer                                           -               -             -         (1,562)        (1,562)
Net loss                                                              -         (3,404,247)                              (3,404,247)

------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996                                         28,520,203      (25,654,612)         -        (43,033)     2,849,431

Employee Stock Purchase Plan                                       15,797             -             -           -            15,804
Reg "S" offering of Convertible Preferred Stock, net            1,924,935             -             -           -         1,924,935
Conversion of Convertible Preferred Stock from Reg "S"               (970)            -             -           -                 0
Forgiveness of loan to officer                                       -                -             -         43,033         43,033
Issuance of Warrants                                               23,800             -        $ (23,800)       -                 0
Amortization of unearned compensation                                -                -            1,212        -             1,212
Net loss                                                             -            (840,132)         -           -          (840,132)

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                     30,483,765      (26,494,744)      (22,588)       -         3,994,283

Employee Stock Purchase Plan                                       30,006             -             -           -            30,102
Conversion of Convertible Preferred Stock from Reg "S"             (5,508)            -             -           -                 0
Issuance of Warrants                                               43,000             -          (20,408)       -            22,592
Amortization of unearned compensation                                -                -            3,471        -             3,471
Net loss                                                             -          (1,428,488)         -           -        (1,428,488)

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                  $  30,551,263   $  (27,923,232)    $ (39,525)       -       $ 2,621,960

====================================================================================================================================



 The accompanying notes are an integral part of these financial statements.

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         (A)   Organization

               Cryomedical Sciences, Inc. (the Company) is engaged in the research and development of products for use in the field of hypothermic (low-temperature) medicine by surgeons and radiologists in the United States and abroad. The Company is engaged in the development, manufacturing and marketing of cryosurgical devices used to freeze and destroy diseased tissue through the application of subfreezing temperatures. The first such device was shipped in June 1992. Hypothermic blood substitute solutions, also being developed by the Company, may allow heretofore difficult or impossible surgical techniques to be performed and may be useful in increasing the period in which organs may be preserved for transplantation.

               The Company was organized November 5, 1987, as a Delaware corporation. On August 31, 1989, the Company completed the acquisition of Cryo Instruments, Inc. ("CII"), and CII became a wholly owned subsidiary of the Company. On December 19, 1996, the Company dissolved the CII subsidiary. Since inception and through June 30, 1992, the Company was a development stage company which did not generate any operating revenues and incurred cumulative losses of $9,861,102. In July 1992, the Company began generating revenue from the sale of its products. Management intends to fund operations, including future research and development, primarily through the proceeds from sales of the Company's products and other forms of financing.

               The Company has experienced recurring operating losses and continuing negative cash flows from business activities.
         Additionally, past and expected future revenue is based upon one singular technology, cryomedical devices used to freeze and destroy diseased tissue. There can be no assurance that this technology will continue to be attractive to the market or that procedures performed using the technology will be subject to reimbursement by public and private insurers. Specifically, in the past, a preponderance of equipment sold was used in the field of urology and, during 1996, Medicare's Health Care Financing Administration ("HCFA") announced plans to continue a noncoverage policy in regard to cryoablation of the prostate. There can be no assurance that sales of urology products will continue at present levels because of the HCFA noncoverage policy. Finally, except for the proceeds from the sale of its products, the Company has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (A)   Organization (continued)

               The Company has assessed its current position and, in order to attempt to mitigate the effect of the HCFA noncoverage policy, has taken steps to increase the utilization of its technology in areas other than urology, including general surgery and gynecology. In attempting to achieve this goal, the Company spends significant resources to educate surgeons and healthcare professionals in formal training programs as to the uses and benefits of the Company's cryomedical technology and has developed focused technology for other cryosurgical applications. Additionally, during 1996, the Company enhanced its liquidity through a $1.9 million preferred stock offering (see Note 5)and has reduced its operating expenses. Finally, the Company has no significant long-term debt outstanding.

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

         (B)   Change in fiscal year

               On July 25, 1996, the Board of Directors of the Company authorized a change in the Company's fiscal year from a period beginning July 1 and ending on June 30 to a variable period that usually ends on the last Sunday of the calendar year. Such change was made to make Cryomedical Sciences, Inc.'s year end consistent with its quarterly accounting periods which, in the case of 52-week years, consists of two four week and one five week periods per quarter ending on a Sunday. In addition to conforming the Company's yearly and quarterly accounting periods, the change in Cryomedical Sciences, Inc.'s fiscal year conforms to an annual reporting period more closely associated with the calendar year, and to the fiscal years utilized by a majority of the public companies in the sales and manufacturing industries.

         (C)   Principles of Consolidation

               The financial statements include the accounts of Cryomedical Sciences, Inc., and, until dissolved on December 19, 1996, its wholly owned subsidiary Cryo Instruments, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (D)   Basic Net Loss Per Share

               In 1997, the Company adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share. The adoption of this Standard had no effect on current period or previously reported net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has incurred losses, fully diluted per share amounts are not presented.

         (E)   Cash Equivalents

               Cash equivalents consist primarily of interest-bearing bank deposits. The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. At times, the Company maintains cash balances which may exceed Federally insured limits. The Company does not believe that this results in any significant credit risk.

         (F)   Inventories

               Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

         (G)   Equipment and Leasehold Improvements

               Furniture and equipment are stated at cost and are depreciated using the straight-line method overestimated useful lives of three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the lesser of the life of the asset or the remaining term of the lease. Equipment also includes cryosurgical systems on rent or on loan which are depreciated using the straight-line method over an estimated useful life of five years.

         (H)   Revenue Recognition

               The Company receives revenue from sales of products, extended warranties and from the rental of Cryo Surgical Systems. The Company generally recognizes revenue related to the sales of its products, primarily its cryosurgical systems and disposable probes, at the time of shipment. Revenue from extended warranties is deferred and recognized on a straight-line basis over the warranty contract periods. Revenue from the lease of Cryo Surgical Systems is recognized over the course of the non-cancelable lease term.

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (I)   Warranties

               The Company generally warrants its cryosurgical systems for one year. The estimated cost to repair or replace systems under warranty is provided by charges to cost of sales in the period in which the system is shipped.

         (J)   Income Taxes

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

         (K)   Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (L)   Employee Stock Options

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

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (M)   Accounting Pronouncements

               In June 1997 the Financial Accounting Standard Board issued Statement of Financial Accounting No. 130 Reporting Comprehensive Income. This standard requires the reporting of the components of comprehensive income, which includes net income, and is effective for years beginning after December 15, 1997. The Company believes that had the standard been adopted for the year ended December 28, 1997, that the presentation would not differ significantly from the presentation contained in its Statement of Operations.

         (N)   Fair Value of Financial Instruments

               The fair value of the financial instruments included in the consolidated financial statements, except as otherwise discussed in the notes to financial statements, approximates their carrying value.

         (O)   Reclassifications

               Certain reclassifications of the prior year financial statements have been made to conform to the current period presentation.


NOTE 2. - INVENTORIES

Inventories consist of the following at December 28, 1997:

               Raw materials and purchased parts             $    859,674
               Work in process                                    243,431
               Finished goods                                     594,746
                                                             ------------
                                                                1,697,851
               Less:  Reserves                                    (43,745)
                                                             ------------
                                                             $  1,654,106
                                                             ============

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 3. - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 28, 1997:

         Leasehold improvements                                 $     201,521
         Furniture and office equipment                               769,535
         Manufacturing and other equipment                          2,056,199
                                                                -------------
                                                                    3,027,255
         Less accumulated depreciation and amortization            (2,032,959)
                                                                -------------
                                                                $     994,296
                                                                =============


NOTE 4. - INCOME TAXES

         The Company has not realized any taxable income since its inception and as of December 28, 1997, has net operating loss carryforwards for both federal and state tax purposes and research and development tax credit carryforwards for federal income tax purposes approximately as follows:

                                                  Net            R&D
          Year of                              Operating         Tax
         Expiration                              Losses        Credits
         ----------                         -------------   -------------

            2003                            $      76,000   $        -
            2004                                  472,000          20,000
            2005                                1,747,000          42,000
            2006                                2,523,000          88,000
            2007                                4,505,000         125,000
            2008                                5,893,000         150,000
            2009                                1,433,000         114,000
            2010                                1,562,000         145,000
            2011                                5,131,000          33,000
            2012                                1,600,000            -
                                            -------------   -------------

                Total                       $  24,942,000   $     717,000
                                            =============   =============

         At December 28, 1997, the Company has a deferred tax asset related primarily to the net operating loss carryforwards and the R&D tax credit carryforwards of approximately $10,200,000, against which the Company has provided an allowance for the full amount because management has determined that it is not more likely than not that the deferred tax assets will be realized.

         In the event of a significant change in the ownership of the Company, the utilization of such loss carryforwards could be substantially limited.

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 5 -  STOCKHOLDERS' EQUITY

         On January 16, 1996 (the "Series C Preferred Stock Closing Date"), the Company consummated a private placement of 40 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"), pursuant to Regulation S of the Securities Act of 1933, as amended. The net proceeds of the offering totaled $1,910,000. Each share of Series C Preferred Stock was convertible into that number of shares of Common Stock as determined by dividing $50,000 by the Conversion Price. The Conversion Price was determined as follows: if the average of the closing bid prices for the Common Stock for the five (5) trading days immediately preceding the date upon which the holder of the Series C Preferred Stock transmitted a conversion notice to the Company (the "Average Bid Price") was $2.00 or less, then the Conversion Price equaled 82.5% of the Average Bid Price. If the Average Bid Price was $2.01 or more, then the Conversion Price equaled 80% of the Average Bid Price. The holders of the Series C Preferred Stock could convert up to one-half of their shares of Series C Preferred Stock commencing forty (40) days after the Series C preferred Stock Closing Date, and the balance thereof commencing seventy-five (75) days after the Series C Preferred Stock Closing Date. Any share of Series C Preferred Stock outstanding on January 16,1997 automatically would be converted on the same basis as the holder of such shares of Series C Preferred Stock could convert such shares pursuant to the provisions set forth above. On that date, 1,332,633 shares of Common Stock were issued pursuant to the conversion provisions.

         On October 2, 1996, (the "Series D Preferred Stock Closing Date"), the Company consummated a private placement of 196 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") pursuant to Regulation S of the Securities Act of 1933, as amended. The net proceeds of the offering totaled $1,924,935. Each share of Series D Preferred Stock was convertible into that number of shares of Common Stock as determined by dividing $10,000 by a price equal to 82.5% of the average of the closing bid prices for the Common Stock for the five (5) trading days immediately preceding the date upon which the holder of the Series D Preferred Stock transmitted a conversion notice to the Company. The holders of the Series D Preferred Stock could convert one-third of their shares of Series D Preferred Stock commencing forty (40) days after the Series D Preferred Stock Closing Date, up to an additional one-third of the Series D Preferred Stock commencing seventy-five (75) days after the Series D Preferred Stock Closing Date, and the balance thereof commencing one hundred (100) days after the Series D Preferred Stock Closing Date. Any share of Series D Preferred Stock outstanding on October 2, 1998 automatically will be converted on the same basis as the holder of such shares of Series D Preferred Stock could convert such shares pursuant to the provisions set forth above. In November 1996, the Company issued 969,695 shares of Common Stock in accordance with the terms of the first conversion of the preferred stock offering. In January 1997, the second and third Preferred Stock conversions of the offering, representing the remaining 156 shares of Series D Preferred Stock were converted into 5,508,168 shares of Common Stock, completing the offering.

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 5 -  STOCKHOLDERS' EQUITY (CONTINUED)

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

         The Company has also granted warrants to consultants and others who have provided, or will provide, services to the Company, at an exercise price per share equal to the market price of the Common Stock on the date of grant. The terms of such warrants have ranged from three to ten years with various vesting arrangements (see Note 7 regarding warrants granted to a director).

         In November 1996, the Company granted warrants to two consultants in connection with limited period consulting agreements. In total, the Company granted the consultants warrants to purchase 85,000 shares of Common Stock at $0.53 per share. The warrants had a grant date fair value of $0.28 per share of Common Stock, lapse after ten years and may be exercised one-third each on the first, second, and third anniversary dates of the grant.

         In March 1997, the Company granted warrants to a consultant to the Company to purchase 50,000 shares of the Company's common stock at a price of $.53125. The fair value of the company's common stock at the date of the grant was $.375. The warrants are exercisable into 25,000 shares immediately with the remainder exercisable one-third on each of the first, second and third anniversary dates of the grant.

         In July 1997, the Company granted warrants to two consultants to the Company to purchase an aggregate of 80,000 shares (40,000 shares each) of common stock of the Company at a purchase price of $.50 per share. The fair value of the Company's common stock at the date of the grant was $.375. The warrants are exercisable one-third each on each of the first, second and third anniversary dates of the grant.

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 5 -  STOCKHOLDERS' EQUITY (CONTINUED)

         The following table summarizes warrant activity for the year ended December 28, 1997, the six month transition period ended December 29, 1996 and the year ended June 30, 1996 with respect to warrants granted to consultants excluding warrants granted to directors of the Company. (See Note 7):

                                                                 Transition Period
                                          Year Ended                   Ended                 Fiscal Year Ended
                                      December 28, 1997          December 31, 1996             June 30, 1996
                                  -------------------------- -------------------------- --------------------------
                                                 Wgtd. Avg.                Wgtd. Avg.                 Wgtd. Avg.
                                                   Exer.                      Exer.                      Exer.
                                     Shares        Price        Shares        Price        Shares        Price
                                  ------------  ------------ ------------  ------------ ------------  ------------

Outstanding at beginning of year       237,000  $   3.82          152,000  $   5.66          152,000  $   5.66
Granted                                130,000       .51           85,000      0.53             -          -
Exercised                                 -          -               -          -               -          -
Terminated                                -          -               -          -               -          -
Outstanding at end of year             367,000      2.65          237,000      3.82          152,000      5.66
Warrants exercisable at year end       198,333      5.16          145,000      5.83          145,000      5.8

         Stock Compensation Plans

         The Company currently has two fixed option plans: the Cryomedical Sciences, Inc. 1988 Stock Option Plan and the 1993 Employee Purchase Plan. The 1988 Stock Option Plan was approved and adopted by the Board of Directors in July 1988. At the Plan's inception 1,100,000 shares of Common Stock were allotted for distribution to employees, including officers and directors of the Company. Options granted under the Plan are designated as incentive stock options (which may not be granted at less than the fair market value of the underlying shares at that date) or non-incentive stock options by the Board of Directors who also have discretion as to the persons to be granted the options, the number of shares subject to the options and the terms of the option agreements. The option vesting period is determined at the time of each grant, and all options expire a minimum of ten years from the grant date. Stock options generally vest over a three to four-year period, with one-third to one-quarter of the shares becoming exercisable on each of the first three or four anniversaries of the grant date, respectively. The Plan was amended in July 1992 to increase the amount of options available for issuance by 500,000 to 1,600,000 and amended in June 1994 increasing the shares of Common Stock issuable by 600,000 to 2,200,000. Currently there are 401,416 shares of Common Stock available under the Plan.

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 5 -  STOCKHOLDERS' EQUITY (CONTINUED)

         The following table provides information pertaining to stock options:


                                                                     Transition Period
                                             Year Ended                    Ended                Fiscal Year Ended
                                          December 28, 1997          December 31, 1996            June 30, 1996
                                       --------------------------  -------------------------  -------------------------
                                                      Wgtd. Avg.                Wgtd. Avg.                 Wgtd. Avg.
                                                        Exer.                      Exer.                      Exer.
                                          Shares        Price         Shares       Price         Shares       Price
                                       ------------  ------------  ------------ ------------  ------------ ------------

Outstanding at beginning of year          1,689,250  $   3.32         1,931,650 $   3.01         1,890,334 $   3.01
Granted                                     400,000       .50              -         -             884,950     2.28
Exercised                                    96,389       .31              -         -             528,334     0.62
Terminated                                  149,261     12.80           242,400     4.48           315,300     4.92
Outstanding at end of year                1,843,600      2.12         1,689,250     2.80         1,931,650     3.01
Stock options exercisable at year end       999,350      2.56           800,472     3.32           852,900     3.68

         The following table summarizes information about stock options outstanding at December 28, 1997:

    Range of                     Number                 Weighted Average
    Exercise                   Outstanding                  Remaining                Weighted Average
     Prices               at December 29, 1996          Contractual Life              Exercise Price
------------------        --------------------          ----------------             ----------------

$    .50                           400,000                     9.0                       $     .50
     .51 -3.00                   1,252,000                     7.4                            2.16
    3.01 -6.00                     116,600                     7.0                            3.13
    6.01 -9.25                      75,000                     4.7                            8.51
                                 ---------                     ---                            ----
                                 1,843,600                     7.6                            2.12
                                 =========                     ===                            ====

                        Number Exercisable at          Weighted Average
                          December 29, 1997             Exercise Price
                        ---------------------          ----------------

                             999,350                         2.56

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 5 -  STOCKHOLDERS' EQUITY (CONTINUED)

         The 1993 Employee Stock Purchase Plan was adopted by the Board of Directors in August 1993, and made available 250,000 shares of Common Stock of the Company to be purchased voluntarily through payroll deductions of one to ten percent of base pay by participating employees (excluding directors and officers) of the Company through a series of Offerings. Each employee at the completion of an offering is eligible to purchase Common Stock at 85% of its fair market value at either the beginning or end of the six-month offering, whichever is lower. The Plan expired on June 30, 1997. Transactions related to the Plan are summarized as follows:

                                                           Weighted
                                                            Average
                                                           Exercise
                                                  Shares     Price
                                                 -------   --------

         Available at June 30, 1996              219,499
            Exercised                              7,024   $  1.913

         Available at December 29, 1996          212,475
            Exercised                               -          -

         The weighted average fair value of the stock options granted during the year ended June 30, 1997 was $1,353,153. No options were granted during the six months ended December 29, 1996. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used from grants in 1995-96: risk-free interest rate ranging from a high of 6.65% in May 1996 to a low of 5.60% in January 1996; expected dividend yield of 0%; expected life of five years and expected volatility ranging from 80-82%.

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 5 -  STOCKHOLDERS' EQUITY (CONTINUED)

         The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee stock option and purchase plans. The compensation costs charged against income under the Company's plans for the year ended December 28, 1997, the six month transition period ended December 29, 1996 and the year ended June 30, 1996 were insignificant. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net loss and loss per share for the year ended December 28, 1997, the six month transition period ended December 29, 1996, and the year ended June 30, 1996 would have been the pro forma amounts indicated below:

                                                              Transition
                                                  Year         Period         Year
                                                 Ended          Ended         Ended
                                               December       December      June 30,
                                               28, 1997       29, 1996        1996
                                            ------------   ------------   ------------
Net loss to common shareholders
   As reported                              $  1,589,993   $    840,132   $  3,404,247
   Pro forma                                   2,191,011      1,142,141      3,662,868

Net loss per basic common share
   As reported                                       .05           0.03           0.13
   Pro forma                                         .07           0.04           0.15

         Stockholder Rights Plan - On August 21, 1995, the Board of Directors of Cryomedical Sciences, Inc. declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock for stockholders of record on September 11, 1995. Each Right(en) titles the holder to purchase from the Company one one-hundredth of a share of Series B Junior Preferred Stock, par value $.001 per share(the "Preferred Shares"), of the Company at a price of $10.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will be exercisable (i) 10 days following a public announcement that a person or group acquires beneficial ownership of 20% or more of the outstanding Common Stock of the Company (an "Acquiring Person"), or (ii) 10 business days (or later as determined by the Board of Directors) following the commencement of, or an announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of the outstanding Common Stock of the Company (the earlier of such dates being called the "Distribution Date"). Until a Right is exercised, the holder thereof will have no rights as a stockholder of the Company. Until the Distribution Date (or earlier redemption or expiration of the Rights),the Rights will be transferred with and only with the Common Stock.

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 5 -  STOCKHOLDERS' EQUITY (CONTINUED)

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


NOTE 6 - EMPLOYEE BENEFIT PLAN

         The Company established a 401(k) savings plan effective July 1, 1992 covering all eligible employees. Company contributions are discretionary and none were made the year ended December 28, 1997, during the six month transition period ended December 29, 1996, or the year ended June 30, 1996.


NOTE 7 - RELATED PARTY TRANSACTIONS

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

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

         On May 7, 1996, the Company announced that the President and Chief Executive Officer had resigned. The severance package associated with this officer's resignation included a payout of $216,000 which was expensed in the year ended June 30, 1996. Under the terms of the agreement, the former President and Chief Executive Officer's indebtedness to the Company totaling $55,800 was deducted from the proceeds of the payout. The final terms of the agreement included the maintenance in full force and effect of the Proprietary Information and Invention Agreement between the former officer of the Company and the Non-Competition section of the former officer's Employment Agreement.

         In May 1993, the Vice President, Research and Development exercised options to purchase 20,000 shares of Common Stock of the Company. Under the terms of his employment contract, he borrowed funds from the Company to exercise the options, evidenced by a promissory note secured by the shares. The loan was for a period of five years with interest at the rate of 5% per annum. During the period ending December 29, 1996, the balance of $44,283 in principal and interest was converted to compensation by the Company.

         In August 1993, in connection with the execution of a three-year consulting agreement, the Company granted a Director warrants to purchase 25,000 shares of Common Stock at $5.75 per share. The warrants lapse after five years and in the event the Director continued to provide consulting services to the Company, one-third maybe exercised after one year, an additional one-third may be exercised at the end of the second year, and an additional one-third may be exercised at the end of the third year.

         In January 1997, the Company granted each of two Directors of the Company options to purchase 25,000 shares of the Company's common stock for $.50 per share. The warrants expire in ten years.

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

         On May 24, 1996 a new President and Chief Executive Officer commenced his employment with the Company by signing an employment agreement through December 1999, which agreement included a grant of non-incentive stock options to purchase 750,000 shares of Common Stock at a price of $2.1875 per share. These options vest evenly over five years, commencing one year from employment.

         The Company paid fees to two stockholders for consulting services in the amount of $6,000 and $128,655 for the six month transition period ended December 29, 1996 and the year ended June 30, 1996, respectively.

         The Company paid $27,641, $52,574 and $77,735 in legal fees during the year ended December 28, 1997, the six month transition period ended December 29, 1996 and the year ended June 30, 1996, respectively, to a law firm in which a director and stockholder of the Company is a partner.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         (A)   Employment Agreement

               In May 1996, the Company entered into an employment agreement with its new President and Chief Executive Officer that has an original term that expires December 31, 1997. The agreement provides for two automatic one year extensions unless the Company acts not to extend the agreement. The agreement provides for annual bonuses to the officer based upon a percentage of "Pre-Tax Profits of the Company" as follows:


                                      Percent of
                                       Pre-Tax
                        Year           Profits
                        ----           -------

                        1996            10.0%
                        1997            10.0
                        1998             7.5
                        1999             5.0
                        2000             4.0
                        2001             3.0

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         (B)   Leases

               The Company rents office, lab and manufacturing space as lessee under a five year operating lease that commenced May 1, 1995. Effective August 1996, the Company entered into an addendum to the lease whereby the Company released a portion of the space included in the lease which the landlord then relet to another tenant. Under the letter agreement, the Company paid for certain improvements required by the new tenant and is paying the landlord a $1 per square foot differential rent charge over the term of the lease. In March 1997, the Company agreed to release additional space covered by its lease to its landlord who then relet the space to another tenant. The Company has guaranteed the rental payments of the new tenant to the landlord for the remainder of the term of the Company's lease. Future minimum payments under the line, including the $1 per square foot differential are as follows:

                             Year                 Amount
                             ----               ----------

                             1998               $  303,398
                             1999                  315,172
                             2000                  105,040
                                                ----------

                                 Total          $  723,610
                                                ==========

         Rental expenses for facilities and equipment for the year ended December 28, 1997, the six month transition period ended December 29, 1996 and the year ended June 30, 1996 totaled $246,485, $127,813 and $568,331, respectively.

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 9 - LONG-TERM DEBT

         Long-term debt consisted of the following at December 28, 1997:

         (A)   Capital lease obligations

               Three leases for office equipment entered into in 1997 requiring aggregate monthly payments of $3,215. The leased equipment is included in property and equipment at a cost of $91,727 less accumulated amortization of $3,293 at December 28, 1997. A summary of future payments required under the leases and the present value of the lease obligations in interest rates ranging from 12 to 25% that are implicit in the leases are as follows:

               Year                                Amount
               ----                              ---------

               1998                              $  28,582
               1999                                 38,582
               2000                                 33,948
                                                 ---------
                   Total                           111,112
                   Imputed interest                 22,054
                                                 ---------

                   Net obligations               $  89,058
                                                 =========

         (B)   Note payable

               The note payable is to a vendor for an equipment purchase, requires 60 monthly payments of $1,183 including interest at 8.76% and is collateralized by the equipment.

         (C)   Future maturities

               Future maturities of long-term debt is as follows:

               Year                                Amount
               ----                              ----------

               1998                              $   37,512
               1999                                  42,148
               2000                                  43,677
               2001                                  13,252
               2002                                   3,498
                                                 ----------

                   Total                         $  140,087
                                                 ==========

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 28, 1997,
                     THE SIX MONTHS ENDED DECEMBER 29, 1996
                        AND THE YEAR ENDED JUNE 30, 1996


NOTE 10 - LITIGATION

         In November 1996, the Company filed suit against EndoCare, Inc. and ZhaoHua Chang in the Circuit Court for Montgomery County, Maryland (Case No. 161496). The lawsuit alleges, among other things, that EndoCare misappropriated trade secrets of Cryomedical Sciences, Inc., and that EndoCare tortiously interfered with the Company's contracts, its relationships with its employees, and Cryomedical Sciences, Inc.'s contractual and potential business relationships with customers. The lawsuit, which contains six counts, also alleges that Dr. Chang and EndoCare engaged in unfair competition against the Company and civil conspiracy, and that Dr. Chang, who was formerly employed as a Vice President of Cryosurgical Engineering by Cryomedical Sciences, Inc., breached contractual and fiduciary obligations owed to the Company by this employment by EndoCare, his retention and misuse of Cryomedical Sciences' confidential information, and his improper solicitation of the Company's employees to disclose trade secret information and/or to become employed by EndoCare. EndoCare and Dr. Chang have denied the allegations in the lawsuit. In March 1997, Dr. Chang filed a counter-suit in the Circuit Court for Montgomery County, Maryland (Case No. 161496-V) regarding numerous claims of a breach of contract by the Company. On November 3, 1997, the parties agreed to stay all proceedings pending the results of mediation efforts.

         In June 1997, Concept Group, Inc. filed an action against the Company in Federal Court alleging that the Company violated certain confidentiality agreements by applying for and receiving a United States patent on a cryoprobe. Concept Group alleges it has a proprietary interest in the design of the cryoprobe and that the Company fraudulently induced them into signing a release in order to secure the patent. Concept Group demands $1,500,000 plus costs and interest it claims it has expended in manufacturing the probes. The Company believes that Concept Group failed to manufacture the cryoprobes in accordance with its specifications and has filed a counter claim against Concept Group.
No trial date has been set for these actions. The Company believes that it has meritorious defenses and that its counter claim is valid. However, the Company is not presently able to predict the ultimate outcome of these actions.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In December 1997 the Company was advised by Deloitte and Touche, the Company's public accounting firm, that they would no longer serve as the Company's public accounting firm. No reason was given for the discontinuance of the relationship between the Company and Deloitte & Touche. The Company sought to retain another accounting firm and concluded an agreement with Aronson Fetridge & Weigle, Certified Public Accounts and a member of Moores Rowland International, in January 1997.



                                    PART III


 ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

                                                            Position and Offices
Name                                  Age                     With the Company
----                                  ---                   --------------------
Richard J. Reinhart, Ph.D.             57                   President, Chief Executive Officer
                                                            and Director

John G. Baust, Ph.D.                   56                   Senior Vice President
                                                            and Chief Scientific Officer

Alan F. Rich                           45                   Vice President,
                                                            Sales and Marketing

Howard S. Breslow                      59                   Director, Secretary


J. Donald Hill                         66                   Director


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

         The Company is not aware of any late filings of, or failures to file, during the fiscal year ended December 28, 1997 the reports required by Section 16(a) of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the compensation for the Company's 1997 fiscal year, its transitional period and its last two completed fiscal years with respect to its Chief Executive Officer and to each of the Company's named executive officers.


                           SUMMARY COMPENSATION TABLE

                                                                                           Long Term Compensation
                                                                         -------------------------------------------------------
                                          Annual Compensation                    Awards              Payouts
                            -------------------------------------------   ---------------------      -------
                                                                           Restricted
                                                           Other Annual      Stock     Options/        LTIP         All Other
Name and Principal          Fiscal      Salary    Bonus    Compensation     Award(s)      SARs       Payouts       Compensation
    Positions               Year(1)     ($) (2)    ($)         ($)            ($)       (#) (3)        ($)              ($)
--------------------------  -------     -------- --------  -------------   ----------  ---------     --------      -------------
Richard J. Reinhart, Ph.D.    1997      159,964      -          -                -       250,000          -             -
  Current President, Chief   1996.5      75,481      - (5)      -                -       750,000          -             -
  Executive Officer and       1996        9,712      -          -                -         -              -             -
  Director (4)

John G. Baust, Ph.D.          1997      115,140      -        46,349      -      -        50,000          -          9,750 (6)
  Senior Vice                1996.5      57,668      -          -                -             -          -          6,162 (6)
  President, Research         1996      108,646      -          -                -             -          -             -
  and Development             1995      104,429      -          -                -             -          -          9,243 (6)

Alan F. Rich                  1997     100,450       -        30,053            -            50,000            -        -
Vice President,              1996.5     50,012       -        23,073            -               -              -        -
Sales and Marketing           1996      87,600       -        66,015            -               -              -        -
                              1995      94,417       -       132,596            -               -              -



-------------------------------

  (1) The six-month transition period is identified as Fiscal 1996.5 for purposes of this table.

  (2) Salaries for fiscal year 1996 reflect a 10% salary reductions for executive officers of the Company commencing April 1, 1995. Such salary reductions were reinstated in July 1996.

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



               OPTION/SAR GRANTS IN YEAR-ENDED DECEMBER 28, 1997


In 1997, the Company issued the following options to executive officers to purchase common stock:

                 Reinhart         250,000
                 Baust             50,000
                 Zenner            50,000
                 Rich              50,000



          AGGREGATED OPTION/SAR EXERCISES DURING THE 1997 FISCAL YEAR
                   AND THE 1997 FISCAL YEAR OPTION/SAR VALUES

The following table provides information related to options exercised by each of the named executive officers during the 1997 Fiscal Year and the number and value of options held at December 28, 1997. The Company does not have any outstanding stock appreciation rights. None of the options were in the money at period ended December 28, 1997.

                                                                                                    Value of Unexercised
                                                               Number of Unexercised                     In-the-Money
                                                                   Options/SARs                          Options/SARS
                                                               at Fiscal Year End (#)            at Fiscal Year End ($) (1)
                                                            -----------------------------      -----------------------------
                            Shares Acquired    Value
   Name                     On Exercise (#)  Realized ($)    Exercisable Unexercisable          Exercisable   Unexercisable
----------                  ---------------  ------------    ----------- -------------          -----------   -------------
Richard J. Reinhart, Ph.D.       -              -              -           1,000,000                 -              -

John G. Baust, Ph.D.             -              -              330,000       50,000                   -             -

Alan F. Rich                     -              -              100,000        80,000                 -              -

----------------------------------

(1) The closing price for the Company's Common Stock as reported on the NASDAQ National Market System on December 28, 1997 was $XXX. Value is calculated on the basis of the difference between the option exercise price and $XXXX multiplied by the number of shares of Common Stock underlying the option.

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


 CONSULTANTS

     Dr. Jeffrey Cohen was granted warrants to purchase 50,000 shares for his service during the fiscal year ended December 28, 1997, as a consultant. In November 1996, Dr. David Olive and Dr. Thomas Rutherford were granted 60,000 and 25,000 shares, respectively, for research to be conducted during 1997. At December 28, 1997, warrants to purchase XXXXXX shares of Common Stock held by various consultants had been exercised, warrants to purchase XXXXXX shares of Common Stock had expired and warrants to purchase XXXXX shares were outstanding.

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

     Jeffrey K. Cohen, M.D., (January 1997), is Director, Division of Urology, Allegheny General Hospital in Pittsburgh, Pennsylvania, and Associate Professor of Surgery, Allegheny University.

     Robert Van Buskirk, Ph.D. (January 1997), Associate Professor of Biology, Binghamton University, advises the Company with respect to the use of the Solutions.

     David Olive, M.D. (November 1996), Director, Reproductive Endocrinology and Infertility, Yale University School of Medicine in New Haven, Connecticut.

     Thomas Rutherford, M.D. (November 1996), Assistant Professor, Gynecologic Oncology, Yale University School of Medicine in New Haven, Connecticut.

     Jay Pashrica, M.D.  (July 1997), Chairman and Professor of
Gastroenterology, University of Texas, Austin, Texas.

     Anthony Kallo, M.D. (July 1997), Johns Hopkins School of Medicine, Baltimore, Maryland.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table sets forth, as of December 28, 1997, certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, each named executive officer and all officers and directors of the Company as a group.

                                                         Amount and Nature of               Percent
    Name (and Address of 5% Holder)                     Beneficial Ownership (1)            of Class
    -------------------------------                     ------------------------            --------
    Richard J. Reinhart  . . . . . . . . . . . .            1,000,000   (2)                     3%

    Howard S. Breslow  . . . . . . . . . . . . .              318,000   (3)                     *

    J. Donald Hill . . . . . . . . . . . . . . .               75,000   (4)                     *

    John G. Baust  . . . . . . . . . . . . . . .              400,000   (5)                     1.2%

    Alan F. Rich . . . . . . . . . . . . . . . .              185,500   (6)                     *


    All officers and directors
     as a group (5 persons)  . . . . . . . . . .            1,978,500   (7)                     5.9%


---------------------------------------
* Less than 1%

(1) Unless otherwise indicated below, all shares are owned beneficially and of record.

(2)  Includes an aggregate of 1,000,000 shares underlying stock options.

(3)  Includes an aggregate of 100,000 shares underlying stock options.

(4) Includes an aggregate of 75,000 shares underlying stock options and warrants.

(5) Includes an aggregate of 380,000 shares underlying stock options and warrants.

(6)  Includes an aggregate of 180,000 shares underlying stock options.

(7) Includes an aggregate 1,560,000 shares underlying options which the Company has granted to the three executive officers of the Company and an aggregate of 175,000 shares underlying options and warrants granted to two directors of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 218,000 shares of Common Stock of the Company and holds options to purchase an aggregate of 100,000 additional shares pursuant to stock options issued to him. During the period ended December 1997, Breslow & Walker, LLP billed legal fees of $27,647.

         In September 1992, in connection with a three-year consulting agreement, the Company granted to J. Donald Hill, a director of the Company, warrants to purchase 25,000 shares of Common Stock of the Company. The warrants lapse after five years, and in the event that Mr. Hill continues to provide consulting services to the Company, one-third may be exercised after one year, an additional one-third may be exercised at the end of the second year, and an additional one-third may be exercised at the end of the third year. In November 1995, Mr. Hill became a director of the Company, at which time he was granted 25,000 options to purchase shares of Common Stock of the Company. In June 1997, Mr. Hill was granted an additional 25,000 options to purchase shares of Common Stock of the Company.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                  (3) Exhibits

    Exhibit
    -------
    Number                                   Document
    ------                                   ---------
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

--------------------------------------

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

                                      CRYOMEDICAL SCIENCES, INC.


Date:            April 13, 1998       By:   /s/Richard J. Reinhart
                                         ------------------------------------
                                            Richard J. Reinhart, Ph.D.
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:            April 13, 1998            /s/Richard J. Reinhart
                                       --------------------------------------
                                        Richard J. Reinhart, Ph.D.
                                        Director


Date:            April 13, 1998            /s/Howard S. Breslow
                                       --------------------------------------
                                        Howard S. Breslow
                                        Director

Date:            April 13, 1998            /s/J. Donald Hill
                                       --------------------------------------
                                        J. Donald Hill
                                        Director