Form 10KSB40/A
period 1997-12-28
CRYOMEDICAL SCIENCES INC
filed 1998-04-23
CIK 834365

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                           --------------------------

                            FORM 10-KSB / A NO. 1
(MARK ONE)
    [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
                       For the year ended December 28, 1997
                                          -----------------

                                    OR

    [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-18170
                                               -------

                           --------------------------

                          CRYOMEDICAL SCIENCES, INC.
               ( Name of Small Business Issuer in its Charter)

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

                           --------------------------

         Issuer telephone number, including area code: (301) 417-7070
                                                       --------------

Securities registered under Section 12(b) of the Exchange Act:
                                     None
                                     ----

Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, par value $.001 per share
                   ---------------------------------------
                                Title of Class

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

      Issuers revenues for the fiscal year ended December 28, 1997 were $3,571,386. As of March 31, 1998, the aggregate market value of voting stock held by nonaffiliates of the registrant was $11,499,916.

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

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

      Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, manufacture and marketing of products for use in the field of low-temperature medicine.

      The Company has developed cryosurgical systems called the CMS AccuProbe(R) System (the "AccuProbe") and the CryoLite(R) Series (the "CryoLite" ). Both the AccuProbe and the CryoLite are sophisticated cryosurgical devices designed to freeze and destroy diseased tissue, including that which cannot be removed surgically or in which typical surgery offers extensive adverse side effects. The Company plans to utilize its AccuProbe and CryoLite in the various fields for which the devices have received clearance from the FDA.

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

      The total research and development expenses of the Company were $1,293,470, $492,794, and $1,484,042 for the year ended December 28, 1997, the six-month transition period ended December 29, 1996 and the fiscal year ended June 30, 1996, respectively.

      The Company was incorporated in Delaware in November 1987. On August 31, 1989, the Company completed the acquisition of Cryo Instruments, Inc. ("CII"), and CII became a wholly owned subsidiary of the Company. On December 19, 1996, the Company dissolved the CII subsidiary. The Company created a wholly owned subsidiary BioLife in March of 1998. Unless the context requires otherwise, references to the Company include BioLife and CII up to the date of dissolution. The Company's principal executive offices are located at 1300 Piccard Drive, Rockville, Maryland 20850, and its telephone number is (301) 417-7070.

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


The CMS Accuprobe System and CryoLite Series

      The Company has developed certain proprietary designs intended to make its cryosurgical instrumentation more efficient and more precise than previous cryosurgical instrumentation. The CMS AccuProbe System and Cryolite Series are two of the Company's cryosurgical instrument product lines.

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

      The Solutions have not been fully tested nor has the regulatory clinical testing and approval process begun for human organ transplantation. Accordingly, there is no assurance that any of the proposed applications will prove viable in human surgical procedures. The Company anticipates that upon successful completion of funding it is seeking for its subsidiary, BioLife, for which there can be no assurance, clinical trials will begin to support FDA approval of the Solutions for purposes of human organ transplantation


The Solutions

      The Solutions are complex synthetic, aqueous solutions containing, in part, minerals and other elements found in human blood which are necessary to maintain fluids and chemical balances throughout the body at near freezing temperatures. The use of the fluid is limited to low temperature applications because the Solutions do not carry sufficient oxygen to maintain organ integrity at warm temperatures. At lower temperatures, scientists have determined that human organs require less oxygen primarily because of the resulting reduced metabolism. The products which may result from the development of the Solutions include, but are not limited to, media for preservation of organs used in human transplantation procedures, cardioplegia ( stopping of the heart) applications, and media utilized in cell and tissue culture preservation.


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

      The Company currently markets its AccuProbe system to hospitals, surgeons, and radiologists through its own sales department. The Company has signed contracts with independent contractors for purposes of selling and distributing the Company's product lines of cryosurgical instrumentation. The Company may also arrange with other third parties to market or distribute its products in the United States or other countries.

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

      In September 1997 the Company was advised by FDA that it could no longer promote its products for gynecological applications which referenced endometrial ablation. It is FDA's opinion that there is not enough clinical data to support the use of cryosurgical techniques in the uterus, specifically endometrial ablation. The Company is complying with this new FDA directive, even though it does have intended use clearance in the field of gynecology.

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

ITEM 2. DESCRIPTION OF PROPERTY

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

      In June 1997, Concept Group, Inc. (`Concept") filed suit against the company in the United States District Court for the Eastern District of Pennsylvania. The Company successfully transferred venue to the United States District for the District of Maryland, Southern Division. The suit involves the manufacture of cryosurgical probes allegedly developed by Concept which are used in certain surgical procedures. Concept alleges that in December 1992 the parties entered into a confidentiality agreement regarding certain proprietary and technical information relating to the cryoprobe. Concept further alleges that in January 1994 the parties entered into a Development and Manufacturing Agreement ("Development Agreement") in which Concept was to perform vacuum brazing on the cryoprobe according to a detailed set of design specification. After a dispute arose regarding defects in the vacuum brazing process performed by Concept, the parties executed a release in August 1996 which discharged both parties from all business obligations to each other. Concept alleges that the Company violated the terms of the confidentiality agreement and the Development Agreement by subsequently applying for and receiving a United States patent on the cryoprobe. Concept contends it has a proprietary interest in the design of the cryoprobe. Further, Concept alleges that the Company fraudulently induced it into signing the release in order to secure the patent. Concept is demanding $1,500,000.00 plus costs and interest it claims it expended manufacturing the cryoprobes. The Company has denied all liability and damages, and intends to defend this matter. After evidence was found to show that the plaintiff failed to manufacture the probes in accordance with the design specification set out in the agreement, the Company filed a counterclaim against Concept. The counterclaim requests a judicial determination that the release was valid as well as damages for repairs to the cryoprobes due to the Concept's failure to conform with the design specifications set out in the agreement. Although the Company believes it has meritorious defenses and that the counterclaim asserts valid claims, no prediction concerning the ultimate outcome or amount or range of damages, if any, can be made at this time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the year ended December 28, 1997.

                                   PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

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
      Quarter Ended:
      --------------

         March 30, 1997                  5/8             9/16
         June 29, 1997                   1/2             1/2
         September 28, 1997              3/8             3/8
         December 28, 1997               1/4             3/16

         March 31, 1996                  2 7/16          1 5/8
         June 30, 1996                   3 5/16          2
         September 29, 1996              2 9/16          1 9/16
         December 29, 1996               1 11/16         9/32


HOLDERS

      As of March 31, 1998, there were 1,193 holders of record of the Common Stock.


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

      Sales and other revenues for the year ended December 28, 1997, six months ended December 29, 1996, and the year ended June 30, 1996 ("fiscal year 1996") are $3,571,386, $2,224,541, and $6,843,950, respectively. The decrease in revenue results from a decline in the number of AccuProbe systems sold and fewer procedures performed using single-use AccuProbe accessories due primarily to the lack of formal Medicare reimbursement for prostate cryosurgery.

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

      Gross profits for the for the year ended December 28, 1997, six months ended December 29, 1996, and fiscal year 1996 are $1,652,784, $1,164,380 and
$3,079,828, respectively. Gross profits as a percentage of revenues in 1997 were 46%, 52% for the six months ended December 29, 1996, and 45% for the fiscal year 1996. The company can give no assurance that there will be a stabilization in gross profits as a percent of sales during the year ending December 27, 1998.

      Research and development expenses for the year ended December 28, 1997, six months ended December 29, 1996, and Fiscal year 1996 are $1,293,470, $492,794 and $1,484,042, respectively. The research and development expense for 1997 were incurred primarily in the development of the CryoLite series and other non liquid nitrogen based products.

      Sales and marketing expenses for the year ended December 28, 1997, six months ended December 29, 1996, and fiscal year 1996 are $806,435, $658,416, and $2,439,636, respectively. The trend in reducing sales and marketing expenses is primarily due to decreased staffing and a reduced participation in marketing and trade shows.

      General and administrative expenses for year ended December 28, 1997, six months ended December 29, 1996, and fiscal year 1996 are $1,209,884, $875,965, and $2,570,604, respectively. This trend in reducing general and administrative expenses is primarily due to staff reductions and reduced professional and consulting fees.

      The Company sustained net losses for the year ended December 28, 1997, six months ended December 29, 1996, and fiscal year 1996 in the amount of $1,589,993, $840,132, and $3,404,247, respectively. Although the Company continues to decrease its operating costs, the decrease in gross profits, due to significantly lower revenues, has resulted in continued annual net losses. The Company intends to continue reducing its operating expenses in view of the trend of continuing declines in revenues. There can be no assurance that with continued reductions in operating expenses, the Company will experience a net profit in 1998.


LIQUIDITY AND CAPITAL RESOURCES

      At December 28, 1997, the Company had cash and cash equivalents totaling $124,000 and working capital of $1,588,368. The working capital of the Company was $3,164,304 and $2,279,406 at December 29, 1996 and June 30, 1996, respectively. The Company's working capital position increased in the six months ended December 29, 1996 despite a six-month net loss of $840,132 due to the net proceeds of $1,924,935 obtained from the execution of a "Reg S" equity placement.

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

      Capital expenditures for leasehold improvements, furniture and equipment totaled $447,020 in the year ended December 28, 1997 compared to $61,859 in the six months ended December 29, 1996 and $60,447 in the fiscal year ended June 30, 1996. The Company has budgeted $100,000 for additional equipment in the year ending December 27, 1998.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          CRYOMEDICAL SCIENCES, INC.

                  Index to Consolidated Financial Statements
                                                                   Page Number
                                                                   -----------

Independent Auditor's Report                                            16

Balance Sheet                                                           17

Consolidated Statements of Operations                                   18

Consolidated Statements of Cash Flows                                   19

Consolidated Statements of Stockholders' Equity                         20

Notes to Consolidated Financial Statements                              21-38

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

                  CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                         Common stock              Convertible Preferred Stock
                                                                 ---------------------------     --------------------------------
                                                                   Shares            Amount          Shares            Amount
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                                           24,845,631  $       24,846            -                  -

Exercise of stock options                                           503,134             503            -                  -
Employee Stock Purchase Plan                                         16,079              16            -                  -
Reg "S" offering of Convertible Preferred Stock, net                   -               -             1,332,633          1,333
Conversion of Convertible Preferred Stock from Reg "S"            1,332,633           1,333         (1,332,633)        (1,333)
Shareholder suit settlement                                         175,549             175            -                  -
Interest on loan to officer                                            -               -               -                  -
Net loss                                                               -               -

---------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996                                           26,873,026          26,873            -                  -

Employee Stock Purchase Plan                                          7,024               7            -                  -
Reg "S" offering of Convertible Preferred Stock, net                   -               -             196                  -
Conversion of Convertible Preferred Stock from Reg "S"              969,695             970          (40)                 -
Forgiveness of loan to officer                                         -               -               -                  -
Issuance of Warrants                                                   -               -               -                  -
Amortization of unearned compensation                                  -               -               -                  -
Net loss                                                               -               -               -                  -

---------------------------------------------------------------------------------------------------------------------------------

Balance, December 29, 1996                                       27,849,745          27,850          156                  -

Employee Stock Purchase Plan                                         96,389              96            -                  -
Conversion of Convertible Preferred Stock from Reg "S"            5,508,168           5,508         (156)                 -
Issuance of Warrants                                                   -               -               -                  -
Amortization of unearned compensation                                  -               -               -                  -
Net loss                                                               -               -               -                  -

---------------------------------------------------------------------------------------------------------------------------------

Balance, December 28, 1997                                       33,454,302  $       33,454            -                  -

=================================================================================================================================


                                                              Additional                                    Notes         Total
                                                               paid-in      Accumulated      Unearned     Receivable   stockholders'
                                                               capital        deficit      Compensation  from Officers   equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                                      $  26,248,915   $  (22,250,365)         -     $  (41,471)   $ 3,981,925

Exercise of stock options                                         325,801             -             -           -           326,304
Employee Stock Purchase Plan                                       36,995             -             -           -            37,011
Reg "S" offering of Convertible Preferred Stock, net            1,908,667                                                 1,910,000
Conversion of Convertible Preferred Stock from Reg "S"                -               -             -           -                 0
Shareholder suit settlement                                          (175)            -             -           -                 0
Interest on loan to officer                                           -               -             -         (1,562)        (1,562)
Net loss                                                              -         (3,404,247)                              (3,404,247)

------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996                                         28,520,203      (25,654,612)         -        (43,033)     2,849,431

Employee Stock Purchase Plan                                       15,797             -             -           -            15,804
Reg "S" offering of Convertible Preferred Stock, net            1,924,935             -             -           -         1,924,935
Conversion of Convertible Preferred Stock from Reg "S"               (970)            -             -           -                 0
Forgiveness of loan to officer                                       -                -             -         43,033         43,033
Issuance of Warrants                                               23,800             -        $ (23,800)       -                 0
Amortization of unearned compensation                                -                -            1,212        -             1,212
Net loss                                                             -            (840,132)         -           -          (840,132)

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 29, 1996                                     30,483,765      (26,494,744)      (22,588)       -         3,994,283

Employee Stock Purchase Plan                                       30,006             -             -           -            30,102
Conversion of Convertible Preferred Stock from Reg "S"             (5,508)            -             -           -                 0
Issuance of Warrants                                               43,000             -          (20,408)       -            22,592
Amortization of unearned compensation                                -                -            3,471        -             3,471
Net loss                                                             -          (1,589,993)         -           -        (1,589,993)

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 28, 1997                                  $  30,551,263   $  (28,084,737)    $ (39,525)       -       $ 2,460,455

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


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (A) Organization (continued)

           The Company has assessed its current position and, in order to attempt to mitigate the effect of the HCFA noncoverage policy, has taken steps to increase the utilization of its technology in areas other than urology, including general surgery and gynecology. In attempting to achieve this goal, the Company spends significant resources to educate surgeons and healthcare professionals in formal training programs as to the uses and benefits of the Company's cryomedical technology and has developed focused technology for other cryosurgical applications. Additionally, during 1996, the Company enhanced its liquidity through a $1.9 million preferred stock offering (see Note 5) and has reduced its operating expenses. Finally, the Company has no significant long-term debt outstanding.

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

       (E) Cash Equivalents

           Cash equivalents consist primarily of interest-bearing bank deposits. The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. At times the Company maintains cash balances which may exceed Federally insured limits. The Company does not believe that this results in any significant credit risk.

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

       (O) Reclassifications

           Certain reclassifications of the prior year financial statements have been made to conform to the current period presentation.


NOTE 2. - INVENTORIES

Inventories consist of the following at December 28, 1997:

            Raw materials and purchased parts             $  859,674
            Work in process                                  243,431
            Finished goods                                   594,746
                                                          ----------
                                                           1,697,851
            Less:  Reserves                                  (43,745)
                                                          ----------
                                                          $1,654,106
                                                          ==========

                          CRYOMEDICAL SCIENCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 28, 1997,
                    THE SIX MONTHS ENDED DECEMBER 29, 1996
                       AND THE YEAR ENDED JUNE 30, 1996


NOTE 3. - PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at December 28, 1997:

            Leasehold improvements                        $  201,521
            Furniture and office equipment                   769,535
            Manufacturing and other equipment              2,056,199
                                                          ----------
                                                           3,027,255
            Less accumulated  depreciation and
            amortization                                  (2,032,959)
                                                          ----------
                                                          $  994,296
                                                          ==========


NOTE 4. - INCOME TAXES

       The Company has not realized any taxable income since its inception and as of December 28, 1997, has net operating loss carryforwards for both federal and state tax purposes and research and development tax credit carryforwards for federal income tax purposes approximately as follows:

                                                               Net         R&D
              Year of                                       Operating      Tax
            Expiration                                       Losses      Credits
            ----------                                       ------      -------

              2003                                       $    76,000  $    -
              2004                                           472,000      20,000
              2005                                         1,747,000      42,000
              2006                                         2,523,000      88,000
              2007                                         4,505,000     125,000
              2008                                         5,893,000     150,000
              2009                                         1,433,000     114,000
              2010                                         1,562,000     145,000
              2011                                         5,131,000      33,000
              2012                                         1,600,000       -
                                                         -----------  ----------

                 Total                                   $24,942,000  $  717,000
                                                         ============ ==========

       At December 28, 1997, the Company has a deferred tax asset related primarily to the net operating loss carryforwards and the R&D tax credit carryforwards of approximately $10,200,000, against which the Company has provided an allowance for the full amount because management has determined that it is not more likely than not that the deferred tax asset will be realized.

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


NOTE 5 -  STOCKHOLDERS' EQUITY (CONTINUED)

       The following table summarizes warrant activity for the year ended December 28, 1997, the six month transition period ended December 29, 1996 and the year ended June 30, 1996 with respect to warrants granted to consultants excluding warrants granted to directors of the Company. (See
Note 7):

                                                     Transition Period
                                 Year Ended                Ended           Fiscal Year Ended
                              December 28, 1997      December 29, 1996       June 30, 1996
                              -------------------    -----------------     -------------------
                                       Wgtd. Avg.             Wgtd. Avg.            Wgtd. Avg.
                                          Exer.                  Exer.                 Exer.
                               Shares     Price       Shares     Price      Shares     Price
                              -------  ----------    -------  ----------    ------  ----------

Outstanding at beginning of    237,000 $  3.82        152,000 $  5.66       152,000 $  5.66
year
Granted                        130,000     .51         85,000    0.53            -     -
Exercised                           -     -                -     -               -     -
Terminated                          -     -                -     -               -     -
Outstanding at end of year     367,000    2.65        237,000    3.82       152,000    5.66
Warrants exercisable at        198,333    5.16        145,000    5.83       145,000    5.80
year end

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


NOTE 5 -  STOCKHOLDERS' EQUITY (CONTINUED)

       The following table provides information pertaining to stock options:

                                                  Transition Period
                               Year Ended               Ended          Fiscal Year Ended
                            December 28, 1997     December 29, 1996      June 30, 1996
                            -------------------   -----------------     ------------------
                                     Wgtd. Avg.           Wgtd. Avg.            Wgtd. Avg.
                                        Exer.                Exer.                 Exer.
                             Shares     Price     Shares    Price       Shares     Price
                            -------  ----------   ------  ----------    ------  ----------

Outstanding at beginning   1,689,250 $  3.32    1,931,650  $  3.01     1,890,334 $  3.01
of year
Granted                      400,000     .50           -      -          884,950    2.28
Exercised                     96,389     .31           -      -          528,334    0.62
Terminated                   149,261   12.80      242,400     4.48       315,300    4.92
Outstanding at end of year 1,843,600    2.12    1,689,250     2.80     1,931,650    3.01
Stock options exercisable    999,350    2.56      800,472     3.32       852,900    3.68
at year end

       The following table summarizes information about stock options outstanding at December 28, 1997:

     Range of             Number           Weighted Average
     Exercise           Outstanding            Remaining       Weighted Average
      Prices        at December 28, 1997   Contractual Life     Exercise Price
      ------        --------------------   ----------------     --------------
       $ .50               400,000                 9.0             $   .50
         .51 -3.00       1,252,000                 7.4                2.16
        3.01 -6.00         116,600                 7.0                3.13
        6.01 -9.25          75,000                 4.7                8.51
                            ------                 ---                ----
                         1,843,600                 7.6                2.12
                         =========                 ===                ====

Number Exercisable at    Weighted Average
 December 28, 1997        Exercise Price
 -----------------        --------------

      999,350                  2.56

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

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                             Shares       Price
                                                             ------       -----

         Available at June 30, 1996                          219,499
            Exercised                                         16,079  $    2.30

         Available at December 29, 1996                      212,475
            Exercised                                          7,024  $    2.25

         Available at December 28, 1997                          - 0 -
            Exercised                                         96,389  $     .31

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

                                                           Transition
                                                  Year       Period       Year
                                                  Ended       Ended       Ended
                                                December    December    June 30,
                                                28, 1997    29, 1996      1996
                                              ----------  ----------  ----------
         Net loss to common shareholders
            As reported                       $1,589,993  $  840,132  $3,404,247
            Pro forma                          2,191,011   1,142,141   3,662,868

         Net loss per basic common share
            As reported                              .05        0.03        0.13
            Pro forma                                .07        0.04        0.15

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


                                      Percent of
                                        Pre-Tax
                         Year           Profits
                         ----         ---------
                         1996             10.0%
                         1997             10.0
                         1998              7.5
                         1999              5.0
                         2000              4.0
                         2001              3.0

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

               Year                                          Amount
           -------------                                  ----------

               1998                                       $  303,398
               1999                                          315,172
               2000                                          105,040
                                                          ----------

                    Total                                 $  723,610
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

               Year                                          Amount
            -----------                                   ----------

               1998                                       $   28,582
               1999                                           38,582
               2000                                           33,948
                                                          ----------
                     Total                                   111,112
                     Imputed interest                         22,054
                                                          ----------

                     Net obligations                      $   89,058
                                                          ==========

       (B) Note payable

           The note payable is to a vendor for an equipment purchase, requires 60 monthly payments of $1,183 including interest at 8.76% and is collateralized by the equipment.

       (C) Future maturities

           Future maturities of long-term debt is as follows:

               Year                                          Amount
            ----------                                    ----------

               1998                                       $   37,512
               1999                                           42,148
               2000                                           43,677
               2001                                           13,252
               2002                                            3,498
                                                          ----------

                     Total                                $  140,087
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

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On December 12, 1997, Deloitte & Touch LLP ("D&T") resigned as the principal accountant to audit the financial statements of the Company. D&T's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In view of the fact that D&T resigned, this matter was not presented for recommendation or approval by the board of directors of the Company or any committee thereof. During the Company's two most recent fiscal years there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to the subject matter of the disagreement in connection with its report. On December 31, 1997, Aronson, Fetridge & Weigle was engaged as the principal accountant to audit the financial statements of Cryomedical Sciences, Inc.



                                   PART III


 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

      The directors and executive officers of the Company are as follows:

                                                      Position and Offices
Name                                   Age              With the Company
----                                   ---              ----------------
Richard J. Reinhart, Ph.D.              57            President, Chief Executive Officer
                                                      and Director

John G. Baust, Ph.D.                    56            Senior Vice President
                                                      and Chief Scientific Officer

Alan F. Rich                            45            Vice President,
                                                      Sales and Marketing

Howard S. Breslow                       59            Director, Secretary


J. Donald Hill                          66            Director


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

      Options shown in tables below.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth certain information concerning the compensation for the Company's 1997 fiscal year, its transitional period and its last two completed fiscal years with respect to its Chief Executive Officer and to each of the Company's named executive officers.

                          SUMMARY COMPENSATION TABLE


                                                                                                 Long Term Compensation
                                                                                ---------------------------------------------------
                                       Annual Compensation                        Awards                  Payouts
                               ----------------------------------------         ----------------------   ----------
                                                                                Restricted
                                                             Other Annual         Stock       Options/     LTIP         All Other
Name and Principal                       Salary      Bonus   Compensation        Award(s)       SARs      Payouts     Compensation
        Position               Year(1)  ($) (2)      ($)         ($)                ($)       (#) (3)       ($)           ($)
-----------------              ------   -------      ----    ------------       ----------   ---------   ---------    -------------
Richard J. Reinhart, Ph.D.       1997   159,964       -            -                 -        250,000        -             -
  Current President, Chief     1996.5    75,481      (5)           -                 -        750,000        -             -
  Executive Officer and          1996     9,712       -            -                 -           -           -             -
  Director (4)

John G. Baust, Ph.D.             1997   115,140       -         46,349 (7)           -         50,000        -            9,750 (6)
  Senior Vice                  1996.5    57,668       -            -                 -           -           -            6,162 (6)
  President, Research            1996   108,646       -            -                 -           -           -                -
  and Development                1995   104,429       -            -                 -           -           -            9,243 (6)

Alan F. Rich                     1997   100,450       -         30,053               -         50,000        -             -
Vice President,                1996.5    50,012       -         23,073               -           -           -             -
Sales and Marketing              1996    87,600       -         66,015               -           -           -             -
                                 1995    94,417       -        132,596                           -           -             -

----------------------

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

      (7)   Includes pension payments made for John Baust, Ph.D.


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

              OPTION/SAR GRANTS IN YEAR-ENDED DECEMBER 28, 1997


In 1997, the Company issued the following options to purchase common stock to the executive officers named in the Summary Compensation Table:

------------------------------------- -------------------------- -------------------------- ------------------- ------------------
                                        Number of Securities         Percent of Total
                                         Underlying Options       Options/SARs Granted to    Exercise or Base
             Name                              Granted           Employees in Fiscal Year         Price           Expiration Date
------------------------------------- -------------------------- -------------------------- ------------------- ------------------
  Richard J. Reinhart, Ph.D.                   250,000                    62.5%                     .50               12-31-06
------------------------------------- -------------------------- -------------------------- ------------------- ------------------
     John G. Baust, Ph.D.                      50,000                     12.5%                     .50               12-31-06
------------------------------------- -------------------------- -------------------------- ------------------- ------------------
         Alan F. Rich                          50,000                     12.5%                     .50               12-31-06
------------------------------------- -------------------------- -------------------------- ------------------- ------------------



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

                                                                                                        Value of Unexercised
                                                                     Number of Unexercised                  In-the-Money
                                                                         Options/SARs                       Options/SARS
                                                                     at  Fiscal Year End (#)          at Fiscal Year End ($) (1)
                                                                -----------------------------      -------------------------------
                             Shares Acquired     Value
   Name                      On Exercise (#)  Realized ($)    Exercisable       Unexercisable    Exercisable        Unexercisable
----------                   ---------------  ------------    -----------       -------------    -----------        -------------
Richard J. Reinhart, Ph.D.          -               -             150,000             850,000       -                    -

John G. Baust, Ph.D.                -               -             330,000              50,000       -                    -

Alan F. Rich                        -               -             100,000              80,000       -                    -

-------------------------------
(1) The closing price for the Company's Common Stock as reported on the NASDAQ National Market System on December 28, 1997 was $.25. Value is calculated on the basis of the difference between the option exercise price and $.25 multiplied by the number of shares of Common Stock underlying the option.
----------------------------------

Employment Agreements

    In May 1996, the Company and Richard J. Reinhart, Ph.D. entered into an employment agreement through December 31, 1999 pursuant to which Dr. Reinhart was employed as President, Chief Executive Officer and a director of the Company. In accordance to his employment agreement, Dr. Reinhart was granted options to purchase 750,000 shares of Common Stock at an exercise price of $2.1875 per share pursuant to the Company's 1988 Stock Option Plan. The option vests one-fifth each year, for five years, commencing one year from employment. At December 28, 1997, Dr. Reinhart's salary was $150,000, and in addition to base salary, Dr. Reinhart is entitled to a bonus based upon a percentage of "pretax profits of the Company." Such bonus ranges from 10% for the period ended December 31, 1996 to 3% for 2001. In the event the term of the employment agreement is terminated for a reason other than death, disability, or discharge for cause or resignation, the Company is required to pay Dr. Reinhart as follows: (a) if such termination occurs within the first six months of the Employment Period, Dr. Reinhart shall be entitled to receive the salary due him up to the date of termination and (b) if termination occurs after the initial six months, Dr. Reinhart shall be entitled to the salary due him for (i) the balance of his Employment Period, (ii) a period of two and a half years, or (iii) until subsequently employed, whichever is sooner; provided, however, Dr. Reinhart shall have an affirmative obligation to seek comparable employment and mitigate the Company's damages.

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

    Alan F. Rich joined the Company in May 1992 as a regional sales manager. On March 1, 1994, the Company and Mr. Rich entered into a one year employment agreement, automatically renewable for additional one year periods (absent notice to the contrary by either party), pursuant to which Mr. Rich is employed as Vice President, Sales and Marketing, of the Company. At December 28, 1997, Mr. Rich's annual salary was $100,450, which salary is to increase each year to the extent of any cost of living increases based upon the Consumer Price Index increase for the immediate preceding year. In addition, Mr. Rich is entitled to commissions of up to 1% of the sales revenue of the Company. In accordance with the employment agreement, in March 1994, Mr. Rich was granted options to purchase 100,000 shares of Common Stock at $3.125 per share pursuant to the Company's 1988 Stock Option Plan. The options vest with respect to 20,000 shares after one year, an additional 25,000 shares after two years, an additional 25,000 shares after three years, and an additional 30,000 shares after four years.

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

    David Olive, M.D. (November 1996), Director, Reproductive Endocrinology and Infertility, Yale University School of Medicine in New Haven, Connecticut.

    Thomas Rutherford, M.D. (November 1996), Assistant Professor, Gynecologic Oncology, Yale University School of Medicine in New Haven, Connecticut.

    Jay Pashrica, M.D.  (July 1997), Chairman and Professor of
Gastroenterology, University of Texas, Medical Branch, Galveston, Texas.

    Anthony Kallo, M.D. (July 1997), Director of Therapeutic Endoscopy, Johns Hopkins School of Medicine, Baltimore, Maryland.

    Dr. Jeffrey Cohen was granted warrants to purchase 50,000 shares for his service during the fiscal year ended December 28, 1997, as a consultant. In November 1996, Dr. David Olive and Dr. Thomas Rutherford were granted 60,000 and 25,000 shares, respectively, for research to be conducted during 1997. At December 28, 1997, warrants to purchase an aggregate of 287,000 shares of Common Stock had been exercised by various consultants and such consultants have an additional 367,000 warrants to purchase additional shares of Common Stock, which includes Warrants held by persons who are no longer consultants with the company.

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

                                             Amount and Nature of      Percent
      Name (and Address of 5% Holder)      Beneficial Ownership (1)    of Class
      -------------------------------      ------------------------    --------

      Richard J. Reinhart..............     1,000,000  (2)             2.9%

      Howard S. Breslow................       318,000  (3)             *

      J. Donald Hill...................        75,000  (4)             *

      John G. Baust....................       400,000  (5)             1.2%

      Alan F. Rich.....................       185,500  (6)             *


      All officers and directors
       as a group (5 persons)..........     1,978,500  (7)             5.6%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 218,000 shares of Common Stock of the Company and holds options to purchase an aggregate of 100,000 additional shares pursuant to stock options issued to him. During the year ended December 28, 1997 and the transitional period ended December 29, 1996, Breslow & Walker, LLP billed legal fees of $27,647 and $52,574, respectively.

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



                                  PART IV

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

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

      (b)         By-Laws(1), and amendment, dated March 19, 1990, thereto.(2)

    4 (a)         Specimen of Common Stock Certificate.(1)

   10 (a) Stock Option Plan, dated July 7, 1988, and amendment, dated July 19, 1989.(1)

      (b)         Stockholders' Agreement and amendments.(1)

      (c) Research Project Management Services Agreement, dated as of August 29, 1989, between the Company and Allegheny-Singer Research Institute,(1) and amendments thereto dated August 29, 1991(5), August 29, 1992(5),
                  October 31, 1992(6), December 30, 1992(6),
                  April 30, 1993(6), and July 1, 1993.(8)

      (d) Employment Agreement, dated as of July 15, 1990, between the Company and John G. Baust(2), as amended by letter agreement dated December 3, 1991,(5) and as amended
                  July 14, 1993.(7)

      (e) Agreement, dated as of December 18, 1990, among the Company, Paul E. Segall, Hal Sternberg, Harold D. Waitz,
                  Larry Cohen, Trans Time, Inc., BioTime, Inc., and Donna
                  Cohen.(3)

      (f) Research Project Agreement, dated as of August 1, 1991, between the Company and Research Foundation of the State
                  University of New York,(4) as amended by proposal letter dated August 20, 1992 (5) and acceptance letter dated
                  September 3, 1992. (5)

      (g) Consulting and Proprietary Information Agreement dated as of December 1, 1991, between the Company and Dr.
                  Jeffrey K. Cohen. (5)

      (h) Employment Agreement, dated as of March 1, 1994, between the Company and Alan F. Rich.(7)

      (i)         Lease Agreements, dated May 1, 1995, between Ward
                  Corporation and the Company, and addendum thereto dated
                  June 21, 1995, relating to the Company's executive offices, laboratory facilities and manufacturing facilities in Rockville, Maryland.(8)

      (j)         Severance Agreement, dated as of May 30, 1996, between the
                  Company and J. J. Finkelstein.(8)

      (k)         Employment Agreement, dated as of May 24, 1996, between the
                  Company and Richard J. Reinhart, Ph.D.(8)

   23             Consent of Independent Auditors.

   27             Financial Data Schedule

      (b)         Reports on Form 8-K
                  The Company filed a Form 8-K (and 8-KA thereto) the date of report being December 12, 1997, relating to the resignation of its accountants.

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

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CRYOMEDICAL SCIENCES, INC.


Date:       April 20, 1998                   By:   /s/Richard J. Reinhart
                                                ---------------------------
                                             Richard J. Reinhart, Ph.D.
                                             President and Chief Executive
                                             Officer (Principal Executive
                                             Financial and Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:       April 20, 1998                       /s/Richard J. Reinhart
                                                 ----------------------------
                                                 Richard J. Reinhart, Ph.D.
                                                 Director


Date:       April 20, 1998                       /s/Howard S. Breslow
                                                 ----------------------------
                                                 Howard S. Breslow
                                                 Director

Date:       April 20, 1998                       /s/J. Donald Hill
                                                 ----------------------------
                                                 J. Donald Hill
                                                 Director