Form 10QSB
period 1998-03-29
CRYOMEDICAL SCIENCES INC
filed 1998-05-19
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20459


                                  FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended March 29, 1998    Commission file number 0-18170
                               --------------                           -------


                           CRYOMEDICAL SCIENCES, INC.
                           --------------------------
       (Exact name of small business issuer as specified in its charter)


          Delaware                                          94-3076866
          --------                                          ----------
  (State of Incorporation)                          (IRS Employer I.D. Number)


                               1300 Piccard Drive
                                  Suite L-105
                           Rockville, Maryland 20850
                           -------------------------
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (301) 417-7070
                                                         --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X              No
              ---                   ---

33,454,302 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of May 13, 1998.

                           CRYOMEDICAL SCIENCES, INC.
                                  FORM 10-QSB
                          QUARTER ENDED MARCH 29, 1998

                                     INDEX


Part I.      Financial Information                                                                                      Page No.
                                                                                                                        --------
               Item 1.   Financial Statements

                            Consolidated Balance Sheets at March 29, 1998 (unaudited) and
                            December 28, 1997                                                                               3

                            Consolidated Statements of Operations for the three months ended
                            March 29, 1998 and March 30, 1997 (unaudited)                                                   4

                            Consolidated Statements of Cash Flows for the three months ended March 29,
                            1998 and March 30, 1997 (unaudited)                                                             5

                            Notes to Financial Statements                                                                  6-8

                Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                                       9-11


Part II.     Other Information

                Item 6.   Exhibits and Reports on Form 8-K                                                                  12


Signatures                                                                                                                  13

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                        March 29,           December 28,
                                                                                          1998                  1997
                                                                                          ----                  ----
                                                                                       (unaudited)
ASSETS
------

Current assets
    Cash and cash equivalents                                                        $       18,984       $       124,000
    Receivables, net allowance for doubtful accounts                                        550,764               989,908
           of $608,791 and $569,000
    Inventories                                                                           1,437,203             1,654,106
    Prepaid expenses and other current assets                                                79,282                98,030
                                                                                     ---------------      ----------------

           Total current assets                                                           2,086,233             2,866,044

Fixed assets, net accumulated depreciation and amortization                               1,043,282               994,296
           of $2,127,489 and $2,032,959
Other assets                                                                                 18,727                18,727
                                                                                     ---------------      ----------------

           Total assets                                                              $    3,148,242       $     3,879,067
                                                                                     ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
    Accounts payable                                                                 $      528,690       $       533,674
    Accrued expenses                                                                        441,658               428,324
    Unearned revenues                                                                       111,105               135,262
    Warranty reserves                                                                        17,596                50,598
    Extended warranties - current portion                                                    54,100                92,837
    Capital leases - current portion                                                         36,201                36,981
                                                                                     ---------------      ----------------

           Total current liabilities                                                      1,189,350             1,277,676
                                                                                     ---------------      ----------------

    Extended warranties, net of current portion                                               1,800                 4,500
    Capital leases, net of current portion                                                   90,118               103,106
    Deferred rent                                                                            33,280                33,330
                                                                                     ---------------      ----------------

           Total liabilities                                                              1,314,548             1,418,612
                                                                                     ---------------      ----------------

Stockholders' equity
        Preferred stock, $.001 par value per share,
         9,378,800 authorized; no shares issued                                             -                    -
        Common stock, par value $.001 per share,
         50,000,000 shares authorized; 33,454,302
          issued and outstanding                                                             33,454                33,454
        Additional paid-in capital                                                       30,551,263            30,551,263
        Unearned compensation                                                               -                     (39,525)
        Accumulated deficit                                                             (28,751,023)          (28,084,737)
                                                                                     ---------------      ----------------

           Total stockholders' equity                                                     1,833,694             2,460,455
                                                                                     ---------------      ----------------

           Total liabilities and stockholders' equity                                $    3,148,242       $     3,879,067
                                                                                     ===============      ================

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Three months ended
                                                                         March 29,            March 30,
                                                                    ----------------------------------------

                                                                          1998                   1997
                                                                          ----                   ----
                                                                                 (unaudited)
Revenues                                                            $       538,517        $        986,849

Cost of sales                                                               331,470                 344,492
                                                                    ----------------       -----------------

Gross profit                                                                207,047                 642,357

Expenses
   Research and development                                                 403,066                 275,780
   Sales and marketing                                                      130,827                 203,151
   General and administrative                                               332,010                 269,698
                                                                    ----------------       -----------------

Total expenses                                                              865,903                 748,629
                                                                    ----------------       -----------------

Operating loss                                                             (658,856)               (106,272)
Interest income, net of interest expense                                     (7,430)                 15,973
                                                                    ----------------       -----------------

Net loss                                                            $      (666,286)       $        (90,299)
                                                                    ================       =================

Net loss per common share                                           $         (0.02)       $          (0.00)
                                                                    ================       =================

Weighted average number
  of common shares outstanding                                           33,454,302              32,213,987
                                                                    ================       =================

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Three months ended
                                                                             March 29,           March 30,
                                                                          -------------       --------------
                                                                               1998                1997
                                                                               ----                ----
                                                                                     (unaudited)
Cash flows from operating activities:
   Net loss                                                               $   (666,286)       $     (90,299)

Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                             95,612              109,688
      Provision for bad debt                                                    39,791                3,265
      Gain on disposal of fixed assets                                             (28)                   -
      Amortization of unearned compensation                                     39,525               14,767
      Changes in operating assets and liabilities:
        Decrease in receivables                                                399,353              188,879
        Decrease (increase) in inventories                                     216,903             (286,068)
        Decrease (increase) in prepaid and other current assets                 18,748              (93,271)
        Decrease in accounts payable                                            (4,984)             (74,915)
        Increase in accrued expenses                                            13,334              167,739
        Decrease in unearned revenue                                           (24,157)             (17,128)
        Decrease in warranty reserves                                          (33,002)             (12,457)
        Decrease in extended warranties                                        (41,437)            (139,988)
        Decrease in capital leases                                             (13,768)              (7,644)
        Decrease in deferred rent                                                  (50)              (3,176)
                                                                          -------------       --------------

Net cash provided by (used in) operating activities                             39,554             (240,608)
                                                                          -------------       --------------

Cash flows from investing activities:
   Proceeds from disposal of fixed assets                                        5,436              -
   Purchase of equipment                                                      (150,006)             (67,130)
                                                                          -------------       --------------

Net cash used in investing activities                                         (144,570)             (67,130)
                                                                          -------------       --------------

Cash flows from financing activities:
   Issuance of shares for employee stock purchase plan                          -                    12,991
                                                                          -------------       --------------

Net cash provided by financing activities                                       -                    12,991
                                                                          -------------       --------------

Net decrease in cash and cash equivalent                                      (105,016)            (294,747)

Cash and cash equivalents at beginning of period                               124,000            1,769,243
                                                                          -------------       --------------

Cash and cash equivalents at end of period                                $     18,984        $   1,474,496
                                                                          =============       ==============


Supplemental Cash Flow Information:
        Cash paid for interest                                                   1,486                  746
                                                                          =============       ==============

 A.      GENERAL

     Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of products for use in the field of low-temperature medicine.

     The Consolidated Balance Sheet as of March 29, 1998, the Consolidated Statements of Operations for the three month periods ended March 29, 1998 and March 30, 1997, and the Consolidated Statements of Cash Flows for the three month periods ended March 29, 1998 and March 30, 1997, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 29, 1998, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 28, 1997 included in the Company's Annual Report on Form 10-KSB for the year ended December 28, 1997.

     The results of operations for the three month period ended March 29, 1998 are not necessarily indicative of the operating results anticipated for the full year.

B.   NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of common shares outstanding during the three month periods ended March 29, 1998 and March 30, 1997. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

C.   INVENTORIES

     Inventories consist of the following:

                                                              March 29, 1998               March 30, 1997
                                                              --------------               --------------
     Raw materials and purchased parts                         $    728,239                 $  1,233,201
     Work in process                                                176,531                      184,336
     Finished goods                                                 576,188                      645,745
                                                                    -------                      -------
                                                                  1,480,958                    2,063,282
     Less reserves                                                  (43,755)                    (180,000)
                                                                    -------                    ---------
                                                               $  1,437,203                 $  1,883,282
                                                               ============                 ============

D.   Contingencies


          In November 1996, the Company filed suit against EndoCare, Inc., ("EndoCare") and ZhaoHua Chang in the Circuit Court for Montgomery County, Maryland (Case No. 161496). The lawsuit alleges, among other things, that EndoCare misappropriated trade secrets of the Company, and that EndoCare tortuously interfered with the Company's contracts, its relationships with its employees, and the Company's contractual and potential business relationships with customers. The lawsuit, which contains six counts, also alleges that Dr. Chang and EndoCare engaged in unfair competition against the Company and civil conspiracy, and that Dr. Chang, who was formerly employed as a Vice President of Cryosurgical Engineering by the Company, breached contractual and fiduciary obligations owed to the Company by his employment by EndoCare, his retention and misuse of the Company's confidential information, and his improper solicitation of the Company's employees to disclose trade secret information and/or to become employed by EndoCare. EndoCare and Dr. Chang have denied the allegations in the lawsuit. In March 1997, Dr. Chang filed a counter-suit in the Circuit Court for Montgomery County, Maryland (Case No. 161496-V) regarding numerous claims of a breach of contract by the Company. An agreement in principle has been reached with Endocare to resolve this suit. The Company is presently waiting for Endocare to communicate with Dr Chang in regard to the terms and conditions of settlement. If these mediation efforts fail, the Company intends to pursue and defend this case vigorously.

         In June 1997, Concept Group, Inc. ("Concept") filed suit against the company in the United States District Court for the Eastern District of Pennsylvania. The Company successfully transferred venue to the United States District for the District of Maryland, Southern Division. The suit involves the manufacture of cryosurgical probes allegedly developed by Concept which are used in certain surgical procedures. Concept alleges that in December 1992 the parties entered into a confidentiality agreement regarding certain proprietary and technical information relating to the cryoprobe. Concept further alleges that in January 1994 the parties entered into a Development and Manufacturing Agreement ("Development Agreement") in which Concept was to perform vacuum brazing on the cryoprobe according to a detailed set of design specifications. After a dispute arose regarding defects in the vacuum brazing process performed by Concept, the parties executed a release in August 1996 which discharged both parties from all business obligations to each other. Concept alleges that the Company violated the terms of the confidentiality agreement and the Development Agreement by subsequently applying for and receiving a United States patent on the cryoprobe. Concept contends it has a proprietary interest in the design of the cryoprobe. Further, Concept alleges that the Company fraudulently induced it into signing the release in order to secure the patent. Concept is demanding $1,500,000.00 plus costs and interest it claims it expended manufacturing the cryoprobes. The Company has denied all liability and damages, and intends to defend this matter. After evidence was found to show that the plaintiff failed to manufacture the probes in accordance with the design specification set out in the agreement, the Company filed a counterclaim against Concept. The counterclaim requests a judicial determination that the release was valid as well as damages for repairs to the cryoprobes due to the Concept's failure to conform with the design specifications set out in the agreement. Although the Company believes it has meritorious defenses and that the counterclaim asserts valid claims, no prediction concerning the ultimate outcome or amount or range of damages, if any, can be made at this time.

E.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" was issued, which is effective for fiscal years beginning after December 15, 1997. The Company will comply with all requirements no later than fiscal year 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's business activities focus primarily on the manufacturing and marketing related to its cryosurgical systems. The CMS AccuProbe(R) System Model 450 was cleared by the FDA in April 1991, the CMS AccuProbe(R) System Models 530 and 550 were cleared in December 1995, the CMS AccuProbe(R) 600 series was cleared in March 1997 and the Cryo-lite(R) series was cleared in July 1997. The Company plans to continue to market these systems in the various fields for which they received clearance from the FDA. The Company received clearance in November 1997 to expand its indications for use (labeling) for the AccuProbe(R) system family.

The Company is presently in the process of seeking funds for its wholly owned subsidiary BioLife Technologies, Inc. ("BioLife") for the purpose of commercializing its Hypothermosol(R) series of preservation solutions. Although the Company has contacted a number of parties who have expressed an interest in potentially providing such funding, there can be no assurance that such funding will be obtained.

RESULTS OF OPERATIONS

Revenues for the thirteen week period ended March 29, 1998 totaled $538,517 compared to $986,849 for the comparable period of the prior year, representing a decrease of 45%. The decrease in revenues reflect a decline in the number of CMS AccuProbe(R) Systems and accessories sold. The Company believes that this decline is due primarily to a lack of formal Medicare reimbursement for prostate cryosurgery. The revenues of the Company have been negatively impacted by an FDA advisory that all companies involved in thermal ablation can no longer advertise or promote uterine cryosurgical applications, specifically endometrial ablation.

Gross profit for all products for the thirteen week period ended March 28, 1998 totaled $207,047, or 39% of revenues, compared to gross profit of $642,357, or 65% of revenues, for the thirteen week period ended March 30, 1997. Gross profit as a percent of revenues changed in the thirteen week period ended March 29, 1998 compared to the prior year due to changes in the mix of product sales and the non-absorption of fixed overhead over a lower revenue level.

Research and development expenses for the thirteen week period ended March 29, 1998 totaled $403,066, an increase of 46% compared to $275,780 for the comparable period of the prior year. Development expenses increased due to the recognition of expenses associated with warrants granted to consultants, and an increase in raw material inventory used in R&D projects.

Sales and marketing expenses for the thirteen week period ended March 29, 1998 totaled $130,827, a decrease of 36% compared to $203,151 for the comparable period of the prior year. Sales and marketing expenses decreased over the comparable period of the previous year due to reduced headcount, reduced commissions, and the associated reduction in travel and related expenses.

General and administrative expenses for the thirteen week period ended March 29, 1998 totaled $332,010, an increase of 23% compared to $269,698 for the comparable period of the prior year. General and administrative expenses increased due to increased legal fees and the recognition of a one time credit for insurance expense utilized in the comparable period of the prior year.

Operating expenses for the thirteen week period ended March 29, 1998 totaled $865,903, an increase of 16% compared to $748,629 for the comparable period of the prior year. The Company sustained a net loss of $666,286 for the thirteen week period ended March 29, 1998 compared to net loss of $90,299 in the comparable period of the prior year. The Company is making reductions in expenses and personnel in an attempt to maintain its viability as an operating entity.

Sales of the CMS AccuProbe(R) System are increasingly affected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe(R) is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by some potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe System. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe(R) for urological cryosurgery. Although no national payment guidelines for urological cryosurgery have been established by Medicare's Health Care Financing Administration ("HCFA"), the Company was advised in October 1996 that HCFA is planning to put into effect its Technology Advisory Committee's recommendation that a national non-coverage policy be adopted in regard to cryoablation of the prostate. It is the Company's understanding that HCFA continues to explore the possibility of working with various agencies, including the American Urology Association, in establishing a nationwide randomized prospective clinical study to collect data on a comparative basis between cryosurgery and radiation therapies. The results of this study will provide the basis on which a future determination regarding Medicare reimbursement will be made. When insurance coverage is not available, patients may either elect to pay for treatment themselves or undergo traditional therapies that are covered by their insurers. Uncertainty and added efforts required for the Company's customers, or potential customers, to secure payment has constrained sales and utilization of AccuProbe systems to a large degree and may continue to do so until formal national coverage guidelines are established.

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1998, the Company had cash and cash equivalents totaling $18,984 and working capital of $896,883, as compared to $124,000 and $1,588,368, respectively, at December 28, 1997. The Company's cash and working capital positions decreased from December 28, 1997 due primarily to the net loss of $666,286 sustained by the Company in the thirteen week period ended March 29, 1998.

Capital expenditures for leasehold improvements and equipment totaled $150,006, including $100,000 in consignment and loaner CMS AccuProbe(R) Systems, in thirteen week period ended March 29, 1998, compared to $161,217 and $94,087 respectively, in the comparable period of the prior year. The Company does not expect to spend more than $200,000 in total for equipment in the year ending December 29, 1998.

The Company expects to incur expenditures over the next twelve months related to development, manufacturing and testing of its products and for sales and marketing efforts and other operating expenses. The Company's management assumes that sales for the remainder of the 1998 fiscal year may be less than the level experienced in comparable year ago periods and believes that its current cash and working capital position, together with potential financing and possible additional cost cutting, will be sufficient to fund the operations of the Company for the next twelve months, dependent, in part, on the level of sales and marketing activity engaged in by the Company, and the amounts of development funded by the Company. However, the Company expects to continue to reduce expenditures if necessary and to pursue various forms of short term financing to supplement working capital during the next twelve months and possibly additional equity financing. Except for the sale of its products, the Company currently has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.

                           CRYOMEDICAL SCIENCES, INC.
                          PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits

            (27)   Financial Data Schedule.

            (b)    Reports on Form 8-K: none.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Cryomedical Sciences, Inc.
                                          --------------------------
                                                (Registrant)





Date:  May 18, 1998                       /s/Richard J. Reinhart, Ph.D.
                                          -----------------------------
                                             Richard J. Reinhart, Ph.D
                                       President and Chief Executive Officer
                                         (Principal Executive Officer and
                                           Principal Financial Officer)