Form 10QSB
period 1998-06-28
CRYOMEDICAL SCIENCES INC
filed 1998-07-28
CIK 834365

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20459


                                 FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarterly period ended June 28, 1998    Commission file number 0-18170
                               -------------                           -------


                          CRYOMEDICAL SCIENCES, INC.
                          --------------------------
      (Exact name of small business issuer as specified in its charter)


                    Delaware                           94-3076866
                    --------                           ----------
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

33,454,302 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of July 15, 1998.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 28, 1998

                                      INDEX

Part I.  Financial Information                                        Page No.

            Item 1.  Financial Statements

                       Consolidated Balance Sheets at
                       June 28, 1998 (unaudited) and
                       December 28, 1997                                   3

                       Consolidated Statements of
                       Operations for the thirteen and
                       twenty-six weeks ended June 28,
                       1998 and June 29, 1997
                       (unaudited)                                         4

                       Consolidated Statements of Cash
                       Flows for the twenty-six weeks
                       ended June 28, 1998 and June 29,
                       1997 (unaudited)                                    5

                       Notes to Consolidated Financial
                       Statements                                         6-8

            Item 2.  Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations                           9-11


Part II. Other Information

            Item 6.  Exhibits and Reports on Form 8-K                     12


Signatures                                                                13


                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                           June 28,      December 28,
                                                             1998          1997
                                                             ----          ----
                                                          (unaudited)

ASSETS

Current assets
    Cash and cash equivalents                             $   46,766    $   124,000
    Receivables, net allowance for doubtful                  547,978        989,908
         accounts of $625,527 and $569,000
    Inventories                                            1,290,475      1,654,106
    Prepaid expenses and other current assets                 98,076         98,030
                                                          ----------    ------------

        Total current assets                               1,983,295       2,866,044

Fixed assets, net accumulated depreciation                 1,020,832         994,296
     and amortization of $2,210,267 and $2,032,959
Other assets                                                  21,346          18,727
                                                          ----------    ------------

        Total assets                                      $3,025,473     $ 3,879,067
                                                          ==========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                      $  503,099     $   533,674
    Accrued expenses                                         507,282         428,324
    Unearned revenues                                        120,356         135,262
    Warranty reserves                                         17,394          50,598
    Extended warranties - current portion                     21,579          92,837
    Capital leases - current portion                          37,411          36,981
                                                          ----------    ------------

        Total current liabilities                          1,207,121       1,277,676
                                                          ----------    ------------

    Extended warranties, net of current                       19,071           4,500
      portion
    Capital leases, net of current portion                    80,298         103,106
    Deferred rent                                             31,418          33,330
                                                          ----------    ------------

        Total liabilities                                  1,337,908       1,418,612
                                                          ----------    ------------

Stockholders' equity
    Preferred stock, $.001 par value per share,
     9,378,800 authorized; no shares issued                    -             -
    Common stock, par value $.001 per share,
     50,000,000 shares authorized; 33,454,302
      issued and outstanding                                  33,454          33,454
    Additional paid-in capital                            30,551,263      30,551,263
    Unearned compensation                                      -             (39,525)
    Accumulated deficit                                  (28,897,152)    (28,084,737)
                                                          ----------    ------------

        Total stockholders' equity                         1,687,565       2,460,455
                                                          ----------    ------------

        Total liabilities and stockholders'
          equity                                          $3,025,473     $ 3,879,067
                                                          ==========    ============


                 See notes to consolidated financial statements.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Thirteen weeks ended                    Twenty six weeks ended
                                               June 28,             June 29,           June 28,            June 29,
                                          --------------------------------------    -----------------------------------

                                                 1998                 1997               1998                1997
                                                 ----                 ----               ----                ----
                                              (unaudited)                                       (unaudited)
Revenues                                  $           720,842    $      860,462     $     1,259,359     $    1,847,310

Cost of sales                                         337,111           660,694             668,581          1,005,186
                                          --------------------   ---------------    ----------------    ---------------

Gross profit                                          383,731           199,768             590,778            842,124

Expenses
    Research and development                          123,088           318,638             526,154            594,418
    Sales and marketing                               151,000           245,957             281,827            449,107
    General and administrative                        249,860           332,884             581,870            602,583
                                          --------------------   ---------------    ----------------    ---------------

Total expenses                                        523,948           897,479           1,389,851          1,646,108
                                          --------------------   ---------------    ----------------    ---------------

Operating loss                                       (140,217)         (697,711)           (799,073)          (803,984)
Interest income, net of interest expense               (5,912)           60,220             (13,342)            76,193
                                          --------------------   ---------------    ----------------    ---------------

Net loss                                  $          (146,129)   $     (637,491)    $      (812,415)    $     (727,791)
                                          ====================   ===============    ================    ===============

Net loss per common share                 $             (0.00)   $        (0.02)    $         (0.02)    $        (0.02)
                                          ====================   ===============    ================    ===============


Weighted average number
 of common shares outstanding                      33,454,302        33,190,094          33,454,302         32,702,041
                                          ====================   ===============    ================    ===============

                 See notes to consolidated financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Twenty six weeks ended
                                                                                June 28,                       June 29,
                                                                        -------------------------      -------------------------
                                                                                   1998                           1997
                                                                                   ----                           ----
                                                                                                (unaudited)

Cash flows from operating activities:
       Net loss                                                         $               (812,415)      $               (727,791)

Adjustments to reconcile net loss to net
       cash used in operating activities:
           Depreciation and amortization                                                 181,220                        210,528
           Provision for bad debt                                                         56,527                           -
           Gain on disposal of fixed assets                                                 (285)                          -
           Amortization of unearned compensation                                          39,525                         26,062
           Changes in operating assets and liabilities:
                Decrease in receivables                                                  385,403                        237,003
                Decrease (increase) in inventories                                       363,631                        (71,196)
                Increase in prepaid and other current assets                                 (46)                       (90,408)
                Increase in other assets                                                  (2,619)                          -
                Decrease in accounts payable                                             (30,575)                      (224,677)
                Increase in accrued expenses                                              78,958                         39,200
                Decrease (increase) in unearned revenue                                  (14,906)                        28,070
                Decrease in warranty reserves                                            (33,204)                       (22,085)
                Decrease in extended warranties                                          (56,687)                      (252,476)
                Decrease (increase) in capital leases                                    (22,378)                        51,164
                Decrease in deferred rent                                                 (1,912)                       (72,093)
                                                                        -------------------------      -------------------------

Net cash provided by (used in) operating activities                                      130,237                       (868,699)
                                                                        -------------------------      -------------------------

Cash flows from investing activities:
       Proceeds from disposal of fixed assets                                              6,636                           -
       Purchase of equipment                                                            (214,107)                      (139,604)
                                                                        -------------------------      -------------------------

Net cash used in investing activities                                                   (207,471)                      (139,604)
                                                                        -------------------------      -------------------------

Cash flows from financing activities:
       Issuance of shares for employee stock purchase plan                                  -                            12,991
                                                                        -------------------------      -------------------------

Net cash provided by financing activities                                                   -                            12,991
                                                                        -------------------------      -------------------------

Net decrease in cash and cash equivalents                                                (77,234)                      (995,312)

Cash and cash equivalents at beginning of period                                         124,000                      1,769,243
                                                                        -------------------------      -------------------------

Cash and cash equivalents at end of period                              $                 46,766       $                773,931
                                                                        =========================      =========================

Supplemental Cash Flow Information:
                Cash paid for interest                                                    15,228                          1,392
                                                                                          ------                          -----


                See notes to consolidated financial statements.

                  CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   GENERAL

     Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of products for use in the field of low-temperature medicine.

     The Consolidated Balance Sheet as of June 28, 1998, the Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 28, 1998 and June 29, 1997, and the Consolidated Statements of Cash Flows for the twenty-six week periods ended June 28, 1998 and June 29, 1997, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 28, 1998, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 28, 1997 included in the Company's Annual Report on Form 10-KSB/A for the year ended December 28, 1997.

     The results of operations for the thirteen week period ended June 28, 1998 are not necessarily indicative of the operating results anticipated for the full year.

B.   NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of common shares outstanding during the thirteen and twenty-six week periods ended June 28, 1998 and June 29, 1997. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

C.   INVENTORIES



    Inventories consist of the following:

                                           June 28, 1998     December 28, 1997
                                           -------------     -----------------
    Raw materials and purchased parts      $   710,748        $    859,674
    Work in process                            203,984             243,431
    Finished goods                             419,488             594,746
                                           -----------         -----------
                                             1,334,220           1,697,851
    Less reserves                              (43,745)            (43,745)
                                           -----------         -----------
                                           $ 1,290,475         $ 1,654,106
                                           ===========         ===========

D.   Contingencies


     In November 1996, the Company filed suit against EndoCare, Inc., ("EndoCare") and ZhaoHua Chang in the Circuit Court for Montgomery County, Maryland (Case No. 161496). The lawsuit alleges, among other things, that EndoCare misappropriated trade secrets of the Company, and that EndoCare tortuously interfered with the Company's contracts, its relationships with its employees, and the Company's contractual and potential business relationships with customers. The lawsuit, which contains six counts, also alleges that Dr. Chang and EndoCare engaged in unfair competition against the Company and civil conspiracy, and that Dr. Chang, who was formerly employed as a Vice President of Cryosurgical Engineering by the Company, breached contractual and fiduciary obligations owed to the Company by his employment by EndoCare, his retention and misuse of the Company's confidential information, and his improper solicitation of the Company's employees to disclose trade secret information and/or to become employed by EndoCare. EndoCare and Dr. Chang have denied the allegations in the lawsuit. In March 1997, Dr. Chang filed a counter-suit in the Circuit Court for Montgomery County, Maryland (Case No. 161496-V) regarding numerous claims of a breach of contract by the Company. An agreement in principle has been reached with Endocare to resolve this suit. The Company is presently waiting for Endocare to communicate with Dr. Chang in regard to the terms and conditions of settlement. If these mediation efforts fail, the Company intends to pursue and defend this case vigorously.

     In June 1997, Concept Group, Inc. ("Concept") filed suit against the company in the United States District Court for the Eastern District of Pennsylvania. The Company successfully transferred venue to the United States District for the District of Maryland, Southern Division. The suit involves the manufacture of cryosurgical probes allegedly developed by Concept which are used in certain surgical procedures. Concept alleges that in December 1992 the parties entered into a confidentiality agreement regarding certain proprietary and technical information relating to the cryoprobe. Concept further alleges that in January 1994 the parties entered into a Development and Manufacturing Agreement ("Development Agreement") in which Concept was to perform vacuum brazing on the cryoprobe according to a detailed set of design specifications. After a dispute arose regarding defects in the vacuum brazing process performed by Concept, the parties executed a release in August 1996 which discharged both parties from all business obligations to each other. Concept alleges that the Company violated the terms of the confidentiality agreement and the Development Agreement by subsequently applying for and receiving a United States patent on the cryoprobe. Concept contends it has a proprietary interest in the design of the cryoprobe. Further, Concept alleges that the Company fraudulently induced it into signing the release in order to secure the patent. Concept is demanding $1,500,000 plus costs and interest it claims it expended manufacturing the cryoprobes. The Company has denied all liability and damages, and intends to defend this matter. After evidence was found to show that the plaintiff failed to manufacture the probes in accordance with the design specification set out in the agreement, the Company filed a counterclaim against Concept. The counterclaim requests a judicial determination that the release was valid as well as damages for repairs to the cryoprobes due to the Concept's failure to conform with the design specifications set out in the agreement. Although the Company believes it has meritorious defenses and that the counterclaim asserts valid claims, no prediction concerning the ultimate outcome or amount or range of damages, if any, can be made at this time.

E.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" was issued, which is effective for fiscal years beginning after December 15, 1997. The Company is complying with all requirements, but has no items of comprehensive income.

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

RESULTS OF OPERATIONS

Revenues for the thirteen week and twenty six week periods ended June 28, 1998 totaled $720,842 and $1,259,359, respectively, compared to $860,462 and $1,847,310, respectively, for the comparable periods of the prior year, representing decreases of 16% and 32%, respectively. The decreases in revenues reflect a decline in the number of CMS AccuProbe(R) Systems and accessories sold. The Company believes that this decline is due primarily to a lack of formal Medicare reimbursement for prostate cryosurgery. The revenues of the Company have also been negatively impacted by an FDA advisory that all companies involved in thermal ablation can no longer advertise or promote uterine cryosurgical applications, specifically endometrial ablation.

Gross profit for all products for the thirteen and twenty six week periods ended June 28, 1998 totaled $383,731 and $590,778, respectively, or 53% and 47% of revenues, respectively, compared to gross profits of $199,768 and $842,124, respectively, or 23% and 46% of revenues, respectively, for the comparable periods of the prior year. Gross profit as a percent of revenues increased in the thirteen and twenty six week periods ended June 28, 1998 compared to the prior year periods due to changes in the mix of product sales and a reduction in production personnel.

Research and development expenses for the thirteen and twenty six week periods ended June 28, 1998 totaled $123,088 and $526,154, respectively, a decrease of 61% and 11%, respectively, compared to $318,638 and $594,418, respectively, for the comparable periods of the prior year. Development expenses decreased due to a reduction in personnel, a decrease in raw material inventory used in R&D projects, and a reduction in the salary of the Senior Vice President of R&D.

Sales and marketing expenses for the thirteen and twenty six week periods ended June 28, 1998 totaled $151,000 and $281,827, respectively, a decrease of 39% and 37%, respectively, compared to $245,957 and $449,107, respectively, for the comparable periods of the prior year. Sales and marketing expenses decreased over the comparable periods of the previous year due to reduced commissions and a reduction in travel and related expenses.

General and administrative expenses for the thirteen and twenty six week periods ended June 28, 1998 totaled $249,860 and $581,870, respectively, a decrease of 25% and 3%, respectively, compared to $332,884 and $602,583, respectively, for the comparable periods of the prior year. General and administrative expenses decreased due to a reduction in legal expenses, consulting fees, and a reduction in the salary of the CEO.

Operating expenses for the thirteen and twenty six week periods ended June 28, 1998 totaled $523,948 and $1,389,851, respectively, a decrease of 42% and 16%, respectively, compared to $897,479 and $1,646,108, respectively, for the comparable periods of the prior year. The Company sustained net losses of $146,129 and $812,415, for the thirteen and twenty six week periods ended June 28, 1998 compared to net losses of $637,491 and $727,791 in the comparable periods of the prior year. The Company is making reductions in all discretionary expenses in an attempt to maintain its viability as an operating entity.

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


LIQUIDITY AND CAPITAL RESOURCES

At June 28, 1998, the Company had cash and cash equivalents totaling $46,766 and working capital of $776,174, as compared to $124,000 and $1,588,368, respectively, at December 28, 1997. The Company's cash and working capital positions decreased from December 28, 1997 due primarily to the net loss of $666,286 sustained by the Company in the thirteen-week period ended March 29, 1998.

Capital expenditures for equipment totaled $214,107, including $164,101 in consignment and loaner CMS AccuProbe(R) Systems, in the twenty six week period ended June 28, 1998, compared to $275,030 and $135,426 respectively, in the comparable period of the prior year. The Company does not expect to spend more than $300,000 in total for equipment in the year ending December 27, 1998.

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


                                              Cryomedical Sciences, Inc.
                                              ----------------------------
                                                      (Registrant)





Date:  July 22, 1998                       /s/Richard J. Reinhart, Ph.D.
                                           ------------------------------
                                                Richard J. Reinhart, Ph.D
                                          President and Chief Executive Officer
                                            (Principal Executive Officer and
                                              Principal Financial Officer)