Form 10QSB
period 1998-09-27
CRYOMEDICAL SCIENCES INC
filed 1998-11-12
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20459


                                  FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 27, 1998   Commission file number 0-18170
                               ------------------                          --------



                           CRYOMEDICAL SCIENCES, INC.
                           --------------------------
       (Exact name of small business issuer as specified in its charter)


           Delaware                                      94-3076866
           --------                                      ----------
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

         Yes   X              No
              -----               ------


33,454,302 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of October 31, 1998.

                           CRYOMEDICAL SCIENCES, INC.
                                  FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 27, 1998

                                     INDEX


Part I.      Financial Information                                                                    Page No.
                                                                                                      ---------
               Item 1.   Financial Statements

                         Consolidated Balance Sheets at September 27, 1998 (unaudited)
                         and December 28, 1997                                                            3

                         Consolidated Statements of Operations for the thirteen and
                         thirty nine weeks ended September 27, 1998 and September 28, 1997 (unaudited)    4

                         Consolidated Statements of Cash Flows for the thirty nine weeks ended
                         September 27, 1998 and September 28, 1997 (unaudited)                            5

                         Notes to Consolidated Financial Statements                                      6-8

               Item 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                      9-11


Part II.     Other Information

               Item 6.   Exhibits and Reports on Form 8-K                                                12


Signatures                                                                                               13

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                               September 27,     December 28,
                                                                   1998              1997
                                                                   ----              ----
                                                                (unaudited)
ASSETS
------
Current assets
   Cash and cash equivalents                                   $      15,201    $       124,000
   Receivables, net allowance for doubtful accounts                  714,741            989,908
         of $656,828 and $569,000
   Inventories                                                     1,206,263          1,654,106
   Prepaid expenses and other current assets                         104,221             98,030
                                                               -------------    ---------------
        Total current assets                                       2,040,426          2,866,044

Fixed assets, net accumulated depreciation and amortization          901,106            994,296
        of $2,289,993 and $2,032,959
Other assets                                                          18,727             18,727
                                                               -------------    ---------------
        Total assets                                           $   2,960,259    $     3,879,067
                                                               =============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
   Accounts payable                                            $     592,312    $       533,674
   Accrued expenses                                                  395,922            428,324
   Unearned revenues                                                  76,672            135,262
   Warranty reserves                                                   7,992             50,598
   Extended warranties - current portion                              18,879             92,837
   Line of credit                                                    120,000            -
   Capital leases - current portion                                   37,411             36,981
                                                               -------------    ---------------

        Total current liabilities                                  1,249,188          1,277,676
                                                               -------------    ---------------

   Extended warranties, net of current portion                        16,583              4,500
   Capital leases, net of current portion                             77,328            103,106
   Deferred rent                                                      28,651             33,330
                                                               -------------    ---------------

        Total liabilities                                          1,371,750          1,418,612
                                                               -------------    ---------------

Stockholders' equity
   Preferred stock, $.001 par value per share,
    9,378,800 authorized; no shares issued                            -                 -
   Common stock, par value $.001 per share,
    50,000,000 shares authorized; 33,454,302
     issued and outstanding                                           33,454             33,454
   Additional paid-in capital                                     30,551,263         30,551,263
   Unearned compensation                                              -                 (39,525)
   Accumulated deficit                                           (28,996,208)       (28,084,737)
                                                               -------------    ---------------

        Total stockholders' equity                                 1,588,509          2,460,455
                                                               -------------    ---------------

        Total liabilities and stockholders' equity             $   2,960,259    $     3,879,067
                                                               =============    ===============


                See notes to consolidated financial statements

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Thirteen weeks ended                Thirty nine weeks ended
                                              September 27,     September 28,     September 27,       September 28,
                                             ---------------------------------   -------------------------------------
                                               1998                   1997             1998                 1997
                                               ----                   ----             ----                 ----
                                                       (unaudited)                            (unaudited)
Revenues                                      $    697,454     $     691,948      $    1,956,813       $   2,539,258

Cost of sales                                      354,467           412,958           1,023,048           1,418,144
                                             --------------   ----------------   ----------------     ----------------

Gross profit                                       342,987           278,990             933,765           1,121,114

Expenses
  Research and development                          74,640           187,759             600,794             782,177
  Sales and marketing                              101,058           171,102             382,885             620,209
  General and administrative                       261,234           179,013             843,104             781,596
                                             --------------   ----------------   ----------------     ----------------

Total expenses                                     436,932           537,874           1,826,783           2,183,982
                                             --------------   ----------------   ----------------     ----------------

Operating loss                                     (93,945)         (258,884)           (893,018)         (1,062,868)
Interest income, net of interest expense            (5,111)          (12,868)            (18,453)             63,325
                                             --------------   ----------------   ----------------     ----------------

Net loss                                      $    (99,056)    $    (271,752)     $     (911,471)      $    (999,543)
                                             ==============   ================   ================     ================
Net loss per common share                     $      (0.00)    $       (0.01)     $        (0.03)      $       (0.03)
                                             ==============   ================   ================     ================


Weighted average number
 of common shares outstanding                   33,454,302        33,395,643          33,454,302          33,090,589
                                             ==============   ================   ================     ================


                See notes to consolidated financial statements

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Thirty nine weeks ended
                                                                September 27,    September 28,
                                                               ---------------  ---------------
                                                                    1998             1997
                                                                    ----             ----
                                                                         (unaudited)
Cash flows from operating activities:
   Net loss                                                    $    (911,471)   $    (999,543)

Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                   263,612          318,724
     Provision for bad debt                                           87,828           -
     Gain on disposal of fixed assets                                 (2,951)          -
     Amortization of unearned compensation                            39,525          (16,937)
     Changes in operating assets and liabilities:
       Decrease in receivables                                       187,339          369,021
       Decrease (increase) in inventories                            447,843          (76,957)
       Increase in prepaid and other current assets                   (6,191)        (137,923)
       Decrease in accounts payable                                   58,638          (54,291)
       Increase in accrued expenses                                  (32,402)        (272,778)
       (Decrease) increase in unearned revenue                       (58,590)          (2,629)
       Decrease in warranty reserves                                 (42,606)         (65,800)
       Decrease in extended warranties                               (61,875)        (347,663)
       (Decrease) increase in capital leases                         (25,348)          50,682
       Decrease in deferred rent                                      (4,679)         (72,143)
                                                               ---------------  ---------------

Net cash provided by (used in) operating activities                  (61,328)      (1,308,237)
                                                               ---------------  ---------------

Cash flows from investing activities:
   Proceeds from disposal of fixed assets                             46,636           -
   Purchase of equipment                                            (214,107)        (275,030)
                                                               ---------------  ---------------

Net cash used in investing activities                               (167,471)        (275,030)
                                                               ---------------  ---------------

Cash flows from financing activities:
   Issuance of shares for employee stock purchase plan                -                12,991
   Issuance of warrants                                               -                43,000
   Line of credit                                                    120,000           -
                                                               ---------------  ---------------

Net cash provided by financing activities                            120,000           55,991
                                                               ---------------  ---------------

Net decrease in cash and cash equivalents                           (108,799)      (1,527,276)

Cash and cash equivalents at beginning of period                     124,000        1,769,243
                                                               ---------------  ---------------

Cash and cash equivalents at end of period                     $      15,201    $     241,967
                                                               ===============  ===============

Supplemental Cash Flow Information:
       Cash paid for interest                                         20,954           18,766
                                                               ===============  ===============

                 See notes to consolidated financial statements

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       GENERAL

     Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of products for use in the field of low-temperature medicine.

     The Consolidated Balance Sheet as of September 27, 1998, the Consolidated Statements of Operations for the thirteen and thirty nine week periods ended September 27, 1998 and September 28, 1997, and the Consolidated Statements of Cash Flows for the thirty nine week periods ended September 27, 1998 and September 28, 1997, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 27, 1998, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

     The results of operations for the thirteen and thirty-nine week periods ended September 27, 1998 are not necessarily indicative of the operating results anticipated for the full year.

B.   NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of common shares outstanding during the thirteen and thirty nine week periods ended September 27, 1998 and September 28, 1997. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

C.   INVENTORIES

     Inventories consist of the following:

                                                            September 27, 1998          December 28, 1997
                                                            ------------------          -----------------
     Raw materials and purchased parts                       $       709,090            $        859,674
     Work in process                                                  72,451                     243,431
     Finished goods                                                   468,467                    594,746
                                                                      -------                    -------
                                                                    1,250,008                  1,697,851
     Less reserves                                                   (43,745)                   (43,745)
                                                                    ---------                  ---------
                                                             $      1,206,263          $       1,654,106
                                                             ================          =================

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's business activities focus primarily on the manufacturing and marketing related to its cryosurgical systems. The CMS AccuProbe(R) System Model 450 was cleared by the FDA in April 1991, the CMS AccuProbe(R) System Models 530 and 550 were cleared in December 1995, the CMS AccuProbe(R) 600 series was cleared in March 1997 and the Cryo-lite(R) series was cleared in July 1997. The Company plans to continue to market these systems in the various fields for which they received clearance from the FDA. The Company received clearance in November 1997 to expand its indications for use (labeling) for the AccuProbe(R) system family. In September 1998 the Company received FDA clearance for its AccuProbe(R) 800 series.

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

RESULTS OF OPERATIONS

Revenues for the thirteen week and thirty nine week periods ended September 27, 1998 totaled $697,454 and $1,956,813, respectively, compared to $691,948 and $2,539,258, respectively, for the comparable periods of the prior year, representing an increase of 1% and a decrease of 23%, respectively. The decrease in revenues, for the recent thirty nine week period, reflect a decline in the number of CMS AccuProbe(R) Systems and accessories sold. The Company believes that this decline is due primarily to a lack of formal Medicare reimbursement for prostate cryosurgery. The revenues of the Company have also been negatively impacted by an FDA advisory that all companies involved in thermal ablation can no longer advertise or promote uterine cryosurgical applications, specifically endometrial ablation.

Gross profit for all products for the thirteen and thirty nine week periods ended September 27, 1998 totaled $342,987 and $933,765, respectively, or 49% and 48% of revenues, respectively, compared to gross profits of $278,990 and $1,121,114, respectively, or 40% and 44% of revenues, respectively, for the comparable periods of the prior year. Gross profit as a percent of revenues increased in the thirteen and thirty nine week periods ended September 27, 1998 compared to the prior year periods due to changes in the mix of product sales and a reduction in production personnel.

Research and development expenses for the thirteen and thirty nine week periods ended September 27, 1998 totaled $74,640 and $600,794, respectively, a decrease of 60% and 23%, respectively, compared to $187,759 and $782,177, respectively, for the comparable periods of the prior year. Development expenses decreased due to a reduction in personnel and a decrease in raw material inventory used in R&D projects.

Sales and marketing expenses for the thirteen and thirty nine week periods ended September 27, 1998 totaled $101,058 and $382,885, respectively, a decrease of 41% and 38%, respectively, compared to $171,102 and $620,209, respectively, for the comparable periods of the prior year. Sales and marketing expenses decreased over the comparable periods of the previous year due to reduced commissions and a reduction in travel and related expenses.

General and administrative expenses for the thirteen and thirty nine week periods ended September 27, 1998 totaled $261,234 and $843,104, respectively, a increase of 46% and 8%, respectively, compared to $179,013 and $781,596, respectively, for the comparable periods of the prior year. General and administrative expenses increased due to an increase in legal expenses.

Operating expenses for the thirteen and thirty nine week periods ended September 27, 1998 totaled $436,932 and $1,826,783, respectively, a decrease of 19% and 16%, respectively, compared to $537,874 and $2,183,982, respectively, for the comparable periods of the prior year. The Company sustained net losses of $99,056 and $911,471, for the thirteen and thirty nine week periods ended September 27, 1998 compared to net losses of $271,752 and $999,543 in the comparable periods of the prior year. The Company is making reductions in all discretionary expenses in an attempt to maintain its viability as an operating entity.

Sales of the CMS AccuProbe(R) System are increasingly affected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe(R) is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by some potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe System. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe(R) for urological cryosurgery. The Company was advised in October 1996 that HCFA is planning to put into effect its Technology Advisory Committee's recommendation that a national non-coverage policy be adopted in regard to cryoablation of the
prostate.    In March 1997, HCFA announced that it had established a national non-coverage policy for cryosurgery of the prostate. It is the Company's understanding that HCFA continues to explore the possibility of working with various agencies, including the American Urology Association, in establishing a nationwide randomized prospective clinical study to collect data on a comparative basis between cryosurgery and radiation therapies. The results of this study will provide the basis on which a future determination regarding Medicare reimbursement will be made. When insurance coverage is not available, patients may either elect to pay for treatment themselves or undergo traditional therapies that are covered by their insurers. Uncertainty and added efforts required for the Company's customers, or potential customers, to secure payment has constrained sales and utilization of AccuProbe systems to a large degree and may continue to do so until formal national coverage guidelines are established.


LIQUIDITY AND CAPITAL RESOURCES

At September 27, 1998, the Company had cash and cash equivalents totaling $15,201 and working capital of $791,238, as compared to $124,000 and $1,588,368, respectively, at December 28, 1997. The Company's cash and working capital positions decreased from December 28, 1997 due primarily to the net loss of $666,286 sustained by the Company in the thirteen-week period ended March 29, 1998.

Capital expenditures for equipment totaled $214,107, including $164,101 in consignment and loaner CMS AccuProbe(R) Systems, in the thirty nine week period ended September 27, 1998, compared to $275,030 and $135,426 respectively, in the comparable period of the prior year. The Company does not expect to spend more than $300,000 in total for equipment in the year ending December 27, 1998.

The Company expects to incur expenditures over the next twelve months related to development, manufacturing and testing of its products and for sales and marketing efforts and other operating expenses. The Company's management assumes that sales for the remainder of the 1998 fiscal year may be less than the level experienced in comparable prior year periods and believes that its current cash and working capital position, together with potential financing and possible additional cost cutting, will be sufficient to fund the operations of the Company for the next twelve months, dependent, in part, on the level of sales and marketing activity engaged in by the Company, and the amounts of development funded by the Company. However, the Company expects to continue to reduce expenditures if necessary and to pursue various forms of short term financing to supplement working capital during the next twelve months and possibly additional equity financing. In this connection, on September 30, 1998, the Company entered into a Stock Purchase Agreement with ValorInvest, Ltd. ("ValorInvest"), a Geneva, Switzerland based investment bank, pursuant to which, among other things, ValorInvest purchased securities from the Company for $200,000 and agreed to purchase additional securities for $400,000. (See
Item 5 Other Information - Subsequent Event.) Except for the sale of its products and the aforementioned sale to ValorInvest, the Company currently has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.

                           CRYOMEDICAL SCIENCES, INC.
                          PART II - OTHER INFORMATION

Item 5.   Other Information

Subsequent Event - On September 30, 1998, the Company entered into a stock purchase agreement with ValorInvest, Ltd. ("ValorInvest"), a Geneva, Switzerland based investment bank, pursuant to which, among other things, ValorInvest (a) purchased from the Company 128 Series E Units for an aggregate price of $200,000 and (b) agreed to purchase, on or before December 28, 1998, an additional 256 Series E Units for an aggregate price of $400,000. Information regarding such transaction was filed in a report on For 8-K filed on October 13, 1998. A copy of the stock purchase agreement relating to such transaction is being filed herewith is an Exhibit (a)(1) and is incorporated herein by reference.


Item 6.     Exhibits and Reports on Form 8-K

           (a)   Exhibits
                 --------
           (1)   Stock Purchase Agreement with ValorInvest, Ltd. Dated September 30, 1998

           (27)  Financial Data Schedule.

           (b)   Reports on Form 8-K: Filed on October 13, 1998, with respect to transaction on September 30, 1998, re. Item 9 -
                 sales of equity securities pursuant to Regulation S.

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


                                             Cryomedical Sciences, Inc.
                                             --------------------------
                                                (Registrant)





Date:  November 9, 1998                   /s/Richard J. Reinhart, Ph.D.
                                          -----------------------------
                                         Richard J. Reinhart, Ph.D
                                   President and Chief Executive Officer
                                      (Principal Executive Officer and
                                        Principal Financial Officer)