Form 10KSB40
period 1998-12-27
CRYOMEDICAL SCIENCES INC
filed 1999-04-12
CIK 834365

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-KSB

(MARK ONE)

[ X ]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 27, 1998
                                         -----------------

                                       OR

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18170
                                                -------

                              --------------------

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

                              --------------------

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

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X] .

       Issuer's revenues for the fiscal year ended December 27, 1998 were $2,369,748.

       As of March 31, 1999, the aggregate market value of voting stock held by nonaffiliates of the registrant was $16,205,263.

       As of March 31, 1999, there were 33,454,302 shares of Common Stock (par value $.001 per share) outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

===============================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

       Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, manufacture and marketing of products for use in the field of low-temperature medicine.

       The Company has developed cryosurgical systems called the CMS AccuProbe(R) System (the "AccuProbe"), the CMS Blizzard(TM) Series (the "Blizzard"), and the Cryo-Lite(R) Series (the "Cryo-Lite"). The AccuProbe, the Blizzard and the Cryo-Lite are sophisticated cryosurgical devices designed to freeze and destroy diseased tissue. They are particularly applicable where diseased tissue cannot be removed surgically or where surgery is likely to have extensive adverse side effects. The Company plans to utilize its AccuProbe, Blizzard and Cryo-Lite in the various fields for which the devices have received clearance from the United States Food and Drug Administration (the "FDA").

       The Company completed initial development of the AccuProbe in 1992 and has marketed this system to hospitals, surgeons and radiologists in the United States and abroad. In addition to the AccuProbe, the Company sells single use probes and other disposables used with the AccuProbe and offers service warranty contracts. Although the Cryo-Lite received FDA clearance in July 1997 and the Blizzard received FDA clearance in February 1998, no Blizzard or Cryo-Lite devices have been shipped for commercial sale. Sales and other revenues totaled $2,369,748 and $3,571,386 for the twelve-month period ended December 27, 1998 and the twelve-month period ended December 28, 1997, respectively.

       The Company is also attempting to develop and commercialize a series of hypothermic preservative solutions (the "Solutions"). Some of these Solutions are designed to maintain the fluid and chemical balances of human organs while body temperature is significantly lowered. Other Solutions have been developed that may be utilized in preserving certain cells and tissues utilized by scientists in research labs and academic institutions. All of these Solutions continue to be tested in laboratory settings. Commercialization of certain Solutions is presently being pursued for those markets not subject to FDA regulations through the Company's wholly-owned subsidiary, BioLife Technologies, Inc. ("BioLife"), formed in 1998. At present, development of the Solutions for human organ transplantation is at the laboratory and preclinical stage. The Company is seeking from various government and non-government granting agencies as well as third party investors to continue the development of the Solutions.

       The total research and development expenses of the Company for the twelve-month period ended December 27, 1998 were $674,160. For the twelve-month period ending December 28, 1997 total research and development expenses were $1,293,470.

       The Company was incorporated in Delaware in November 1987. BioLife was incorporated in March of 1998. Unless the context requires otherwise, references to the Company include BioLife. The Company's principal executive offices are located at 1300 Piccard Drive, Rockville, Maryland 20850, and its telephone number is (301) 417-7070.

CMS CRYOSURGICAL SYSTEMS

       BACKGROUND AND TECHNOLOGICAL OVERVIEW

       Cryosurgery is a surgical procedure that uses freezing temperatures to destroy unwanted tissue by circulating a refrigerant through the tip of a cryoprobe (an instrument for applying extreme cold to tissue) applied directly to the tissue to be destroyed.

       Some surgeons have commenced targeting diseased tissue in the fields of urology, general surgery, and gynecology by use of cryosurgery. The Company believes that cryosurgery has a number of advantages over other options for managing such diseased tissue. First, unlike surgical resection, cryosurgery does not require removal of large volumes of healthy surrounding tissue. Second, because freezing temperatures can be applied to certain areas and not others, multiple diseased tissue sites can be targeted individually, leaving more healthy tissue. However, many surgeons continue to use traditional methods because of their belief that cryosurgery has not yet proved to be effective over an extended period of time.

       THE CMS ACCUPROBE SYSTEM, BLIZZARD SERIES AND CRYO-LITE SERIES

       The Company has developed certain proprietary designs intended to make its cryosurgical instrumentation more efficient and more precise than previous cryosurgical instrumentation. The CMS AccuProbe System, the Blizzard Series, and the Cryo-Lite Series are the Company's three cryosurgical instrument product lines.

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

       In July 1997 the Company received FDA clearance for its Cryo-Lite series of cryosurgical instrumentation. The Cryo-Lite Series differs from the AccuProbe Systems in that Cryo-Lite is a hand held device capable of utilizing cryogens (refrigerants) other than liquid nitrogen. The AccuProbe was designed to use only liquid nitrogen as a cryogen.

       In February 1998 the Company received FDA clearance for its Blizzard series of cryosurgical instrumentation. The Blizzard Series also differs from the AccuProbe Systems in that Blizzard devices are capable of utilizing cryogens (refrigerants) other than liquid nitrogen. The AccuProbe was designed to use only liquid nitrogen as a cryogen.

       The backlog of orders at December 27, 1998 totaled $14,560, as compared to $41,200 at December 28, 1997. The Company expects all of December 27, 1998 back order to generate revenues in the fiscal year ending December 1999.

       A substantial portion of the Company's revenue in each quarter results from orders received in that quarter. Generally, orders placed directly by customers are shipped within 30 days of the order date.

CMS HYPOTHERMIC PRESERVATIVE SOLUTIONS

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

       The Solutions have not been fully tested nor has the regulatory clinical testing and approval process begun for human organ transplantation. Accordingly, there is no assurance that any of the proposed applications will prove viable in human surgical procedures. The Company anticipates that upon successful completion of funding of BioLife, for which there can be no assurance, clinical trials will begin to support FDA approval of the Solutions for purposes of human organ transplantation.

       THE SOLUTIONS

       The Solutions are complex synthetic, aqueous solutions containing, in part, minerals and other elements found in human blood which are necessary to maintain fluids and chemical balances throughout the body at near freezing temperatures. The use of the fluid is limited to low temperature applications because the Solutions do not carry sufficient oxygen to maintain organ integrity at warm temperatures. At lower temperatures, scientists have determined that human organs require less oxygen primarily because of the resulting reduced metabolism. The products which may result from the development of the Solutions include, but are not limited to media for preservation of organs used in human transplantation procedures, cardioplegia (stopping of the heart) applications, and media utilized in cell and tissue culture preservation. Additional applications my include cryogenic preservation (-196 degrees Celsius) of certain tissues and organs.

FUTURE PRODUCT DEVELOPMENT

       The Company's primary focus has been on the development and marketing of its cryosurgical instrumentation. The Company intends to continue development of its cryosurgical instrumentation as well as the Solutions.

       The Company contemplates that a variety of applications of hypothermic preservative solutions, or other products for use in hypothermic or cryogenic medical procedures, could ultimately be developed from the Solutions. The Company expects that any significant funding activities with respect to the Solutions would entail sales of equity securities in BioLife, which there can be no assurance of achieving.

RESEARCH PROJECT AGREEMENTS

       In January 1997, the Company entered into a Research Project Agreement with Dr. Robert van Buskirk of SUNY, pursuant to which Dr. van Buskirk conducted research at SUNY's Center for Cryobiological Research in Binghamton, New York, with respect to the Solutions. In January 1998 an extension to the Agreement with Dr. Robert van Buskirk was agreed to whereby he would continue to work through September 1, 1999.

       In March 1999, BioLife signed an Incubator Licensing Agreement with SUNY whereby BioLife will be able to do research and development in the field of cryogenic science and in particular solution technology. The Company will pay the University $1,005 per month during the five year term of the License and all inventions conceived as a result of these research and development efforts will belong to BioLife.

MARKETS AND MARKETING

       The Company currently markets its AccuProbe system to hospitals, surgeons, and radiologists through its own sales department. The Company has signed contracts with independent contractors for purposes of selling and distributing the Company's product lines of cryosurgical instrumentation. In November 1998, the Company signed a distribution agreement with Sino America Commerce Corporation for marketing, sales and distribution of its products in mainland China and other far east countries. The Company may also arrange with other third parties to market or distribute its products in the United States or other countries.

       The Company has expended significant resources educating surgeons and healthcare professionals in formal training programs as to the uses and benefits of the Company's cryosurgical instrumentation through both in-house educational seminars and practical applications outside the Company's training facility.

       Sales of the AccuProbe are increasingly affected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by some potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe system. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe for urological cryosurgery. Medicare's Health Care Financing Administration ("HCFA") put into effect its technology advisory committee's recommendation that a national non-coverage policy be adopted in regard to cryoablation of the prostate. However, in February 1999 HCFA announced that it was going to provide coverage for cryosurgery of the prostate for localized prostate cancer. According to HCFA, the codes for reimbursement and details of the coverage will be announced at a later time.

       When insurance coverage is not available, patients may either elect to pay for treatment themselves or undergo traditional therapies that are covered by their insurers. The uncertainty and added efforts required for the Company's customers or potential customers to secure payment has constrained sales and utilization of AccuProbe systems to a large degree and may continue to do so until the completion of formal national coverage guidelines are established by HCFA. There can be no assurance as to when such guidelines will be completely established or, when established, that reimbursement will be sufficient to encourage use of the AccuProbe System by hospitals and physicians.

MANUFACTURING

       The Company's manufacturing operations are conducted at its facilities in Rockville, Maryland, and consist primarily of the purchase and quality control of materials, components and subassemblies, and the final assembly and testing of products including the AccuProbe, the Blizzard, and the Cryo-Lite, single-use probes and other accessory products. The Company presently uses third party vendors to manufacture certain parts and subassemblies of the AccuProbe, the Blizzard, the Cryo-Lite, single-use probes and other accessory products. While the typical lead time required for suppliers varies depending upon the components, the quantity required, and other factors, the lead times in some cases can be as long as three months. However, because the Company typically purchases components in advance in anticipation of future orders, the Company is generally able to deliver AccuProbe systems within 30 days of its receipt of an order, and single-use probes and other accessory products immediately upon receipt of an order.

       Although the Company generally uses standard parts and components for its products, certain components, such as liquid nitrogen dewars and probe tips, are currently available only from a limited number of sources. The Company does not have long-term agreements with all of these suppliers. To date, the Company has been able to obtain adequate supplies of such components in a timely manner from its existing sources. Although the Company believes it could develop alternative sources of supply for most of these components within a reasonable period of time, the inability to develop alternative sources, or a reduction or interruption in supply or a significant increase in the price of materials, parts or components, could materially and adversely affect the Company's results of operations. The Company also maintains an inventory of finished goods consisting primarily of single-use probes and other accessory products in anticipation of future orders. The Company believes it has sufficient capital to manufacture and market the AccuProbe in the quantities anticipated, however, it is possible that substantial additional capital may be necessary to effectively carry out these objectives, and there is no assurance that such additional capital can be raised on favorable terms or at all. To the extent that other parties are manufacturing parts or subassemblies for the Company, the Company has less control over the quality of products and timeliness of delivery than if manufactured by the Company.

GOVERNMENTAL REGULATION

       The development, testing, manufacturing processes, record-keeping and reporting and marketing of the AccuProbe, the Blizzard, the Cryo-Lite, the Solutions, and related instrumentation are regulated by the FDA pursuant to the federal Food, Drug and Cosmetic Act and in some instances, the Public Health Service Act, and similar health authorities in foreign countries. Product testing and marketing requires regulatory review and clearance or approval by the FDA. Companies producing FDA-regulated products also are subject to FDA inspection of records and manufacturing practices. Non-compliance with applicable requirements of the FDA or other government authorities can result in various administrative and legal remedies including fines, recalls, product seizure, injunction, import or export restrictions, refusal by FDA to approve product applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

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

       In August, 1995, the Company submitted to the FDA 510(k) premarket notification of two new models of the AccuProbe system (500 series). In December 1995, the Company received 510(k) marketing approval from the FDA for two new models of the AccuProbe system (Model 530 and Model 550).

       In October, 1996, the Company submitted to the FDA 510(k) premarket notification of a new model of the AccuProbe System (the 600 series). The new device represents evolutionary advances of the currently marketed AccuProbe, incorporating numerous technical refinements. In March 1997, the Company received 510(k) marketing approval from the FDA for the 600 series model of the AccuProbe System and will continue to market it in accordance therewith in the fields currently cleared by FDA.

       In February, 1998 the Company submitted to the FDA 510(k) premarket notification of a new series of cryosurgical instrumentation called the Blizzard Series. The new device represents a series of devices that utilize cryogens (refrigerants) other than liquid nitrogen. In June, 1998 the Company received 510(k) marketing approval from the FDA for the Blizzard Series and will market it in accordance therewith in the fields currently cleared by FDA.

       In June, 1998 the Company submitted to the FDA 510(k) premarket notification of a new model of the AccuProbe System (the 800 series). The new device represents evolutionary advances of the currently marketed AccuProbe, incorporating numerous technical refinements. In September, 1998 the Company received 510(k) marketing approval from the FDA for the 800 series model of the AccuProbe System and will market it in accordance therewith in the fields currently cleared by FDA.

       In the event the Company intends to test clinically, produce or market the Solutions for human organ transplantation, safety standards and mandatory premarketing review and approval procedures established by the FDA for drugs, medical devices, and biologicals must be satisfied. In general, manufacturers must prove a product is safe and effective. Drugs must obtain approval by means of a New Drug Application ("NDA"), biologicals by means of a Product License Application ("PLA") and Establishment License Application ("ELA"), and medical devices must obtain a marketing clearance. The use of Solutions for human organ transplantation would, most likely, require a Premarket Approval ("PMA"). The inability to obtain, or delays in obtaining, such approvals or clearances would materially adversely affect the Company's ability to commence marketing any products developed with this technology.

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

       In September 1997 the Company was advised by FDA that it could no longer promote its products for gynecological applications which referenced endometrial ablation. It is FDA's opinion that there is not enough clinical data to support the use of cryosurgical techniques in the uterus, specifically endometrial ablation. The Company is complying with this new FDA directive, even though it does have intended use clearance in the field of gyncology.

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

       In total, the Company owns ten issued U. S. patents and seven issued or allowed foreign patents. At least one additional pending U. S. patent application has been allowed or has been found to contain patentable subject matter.

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

       With respect to the Company's cryosurgical instrumentation, the Company faces competition from other firms engaged in the business of developing or marketing cryosurgical devices as well as other firms engaged in developing or marketing medical devices that destroy diseased tissues by means other than freezing. The Company is aware that cryogenic devices used to freeze tissue have been available for at least 20 years, although with limited market acceptance. Engaged in the business of developing, manufacturing and marketing of instruments used to freeze tissue are Endocare, Inc. and Frigitronics Incorporated, American companies; a German company, Erbe Incorporated and Candela Laser Corporation, an American company which distributes products manufactured by Spembly, an English company. The Company's cryosurgical instrumentation also competes with other companies that employ techniques for destroying diseased tissue by, but not limited to, radiofrequency and thermal
(hot) devices.

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

       Scientists and doctors performing research as consultants can be expected to publish in journals or otherwise publish information concerning applications of the Company's technology. If it were determined that the Company's cryosurgical instrumentation or the Solutions do not offer unique technologies and that, in fact, the techniques employed by the Company's scientists were responsible for results of the Company tests and not the technologies contained in the Company's AccuProbe or the Solutions, then competitors of the Company who have developed products with similar properties may be able to duplicate the performance of the Company's cryosurgical instrumentation and Solutions by applying similar techniques.

       The Company expects competition to intensify with respect to the areas in which it is involved as technical advances are made and become more widely known.

EMPLOYEES

       The Company's business is highly dependent upon its ability to attract and retain qualified scientific, technical and management personnel. The Company had 15 full-time employees at December 27, 1998. The Company is not a party to any collective bargaining agreements.

ITEM 2.  DESCRIPTION OF PROPERTY

       The Company's administrative, manufacturing and research and development facilities consisted of approximately 21,000 square feet located in Rockville, Maryland for the 12-month period ended December 27, 1998. In February 1999 the Company reduced its facilities space to approximately 10,000 square feet. The Company rents these facilities under a five-year lease commencing in May 1995. Rental expense for facilities for the 12-month period ended December 27, 1998 totaled $255,309. At December 27, 1998, the monthly rental was $19,804 net of subleases for space previously occupied by the Company. The Company believes that the current facilities are adequate for current needs and would be adequate for sales at approximately twice the level experienced in the period ended December 27, 1998.

ITEM 3.  LEGAL PROCEEDINGS

       In November 1996, the Company filed suit against EndoCare, Inc. ("EndoCare") and ZhaoHua Chang in the Circuit Court for Montgomery County, Maryland (Case No. 161496). The lawsuit alleges, among other things, that EndoCare misappropriated trade secrets of the Company, and that EndoCare tortuously interfered with the Company's contracts, its relationships with its employees, and the Company's contractual and potential business relationships with customers. The lawsuit, which contains six counts, also alleges that Dr. Chang and EndoCare engaged in unfair competition against the Company and civil conspiracy, and that Dr. Chang, who was formerly employed as a Vice President of Cryosurgical Engineering by the Company, breached contractual and fiduciary obligations owed to the Company by his employment by EndoCare, his retention and misuse of the Company's confidential information, and his improper solicitation of the Company's employees to disclose trade secret information and/or to become employed by EndoCare. EndoCare and Dr. Chang have denied the allegations in the lawsuit. In March 1997, Dr. Chang filed a counter-suit in the Circuit Court for Montgomery County, Maryland (Case No. 161496-V) regarding numerous claims of a breach of contract by the Company. On March 1999 the lawsuit against Endocare was dismissed by stipulation of the parties and order of the Court. On the same date, the Court dismissed Dr. Chang's counterclaim against the Company with prejudice. In order to bring closure to the case the Company intends to voluntarily dismiss the claim against Dr. Chang without prejudice.

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

       In February, 1999, Alan A. Rich, formerly Vice President of Sales and Marketing for the Company, filed a suit against the Company in the Superior Court of the Commonwealth of Massachusetts, Middlesex County, for breach of contract, breach of the covenant of good faith and fair dealing, promissory estoppel and violation of the Maryland Wage Payment and Collection Law based upon the allegation that the Company constructively discharged the plaintiff from his employment with the Company. The complaint seeks appropriate damages. The suit has been removed to the Federal District Court. Although the Company believes it has meritorious defenses, no prediction concerning the ultimate outcome or amount of damages, if any, can be made at this time.

       In March, 1999, Endocare filed a suit against the Company, Dr. Richard J. Reinhart, the Company's President and Chief Executive Officer, and Dr. John G. Baust, the Company's Senior Vice President of Research and Development, in the Superior Court of California, County of Orange (Case No. 806794), for libel, slander, trade libel, false advertising, and unfair business practices based upon the alleged dissemination of information in press releases, and otherwise, to the effect that Endocare's cryosurgical devices are unsafe and have a history of putting patients, upon which the devices were used, in danger. The Complaint seeks damages in an amount subject to proof, injunctive relief and a return of all profits made as a result of the alleged unfair business practices. The Company believes there is no merit to the claims and intends to defend the suit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       A special shareholders meeting was held on December 16, 1998 for the purpose of ratifying and approving each of the matters contained in a Plan of Recapitalization and Financing (the "Plan"). The Plan was adopted by the Company's Board of Directors ("Board") pursuant to the terms and conditions of a Stock Purchase Agreement with ValorInvest, Ltd. The Stock Purchase Agreement provided for the Plan to be submitted to the Company's stockholders for their approval.

       The Plan consisted of the following proposals to be voted on at the meeting.

       (a) Amend the Company's certificate of incorporation to affect a one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine, one-for-ten, one-for-eleven, one-for twelve, one-for-thirteen, one-for fourteen, one-for-fifteen, or one-for sixteen reverse stock split of the issued and outstanding shares of Common Stock with one of such approved alternatives to be chosen by the Board (the "Reverse Stock Split Proposal").

       (b) Amend the Company's certificate of incorporation to reduce the number of authorized shares of Common Stock from 50,000,000 shares to 25,000,000 (the "Common Stock Reduction Proposal").

       (c) Amend the Company's certificate of incorporation to reduce the number of authorized shares of Preferred Stock from 9,378,800 shares to 1,000,000 shares (the "Preferred Stock Reduction Proposal").

       (d) Ratify and approve the Company's Stock Option Plan (the "1998 Stock Option Plan Proposal").

       (e) Ratify and approve the grant of stock options/warrants to purchase an aggregate of 19,155,000 shares (pre-Reverse Stock Split) of Common Stock, exercisable at $.25 per share (pre Reverse Stock Split) to management, others who have performed services for the Company, and directors, to appropriately incentivize and/or compensate them for the services provided to the Company (the "Option/Warrant Grant Proposal").

       (f) Approve the preparation and filing of a registration statement with the Securities and Exchange Commission for the sale of securities by the Company (the "SEC Filing Proposal").

       All of the proposals were approved at the meeting. With respect to the Reverse Stock Proposal, 17,625,697 shares of Common Stock were voted FOR the proposal, 1,026,572 shares of Common Stock were voted AGAINST the proposal, and 76,058 shares of Common Stock ABSTAINED. With respect to the Common Stock Reduction Proposal, 17,643,159 shares of Common Stock were voted FOR the proposal, 984,272 shares of Common Stock were voted AGAINST the proposal, and 100,896 shares of Common Stock ABSTAINED. With respect to the Preferred Stock Reduction Proposal, 17,682,102 shares of Common Stock were voted FOR the proposal, 941,812 shares of Common Stock were voted AGAINST the proposal, and 104,413 shares of Common Stock ABSTAINED. With respect to the Stock Option Plan Proposal, 17,125,856 shares of Common Stock were voted FOR the proposal, 1,465,868 shares of Common Stock were voted AGAINST the proposal, and 136,603 shares of Common Stock ABSTAINED. With respect to the Stock Option/Warrant Grant Proposal, 17,057,571 shares of Common Stock were voted FOR the proposal, 1,526,870 shares of Common Stock were voted AGAINST the proposal, and 143,886 shares of Common Stock ABSTAINED. With respect to the SEC Filing Proposal, 17,655,884 shares of Common Stock were voted FOR the proposal, 918,917 shares of Common Stock were voted AGAINST the proposal, and 153,529 shares of Common Stock ABSTAINED. All shares of Series E Preferred Stock (the only class of preferred stock then outstanding and entitled to vote), representing 1,280,000 votes, were voted FOR each of the proposals.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

       The Common Stock, par value $.001 per share, of the Company ("Common Stock") has been traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automatic Quotation System (NASDAQ) under the symbol "CMSI" since November 22, 1989. From the period May 19, 1992 to November 21, 1996, the Common Stock has traded on the NASDAQ National Market System and on November 22, 1996, the Common Stock commenced trading on the NASDAQ SmallCap Market System. In December 1998 the Common Stock commenced trading on the OTC Bulletin Board. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated.

                                           Price Range
                                           -----------
                               High                            Low
                               ----                            ---
Quarter Ended:
--------------
   March 29, 1998               .4062                           .1562
   June 28, 1998                .4688                           .1250
   September 27, 1998           .3750                           .0938
   December 27, 1998            .1562                           .0469

   March 30, 1997               .7188                           .2812
   June 29, 1997                .5000                           .3438
   September 28, 1997           .5938                           .3125
   December 28, 1997            .4375                           .1250

HOLDERS

       As of March 1, 1999, there were more than 1,000 holders of record of the Common Stock.

DIVIDEND HISTORY AND POLICY

       The Company has never paid cash dividends on its Common Stock and does not anticipate that any cash dividends will be paid for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

       On October 13, 1999, the Company sold 128 Series E Units to ValorInvest, Ltd., a corporation based in Geneva, Switzerland ("ValorInvest"), for an aggregate purchase price of $200,000 pursuant to Regulation S promulgated under the Securities Act of 1933. Each Series E Unit consists of one share of Series E Convertible Preferred Stock, convertible into 10,000 shares of Common Stock, and a warrant to purchase 5,000 shares of Common Stock at $.25 per share, the exercise of which is subject to the consummation of a public offering of the Company's securities on certain minimum terms and conditions.

       In February, 1999, the Company sold to ValorInvest an additional 256 Series E Units for an aggregate purchase price of $400,000 pursuant to Regulation S.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

       In the 1998 fiscal year the Company continued to have its revenues negatively influenced by the lack of reimbursement by HCFA in regard to cryoablation of the prostate and FDA's prohibition on the promotion of cryosurgical techniques that may be used in the uterus. The company has made reductions in expenses and personnel in an attempt to maintain its viability as an operating entity. In February 1999 HCFA announced a new national coverage policy for cryosurgery of the prostate for patients with localized prostate cancer. It is anticipated that such a coverage policy will provide the company with an opportunity to realize revenues from cryosurgical operations of the prostate, but there can be no assurance that such revenues will be realized.

       Sales and other revenues for the year ended December 27, 1998 and the year ended December 28, 1997 are $2,369,748 and $3,751,386, respectively. The decrease in revenue results from a decline in the number of AccuProbe systems sold and fewer procedures performed using single-use AccuProbe accessories due primarily to the lack of formal Medicare reimbursement for prostate cryosurgery.

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

       Gross profits for the year ended December 27, 1998 and the year ended December 28, 1997 are $1,093,607 and $1,652,784 respectively. Gross profits as a percentage of revenues in 1998 were 46% and 46% for the fiscal year 1997. The company can give no assurance that there will be stabilization in gross profits as a percent of sales during the year ending December 26, 1999.

       Research and development expenses for the year ended December 27, 1998 and Fiscal year 1997 were $674,160 and $1,293,470 respectively. The research and expense revenues for 1998 were incurred primarily in the development of the Blizzard Series and other non-liquid nitrogen based products.

       Sales and marketing expenses for the year ended December 27, 1998 and Fiscal year 1997 were $548,480 and $806,435 respectively. The trend in reducing sales and marketing expenses is primarily due to reduced participation in marketing and trade shows and general travel expenses.

       General and administrative expenses for year ended December 27, 1998 and fiscal year 1997 were $1,114,490 and $1,209,884 respectively. This trend in reducing general and administrative expenses is primarily due to staff reductions and reduced professional and consultants fees.

       The Company sustained net losses for the year ended December 27, 1998 and fiscal year 1997 in the amount of $1,268,341 and $1,589,993 respectively. Although the Company continues to decrease its operating costs, the decrease in gross profits, due to significantly lower revenues, has resulted in continued annual net losses.

The Company intends to continue reducing its operating expenses in view of the trend of continuing declines in revenues. There can be no assurance that with continued reductions in operating expenses, the Company will experience a net profit in 1999.

LIQUIDITY AND CAPITAL RESOURCES

       On October 13, 1998 the Company entered into a Stock Purchase Agreement with ValorInvest, Ltd. ("ValorInvest") a Geneva, Switzerland based corporation, pursuant to which, among other things, ValorInvest (a) purchased from the Company, 128 Series E Units at price of $1,526.50 per Unit (an aggregate of $200,000), and (b) agreed to purchase an additional 256 Series E Units at a price of $1,562.50 per Unit (an aggregate of $400,000), each Unit to consist of one share of Series E Convertible Preferred Stock, convertible into 10,000 shares of Common Stock, and a warrant to purchase 5,000 shares of Common Stock at $.25 per share, the exercise of which is subject to the consummation of a public offering of the Company's securities on certain minimum terms and conditions. ValorInvest completed the purchase of the additional 256 Series E Units in February 1999.

       At December 27, 1998 the Company had cash and cash equivalents totaling $135,183 and working capital of $722,620 The working capital of the Company was $1,588,368 at December 28, 1997. The Company's working capital position decreased in the period ended December 27, 1998 as a result of a 12 month net loss of $1,268,341 net of the proceeds of $200,000 obtained from the ValorInvest equity placement.

       Capital expenditures for leasehold improvements, furniture and equipment totaled $249,619 in the year ended December 27, 1998 compared to $355,294 in fiscal year 1997. The Company has budgeted $150,000 for additional equipment in the year ending December 26, 1999.

       The Company expects to incur expenditures over the next 12 months related to research, development, manufacturing and testing of its products, and for sales and marketing efforts and other operating expenses. The Company's management assumes that fiscal 1999 sales may be less than the level experienced in comparable periods of 1998 and 1997 and believes that its current cash and working capital position will be sufficient to fund the operations of the Company for 12 months, dependent, in part, on the level of sales and marketing activity engaged in by the Company and the amounts of research funded by the Company. However, the Company expects to reduce expenditures and to pursue various forms of short term financing and possibly additional equity financing to supplement working capital during fiscal year 1999. Except for the proceeds from the sale of its products, the Company has no other major sources of liquidity and has no commitments with regard to obtaining any additional funds.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CRYOMEDICAL SCIENCES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page Number
                                                           -----------
Independent Auditor's Report                                          15

Balance Sheet                                                         16

Consolidated Statements of Operations                                 17

Consolidated Statements of Cash Flows                                 18

Consolidated Statements of Changes in Stockholders' Equity            19

Notes to Consolidated Financial Statements                            20 - 35

                          Independent Auditor's Report

To the Board of Directors and Stockholders of CRYOMEDICAL SCIENCES, INC.
Rockville, MD

We have audited the accompanying Consolidated Balance Sheet of Cryomedical Sciences, Inc. and Subsidiary as of December 27, 1998, and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity, for the years ended December 27, 1998 and December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Cryomedical Sciences, Inc. and Subsidiary at December 27, 1998, and the results of their operations and their cash flows for the years ended December 27, 1998 and December 28, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative cash flows from operations. Additionally, the Company's revenue is based upon a singular technology which, in the principal area of use, prior to February 12, 1999, the Medicare Health Care Financing Administration adopted a policy of noncoverage which has had the effect of discouraging use by physicians that rely on Medicare funding for patients. On February 12, 1999, the Medicare Health Care Financing Administration announced a new policy providing for Medicare reimbursement in the principal area of use of the Company's products and technology. This announcement is expected to substantially improve the Company's position in the market place for the future. However, there remain conditions which raise substantial doubt as to the Company's ability to generate sufficient sales in the near future to enable it to realize its assets and continue as a going concern. Management's plans regarding these conditions are also discussed in Note 1. The financial statements do not include any adjustments that might be required as a result of the outcome of this uncertainty.

ARONSON, FETRIDGE & WEIGLE



Rockville, Maryland
March 12, 1999

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                   December 27,
                                                                                       1998
                                                                                       ----
ASSETS
------
Current assets
   Cash and cash equivalents                                                      $     135,183
   Receivables, net allowance for doubtful accounts of $677,634                         486,773
   Inventories                                                                        1,225,982
   Prepaid expenses and other current assets                                             80,510
                                                                                  --------------

           Total current assets                                                       1,928,448

Fixed assets, net accumulated depreciation and amortization of $2,334,375               780,307
Other assets                                                                             18,727
                                                                                  --------------

           Total assets                                                           $   2,727,482
                                                                                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
   Accounts payable                                                               $     593,021
   Accrued expenses                                                                     367,104
   Short-term credit facility                                                           120,000
   Unearned revenues                                                                     60,839
   Warranty reserves                                                                     11,400
   Extended warranties - current portion                                                 16,179
   Long-term debt - current portion                                                      37,285
                                                                                  --------------

           Total current liabilities                                                  1,205,828
                                                                                  --------------

Long term liabilities
   Extended warranties, net of current portion                                           14,096
   Long-term debt, net of current portion                                                50,035
   Deferred rent                                                                         25,884
                                                                                  --------------

           Total liabilities                                                          1,295,843
                                                                                  --------------

Stockholders' equity
   Preferred stock, $.001 par value per share,
    9,378,800 authorized; 128 shares issued and outstanding                                  -
   Common stock, par value $.001 per share,
    50,000,000 shares authorized; 33,454,302  issued and outstanding                     33,454
   Additional paid-in capital                                                        30,751,263
   Accumulated deficit                                                              (29,353,078)
                                                                                  --------------

           Total stockholders' equity                                                 1,431,639
                                                                                  --------------

           Total liabilities and stockholders' equity                             $   2,727,482
                                                                                  ==============


   The accompanying notes are an integral part of these financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year ended
                                         December 27,           December 28,
                                        --------------          -------------
                                             1998                   1997
                                             ----                   ----
Revenues
   Product sales                        $   1,461,942           $  2,348,909
   Services and other                         907,806              1,222,477
                                        --------------          -------------

Total Revenue                               2,369,748              3,571,386

Cost of sales
   Product sales                              821,247              1,410,592
   Services and other                         454,894                508,010
                                        --------------          -------------

Total cost of sales                         1,276,141              1,918,602

Gross profit                                1,093,607              1,652,784

Expenses
   Research and development                   674,160              1,293,470
   Sales and marketing                        548,480                806,435
   General and administrative               1,114,490              1,209,884
                                        --------------          -------------

Total expenses                              2,337,130              3,309,789
                                        --------------          -------------

Operating loss                             (1,243,523)            (1,657,005)
Interest income, net of interest
 expense                                      (24,818)                67,012
                                        --------------          -------------

Net loss                                $  (1,268,341)          $ (1,589,993)
                                        ==============          =============

Basic net loss per common share         $       (0.04)          $      (0.05)
                                        ==============          =============


Weighted average number
 of common shares outstanding              33,454,302             33,158,999
                                        ==============          =============



   The accompanying notes are an integral part of these financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended
                                                               December 27,            December 28,
                                                             --------------           --------------
                                                                   1998                      1997
                                                                   ----                      ----
Cash flows from operating activities:
        Net loss                                              $ (1,268,341)            $ (1,589,993)

Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                342,288                  420,993
      Provision for bad debt                                       154,427                  334,303
      Write-off of accounts receivable                             (45,793)                 (12,211)
      Sale of rental equipment                                      54,000                   45,847
      Loss on disposal of fixed assets, net                         22,394                      -
      Changes in operating assets and liabilities:
         Decrease in receivables                                   394,501                   62,814
         Decrease in inventories                                   428,124                   37,195
         Decrease (increase) in prepaid and other current
           assets                                                   17,520                  (31,635)
         Increase in accounts payable                               59,347                  173,015
         Increase (decrease) in accrued expenses                   (61,220)                (376,750)
         Increase in short-term credit facility                    120,000
         Decrease in unearned revenue                              (74,423)                 (18,948)
         Decrease in warranty reserves                             (39,198)                 (47,002)
         Decrease in extended warranties                           (67,062)                (420,351)
         Decrease in deferred rent                                  (7,446)                 (72,194)
                                                             --------------           --------------

Net cash provided by (used in) operating activities                 29,118               (1,494,917)
                                                             --------------           --------------

Cash flows from investing activities:
   Maturities of short term investments                                -                    110,150
   Proceeds from sale of fixed assets                               44,926                      -
   Purchase of fixed assets                                       (249,619)                (355,294)
                                                             --------------           --------------

Net cash used in investing activities                             (204,693)                (245,144)
                                                             --------------           --------------

Cash flows from financing activities:
   Issuance of shares for employee stock purchase plan                 -                     30,101
   Issuance of preferred stock                                     200,000                      -
   Decrease (increase) in unearned compensation                     39,525                  (16,937)
   Issuance of warrants                                                -                     43,000
   Proceeds from notes payable                                      32,407                   57,310
   Principal payments on capital leases and notes payable          (85,174)                 (18,656)
                                                             --------------           --------------

Net cash provided by financing activities                          186,758                   94,818
                                                             --------------           --------------

Net increase (decrease) in cash and cash equivalents                11,183               (1,645,243)

Cash and cash equivalents at beginning of period                   124,000                1,769,243
                                                             --------------           --------------

Cash and cash equivalents at end of period                    $    135,183             $    124,000
                                                             ==============           ==============


Supplemental Cash Flow Information:
         Cash paid for interest                               $     28,278             $     23,160
                                                             ==============           ==============

Supplemental disclosure of noncash activity:
         Lease equipment acquired under capital lease         $        -               $     91,727
                                                             ==============           ==============


   The accompanying notes are an integral part of these financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 Common stock              Convertible Preferred Stock
                                         -----------------------------    ------------------------------
                                             Shares         Amount             Shares         Amount
---------------------------------------------------------------------------------------------------------
Balance, December 29, 1996                 27,849,745        27,850              156             -

Employee Stock Purchase Plan                   96,389            96              -               -
Conversion of Series D Preferred Stock      5,508,168         5,508             (156)            -
Issuance of Warrants                              -             -                -               -
Amortization of unearned compensation             -             -                -               -
Net loss                                          -             -                -               -

---------------------------------------------------------------------------------------------------------

Balance, December 28, 1997                 33,454,302        33,454              -               -

Issuance of Series E Convertible
  Preferred Stock                                                                128             -
Amortization of unearned compensation             -             -                -               -
Net loss                                          -             -                -               -

---------------------------------------------------------------------------------------------------------

Balance December 27, 1998                  33,454,302      $ 33,454              128             -
=========================================================================================================



                                            Additional                                                 Total
                                             paid-in         Accumulated         Unearned          stockholders'
                                             capital           deficit         Compensation           equity
-----------------------------------------------------------------------------------------------------------------
Balance, December 29, 1996                  30,483,765       (26,494,744)        (22,588)            3,994,283

Employee Stock Purchase Plan                    30,006               -               -                  30,102
Conversion of Series D Preferred Stock          (5,508)              -               -                       0
Issuance of Warrants                            43,000               -           (20,408)               22,592
Amortization of unearned compensation              -                 -             3,471                 3,471
Net loss                                           -          (1,589,993)            -              (1,589,993)

-----------------------------------------------------------------------------------------------------------------

Balance, December 28, 1997                  30,551,263       (28,084,737)        (39,525)            2,460,455

Issuance of Series E Convertible
  Preferred Stock                              200,000               -               -                 200,000
Amortization of unearned compensation             -                  -            39,525                39,525
Net loss                                          -           (1,268,341)            -              (1,268,341)

-----------------------------------------------------------------------------------------------------------------

Balance December 27, 1998                 $ 30,751,263     $ (29,353,078)            -             $ 1,431,639
=================================================================================================================




The accompanying notes are an integral part of these financial statements.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       (A)    Organization and condition of the Company

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

              The Company was organized November 5, 1987, as a Delaware corporation. On March 25, 1998, BioLife Technologies, Inc. (BioLife) was incorporated under the laws of the State of Delaware and is wholly owned by the Company.

              The Company has experienced recurring operating losses and continuing negative cash flows from its business activities. Additionally, past and expected future revenue is based upon a singular technology, cryomedical devices used to freeze and destroy diseased tissue. There can be no assurance that this technology will continue to be attractive to the market or that procedures performed using the technology will be subject to reimbursement by public and private insurers. Except for the proceeds from the sale of its products, the Company has no other major sources of liquidity. On February 10, 1999, an investor purchased an additional 256 units of the Company's Series E Convertible Preferred Stock for an aggregate amount of $400,000. Additionally, Management intends to fund its operations, including future research and development, through the profitable sales of the Company's products and services, and continues to search for additional financing, either in the form of debt or the sale of equity securities.

              The Company has assessed its current position and has taken steps to increase the utilization of its technology in areas other than urology, including general surgery and gynecology. In attempting to achieve this goal, the Company spends significant resources to educate surgeons and healthcare professionals in formal training programs as to the uses and benefits of the Company's cryomedical technology and has developed focused technology for other cryosurgical applications. The Company has no significant long-term debt outstanding.

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

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (B)    Principles of Consolidation

              The financial statements include the accounts of Cryomedical Sciences, Inc., and its wholly owned subsidiary BioLife Technologies, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

       (C)    Fiscal year

              The Company and its subsidiary have adopted a 52-53 week year ending on the Sunday nearest to December 31st for financial reporting purposes.

       (D)    Basis net loss per share

              The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has incurred losses, fully diluted per share amounts are not presented.

       (E)    Cash Equivalents

              Cash equivalents consist primarily of interest-bearing money market accounts. The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains cash balances which may exceed Federally insured limits. The Company does not believe that this results in any significant credit risk.

       (F)    Inventories

              Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

       (G)    Equipment and Leasehold Improvements

              Furniture and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the lesser of the life of the asset or the remaining term of the lease. Equipment also includes Accuprobe Consoles on rent or on loan which are depreciated using the straight-line method over an estimated useful life of five years.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (H)    Revenue Recognition

              The Company receives revenue from sales of products, services and from the rental of Accuprobe Consoles. The Company generally recognizes revenue related to the sales of its products, primarily its Accuprobe Consoles and disposable probes, at the time of shipment. Revenue from extended warranties and service contracts is deferred and recognized on a straight-line basis over the contract periods. Revenue from the lease of Accuprobe Consoles is recognized over the course of the non-cancelable lease term.

       (I)    Warranties

              The Company generally warrants its Accuprobe Consoles for one year. The estimated cost to repair or replace systems under warranty is provided by charges to cost of sales in the period in which the system is shipped.

       (J)    Income Taxes

              The Company accounts for income taxes using an asset and liability method which generally requires recognition of deferred tax assets and liabilities for the expected future tax effects of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of differences between tax bases of assets and liabilities, and financial reporting amounts, based upon enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

       (L)    Employee Stock Options

              The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (M)    Fair Value of Financial Instruments

              The fair value of the financial instruments included in the consolidated financial statements, except as otherwise discussed in the notes to financial statements, approximates their carrying value.

NOTE 2 - INVENTORIES

       Inventories consist of the following at December 27, 1998:

               Raw materials and purchased parts                    $   702,758
               Work in process                                          111,140
               Finished goods                                           412,084
                                                                    -----------

                                                                    $ 1,225,982
                                                                    ===========

NOTE 3 - PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at December 27, 1998:

               Leasehold improvements                                $   201,521
               Furniture and office equipment                            766,150
               Manufacturing and other equipment                       2,147,011
                                                                     -----------
                                                                       3,114,682
               Less accumulated  depreciation and amortization        (2,334,375)
                                                                     -----------
                                                                     $   780,307
                                                                     ===========

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NOTE 4 - INCOME TAXES

       The Company has not realized any taxable income since its inception and as of December 27, 1998, has net operating loss carryforwards for both federal and state tax purposes and research and development tax credit carryforwards for federal income tax purposes approximately as follows:

                                           Net            R&D
            Year of                     Operating         Tax
          Expiration                     Losses         Credits
          ----------                    ---------      ----------
             2003                      $    76,000    $     -
             2004                          472,000         20,000
             2005                        1,747,000         42,000
             2006                        2,523,000         88,000
             2007                        4,505,000        125,000
             2008                        5,893,000        150,000
             2009                        1,431,000        114,000
             2010                        1,562,000        145,000
             2011                        5,137,000         33,000
             2012                        1,570,000          -
             2013                        1,260,000          -
                                       -----------    -----------

                Total                  $26,176,000    $   717,000
                                       ===========    ===========

       At December 27, 1998, the Company has a deferred tax asset related primarily to the net operating loss carryforwards and the R&D tax credit carryforwards of approximately $10,757,000, against which the Company has provided an allowance for the full amount because management has determined that there is doubt that the deferred tax asset will be realized.

       In the event of a significant change in the ownership of the Company, the utilization of such loss carryforwards could be substantially limited.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NOTE 5 -  STOCKHOLDERS' EQUITY

       On October 2, 1996, the Company consummated a private placement of 196 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") pursuant to Regulation S of the Securities Act of 1933, as amended. The net proceeds of the offering totaled $1,924,935. Each share of Series D Preferred Stock was convertible into that number of shares of common stock as determined by dividing $10,000 by a price equal to 82.5% of the average of the closing bid prices for the common stock for the five (5) trading days immediately preceding the date upon which the holder of the Series D Preferred Stock transmitted a conversion notice to the Company. The holders of the Series D Preferred Stock could convert one-third of their shares of Series D Preferred Stock commencing forty (40) days after the Series D Preferred Stock Closing Date, up to an additional one-third of the Series D Preferred Stock commencing seventy-five
(75) days after the Series D Preferred Stock Closing Date, and the balance thereof commencing one hundred (100) days after the Series D Preferred Stock Closing Date. In November 1996, the Company issued 969,695 shares of Common Stock in accordance with the terms of the first conversion of the preferred stock offering. In January 1997, the second and third preferred stock conversions of the offering, representing the remaining 156 shares of Series D preferred stock were converted into 5,508,168 shares of common stock, completing the offering.

       On October 20, 1998, the Company entered into an agreement for the private placement of 384 Series E Units. Each Unit consists of one share of Series E Convertible Preferred Stock (the "Series E Preferred Stock"), convertible into 10,000 shares of Common Stock and a warrant to purchase 5,000 shares of common stock at $.25 per share, pursuant to Regulation S of the Securities Act of 1933, as amended. The net proceeds of the offering is to total $600,000, of which $200,000 was received in 1998 and the remaining $400,000 was received on February 10, 1999.

       The Company has granted warrants to consultants and others who have provided, or will provide, services to the Company, at an exercise price per share equal to the market price of the common stock on the date of grant. The terms of such warrants have ranged from three to ten years with various vesting arrangements (see Note 7 regarding warrants granted to a director).

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

       In March 1997, the Company granted warrants to a consultant to the Company to purchase 50,000 shares of the Company's common stock at a price of $.53125. The fair value of the Company's common stock at the date of grant was $.375. The warrants are exercisable into 25,000 shares immediately with the remainder exercisable one-third on each of the first, second and third anniversary dates of the grant.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NOTE 5 -  STOCKHOLDERS' EQUITY (CONTINUED)

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

       In August 1998, the Company granted warrants to two consultants to the Company to purchase 6,480,000 shares of the Company's common stock at a price of $.25. The fair value of the Company's common stock at the date of the grant was $.1562. The warrants are exercisable immediately after issuance and until the termination date of August 30, 2008.

       The following table summarizes warrant activity for the years ended December 27, 1998 and December 28, 1997, with respect to warrants granted to consultants excluding warrants granted to directors of the Company. (See Note
7):

                                                  Year Ended                             Year Ended
                                               December 27, 1998                      December 28, 1997
                                          -----------------------------          -------------------------
                                                            Wgtd. Avg.                         Wgtd. Avg.
                                                              Exer.                              Exer.
                                             Shares           Price                 Shares       Price
                                          ------------  ---------------          ------------  -----------
Outstanding at beginning of year               367,000  $   2.65                      237,000  $   3.82
Granted                                      6,480,000       .25                      130,000       .51
Exercised                                      -               -                      -               -
Terminated                                     152,000      5.66                      -               -
Outstanding at end of year                   6,695,000       .26                      367,000      2.65
Warrants exercisable at year end             6,632,900       .26                      198,333      5.16

       Stock Compensation Plans

       The Company's 1988 Stock Option Plan was approved and adopted by the Board of Directors in July 1988 and had a term of ten years. The plan expired in 1998. The options expire ten years from the date the options are granted.

       During 1998, the Board of Directors adopted the 1998 Stock Option Plan, and obtained approval of the shareholders at a special meeting held on December 16, 1998. Under the 1998 Stock Option Plan, an aggregate of 20,000,000 shares of common stock are reserved for issuance upon the exercise of options granted under the plan. The purchase price of the common stock underlying each option may not be less than the fair market value at the date the option is granted (110% of fair market value optionees that own more than 10% of the voting power of the Company). The options are exercisable for up ten years from the grant date. The plan expires August 30, 2008. The stock option agreements are issued with immediate vesting or vesting provisions.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NOTE 5 -  STOCKHOLDERS' EQUITY (CONTINUED)

       The following table provides information pertaining to stock options under both plans:

                                                  Year Ended                             Year Ended
                                               December 27, 1998                      December 28, 1997
                                          -----------------------------          -------------------------
                                                            Wgtd. Avg.                         Wgtd. Avg.
                                                              Exer.                              Exer.
                                             Shares           Price                 Shares       Price
                                          ------------  ---------------          ------------  -----------
Outstanding at beginning of year              1,843,600  $   2.12                    1,689,250  $   3.32
Granted                                      11,525,000       .25                      400,000       .50
Exercised                                       -               -                       96,389       .31
Terminated                                      294,000      3.00                      149,261     12.80
Outstanding at end of year                   13,074,600       .45                    1,843,600      2.12
Stock options exercisable at year end        11,655,225       .40                      999,350      2.56

       The following table summarizes information about stock options outstanding at December 27, 1998:

        Range of                    Number                          Weighted Average
        Exercise                  Outstanding                          Remaining                    Weighted Average
         Prices               at December 27, 1998                  Contractual Life                 Exercise Price
---------------------    ------------------------------       ----------------------------    ----------------------------
       .25                         11,525,000                             9.0                           $   .25
       .26 -3.00                   1,519,500                              6.7                              1.82
      3.01 -6.00                       1,100                              7.0                              3.38
      6.01 -9.25                      29,000                              3.3                              8.98
                                   ---------                              ---                              ----
                                   13,074,600                             8.8                               .45
                                   ==========                             ===                              ====


        Number Exercisable at                      Weighted Average
          December 27, 1998                         Exercise Price
   -------------------------------            --------------------------
             11,655,225                                  .40

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

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

                                                                Weighted
                                                                Average
                                                                Exercise
                                         Shares                  Price
                                    ----------------       ------------------
Available at December 28, 1997             -               $     -
  Exercised                              96,389                  .31

       The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee stock option and purchase plans. The compensation costs charged against income under the Company's plans for the year ended December 27, 1998 and the year ended December 28, 1997 were insignificant. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net loss and loss per share for the year ended December 27, 1998 and the year ended December 28, 1997 would have been the pro forma amounts indicated below:

                                              1998                    1997
                                         --------------          -------------
Net loss to common shareholders
    As reported                           $(1,268,341)            $(1,589,993)
    Pro forma                              (2,704,067)             (2,191,011)

Net loss per basic common share
    As reported                                  (.04)                   (.05)
    Pro forma                                    (.08)                   (.07)

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NOTE 5 -  STOCKHOLDERS' EQUITY (CONTINUED)

       Stockholder Rights Plan - On August 21, 1995, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock for stockholders of record on September 11, 1995. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series B Junior Preferred Stock, par value $.001 per share(the "Preferred Shares"), of the Company at a price of $10 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will be exercisable (i) 10 days following a public announcement that a person or group acquires beneficial ownership of 20% or more of the outstanding Common Stock of the Company (an "Acquiring Person"), or (ii) 10 business days (or later as determined by the Board of Directors) following the commencement of, or an announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of the outstanding Common Stock of the Company (the earlier of such dates being called the "Distribution Date"). Until a Right is exercised, the holder thereof will have no rights as a stockholder of the Company. Until the Distribution Date (or earlier redemption or expiration of the Rights),the Rights will be transferred with and only with the Common Stock.

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

       At a special meeting of the stockholder on December 16, 1998, approval was given to amend the Company's charter to reduce the number of authorized shares of common stock of the Company from 50 million shares to 25 million shares; reduce the number of authorized shares of preferred stock of the Company, par value $.001 per share, from 9,378,800 shares to 1 million shares; and authorized the Board of Directors to effect, at its option, a reverse stock split of the Company's common stock of anywhere from one-for-five to one-for-sixteen. The Company has not acted to amend its charter for the reductions in the common and preferred stock as of March 12, 1999, and the Board of Directors has taken no action to effect a reverse split as approved by the stockholders.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NOTE 5 -  STOCKHOLDERS' EQUITY (CONTINUED)

       As of December 31, 1998, the Company does not have sufficient authorized but unissued common stock to fulfill the requirements for issuance of common stock under all of its outstanding options, warrants and conversion provisions. The Company expects that after the Board of Directors selects and effects the reverse stock split authorized that the Company will have sufficient authorized and unissued shares to reserve for issuance under its outstanding option, warrant and conversion obligations on a post reverse split basis.

NOTE 6 - EMPLOYEE BENEFIT PLAN

       The Company established a 401(k) savings plan effective July 1,1992 covering all eligible employees. Company contributions are discretionary and no contributions were made for the years ended December 27, 1998 or December 28, 1997.

NOTE 7 - RELATED PARTY TRANSACTIONS

       In August 1993, in connection with the execution of a three-year consulting agreement, the Company granted a Director warrants to purchase 25,000 shares of Common Stock at $5.75 per share. The warrants lapsed during 1998.

       In January 1997, the Company granted to each of two Directors of the Company options to purchase 25,000 shares of the Company's common stock for $.50 per share. The warrants expire in ten years.

       On May 24, 1996, the President and Chief Executive Officer entered into an employment agreement for a period running through December 1999, which included a grant of non-incentive stock options to purchase 750,000 shares of Common Stock at a price of $2.1875 per share. These options vest evenly over five years, commencing one year from the date of employment.

       The Company incurred $58,793 and $27,641 in legal fees during the year ended December 27, 1998 and December 28, 1997, respectively, to a law firm in which a director and stockholder of the Company is a partner.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NOTE 8 - COMMITMENTS AND CONTINGENCIES

       (A)    Employment Agreement

              In May 1996, the Company entered into an employment agreement with its President and Chief Executive Officer that has an original term that expired December 31, 1997. The agreement provided for two automatic one year extensions unless the Company acts not to extend the agreement. The agreement provides for annual bonuses to the officer based upon a percentage of "Pre-Tax Profits of the Company" as follows:

                           Percent of
                            Pre-Tax
Year                        Profits
----                      ------------
1998                           7.5%
1999                           5.0
2000                           4.0
2001                           3.0

       (B)    Leases

              The Company rents office, lab and manufacturing space as lessee under a five year operating lease that commenced May 1, 1995. Effective August 1996, the Company entered into an addendum to the lease whereby the Company released a portion of the space included in the lease which the landlord then relet to another tenant. Under the letter agreement, the Company paid for certain improvements required by the new tenant and is paying the landlord a $1 per square foot differential rent charge over the term of the lease. In March 1997, the Company agreed to release additional space covered by its lease to its landlord who then relet the space to another tenant. The Company has guaranteed the rental payments of the new tenant to the landlord for the remainder of the term of the Company's lease. Future minimum payments under the agreement, including the $1 per square foot differential are as follows:


     Year                     Amount
--------------              -----------
     1999                   $   212,000
     2000                        70,000
                            -----------

         Total              $   282,000
                            ===========

              Rental expenses for facilities and equipment for the year ended December 27, 1998 and December 28, 1997, totaled $257,349 and $246,485, respectively.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

              Effective February 1, 1999, the Company released additional space to its landlord. The square footage was reduced by 7,300 square feet. The effect of the reduced space is reflected above.

NOTE 9 - LONG-TERM DEBT

       Long-term debt consisted of the following at December 27, 1998:

       (A)    Capital lease obligations

              Two leases for equipment entered into in 1997 requiring aggregate monthly payments of $2,955. The leased equipment is included in property and equipment at a cost of $91,727 less accumulated amortization of $19,691 at December 27, 1998. A summary of future payments required under the leases and the present value of the lease obligations in interest rates ranging from 12 to 25% that are implicit in the leases are as follows:

     Year                       Amount
--------------                -----------
     1999                     $   35,472
     2000                         32,897
                              ----------
           Total                  68,369
           Imputed interest       13,456
                              ----------
           Net obligations    $   54,913
                              ==========

       (B)    Note payable

              The Company entered into a note agreement with a bank for $32,407. The note is secured by an automobile and requires monthly payment of $1,033. The note bears interest at 9.153% and matures November 2001.

       (C)    Future maturities

              Future maturities of long-term debt is as follows:

     Year                       Amount
--------------                -----------
     1999                     $    37,285
     2000                          39,177
     2001                          10,858
                              -----------
         Total                $    87,320
                              ===========

              Interest expense for the year ending December 27, 1998 was $28,278.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NOTE 10 - SHORT-TERM CREDIT FACILITY

       The Company entered into a short term credit facility agreement on May 18, 1998 for one year whereby the Company assigns and factors its accounts receivable. Advances are made under the agreement at 65% of the invoice amount and the credit facility bears interest at prime plus 11.5%. The outstanding balance at December 27, 1998 was $120,000.

NOTE 11 - LITIGATION

       In November 1996, the Company filed suit against EndoCare, Inc. and ZhaoHua Chang in the Circuit Court for Montgomery County, Maryland. The lawsuit alleges, among other things, that EndoCare misappropriated trade secrets of Cryomedical Sciences, Inc., and that EndoCare tortuously interfered with the Company's contracts, its relationships with its employees, and Cryomedical Sciences, Inc.'s contractual and potential business relationships with customers. The lawsuit, which contains six counts, also alleges that Dr. Chang and EndoCare engaged in unfair competition against the Company and civil conspiracy, and that Dr. Chang, who was formerly employed as a Vice President of Cryosurgical Engineering by Cryomedical Sciences, Inc., breached contractual and fiduciary obligations owed to the Company by this employment by EndoCare, his retention and misuse of Cryomedical Sciences' confidential information, and his improper solicitation of the Company's employees to disclose trade secret information and/or to become employed by EndoCare. EndoCare and Dr. Chang have denied the allegations in the lawsuit. In March 1997, Dr. Chang filed a counter-suit in the Circuit Court for Montgomery County, Maryland regarding numerous claims of a breach of contract by the Company. On March 26, 1999 the lawsuit against EndoCare was dismissed by stipulation of the parties and Order of the Court. On the same date, the court dismissed Dr. Chang's counterclaim against the Company with prejudice. In order to bring closure to the case, the Company is voluntarily dismissing the claim against Dr. Chang without prejudice.

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

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NOTE 11 - LITIGATION (CONTINUED)

       In February 1999, Alan A. Rich, formerly Vice President of Sales and Marketing for the Company, filed a suit against the Company based upon the allegation that the Company constructively discharged him from his employment with the Company. The suit has been removed to the Federal District Court. Although the Company believes it has meritorious defenses, no prediction concerning the ultimate outcome or amount of damages, if any, can be made at this time.

       In March 1999, EndoCare, Inc. ("EndoCare") filed a suit against the Company, Dr. Richard J. Reinhart, the Company's President and Chief Executive Officer and John G. Baust, the Company's Senior Vice President of Research and Development in the Superior Court of California, County of Orange based upon the alleged dissemination of information to the effect that EndoCare's cryosurgical devices are unsafe and have a history of putting patients, upon which the devices were used, in danger. The Company believes there is no merit to the claims and intends to defend the suit vigorously.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The directors and executive officers of the Company during the 1998 fiscal year were as follows:

                                                   Position and Offices
Name                                 Age             With the Company
----                                 ---           --------------------
Richard J. Reinhart, Ph.D.           58            President and Chief Executive
                                                   Officer and Director

John G. Baust, Ph.D.                 57            Senior Vice President
                                                   and Chief Scientific Officer

Alan F. Rich                         46            Vice President,
                                                   Sales and Marketing

Howard S. Breslow                    60            Director, Secretary

J. Donald Hill                       67            Director

       Set forth below is a biographical description of each of the directors and executive officers identified above based on information supplied by them.

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

       Alan Rich was Vice President, Sales and Marketing, of the Company from March 1994 until January 1999. Mr. Rich joined the Company in May 1992 as a regional sales manager. From 1987 to May 1992, Mr. Rich was employed as Luminary Accounts Manager by Spacelabs, Inc., a publicly-held corporation engaged in the development, manufacture and marketing of patient monitoring systems.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       The Company's executive officers, directors, and beneficial owners of more than 10% of any class of its equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 (collectively, the "Reporting Persons") are required to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities Exchange Commission. Copies of those reports also must be furnished to the Company. Based solely on a review of copies of the reports furnished to the Company, the Company believes that during the fiscal year ended December 27, 1998 all of these filing requirements have been satisfied.

ITEM 10. EXECUTIVE COMPENSATION

       The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer and to each of its executive officers (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 during the fiscal year ended December 27, 1998 (collectively the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                              Long Term Compensation
                                                                             -----------------------------------------------------

                                          Annual Compensation                        Awards               Payouts
                              -----------------------------------------      -----------------------      -------
                                                                             Restricted
                                                           Other Annual           Stock     Options/         LTIP        All Other
Name and Principal            Fiscal   Salary     Bonus    Compensation        Award(s)         SARs      Payouts     Compensation
    Positions                  Year    ($) (4)     ($)              ($)             ($)      (#) (1)          ($)              ($)
------------------             ----    -------    -----    ------------      ----------     --------      -------   --------------
Richard J. Reinhart, Ph.D.     1998    113,461       -        8,384                 -      7,200,000            -            -
  Current President, Chief     1997    159,964     (2)          -                 -          250,000            -            -
  Executive Officer and
  Director

John G. Baust, Ph.D.           1998     98,790    -          15,316               -        2,160,000        -                    -
  Senior Vice                  1997    115,140       -            -                 -         50,000            -        9,750 (3)
  President, Research
  and Development

Alan F. Rich                   1998    100,450    -          14,344               -                         -              -
Vice President,                1997    100,450       -       30,053                 -         50,000            -            -
Sales and Marketing

-----------------------------

(1)    Options to acquire shares of Common Stock.

(2) Dr. Reinhart's contract contains a potential bonus provision based upon a "percentage of pretax profits of the Company."

(3) Consists of Company contributions made in Dr. Baust's name to the State University of New York at Binghamton.

(4) Salaries for fiscal year 1998 reflect voluntary salary reductions by Reinhart and Baust.

                OPTION/SAR GRANTS IN YEAR-ENDED DECEMBER 27, 1998

In 1998, the Company issued the following options to purchase Common Stock to the Names Executive Officers:

Name                    Number of            Percent of Total           Exercise or           Expiration
----                    Securities           Options/SARs               Base Price            Date
                        Underlying           Issued to                  ----------            ----
                        Options              Employees in
                        Issued                 Fiscal year
                        ------                 -----------
Reinhart               7,200,000                  71.4%                    .25                August 30, 2008
Baust                  2,160,000                  21.4%                    .25                August 30, 2008

           AGGREGATED OPTION/SAR EXERCISES DURING THE 1998 FISCAL YEAR
                   AND THE 1998 FISCAL YEAR OPTION/SAR VALUES

The following table provides information related to options exercised by each of the Named Executive Officers during the 1998 fiscal year and the number and value of options held at December 27, 1998. The Company does not have any outstanding stock appreciation rights. None of the options were in the money at period ended December 27, 1998.

                                                                                                           Value of Unexercised
                                                                          Number of Unexercised                In-The-Money
                                                                              Options/SARs                     Options/SARs
                                                                         at  Fiscal Year End (#)        at Fiscal Year End ($) (1)
                                                                    ------------------------------     ----------------------------

                              Shares Acquired         Value
   Name                       On Exercise (#)      Realized ($)     Exercisable      Unexercisable     Exercisable    Unexercisable
----------                    ---------------      ------------     -----------      -------------     -----------    -------------
Richard J. Reinhart, Ph.D.           -                   -            7,550,000            650,000            -                -

John G. Baust, Ph.D.                 -                   -            2,500,000             40,000            -                -

Alan F. Rich                         -                   -                    -                  -            -                -

----------------------------------

(1) The closing price for the Company's Common Stock as reported on the OTC Bulletin Board on December 27, 1998 was $.0938. Value is calculated on the basis of the difference between the option exercise price and $.0938 multiplied by the number of shares of Common Stock underlying the option.

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

       Alan F. Rich joined the Company in May 1992 as a regional sales manager. On March 1, 1994, the Company and Mr. Rich entered into a one year employment agreement, automatically renewable for additional one year periods (absent notice to the contrary by either party), pursuant to which Mr. Rich is employed as Vice President, Sales and Marketing, of the Company. At December 29, 1996, Mr. Rich's annual salary was $100,450, which salary is to increase each year to the extent of any cost of living increases based upon the Consumer Price Index increase for the immediate preceding year. In addition, Mr. Rich is entitled to commissions of up to 1% of the sales revenue of the Company. In accordance with the employment agreement, in March 1994, Mr. Rich was granted options to purchase 100,000 shares of Common Stock at $3.125 per share pursuant to the Company's 1988 Stock Option Plan. The options vest with respect to 20,000 shares after one year, an additional 25,000 shares after two years, an additional 25,000 shares after three years, and an additional 30,000 shares after four years. Mr. Rich is no longer employed by the Company and is suing the Company for breach of contract and several other causes of action.

       In connection with the execution of the employment agreements between the Company and each of its executive officers, each officer executed a Proprietary Information and Inventions Agreement pursuant to which each agreed, among other things, to keep the Company's information confidential and assigned all inventions to the Company, except for certain personal inventions not related to the Company's work, whether existing or later developed.

CONSULTANTS

       At December 27, 1998, the various consultants to the Company held warrants to purchase an aggregate of 6,695,000 shares of Common Stock.

       The Company has obtained the services of consultants to render advice with respect to various areas of the Company's research. Each of the consultants has entered into a one year consulting agreement with the Company with automatic one year renewals (absent notice to the contrary by either party), and has either received warrants to purchase Common Stock or is entitled to cash compensation. No consultant has agreed to devote any specified amount of time to Company activities. The consultants of the Company (and the commencement dates of their consulting agreements) are as follows:

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

COMPENSATION OF DIRECTORS

       There are no standard arrangements pursuant to which the directors are compensated. In December 1998, each of the three directors was granted options to purchase 720,000 shares of Common Stock at .25 per share. These options vest immediately and expire in ten years.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of December 27, 1998, certain information regarding beneficial ownership of Common Stock and Preferred Stock by (i) all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all executive officers and directors of the Company as a group.

                                                 Amount and Nature of             Percent
Name (and Address of 5% Holder)                Beneficial Ownership (1)           of Class
-------------------------------                ------------------------           --------
Richard J. Reinhart.......................             8,200,000     (2)           20%

Howard S. Breslow.........................             7,568,000     (3)           18%

J. Donald Hill............................               795,000     (4)            2%

John G. Baust.............................             2,560,000     (5)            7%

Alan F. Rich .............................                 5,500                    *

ValorInvest, Ltd..........................                   128     (7)          100%

All officers and directors
 as a group (5 persons)...................            19,078,500     (6)           36%

---------------------------------------
* Less than 1%

(1) Unless otherwise indicated below, all shares are owned beneficially and of record.

(2)    Includes an aggregate of 8,200,000 shares underlying stock options.

(3) Includes an aggregate of 720,000 shares underlying stock options and 6,580,000 shares underlying warrants owned indirectly through Breslow & Walker, LLP and BWM Investments.

(4) Includes an aggregate of 795,000 shares underlying stock options and warrants.

(5)    Includes an aggregate of 2,540,000 shares underlying stock options.

(6)    Includes an aggregate 18,835,000 shares underlying options and warrants.

(7) ValorInvest, Ltd., 29 Quai des Bergues, 1201 Geneva, Switzerland, is the only holder of Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 218,000 shares of Common Stock of the Company and holds options to purchase an aggregate of 7,300,000 additional shares pursuant to stock options and warrants issued to him. During the period ended December 1998, Breslow & Walker, LLP billed the Company $58,793 for legal fees.

                                     PART IV

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

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

            (b)                     1998 Stock Option Plan.(10)

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

            (n)                     Memorandum of Understanding, Cryomedical Sciences, Inc. securities litigation, dated as of September 15, 1995, between the Company and certain of its officers and directors and
                                    Plaintiffs in Cryomedical Sciences, Inc. Securities Litigation, C.A. No. AW 94-873 (D. Md.).
                                    (8)

            (o)                     Stock Purchase Agreement dated September 30, 1998 between the Company and ValorInvest, Ltd.

            (p)                     Employment Agreement, dated as of May 24, 1996, between the Company and Richard J. Reinhart,
                                    Ph.D.(9)

       21                           BioLife Technologies, Inc.

       27                           Financial Data Schedule

            (b)                     Reports on Form 8-K

                                    (1)        During the period ended 12-23-1998, the Company
                                               filed one report on form 8-K. The form 8-K 10-13-98
                                               related to the sale of equity securities pursuant
                                               to reg S

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

(10) Incorporated by reference to the Company's Definitive Proxy Statement for the Special Meeting of Stockholders held on December 16, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      CRYOMEDICAL SCIENCES, INC.

Date:                   April 9, 1998                 By:   /s/Richard J. Reinhart
                                                         -------------------------
                                                            Richard J. Reinhart, Ph.D.
                                                            President and Chief Executive
                                                            Officer (Principal Executive
                                                            Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                   April 9, 1998                      /s/Richard J. Reinhart
                                                       --------------------------
                                                           Richard J. Reinhart, Ph.D.
                                                           Director


Date:                   April 9, 1998                      /s/Howard S. Breslow
                                                       --------------------------
                                                           Howard S. Breslow
                                                           Director

Date:                   April 9, 1998                      /s/J. Donald Hill
                                                       --------------------------
                                                           J. Donald Hill
                                                           Director