Form 10QSB
period 1999-03-28
CRYOMEDICAL SCIENCES INC
filed 1999-04-30
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20459

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended March 28,1999      Commission file number 0-18170
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


33,454,302 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of April 15, 1999.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 28, 1999

                                      INDEX

Part I.           Financial Information                                                                   Page No.
                                                                                                          --------
                    Item 1.      Financial Statements

                                   Consolidated Balance Sheets at March 28, 1999 (unaudited) and
                                   December 27, 1998                                                         3

                                   Consolidated Statements of Operations for the thirteen weeks
                                   ended March 28, 1999 and March 29, 1998 (unaudited)                       4

                                   Consolidated Statements of Cash Flows for the thirteen weeks
                                   ended March 28, 1999 and March 29, 1998 (unaudited)                       5

                                   Notes to Consolidated Financial Statements                                6

                    Item 2.      Management's Discussion and Analysis or Plan of Operation                  7-9

Part II.          Other Information

                    Item 2.      Changes in Securities and Use of Proceeds                                   10

                    Item 6.      Exhibits and Reports on Form 8-K                                            10


Signatures                                                                                                   11

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                        March 28,                 December 27,
                                                                          1999                        1998
                                                                          ----                        ----
                                                                       (unaudited)
ASSETS
------

Current assets
      Cash and cash equivalents                                    $             31,805      $               135,183
      Receivables, net allowance for doubtful accounts                          487,157                      486,773
               of $467,270 and $677,634
      Inventories                                                             1,135,753                    1,225,982
      Prepaid expenses and other current assets                                 119,800                       80,510
                                                                   ---------------------     ------------------------

              Total current assets                                            1,774,515                    1,928,448

Fixed assets, net accumulated depreciation and amortization                     708,195                      780,307
              of $2,406,487 and $2,334,375
Other assets                                                                     18,727                       18,727
                                                                   ---------------------     ------------------------

              Total assets                                         $          2,501,437      $             2,727,482
                                                                   =====================     ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
      Accounts payable                                             $            365,793      $               593,021
      Accrued expenses                                                          356,252                      367,104
      Short-term credit facility                                                 90,775                      120,000
      Unearned revenues                                                          38,350                       60,839
      Warranty reserves                                                           6,000                       11,400
      Extended warranties - current portion                                      13,479                       16,179
      Capital leases - current portion                                           37,285                       37,285
                                                                   ---------------------     ------------------------

              Total current liabilities                                         907,934                    1,205,828
                                                                   ---------------------     ------------------------

      Extended warranties, net of current portion                                11,609                       14,096
      Capital leases, net of current portion                                     39,958                       50,035
      Deferred rent                                                              23,116                       25,884
                                                                   ---------------------     ------------------------

              Total liabilities                                                 982,617                    1,295,843
                                                                   ---------------------     ------------------------

Stockholders' equity
      Preferred stock, $.001 par value per share,
       9,378,800 authorized; 384 and 128 shares
       issued respectively                                                      -                            -
      Common stock, par value $.001 per share,
       50,000,000 shares authorized; 33,454,302
        issued and outstanding                                                   33,454                       33,454
      Additional paid-in capital                                             31,151,263                   30,751,263
      Accumulated deficit                                                   (29,665,897)                 (29,353,078)
                                                                   ---------------------     ------------------------

              Total stockholders' equity                                      1,518,820                    1,431,639
                                                                   ---------------------     ------------------------

              Total liabilities and stockholders' equity           $          2,501,437      $             2,727,482
                                                                   =====================     ========================


                 See notes to consolidated financial statements

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Thirteen weeks ended
                                                                 March 28,                               March 29,
                                                   -------------------------------------------------------------------------

                                                                   1999                                    1998
                                                                   ----                                    ----
                                                                                   (unaudited)
Revenues                                           $                             390,830        $                   538,517

Cost of sales                                                                    300,144                            331,470
                                                   --------------------------------------       ----------------------------

Gross profit                                                                      90,686                            207,047

Expenses
      Research and development                                                    56,169                            403,066
      Sales and marketing                                                         67,916                            130,827
      General and administrative                                                 271,744                            332,010
                                                   --------------------------------------       ----------------------------

Total expenses                                                                   395,829                            865,903
                                                   --------------------------------------       ----------------------------

Operating loss                                                                  (305,143)                          (658,856)
Interest income, net of interest expense                                          (7,676)                            (7,430)
                                                   --------------------------------------       ----------------------------

Net loss                                           $                            (312,819)       $                  (666,286)
                                                   ======================================       ============================

Net loss per common share                          $                               (0.01)       $                     (0.02)
                                                   ======================================       ============================


Weighted average number
 of common shares outstanding                                                 33,454,302                         33,454,302
                                                   ======================================       ============================


                 See notes to consolidated financial statements

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Thirteen weeks ended
                                                                                      March 28,                 March 29,
                                                                                 ---------------------     ---------------------
                                                                                          1999                      1998
                                                                                          ----                      ----
                                                                                                   (unaudited)
Cash flows from operating activities:
      Net loss                                                                    $          (312,819)      $          (666,286)

Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                        72,112                    95,612
          Provision for bad debt                                                               30,605                    39,791
          Write off of accounts receivable                                                   (219,444)               -
          Gain on disposal of fixed assets                                                 -                                (28)
          Amortization of unearned compensation                                                                          39,525
          Changes in operating assets and liabilities:
             Decrease in receivables                                                          188,455                   399,353
             Decrease in inventories                                                           90,229                   216,903
             (Increase) decrease in prepaid and other current assets                          (39,290)                   18,748
             Decrease in accounts payable                                                    (227,228)                   (4,984)
             (Decrease) increase in accrued expenses                                          (10,852)                   13,334
             Decrease in unearned revenue                                                     (22,489)                  (24,157)
             Decrease in warranty reserves                                                     (5,400)                  (33,002)
             Decrease in extended warranties                                                   (5,187)                  (41,437)
             Decrease in capital leases                                                       (10,077)                  (13,768)
             Decrease in deferred rent                                                         (2,768)                      (50)
                                                                                 ---------------------     ---------------------

Net cash (used in) provided by operating activities                                          (474,153)                   39,554
                                                                                 ---------------------     ---------------------

Cash flows from investing activities:
      Proceeds from disposal of fixed assets                                               -                              5,436
      Purchase of equipment                                                                -                           (150,006)
                                                                                 ---------------------     ---------------------

Net cash used in investing activities                                                      -                           (144,570)
                                                                                 ---------------------     ---------------------

Cash flows from financing activities:
      Issuance of Preferred Stock                                                             400,000                -
      Decrease in short-term credit facility                                                  (29,225)               -
                                                                                 ---------------------     ---------------------

Net cash provided by financing activities                                                     370,775                -
                                                                                 ---------------------     ---------------------

Net decrease in cash and cash equivalents                                                    (103,378)                 (105,016)

Cash and cash equivalents at beginning of period                                              135,183                   124,000
                                                                                 ---------------------     ---------------------

Cash and cash equivalents at end of period                                        $            31,805       $            18,984
                                                                                 =====================     =====================


Supplemental Cash Flow Information:
             Cash paid for interest                                                             8,742                     1,486
                                                                                 =====================     =====================


                 See notes to consolidated financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     GENERAL

       Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of products for use in the field of low-temperature medicine.

       The Consolidated Balance Sheet as of March 28, 1999, the Consolidated Statements of Operations for the thirteen week periods ended March 28, 1999 and March 29, 1998, and the Consolidated Statements of Cash Flows for the thirteen week periods ended March 28, 1999 and March 29, 1998, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 28, 1999, have been recorded. All adjustments recorded were of a normal recurring nature.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 27, 1998 included in the Company's Annual Report on Form 10-KSB for the year ended December 27, 1998.

       The results of operations for the thirteen week period ended March 28, 1999 are not necessarily indicative of the operating results anticipated for the full year.

B.     NET LOSS PER SHARE

       Net loss per share is based on the weighted average number of common shares outstanding during the thirteen week periods ended March 28, 1999 and March 29, 1998. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

C.     INVENTORIES

       Inventories consist of the following:

                                                   March 28, 1999           December 27, 1998
                                                   --------------           -----------------
       Raw materials and purchased parts           $     610,653              $   702,758
       Work in process                                   138,529                  111,140
       Finished goods                                    386,571                  412,084
                                                         -------                  -------
                                                   $   1,135,753              $ 1,225,982

D.     NEW ACCOUNTING PRONOUNCEMENTS

       In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" was issued, which is effective for fiscal years beginning after December 15, 1997. The Company is complying with all requirements, but has no items of comprehensive income.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company is presently in the process of seeking funds for its wholly-owned subsidiary, BioLife Technologies, Inc. ("BioLife"), for the purpose of commercializing its Hypothermosol(R) series of preservation solutions. There can be no assurance that such funding will be obtained.

RESULTS OF OPERATIONS

Revenues for the thirteen week periods ended March 28, 1999 and March 29, 1998 totaled $390,830 and $538,517 respectively, representing a decrease of 27%. The decrease in revenues for the recent thirteen week period reflects a decline in the number of CMS AccuProbe(R) Systems and accessories sold and a $65,000 back order in CMSI cryoprobes. The Company believes that this decline continues to be due primarily to a lack of the establishment of formal Medicare reimbursement for prostate cryosurgery. In February 1999 the Health Care Finance Administration ("HCFA") announced a new national coverage policy for cryosurgery of the prostate for patients with localized prostate cancer. It is anticipated that such a coverage policy will provide the Company with an opportunity to realize revenues from cryosurgical operations of the prostate, but there can be no assurance that such revenues will be realized. In April 1999 HCFA announced that it had established two reimbursement codes for cryosurgery of the prostate and that all covered procedures performed after July 1, 1999 would be considered for reimbursement. There has been no indication from HCFA regarding the reimbursement levels for the two procedural codes. The Company believes that upon the issuance of the reimbursement levels for cryosurgery of the prostate, it may realize additional revenues from cryosurgical operations subsequent to July 1, 1999. There can be no assurance that such revenues will be realized. An increase in revenues will be, to a large extent, dependent upon the levels of reimbursement established by HCFA for cryosurgery of the prostate, as these levels will influence both patients and physicians in regard to their choice of cryosurgery as opposed to other modalities that may be used to treat prostate cancer. The revenues of the Company have also been negatively impacted by an FDA advisory that all companies involved in thermal ablation can no longer advertise or promote uterine cryosurgical applications, specifically endometrial ablation.

Gross profit for all products for the thirteen week periods ended March 28, 1999 and March 29, 1998 totaled $90,686 and $207,047, respectively, or 23% and 38% of revenues respectively. Gross profit as a percent of revenues decreased in the thirteen week periods ended March 28, 1999 compared to the prior year period due to changes in the mix of product sales and a decrease in the revenue base over which certain manufacturing expenses are applied.

Research and development expenses for the thirteen week periods ended March 28, 1999 and March 29, 1998 totaled $56,169 and $403,066, respectively, a decrease of 86%. Development expenses decreased due to a reduction in personnel and a decrease in raw material inventory used in R&D projects.

Sales and marketing expenses for the thirteen week periods ended March 28, 1999 and March 29, 1998 totaled $67,916 and $130,827, respectively, a decrease of 48%. Sales and marketing expenses decreased over the comparable period of the previous year due to reduced commissions, reduced number of personnel, and a reduction in travel and related expenses.

General and administrative expenses for the thirteen week periods ended March 28, 1999 and March 29, 1998 totaled $271,744 and $332,010, respectively, a decrease of 18%. General and administrative expenses decreased due to general cut backs in discretionary expenses and a reduction in the amount of leased space.

Operating expenses for the thirteen week periods ended March 28, 1999 and March 29, 1998 totaled $395,829 and $865,903, respectively, a decrease of 54%. The Company sustained net losses of $312,819 for the thirteen week period ended March 28, 1999 compared to net losses of $666,286 in the comparable period of the prior year. The Company is continuing to make reductions in all discretionary expenses in an attempt to maintain its viability as an operating entity.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1998, the Company entered into a Stock Purchase Agreement with ValorInvest, Ltd. ("ValorInvest"), a Geneva, Switzerland based investment bank, pursuant to which, among other things, ValorInvest purchased securities from the Company for $200,000 and subsequently purchased additional securities for $400,000 in the first quarter of the 1999 fiscal year.

At March 28, 1999, the Company had cash and cash equivalents totaling $31,805 and working capital of $866,581, as compared to $135,183 and $722,620, respectively, at December 27, 1998. The Company's cash decreased from December 27, 1998 due primarily to the net loss of $312,819 sustained by the Company in the thirteen-week period ended March 28, 1999. The Company's working capital position increased from December 27, 1998 due to the infusion of capital from the ValorInvest purchase of additional securities.

Capital expenditures for equipment totaled $0, including $0 in consignment and loaner CMS AccuProbe(R) Systems, in the thirteen week period ended March 28, 1999, compared to $150,006 and $100,000 respectively, in the comparable period of the prior year. The Company does not expect to spend more than $300,000 in total for equipment in the year ending December 26, 1999.

The Company has reduced expenditures in order to ensure its viability in light of its limited cash and cash equivalents on hand. Although the Company believes that it can continue to operate if additional cost cutting steps are implemented, additional financing is needed if the Company wants the opportunity to grow. The Company believes that sales for the remainder of the 1999 fiscal year may be greater than the level experienced in the comparable prior year periods due to the favorable reimbursement environment created by HCFA's new coverage policy. However, the level of increased sales, if any, will depend in part on the Company's ability to finance the development, manufacturing and testing of its products, its sales and marketing efforts, and its education and retraining programs. If funds are raised by issuing equity securities, it may result in substantial dilution to existing stockholders. If capital is raised through a debt financing with financial institutions, the Company would likely become subject to restrictive covenants relating to its operations and finances. The Company currently has no commitments for obtaining any additional funds, and the sale of its products represents its only current source of liquidity. There can be no assurance that a financing will be consummated on reasonable terms or at all.

YEAR 2000 ISSUE

Many computer systems record years in a two-digit format. Such systems, if not modified will be unable to recognize and properly process information with dates beyond the year 1999. The potential problems arising out of this inability commonly are referred to as the "Year 2000 Issue".

The Company believes that the computers and software programs currently utilized by the Company are Year 2000 ready. To date, no assessment has been made as to the effect, if any, third party non-compliance will have on the Company's operations. However, given the large number of suppliers available to the Company and its ability, if necessary, to manufacture its products totally in house, the Company does not believe that third party non-compliance would have a material impact on the Company's operations.

FORWARD LOOKING INFORMATION

This Report contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including statements regarding Medicare reimbursement, the Company's liquidity and capital resources, and its ability to continue its operations in the absence of additional financing, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, the receipt of financing, market acceptance of the Company's products, and those factors discussed in this Report. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

                           CRYOMEDICAL SCIENCES, INC.
                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In February, 1999, the Company raised $400,000 in gross proceeds from the sale of 256 Series E Units to ValorInvest, Ltd. pursuant to Regulation S promulgated under the Securities Act of 1933. Each Series E unit consists of one share of Series E Convertible Preferred Stock, convertible into 10,000 shares of Common Stock, and a warrant to purchase 5,000 shares of Common Stock at $.25 per share.

Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits

       (27)   Financial Data Schedule.

       (b)    Reports on Form 8-K: none

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

                                               Cryomedical Sciences, Inc.
                                               --------------------------
                                                      (Registrant)


Date:  April 30, 1999                         /s/Richard J. Reinhart, Ph.D.
                                              -----------------------------
                                                 Richard J. Reinhart, Ph.D
                                           President and Chief Executive Officer
                                             (Principal Executive Officer and
                                                Principal Financial Officer)