Form 10QSB
period 1999-06-27
CRYOMEDICAL SCIENCES INC
filed 1999-08-11
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20459


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended June 27,1999       Commission file number 0-18170
                               ------------                              -------



                           CRYOMEDICAL SCIENCES, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                       94-3076866
                   --------                       ----------
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

       Yes  X       No
            -           --


33,454,302 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of August 2, 1999.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 27, 1999

                                      INDEX


Part I.      Financial Information                                                                         Page No.
                                                                                                           --------
                   Item 1.      Financial Statements

                                    Consolidated Balance Sheets at June 27, 1999 (unaudited) and
                                    December 27, 1998                                                          3

                                    Consolidated Statements of Operations for the twenty-six weeks
                                    ended June 27, 1999 and June 28, 1998 (unaudited)                          4

                                    Consolidated Statements of Cash Flows for the twenty-six weeks
                                    ended June 27, 1999 and June 28, 1998 (unaudited)                          5

                                    Notes to Consolidated Financial Statements                                 6

                   Item 2.      Management's Discussion and Analysis or Plan of Operation                     7-9


Part II.     Other Information

                   Item 1.      Legal Proceedings                                                             10

                   Item 6.      Exhibits and Reports on Form 8-K                                              11


Signatures                                                                                                    12

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                              June 27,            December 27,
                                                                               1999                  1998
                                                                               ----                  ----
                                                                            (unaudited)
ASSETS
------

Current assets
      Cash and cash equivalents                                           $           3,275    $         135,183
      Receivables, net allowance for doubtful accounts                              361,712              486,773
                 of $510,165 and $677,634
      Inventories                                                                 1,193,725            1,225,982
      Prepaid expenses and other current assets                                     137,100               80,510
                                                                          ------------------   ------------------

                Total current assets                                              1,695,812            1,928,448

Fixed assets, net accumulated depreciation and amortization                         624,203              780,307
                of $2,406,487 and $2,334,375
Intangible assets                                                                   173,257             -
Other assets                                                                         18,727               18,727
                                                                          ------------------   ------------------

                Total assets                                              $       2,511,999    $       2,727,482
                                                                          ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
      Accounts payable                                                    $         465,592    $         593,021
      Accrued expenses                                                              356,526              367,104
      Short-term credit facility                                                    120,000              120,000
      Unearned revenues                                                              28,791               60,839
      Warranty reserves                                                               1,600               11,400
      Extended warranties - current portion                                           9,949               16,179
      Capital leases - current portion                                               37,285               37,285
                                                                          ------------------   ------------------

                Total current liabilities                                         1,019,743            1,205,828
                                                                          ------------------   ------------------

      Extended warranties, net of current portion                                     9,121               14,096
      Capital leases, net of current portion                                         30,356               50,035
      Deferred rent                                                                  18,495               25,884
                                                                          ------------------   ------------------

                Total liabilities                                                 1,077,715            1,295,843
                                                                          ------------------   ------------------

Stockholders' equity
      Preferred stock, $.001 par value per share,
       9,378,800 authorized; 384 and 128 shares issued, respectively               -                    -
      Common stock, par value $.001 per share,
       50,000,000 shares authorized; 33,454,302
        issued and outstanding                                                       33,454               33,454
      Additional paid-in capital                                                 31,151,263           30,751,263
      Accumulated deficit                                                       (29,750,433)         (29,353,078)
                                                                          ------------------   ------------------

                Total stockholders' equity                                        1,434,284            1,431,639
                                                                          ------------------   ------------------

                Total liabilities and stockholders' equity                $       2,511,999    $       2,727,482
                                                                          ==================   ==================

                See notes to consolidated financial statements

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Thirteen weeks ended                   Twenty-six weeks ended
                                                 June 27,          June 28,            June 27,              June 28,
                                             ----------------------------------   ---------------------------------------

                                                   1999             1998                1999                  1998
                                                   ----             ----                ----                  ----
                                                        (unaudited)                            (unaudited)

Revenues                                     $        450,294   $       720,842   $          841,124    $      1,259,359

Cost of sales                                         244,003           337,111              544,147             668,581
                                             -----------------  ----------------  -------------------   -----------------

Gross profit                                          206,291           383,731              296,977             590,778

Expenses
    Research and development                           67,282           123,088              123,451             526,154
    Sales and marketing                                77,543           151,000              145,459             281,827
    General and administrative                        139,425           249,860              411,169             581,870
                                             -----------------  ----------------  -------------------   -----------------

Total expenses                                        284,250           523,948              680,079           1,389,851
                                             -----------------  ----------------  -------------------   -----------------

Operating loss                                        (77,959)         (140,217)            (383,102)           (799,073)
Interest income, net of interest expense               (6,577)           (5,912)             (14,253)            (13,342)
                                             -----------------  ----------------  -------------------   -----------------

Net loss                                     $        (84,536)  $      (146,129)  $         (397,355)   $       (812,415)
                                             =================  ================  ===================   =================

Net loss per common share                    $          (0.00)  $         (0.00)  $            (0.01)   $          (0.02)
                                             =================  ================  ===================   =================


Weighted average number
 of common shares outstanding                      33,454,302        33,454,302           33,454,302          33,454,302
                                             =================  ================  ===================   =================


                See notes to consolidated financial statements

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Twenty-six weeks ended
                                                                                      June 27,                June 28,
                                                                                ---------------------    --------------------
                                                                                          1999                    1998
                                                                                          ----                    ----
                                                                                                   (unaudited)

Cash flows from operating activities:
      Net loss                                                                  $           (397,355)    $          (812,415)

Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation and amortization                                                      141,556                 181,220
          Provision for bad debt                                                              55,858                  56,527
          Write off of accounts receivable                                                  (219,444)                -
          Sale of rental equipment                                                            14,548                 -
          Gain on disposal of fixed assets                                                   -                          (285)
          Amortization of unearned compensation                                              -                        39,525
          Changes in operating assets and liabilities:
             Decrease in receivables                                                         288,647                 385,403
             Decrease in inventories                                                          32,257                 363,631
             Increase in prepaid and other current assets                                    (56,590)                    (46)
             Increase in intangible assets                                                  (173,257)                -
             Increase in other assets                                                        -                        (2,619)
             Decrease in accounts payable                                                   (127,429)                (30,575)
             (Decrease) increase in accrued expenses                                         (10,578)                 78,958
             Decrease in unearned revenue                                                    (32,048)                (14,906)
             Decrease in warranty reserves                                                    (9,800)                (33,204)
             Decrease in extended warranties                                                 (11,205)                (56,687)
             Decrease in capital leases                                                      (19,679)                (22,378)
             Decrease in deferred rent                                                        (7,389)                 (1,912)
                                                                                ---------------------    --------------------

Net cash (used in) provided by operating activities                                         (531,908)                130,237
                                                                                ---------------------    --------------------

Cash flows from investing activities:
      Proceeds from disposal of fixed assets                                                 -                         6,636
      Purchase of equipment                                                                  -                      (214,107)
                                                                                ---------------------    --------------------

Net cash used in investing activities                                                        -                      (207,471)
                                                                                ---------------------    --------------------

Cash flows from financing activities:
      Issuance of Preferred Stock                                                            400,000                 -
                                                                                ---------------------    --------------------

Net cash provided by financing activities                                                    400,000                 -
                                                                                ---------------------    --------------------

Net decrease in cash and cash equivalents                                                   (131,908)                (77,234)

Cash and cash equivalents at beginning of period                                             135,183                 124,000
                                                                                ---------------------    --------------------

Cash and cash equivalents at end of period                                      $              3,275     $            46,766
                                                                                =====================    ====================

Supplemental Cash Flow Information:
             Cash paid for interest                                             $             16,590     $            15,228
                                                                                =====================    ====================





                See notes to consolidated financial statements

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.          GENERAL

        Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of products for use in the field of low-temperature medicine.

        The Consolidated Balance Sheet as of June 27, 1999, the Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 27, 1999 and June 28, 1998, and the Consolidated Statements of Cash Flows for the twenty-six week periods ended June 27, 1999 and June 28, 1998, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 27, 1999, have been recorded. All adjustments recorded were of a normal recurring nature.

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

        The results of operations for the thirteen and twenty-six week periods ended June 27, 1999 are not necessarily indicative of the operating results anticipated for the full year.

B.      NET LOSS PER SHARE

        Net loss per share is based on the weighted average number of common shares outstanding during the thirteen and twenty-six week periods ended June 27, 1999 and June 28, 1998. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

C.      INVENTORIES

        Inventories consist of the following:

                                                         June 27, 1999    December 27, 1998
                                                         -------------    -----------------
        Raw materials and purchased parts                $     639,846      $     702,758
        Work in process                                        164,576            111,140
        Finished goods                                         389,303            412,084
                                                               -------            -------
                                                         $   1,193,725      $   1,225,982

D.      NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" was issued, which is effective for fiscal years beginning after December 15, 1997. The Company is complying with all requirements, but has no items of comprehensive income.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

RESULTS OF OPERATIONS

Revenues for the thirteen and twenty-six week periods ended June 27, 1999 totaled $450,294 and $841,124, respectively, compared to $720,842 and $1,259,359 respectively, for the comparable periods of the prior year, representing decreases of 38% and 33%, respectively. The decreases in revenues reflects a decline in the number of CMS AccuProbe(R) Systems and accessories sold. The Company believes that this decline continues to be due primarily to a lack of the establishment of formal Medicare reimbursement for prostate cryosurgery. In February 1999 HCFA announced a new national coverage policy for cryosurgery of the prostate for patients with localized prostate cancer. It is anticipated that such a coverage policy will provide the Company with an opportunity to realize revenues from cryosurgical operations of the prostate, but there can be no assurance that such revenues will be realized. In April 1999 HCFA announced that it had established two reimbursement codes for cryosurgery of the prostate and that all covered procedures performed after July 1, 1999 would be considered for reimbursement. There has been no indication from HCFA regarding the reimbursement levels for the two procedural codes. The Company believes that upon the issuance of the reimbursement levels for cryosurgery of the prostate, it may realize additional revenues from cryosurgical operations subsequent to July 1, 1999. There can be no assurance that such revenues will be realized. An increase in revenues will be, to a large extent, dependent upon the levels of reimbursement established by HCFA for cryosurgery of the prostate, as these levels will influence both patients and physicians in regard to their choice of cryosurgery as opposed to other modalities that may be used to treat prostate cancer. The revenues of the Company have also been negatively impacted by an FDA advisory that all companies involved in thermal ablation can no longer advertise or promote uterine cryosurgical applications, specifically endometrial ablation.

Gross profit for all products for the thirteen and twenty-six week periods ended June 27, 1999 totaled $206,291 and $296,977, respectively, or 46% and 35% of revenues respectively, compared to gross profits of $383,731 and $590,778, respectively, or 53% and 47% of revenues, respectively for the comparable periods of the prior year. Gross profit as a percent of revenues dereased compared to the prior year periods due to changes in the mix of product sales.

Research and development expenses for the thirteen and twenty-six week periods ended June 27, 1999 totaled $67,282 and $123,451, respectively, compared to $123,088 and $526,124, respectively, for the comparable periods of the prior year, representing a decrease of 45% and 77%, respectively, from the respective prior year periods. Research and development expenses decreased due to a reduction in personnel and a decrease in raw material inventory used in R&D projects.

Sales and marketing expenses for the thirteen and twenty-six week periods ended June 27, 1999 totaled $77,543 and $145,459, respectively, compared to $151,000 and $281,827, respectively, for the comparable periods of the prior year, representing a decrease of 49% and 48%, respectively, from the prior year periods. Sales and marketing expenses decreased over the comparable periods of the previous year due to reduced commissions, reduced number of personnel, and a reduction in travel and related expenses.

General and administrative expenses for the thirteen and twenty-six week periods ended June 27, 1999 totaled $139,425 and $411,169, respectively, and $249,860 and $581,870, respectively, for the comparable periods of the prior year, representing a decrease of 44% and 29%, respectively, from the prior year periods. General and administrative expenses decreased due to general cut backs in discretionary expenses, reduction in legal fees expensed, and a reduction in the amount of leased space.

Operating expenses for the thirteen and twenty-six week periods ended June 27, 1999 totaled $284,250 and $680,079, respectively, and $523,948 and $1,389,851, respectively, for the comparable periods of the prior year, representing a decrease of 46% and 51%, respectively, from the prior year periods. The Company sustained net losses of $84,536 and $397,355 for the thirteen and twenty-six week period ended June 27, 1999, respectively, compared to net losses of $146,129 and $812,415, respectively, for the comparable periods of the prior year. The Company is continuing to make reductions in all discretionary expenses in an attempt to maintain its viability as an operating entity.

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

At June 27, 1999, the Company had cash and cash equivalents totaling $3,275 and working capital of $676,069, as compared to $135,183 and $722,620, respectively, at December 27, 1998. The Company's cash decreased from December 27, 1998 due primarily to the net loss of $397,355 sustained by the Company in the twenty-six period ended June 27, 1999. The Company's working capital position decreased from December 27, 1998 due to the 1999 year to date operating loss net of the infusion of capital from ValorInvest.

Capital expenditures for equipment totaled $0, including $0 in consignment and loaner CMS AccuProbe(R) Systems, in the twenty-six week period ended June 27, 1999, compared to $214,107 and $164,101 respectively, in the comparable period of the prior year. The Company does not expect to spend more than $200,000 in total for equipment in the year ending December 26, 1999.

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

                          CRYOMEDICAL SCIENCES, INC.
                          PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

In February, 1999, Alan A. Rich, formally Vice President of Sales and Marketing for the Company, filed a suit against the Company in the Superior Court of the Commonwealth of Massachusetts, Middlesex County, for breach of contract, breach of the covenant of good faith and fair dealing, promissory estoppel and violation of the Maryland Wage Payment and Collection Law based upon the allegation that the Company constructively discharged the plaintiff from his employment with the Company. The complaint seeks appropriate damages. The suit has been removed to the Federal District Court. Although the Company believes it has meritorious defenses to such allegations, no prediction concerning the ultimate outcome or amount of damages, if any, can be made at this time. On July 12, 1999, the complaint was amended to include two additional causes of action, one relating to a breach of Rich's stock option agreement and another relating to a failure to issue a COBRA notice. The complaint seeks appropriate damages and statutory penalties, respectively, on these causes of action. The Company believes there is not merit to the first claim and that it has meritorious defenses to the second claim.

In June, 1997, Concept Group, Inc. ("Concept") filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. The Company successfully transferred venue to the United States District for the District of Maryland, Southern Division. The suit involves the manufacture of cryosurgical probes allegedly developed by Concept, which are used in certain surgical procedures. Concept alleges that tin December 1992 the parities entered into a confidentiality agreement regarding certain proprietary and technical information relating to the cryoprobe and in January, 1994 a Development and Manufacturing Agreement ("Development Agreement") in which Concept was to perform vacuum brazing on the cryoprobe according to a detailed set of design specifications. After a dispute arose regarding defects in the vacuum brazing process performed by Concept, the parties executed release in August 1996 which discharged both parties from all business obligation to each other. Concept alleges that the Company violated the terms of the confidentially agreement and the Development Agreement by subsequently applying for and receiving a United States patent on the cryoprobe. Concept contends it has a proprietary interest in the design of the cryoprobe. Further, Concept alleges that the Company fraudulently induced it into signing the release in order to secure the patent. Concept is demanding $1,500,000 plus costs and interest it claims it expended manufacturing the cryoprobes.

On July 12, 1999 the Company entered into a Settlement Agreement with Concept, pursuant to which the Company agreed to (a) issue to Concept and its attorney an aggregate of 400,000 shares of its common stock, (the "Initial Shares"), (b) if the aggregate average cash value (as defined in the Settlement Agreement) of the Initial Shares is less than $550,000 one year from the execution of the Settlement Agreement, issue such additional shares of Common Stock (up to a maximum of 600,000 shares) ("Contingent Shares") such that the total shares issued (Initial Shares plus Contingent Shares) shall be worth not less than $550,000, and (c) grant to Concept a world-wide, non-transferable, royalty-free license to make, have made, sell, use, import, manufacture, produce and/or market cryogenic surgical instruments based upon the techniques and specifications as described and detailed in U.S. Patent Number 5,573,532.

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


                                                Cryomedical Sciences, Inc.
                                                --------------------------
                                                       (Registrant)





Date:  August 10, 1999                        /s/Richard J. Reinhart, Ph.D.
                                              -----------------------------
                                                Richard J. Reinhart, Ph.D
                                          President and Chief Executive Officer
                                            (Principal Executive Officer and
                                              Principal Financial Officer)