Form 10QSB
period 1999-09-26
CRYOMEDICAL SCIENCES INC
filed 1999-11-12
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20459

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended September 26,1999  Commission file number 0-18170
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

33,854,302 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of November 10, 1999.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 26, 1999

                                      INDEX

Part I.         Financial Information                                                                  Page No.
                                                                                                       --------
                     Item 1.  Financial Statements

                                 Consolidated Balance Sheets at September 26,
                                 1999 (unaudited) and December 27, 1998                                   3

                                 Consolidated Statements of Operations for the
                                 thirteen and thirty nine weeks ended September
                                 26, 1999 and September 27, 1998 (unaudited)                              4

                                 Consolidated Statements of Cash Flows for the
                                 thirty nine weeks ended September 26, 1999 and
                                 September 27, 1998 (unaudited)                                           5

                                 Notes to Consolidated Financial Statements                              6-7

                     Item 2.     Management's Discussion and Analysis or Plan of
                                 Operation                                                               8-10

Part II.        Other Information

                     Item 1.     Legal Proceedings                                                        11
                     Item 2.     Changes in Securities and use of Proceeds                                11
                     Item 6.     Exhibits and Reports on Form 8-K                                         11


Signatures                                                                                                12

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 26,        December 27,
                                                                               1999                 1998
                                                                           -------------        ------------
                                                                            (unaudited)
ASSETS

Current assets
     Cash and cash equivalents                                             $      5,972         $    135,183
     Receivables, net allowance for doubtful accounts                           376,935              486,773
             of $48,120 and $677,634
     Inventories                                                              1,211,795            1,225,982
     Prepaid expenses and other current assets                                  132,480               80,510
                                                                           ------------         ------------

            Total current assets                                              1,727,182            1,928,448

Fixed assets, net accumulated depreciation and amortization                     556,869              780,307
            of $2,529,657 and $2,334,375
Intangible assets                                                               377,111                    -
Other assets                                                                     18,727               18,727
                                                                           ------------         ------------

            Total assets                                                   $  2,679,889         $  2,727,482
                                                                           ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                      $    666,930         $    593,021
     Accrued expenses                                                           363,037              367,104
     Short-term credit facility                                                 120,000              120,000
     Unearned revenues                                                           30,713               60,839
     Warranty reserves                                                                -               11,400
     Extended warranties - current portion                                        9,949               16,179
     Capital leases - current portion                                            37,285               37,285
                                                                           ------------         ------------

            Total current liabilities                                         1,227,914            1,205,828
                                                                           ------------         ------------

     Extended warranties, net of current portion                                  6,634               14,096
     Capital leases, net of current portion                                      20,422               50,035
     Deferred rent                                                               12,947               25,884
                                                                           ------------         ------------

            Total liabilities                                                 1,267,917            1,295,843
                                                                           ------------         ------------

Stockholders' equity
     Preferred stock, $.001 par value per share,
      9,378,800 authorized; 384 and 128 shares issued, respectively                   -                    -
     Common stock, par value $.001 per share,
      50,000,000 shares authorized; 33,854,302 and 33,454,302
       issued and outstanding, respectively                                      33,854               33,454
     Additional paid-in capital                                              31,313,343           30,751,263
     Accumulated deficit                                                    (29,935,225)         (29,353,078)
                                                                           ------------         ------------

            Total stockholders' equity                                        1,411,972            1,431,639
                                                                           ------------         ------------

            Total liabilities and stockholders' equity                     $  2,679,889         $  2,727,482
                                                                           ============         ============



                 See notes to consolidated financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Thirteen weeks ended                      Thirty-nine weeks ended
                                                September 26,       September 27,         September 26,       September 27,
                                                ---------------------------------         ---------------------------------

                                                    1999                 1998                 1999                 1998
                                                ------------         ------------         ------------         ------------
                                                           (unaudited)                                (unaudited)
Revenues                                        $    377,236         $    697,454         $  1,218,360         $  1,956,813

Cost of sales                                        261,966              354,467              806,113            1,023,048
                                                ------------         ------------         ------------         ------------

Gross profit                                         115,270              342,987              412,247              933,765

Expenses
    Research and development                          59,061               74,640              182,512              600,794
    Sales and marketing                               58,950              101,058              204,409              382,885
    General and administrative                       173,764              261,234              584,933              843,104
                                                ------------         ------------         ------------         ------------

Total expenses                                       291,775              436,932              971,854            1,826,783
                                                ------------         ------------         ------------         ------------

Operating loss                                      (176,505)             (93,945)            (559,607)            (893,018)
Interest income, net of interest expense              (8,287)              (5,111)             (22,540)             (18,453)
                                                ------------         ------------         ------------         ------------

Net loss                                        $   (184,792)        $    (99,056)        $   (582,147)        $   (911,471)
                                                ============         ============         ============         ============

Net loss per common share                       $      (0.01)        $       0.00         $      (0.02)        $      (0.03)
                                                ============         ============         ============         ============

Weighted average number
 of common shares outstanding                     33,806,476           33,454,302           33,572,550           33,454,302
                                                ============         ============         ============         ============


                 See notes to consolidated financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Thirty-nine weeks ended
                                                                                  September 26,     September 27,
                                                                                  -------------     -------------
                                                                                     1999              1998
                                                                                   ---------         ---------
                                                                                           (unaudited)
Cash flows from operating activities:
     Net loss                                                                      $(582,147)        $(911,471)

Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                208,890           263,612
         Amortization                                                                  5,587
         Provision for bad debt                                                       79,028            87,828
         Write off of accounts receivable                                           (692,240)                -
         Sale of rental equipment                                                     14,548                 -
         Gain on disposal of fixed assets                                                  -            (2,951)
         Amortization of unearned compensation                                             -            39,525
         Changes in operating assets and liabilities:
            Decrease in receivables                                                  723,050           187,339
            Decrease in inventories                                                   14,187           447,843
            Increase in prepaid and other current assets                             (51,970)           (6,191)
            Increase in intangible assets                                           (382,698)                -
            Increase in other assets                                                       -                 0
            Decrease in accounts payable                                              73,909            58,638
            Decrease in accrued expenses                                              (4,067)          (32,402)
            Decrease in unearned revenue                                             (30,126)          (58,590)
            Decrease in warranty reserves                                            (11,400)          (42,606)
            Decrease in extended warranties                                          (13,692)          (61,875)
            Decrease in capital leases                                               (29,613)          (25,348)
            Decrease in deferred rent                                                (12,937)           (4,679)
                                                                                   ---------         ---------

Net cash used in operating activities                                               (691,691)          (61,328)
                                                                                   ---------         ---------

Cash flows from investing activities:
     Proceeds from disposal of fixed assets                                                -            46,636
     Purchase of equipment                                                                 -          (214,107)
                                                                                   ---------         ---------

Net cash used in investing activities                                                      -          (167,471)
                                                                                   ---------         ---------

Cash flows from financing activities:
     Issuance of Preferred Stock                                                     400,000                 -
     Line of Credit                                                                        -           120,000
     Issuance of Common Stock                                                        162,480                 -
                                                                                   ---------         ---------

Net cash provided by financing activities                                            562,480           120,000
                                                                                   ---------         ---------

Net decrease in cash and cash equivalents                                           (129,211)         (108,799)

Cash and cash equivalents at beginning of period                                     135,183           124,000
                                                                                   ---------         ---------

Cash and cash equivalents at end of period                                         $   5,972         $  15,201
                                                                                   =========         =========


Supplemental Cash Flow Information:
            Cash paid for interest                                                 $  25,028         $  20,954
                                                                                   =========         =========


                 See notes to consolidated financial statements

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     GENERAL

       Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of products for use in the field of low-temperature medicine.

       The Consolidated Balance Sheet as of September 26, 1999, the Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 26, 1999 and September 27, 1998, and the Consolidated Statements of Cash Flows for the thirteen and thirty-nine week periods ended September 26, 1999 and September 27, 1998, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 26, 1999, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

       The results of operations for the thirteen and thirty-nine week periods ended September 26, 1999 are not necessarily indicative of the operating results anticipated for the full year.

B.     NET LOSS PER SHARE

       Net loss per share is based on the weighted average number of common shares outstanding during the thirteen and thirty-nine week periods ended September 26, 1999 and September 27, 1998. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

C.     INVENTORIES

       Inventories consist of the following: September 26, 1999   December 27, 1998
                                             ------------------   -----------------
       Raw materials and purchased parts          $  673,663          $  702,758
       Work in process                               141,679             111,140
       Finished goods                                396,453             412,084
                                                  ----------          ----------
                                                   1,211,795           1,225,982

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

The Company is presently in the process of seeking funds for its wholly owned subsidiary BioLife Solutions, Inc. ("BioLife") for the purpose of commercializing its Hypothermosol(R) series of preservation solutions. There can be no assurance that such funding will be obtained.

RESULTS OF OPERATIONS

Revenues for the thirteen and thirty-nine week periods ended September 26, 1999 totaled $377,236 and $1,218,360, respectively, compared to $697,454 and $1,956,813, respectively, for the comparable periods of the prior year, representing decreases of 46% and 38%, respectively. The decreases in revenues reflects a decline in the number of CMS AccuProbe(R) Systems and accessories sold.

Gross profit for all products for the thirteen and thirty nine-week periods ended September 26, 1999 totaled $115,270 and $412,247, respectively, or 31% and 34% of revenues, respectively, compared to gross profits of $342,987 and $933,765, respectively or 49% and 48% of revenues, respectively, for the comparable periods of the prior year. Gross profit as a percent of revenues decreased compared to the prior year periods due to changes in the mix of product sales.

Research and development expenses for the thirteen and thirty-nine week periods ended September 26, 1999 totaled $59,061 and $182,512, respectively, compared to $74,640 and $600,794, respectively, for the comparable periods of the prior year, representing a decrease of 21% and 70%, respectively, from the respective prior year periods. Research and development expenses decreased due to a reduction in personnel and a decrease in raw material inventory used in R&D projects.

Sales and marketing expenses for the thirteen and thirty-nine week periods ended September 26, 1999 totaled $58,950 and $204,409, respectively, compared to $101,058 and $382,885, respectively, for the comparable periods of the prior year, representing a decrease of 42% and 47%, respectively, from the prior year periods. Sales and marketing expenses decreased over the comparable period of the previous year due to reduced commissions, reduced number of personnel and a reduction in travel and related expenses.

General and administrative expenses for the thirteen and thirty-nine week periods ended September 26, 1999 totaled $173,764 and $584,933, respectively, and $ 261,234 and $834,104, respectively, for the comparable periods of the prior year, representing a decrease of 33% and

31%, respectively, from the prior year periods. General and administrative expenses decreased due to general cut backs in discretionary expenses, and a reduction in the amount of leased space.

Operating expenses for the thirteen and thirty-nine week periods ended September 26, 1999 totaled $291,775 and $971,854, respectively, and $436,932 and
$1,826,783, respectively, for the comparable years of the prior year, representing a decrease of 33% and 47%, respectively, from the prior year periods. The Company sustained net losses of $184,792 and $582,147 for the thirteen and thirty-nine week periods ended September 26, 1999, respectively, compared to net losses of $99,056 and $911,471, respectively, for the comparable periods of the prior year. The Company is continuing to make reductions in all discretionary expenses in an attempt to maintain its viability as an operating entity.

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

At September 26, 1999, the Company had cash and cash equivalents totaling $5,972 and working capital of $499,268, as compared to $135,183 and $722,620, respectively, at December 27, 1998. The Company's cash and working capital positions decreased from December 27, 1998 due primarily to the net loss of $582,147 sustained by the Company in the thirty-nine week period ended September 26, 1999 net of the infusion of capital from ValorInvest.

Capital expenditures for equipment totaled $0, including $0 in consignment and loaner CMS AccuProbe(R) Systems, in the thirty-nine week period ended September 26, 1999, compared to $214,107 and $164,101, respectively, in the comparable period of the prior year. The Company does not expect to spend more than $100,000 in total for equipment in the year ending December 26, 1999.

The Company has reduced expenditures in order to ensure its viability in light of its limited cash and cash equivalents on hand. Although the Company believes that it can continue to operate if additional cost cutting steps are implemented, additional financing is needed if the Company wants the opportunity to grow. The Company believes that sales for the remainder of the 1999 fiscal year may be greater than the level experienced in the comparable prior year periods due to the favorable reimbursement environment created by HCFA's new coverage policy for cryosurgery of the prostate. However, the level of increased sales, if any, will depend in part on the Company's ability to finance the development, manufacturing and testing of its products, its sales and marketing efforts, and its education and retraining programs. If funds are raised by issuing equity securities, it may result in substantial dilution to existing stockholders. If capital is raised through a debt financing with financial institutions, the Company would likely become subject to restrictive covenants relating to its operations and finances. The Company currently had no commitments for obtaining any additional funds, and the sale of its products represents its only current source of liquidity. There can be no assurance that a financing will be consummated on reasonable terms or at all.

FORWARD LOOKING INFORMATION

This Report contains certain forward-looking information statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including statements regarding Medicare reimbursement, the Company's liquidity and capital resources, and its ability to continue its operations in the absence of additional financing, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors including, without limitation, future economic, competitive, regulatory and market conditions, future business decisions, the receipt of financing, market acceptance of the Company's products, and those factors discussed in this Report. Words such as "believes," "anticipates," expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

                           CRYOMEDICAL SCIENCES, INC.
                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

           For information concerning Legal proceedings, reference is made to
Part II, item 1, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the Quarter ended June 27, 1999.

Item 2.        Changes in Securities and Use of Proceeds

           On July 12, 1999 the Company entered into a Settlement Agreement with Concept Group, Inc. ("Concept") in connection with a lawsuit filed in June 1997 by Concept against the Company in the United States District Court for the Eastern District of Pennsylvania. Pursuant to the Settlement Agreement, in addition to granting to Concept a world-wide, non-transferable, royalty-free license to make, have made, sell, use, import, manufacture, produce and /or market cryogenic surgical instruments based upon the techniques and specifications as described and detailed in U.S. Patent Number 5,573,532, the Company (a) issued to Concept and its attorney an aggregate of 400,000 shares of Company's common stock (the "Initial Shares'), and (b) if the aggregate average cash value (as defined in the Settlement Agreement) of the Initial Shares is less than $550,000 one year from the execution of the Settlement Agreement, agreed to issue such additional shares of Common Stock (up to a maximum of 600,000 shares) ("Contingent Shares") such the total shares issued (Initial Shares plus Contingent Shares) shall be worth not less than $550,000. The issuance of the shares of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 promulgated thereunder.

Item 6.        Exhibits and Reports on Form 8-K

               (a)     Exhibits

               (27)    Financial Data Schedule.

               (b)     Reports on Form 8-K; none

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

                                                      Cryomedical Sciences, Inc.
                                                      --------------------------
                                                              (Registrant)



Date:  November 10, 1999                      /s/Richard J. Reinhart, Ph.D.
                                              ----------------------------------
                                                Richard J. Reinhart, Ph.D.
                                           President and Chief Executive Officer
                                             (Principal Executive Officer and
                                               Principal Financial Officer)