Form 10KSB40
period 1999-12-26
CRYOMEDICAL SCIENCES INC
filed 2000-04-10
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10-KSB

(MARK ONE)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the year ended December 26, 1999

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18170

                                 --------------

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

                                 --------------

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

       Issuer's revenues for the fiscal year ended December 26, 1999 were $1,776,553.

       As of February 29, 2000, the aggregate market value of voting stock held by nonaffiliates of the registrant was $16,927,151.

       As of February 29, 2000, there were 33,854,302 shares of Common Stock (par value $.001 per share) outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

================================================================================

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

       The Company completed initial development of the AccuProbe in 1992 and has marketed this system to hospitals, surgeons and radiologists in the United States and abroad. In addition to the AccuProbe, the Company sells single use probes and other disposables used with the AccuProbe and offers service warranty contracts. Although the Cryo-Lite received FDA clearance in July 1997 and the Blizzard received FDA clearance in February 1998, no Blizzard or Cryo-Lite devices have been shipped for commercial sale. Sales and other revenues totaled $1,776,553 and $2,369,748 for the twelve-month period ended December 26, 1999 and the twelve-month period ended December 27, 1998, respectively.

       The Company is also attempting to develop and commercialize a series of hypothermic preservative solutions (the "Solutions"). Some of these Solutions are designed to maintain the fluid and chemical balances of human organs while body temperature is significantly lowered. Other Solutions have been developed that may be utilized in preserving certain cells and tissues utilized by scientists in research labs and academic institutions. All of these Solutions continue to be tested in laboratory settings. Commercialization of certain Solutions is presently being pursued for those markets not subject to FDA regulations through the Company's wholly-owned subsidiary, BioLife Solutions, Inc. ("BioLife"), formed in 1998. At present, development of the Solutions for human organ transplantation is in the laboratory and preclinical stage. The Company is seeking funds from various government and non-government granting agencies as well as third party investors to continue the development of the Solutions.

       The total research and development expenses of the Company for the twelve-month period ended December 26, 1999 were $687,450. For the twelve-month period ending December 27, 1998 total research and development expenses were $674,160.

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

       The backlog of orders at December 26, 1999 totaled $24,860, as compared to $14,560 at December 27, 1998. The Company expects all of December 26, 1999 back orders to generate revenues in the fiscal year ending December 2000.

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

       THE SOLUTIONS

       The Solutions are complex synthetic, aqueous solutions containing, in part, minerals and other elements found in human blood which are necessary to maintain fluids and chemical balances throughout the body at near freezing temperatures. The use of the fluid is limited to low temperature applications because the Solutions do not carry sufficient oxygen to maintain organ integrity at warm temperatures. At lower temperatures, scientists have determined that human organs require less oxygen primarily because of the resulting reduced metabolism. The products which may result from the development of the Solutions include, but are not limited to media for preservation of organs used in human transplantation procedures, cardioplegia (stopping of the heart) applications, and media utilized in cell and tissue culture preservation. Additional applications may include cryogenic preservation (-196 degrees Celsius) of certain tissues and organs.

FUTURE PRODUCT DEVELOPMENT

       The Company's primary focus has been on the development and marketing of its cryosurgical instrumentation. The Company intends to continue development of its cryosurgical instrumentation as well as the Solutions.

       The Company contemplates that a variety of applications of hypothermic preservative solutions, or other products for use in hypothermic or cryogenic medical procedures, could ultimately be developed from the Solutions. The Company expects that any significant funding activities with respect to the Solutions would entail the sale of equity securities in BioLife, which there can be no assurance of achieving.

RESEARCH PROJECT AGREEMENTS

       In January 1997, the Company entered into a Research Project Agreement with Dr. Robert van Buskirk of SUNY, pursuant to which Dr. van Buskirk conducted research at SUNY's Center for Cryobiological Research in Binghamton, New York, with respect to the Solutions. In January 1998 the Agreement with Dr. Robert van Buskirk was extended through September 1, 1999.

       In March 1999, BioLife signed an Incubator Licensing Agreement with SUNY whereby BioLife will conduct research and development in the field of cryogenic science and in particular solution technology. The Company will pay the University $1,005 per month during the five year term of the License and all inventions conceived as a result of these research and development efforts will belong to BioLife.

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

       Sales of the AccuProbe are increasingly affected by the level of reimbursement by public and private insurers in connection with procedures in which the AccuProbe is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by some potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe system. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe for urological cryosurgery. Medicare's Health Care Financing Administration ("HCFA") put into effect its technology advisory committee's recommendation that a national non-coverage policy be adopted in regard to cryoablation of the prostate. However, in February 1999 HCFA announced that it was going to provide coverage for cryosurgery of the prostate for localized prostate cancer effective July 1999. Reimbursement codes and guidelines for cryosurgery of the prostate have subsequently been issued by HCFA, however, the reimbursement levels for the procedure have been left up to the individual regional agencies. At his time HCFA has not established a national reimbursement level for the procedures associated with cryosurgery of the prostate.

       The uncertainty and added efforts required for the Company's customers or potential customers to secure payment has constrained sales and utilization of AccuProbe systems and may continue to do so until the completion of formal national reimbursement levels are established by HCFA. There can be no assurance as to when such national reimbursement levels will be established or, when established, that reimbursement will be sufficient to encourage use of the AccuProbe System by hospitals and physicians.

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

       Although the Company generally uses standard parts and components for its products, certain components, such as liquid nitrogen dewars and probe tips, are currently available only from a limited number of sources. The Company does not have long-term agreements with all of these suppliers. To date, the Company has been able to obtain adequate supplies of such components in a timely manner from its existing sources. Although the Company believes it could develop alternative sources of supply for most of these components within a reasonable period of time, the inability to develop alternative sources, or a reduction or interruption in supply or a significant increase in the price of materials, parts or components, could materially and adversely affect the Company's results of operations. The Company also maintains an inventory of finished goods consisting primarily of single-use probes and other accessory products in anticipation of future orders. The Company believes it has sufficient capital to manufacture and market future AccuProbe products in the quantities anticipated over the next year. However, it is possible that additional capital may be necessary to effectively carry out these objectives in the future, and there is no assurance that such additional capital can be raised on favorable terms or at all. To the extent that other parties are manufacturing parts or subassemblies for the Company, the Company has less control over the quality of products and timeliness of delivery than if manufactured by the Company.

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

       In November 1999 the Company was inspected by FDA in regard to compliance with Good Manufacturing Practices and other regulations relevant to the manufacturing of medical devices. The Company was cited for six instances of irregularities, all of which were subsequently corrected. Included in these irregularities the FDA requested that the Company file a Medical Device Report
(MDR) in regard to an incident that occurred in February 1998 in which a hospital alleged that a patient my have been burned by a product of the Company called a Urethrael Warmer. Although the Company did not feel that the submission of such a report was warranted based upon the facts associated with the incident, it did file an MDR as requested by the FDA. Also included in the list of irregularities was an instance of the Company changing wires from an 18 gauge wire to a 14 gauge wire in the Company's Accuprobe 530 series that was considered by the FDA to fall within the definition of a product recall. Although all of the wires had been changed in the field and no instruments had to be returned, the Company provided the FDA with all relevant information regarding this change in wiring. Upon receiving this information the Company received notification from the FDA that the recall file had been closed in regard to this incident.

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

       With respect to the Company's cryosurgical instrumentation, the Company faces competition from other firms engaged in the business of developing or marketing cryosurgical devices as well as other firms engaged in developing or marketing medical devices that destroy diseased tissues by means other than freezing. The Company is aware that cryogenic devices used to freeze tissue have been available for at least 20 years, although with limited market acceptance. Engaged in the business of developing, manufacturing and marketing of instruments used to freeze tissue are Endocare, Inc. and Frigitronics Incorporated, American companies; a German company, Erbe Incorporated; a Israeli company, Galile; and Candela Laser Corporation, an American company which distributes products manufactured by Spembly, an English company. The Company's cryosurgical instrumentation also competes with other companies that employ techniques for destroying diseased tissue by, but not limited to, radiofrequency and thermal (hot) devices.

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

EMPLOYEES

       The Company's business is highly dependent upon its ability to attract and retain qualified scientific, technical and management personnel. The Company had 13 full-time employees at December 26, 1999. The Company is not a party to any collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY

       The Company's administrative, manufacturing and research and development facilities consisted of approximately 21,000 square feet located in Rockville, Maryland. In February 1999 the Company reduced its facilities space to approximately 10,000 square feet. The Company rents these facilities under a five-year lease that commenced in May 1995. Rental expense for facilities for the 12-month period ended December 26, 1999 totaled $160,516. At December 26, 1999, the monthly rental was $12,071 net of subleases for space previously occupied by the Company.

       The Company is presently in the process of moving its corporate headquarters to New Jersey. Development work on cryosurgical instrumentation will relocate to the State University of New York in Binghamton under an incubator agreement presently being negotiated. It is anticipated that the future manufacturing of the company's products will be done on a contract basis with third parties. Such contracts are presently being negotiated.

ITEM 3.  LEGAL PROCEEDINGS

       In February, 1999, Alan A. Rich, formerly Vice President of Sales and Marketing for the Company, filed a suit against the Company in the Superior Court of the Commonwealth of Massachusetts, Middlesex County, for breach of contract, breach of the covenant of good faith and fair dealing, promissory estoppel and violation of the Maryland Wage Payment and Collection Law based upon the allegation that the Company constructively discharged the plaintiff from his employment with the Company. The complaint seeks appropriate damages. The suit has been removed to the Federal District Court. Although the Company believes it has meritorious defenses, no prediction concerning the ultimate outcome or amount of damages, if any, can be made at this time. On July 12, 1999, the complaint was amended to include two additional causes of action, one relating to a breach of Rich's stock option agreement and another relating to a failure to issue a COBRA notice. The complaint seeks appropriate damages and statutory penalties, respectively, on these causes of action. The Company believes there is no merit to the first claim and that it has meritorious defenses to the second claim.

       In March, 1999, Endocare Inc. filed a suit against the Company, Dr. Richard J. Reinhart, the Company's President and Chief Executive Officer, and Dr. John G. Baust, the Company's Senior Vice President of Research and Development, in the Superior Court of California, County of Orange (Case No. 806794), for libel, slander, trade libel, false advertising, and unfair business practices based upon the alleged dissemination of information in press releases, and otherwise, to the effect that Endocare's cryosurgical devices are unsafe and have a history of putting patients, upon which the devices were used, in danger. The Company has confirmed to Endocare that the device in question was not an Endocare device, and the suit has been dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

       The Common Stock, par value $.001 per share, of the Company ("Common Stock") is traded on the OTC Bulletin Board. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated.

                                                                 Price Range
                                                                 -----------
                                                         High                   Low
                                                         ----                   ---
            Quarter Ended:
            --------------
                  March 28, 1999                        1.0312                  .0625
                  June 27, 1999                          .7031                  .2500
                  September 26, 1999                     .4844                  .2500
                  December 26, 1999                      .5625                  .1406

                  March 29, 1998                         .4062                  .1562
                  June 28, 1998                          .4688                  .1250
                  September 27, 1998                     .3750                  .0938
                  December 27, 1998                      .1562                  .0469

HOLDERS

       As of February 29, 2000, there were more than 1,000 holders of record of the Common Stock.

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

       In March 1998 the Company created a wholly owned subsidiary, BioLife Solutions, Inc for the purposes of commercializing the company's preservative Solutions. The company is presently seeking funding for this subsidiary and although it has contacted a number of parties who have expressed an interest in potentially providing such funding, there can be no assurance that such funding will be obtained.

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

RESULTS OF OPERATIONS

       Through June 1999 the Company continued to have its revenues negatively influenced by the lack of reimbursement by HCFA in regard to cryoablation of the prostate. Effective July 1, 1999 HCFA formally authorized reimbursement and published national guidelines regarding reimbursement for cryoablation of the prostate. Although HCFA established reimbursement for cryoablation of the prostate, the approximate three-year hiatus in non-reimbursement left many hospitals and physicians unprepared to resume the procedure. In a large part this unpreparedness was due to a lack of personnel available or trained to operate the Accuprobe system and physicians who had not performed the procedure in several years. Therefore, although formal reimbursement had been established there was, and continues to be, a very slow start up in reestablishing cryosurgical programs. This situation was compounded by the fact that the Company did not have the financial resources to assist in the reestablishment of the many cryosurgical programs it had originally started many years ago.

       The revenues of the Company were also negatively impacted in 1999 by the continuing FDA prohibition on the promotion of cryosurgical techniques that may be used in the uterus, specifically endometrial ablation.

       Throughout the past several years the company has made reductions in expenses and personnel in an attempt to maintain its viability as an operating entity.

       Sales and other revenues for the year ended December 26, 1999 and the year ended December 27, 1998 are $1,776,553 and $2,369,748, respectively. The decrease in revenue results from a decline in the number of AccuProbe systems sold and fewer procedures performed using single-use AccuProbe accessories due primarily to the lack of formal Medicare reimbursement for prostate cryosurgery.

       In view of the operating losses suffered by the Company and the level of the Company's liquid resources (see "Liquidity and Capital Resources" below) the Company undertook certain actions in 1999 to reduce expense levels. Such actions included staff reductions, a reduction in the amount of leased office space, reductions in the levels of research grants so outside facilities and reductions in other overhead expenses. The goal of these cost reduction measures was to reduce operating expenses to a level whereby the Company could achieve a positive cash flow from operations.

       Gross profits for the year ended December 26, 1999 and the year ended December 27, 1998 are $812,101 and $1,093,607, respectively. Gross profits as a percentage of revenues in 1999 and 1998 were 46% and 46%, respectively. The company can give no assurance that there will be stabilization in gross profits as a percent of sales during the year ending December 31, 2000.

       Research and development expenses for the year ended December 26, 1999 and fiscal year 1998 were $687,450 and $674,160, respectively. The research and development expenses for 1999 were incurred primarily in the continuing development of the Accuprobe 800 Series, the Blizzard Series, and other non-liquid nitrogen based products.

       Sales and marketing expenses for the year ended December 26, 1999 and fiscal year 1998 were $355,864 and $548,480, respectively. The trend in reducing sales and marketing expenses is primarily due to reduced number of sales and marketing personnel, reduced participation in marketing and trade shows, and general travel expenses.

       General and administrative expenses for year ended December 26, 1999 and fiscal year 1998 were $913,689 and $1,114,490, respectively. This trend in reducing general and administrative expenses is primarily due to staff reductions and reduced professional and consultants fees.

       The Company sustained net losses for the year ended December 26, 1999 and fiscal year 1998 in the amount of $1,175,722 and $1,268,341, respectively. Although the Company continued to decrease its operating costs, the decrease in gross profits, due to significantly lower revenues, has resulted in continued annual net losses.

LIQUIDITY AND CAPITAL RESOURCES

       On October 13, 1998 the Company entered into a Stock Purchase Agreement with ValorInvest, Ltd. ("ValorInvest") a Geneva, Switzerland based corporation, pursuant to which, among other things, ValorInvest (a) purchased from the Company, 128 Series E Units at price of $1,562.50 per Unit (an aggregate of $200,000), and (b) agreed to purchase an additional 256 Series E Units at a price of $1,562.50 per Unit (an aggregate of $400,000), each Unit to consist of one share of Series E Convertible Preferred Stock, convertible into 10,000 shares of Common Stock, and a warrant to purchase 5,000 shares of Common Stock at $.25 per share, the exercise of which is subject to the consummation of a public offering of the Company's securities on certain minimum terms and conditions. ValorInvest completed the purchase of the additional 256 Series E Units in February 1999.

       At December 26, 1999 the Company had cash and cash equivalents totaling $7,952 and working capital of $(33,207). The working capital of the Company was $722,620 at December 27, 1998. The Company's working capital position decreased in the year ended December 26, 1999 as a result of a 12 month net loss of $1,175,722, net of the proceeds of $400,000 obtained from the ValorInvest equity placement.

       Capital expenditures for leasehold improvements, furniture and equipment totaled $0 in the year ended December 26, 1999 compared to $249,619 in fiscal year 1998. The Company has budgeted $250,000 for additional capital expenditures in the year ending December 31, 2000.

       On February 25, 2000, the Company received $500,000 from the sale of promissory notes to two individuals, each note being in the amount of $250,000 and bearing interest at the rate of 10% per annum. The notes are due and payable three years from the date of issuance and, in the event they are outstanding at the time of an equity financing which equals or exceeds $2,500,000 ( $500,000 under certain circumstances), together with accrued and unpaid interest, automatically convert into equity securities of the Company on the same terms and conditions provided for in such equity offering.

       The Company expects to incur expenditures over the next 12 months related to research and development, manufacturing and testing of its products, sales and marketing efforts, and other operating expenses. The Company's management is working under the assumption that fiscal 2000 sales may be less than the level experienced in comparable periods in 1999, and believes that its current cash and working capital position will be sufficient to fund the operations of the Company for 12 months.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CRYOMEDICAL SCIENCES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              Page Number
               --------------------------------------------------------------------------
Independent Auditor's Report                                                       16

Balance Sheet                                                                      17

Consolidated Statements of Operations                                              18

Consolidated Statements of Cash Flows                                              19

Consolidated Statements of Changes in Stockholders' Equity                         20

Notes to Consolidated Financial Statements                                         21 - 34

                          Independent Auditor's Report



To the Board of Directors and Stockholders of CRYOMEDICAL SCIENCES, INC.
Rockville, MD


We have audited the accompanying Consolidated Balance Sheet of Cryomedical Sciences, Inc. and Subsidiary as of December 26, 1999, and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity for the years ended December 26, 1999 and December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Cryomedical Sciences, Inc. and Subsidiary as of December 26, 1999, and the results of their operations and their cash flows for the years ended December 26, 1999 and December 27, 1998, in conformity with generally accepted accounting principles.


ARONSON, FETRIDGE & WEIGLE


Rockville, Maryland
February 23, 2000

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                                   December 26,
                                                                                                      1999
                                                                                                      ----
ASSETS

Current assets
        Cash and cash equivalents                                                          $                     7,952
        Receivables, net allowance for doubtful accounts of $11,927                                            246,436
        Inventories                                                                                            952,298
        Prepaid expenses and other current assets                                                               79,372
                                                                                           ----------------------------

                  Total current assets                                                                       1,286,058

Fixed assets, net accumulated depreciation and amortization of $2,592,074                                      494,452
Intangible assets, net amortization of $12,421                                                                 370,277
Other assets                                                                                                     8,328
                                                                                           ----------------------------

                  Total assets                                                             $                 2,159,115
                                                                                           ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable                                                                   $                   648,578
        Accrued expenses                                                                                       484,473
        Short-term credit facility                                                                             120,000
        Unearned revenues                                                                                       19,608
        Extended warranties - current portion                                                                    9,949
        Long-term debt - current portion                                                                        36,657
                                                                                           ----------------------------

                  Total current liabilities                                                                  1,319,265
                                                                                           ----------------------------

Long term liabilities
        Extended warranties, net of current portion                                                              4,146
        Long-term debt, net of current portion                                                                   9,908
        Deferred rent                                                                                            7,399
                                                                                           ----------------------------

                  Total liabilities                                                                          1,340,718
                                                                                           ----------------------------

Stockholders' equity
        Preferred stock, $.001 par value per share,
        9,378,800 authorized; 384 shares issued and outstanding                                                 -
        Common stock, par value $.001 per share,
        50,000,000 shares authorized; 33,854,302  issued and outstanding                                        33,854
        Additional paid-in capital                                                                          31,313,343
        Accumulated deficit                                                                                (30,528,800)
                                                                                           ----------------------------

                  Total stockholders' equity                                                                   818,397
                                                                                           ----------------------------

                  Total liabilities and stockholders' equity                               $                 2,159,115
                                                                                           ============================



   The accompanying notes are an integral part of these financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Year ended

                                                                       December 26,                        December 27,
                                                               ---------------------------          -----------------------

                                                                            1999                               1998
                                                                            ----                               ----
Revenues
      Product sales                                            $                1,045,869           $            1,461,942
      Services and other                                                          730,684                          907,806
                                                               ---------------------------          -----------------------

Total Revenue                                                                   1,776,553                        2,369,748

Cost of sales
      Product sales                                                               585,047                          821,247
      Services and other                                                          379,405                          454,894
                                                               ---------------------------          -----------------------

Total cost of sales                                                               964,452                        1,276,141

Gross profit                                                                      812,101                        1,093,607

Expenses
      Research and development                                                    687,450                          674,160
      Sales and marketing                                                         355,864                          548,480
      General and administrative                                                  913,689                        1,114,490
                                                               ---------------------------          -----------------------

Total expenses                                                                  1,957,003                        2,337,130
                                                               ---------------------------          -----------------------

Operating loss                                                                 (1,144,902)                      (1,243,523)
Interest income, net of interest expense                                          (30,820)                         (24,818)
                                                               ---------------------------          -----------------------

Net loss                                                       $               (1,175,722)          $           (1,268,341)
                                                               ===========================          =======================


Basic net loss per common share                                $                    (0.03)          $                (0.04)
                                                               ===========================          =======================


Weighted average number
 of common shares outstanding                                                  33,643,891                       33,454,302
                                                               ===========================          =======================



  The accompanying notes are an integral part of these financial statements.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year ended
                                                                            December 26,                    December 27,
                                                                      -------------------------       -------------------------

                                                                                1999                            1998
                                                                                ----                            ----
Cash flows from operating activities:
        Net loss                                                      $             (1,175,722)        $            (1,268,341)

Adjustments to reconcile net loss to net
        cash used in operating activities:
             Depreciation and amortization                                             283,728                         342,288
             Provision for bad debt                                                     84,148                         154,427
             Write-off of accounts receivable                                         (749,855)                        (45,793)
             Sale of rental equipment                                                   14,548                          54,000
             Loss on disposal of fixed assets, net                                     -                                22,394
             Changes in operating assets and liabilities:
                  Decrease in receivables                                              906,044                         394,501
                  Decrease in inventories                                              273,684                         428,124
                  Decrease in prepaid and other current assets                           1,138                          17,520
                  Decrease in other assets                                              10,399                         -
                  Increase in accounts payable                                          55,557                          59,347
                  Increase (decrease) in accrued expenses                              117,369                         (61,220)
                  Decrease in unearned revenue                                         (41,231)                        (74,423)
                  Decrease in warranty reserves                                        (11,400)                        (39,198)
                  Decrease in extended warranties                                      (16,180)                        (67,062)
                  Decrease in deferred rent                                            (18,485)                         (7,446)
                                                                      -------------------------       -------------------------

Net cash (used in) operating activities                                               (266,258)                        (90,882)
                                                                      -------------------------       -------------------------

Cash flows from investing activities:
        Increase in intangibles                                                       (382,698)                        -
        Proceeds from sale of fixed assets                                             -                                44,926
        Purchase of fixed assets                                                       -                              (249,619)
                                                                      -------------------------       -------------------------

Net cash used in investing activities                                                 (382,698)                       (204,693)
                                                                      -------------------------       -------------------------

Cash flows from financing activities:
        Issuance of preferred stock                                                    400,000                         200,000
        Issuance of common stock                                                       162,480                         -
        Decrease in unearned compensation                                              -                                39,525
        Increase in short-term credit facility                                         -                               120,000
        Proceeds from notes payable                                                    -                                32,407
        Principal payments on capital leases and notes payable                         (40,755)                        (85,174)
                                                                      -------------------------       -------------------------

Net cash provided by financing activities                                              521,725                         306,758
                                                                      -------------------------       -------------------------

Net (decrease) increase in cash and cash equivalents                                  (127,231)                         11,183

Cash and cash equivalents at beginning of period                                       135,183                         124,000
                                                                      -------------------------       -------------------------

Cash and cash equivalents at end of period                            $                  7,952        $                135,183
                                                                      =========================       =========================

Supplemental Cash Flow Information:
                  Cash paid for interest                              $                 33,322        $                 28,278
                                                                      =========================       =========================



   The accompanying notes are an integral part of these financial statements.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                Common stock                     Convertible Preferred Stock
                                                     ------------------------------------     -----------------------------------
                                                           Shares            Amount                 Shares            Amount
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 28, 1997                                 33,454,302     $    33,454                   -              -

Issuance of Series E Convertible Preferred Stock                                                           128         -
Amortization of unearned compensation                          -                   -                    -              -
Net loss                                                       -                   -                    -              -

---------------------------------------------------------------------------------------------------------------------------------

Balance, December 27, 1998                                 33,454,302          33,454                      128         -

Issuance of Series E Convertible Preferred Stock                                                           256         -
Issuance of common stock                                      400,000             400                   -              -
Net loss                                                       -                   -                    -              -

---------------------------------------------------------------------------------------------------------------------------------

Balance December 26, 1999                                  33,854,302     $    33,854                      384         -

=================================================================================================================================

                                                          Additional                                                Total
                                                            paid-in           Accumulated        Unearned       stockholders'
                                                            capital             deficit        Compensation        equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 28, 1997                           $    30,551,263      $  (28,084,737)      $  (39,525)     $  2,460,455

Issuance of Series E Convertible Preferred Stock             200,000           -                   -                200,000
Amortization of unearned compensation                        -                 -                   39,525            39,525
Net loss                                                     -                (1,268,341)          -             (1,268,341)

-----------------------------------------------------------------------------------------------------------------------------

Balance, December 27, 1998                                30,751,263         (29,353,078)          -              1,431,639

Issuance of Series E Convertible Preferred Stock             400,000           -                   -                400,000
Issuance of common stock                                     162,080           -                   -                162,480
Net loss                                                     -                (1,175,722)          -             (1,175,722)

-----------------------------------------------------------------------------------------------------------------------------

Balance December 26, 1999                            $    31,313,343      $  (30,528,800)      $   -           $    818,397

=============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       (A)    Organization and condition of the Company

              The Company was organized November 5, 1987, as a Delaware corporation. On March 5, 1998, BioLife Technologies, Inc. (BioLife) was incorporated under the laws of the State of Delaware and is wholly owned by the Company.

              Cryomedical Sciences, Inc. (the Company) is engaged in the research and development of products for use in the field of hypothermic (low-temperature) medicine by surgeons and radiologists in the United States and abroad. The Company is engaged in the development, manufacturing and marketing of cryosurgical devices used to freeze and destroy diseased tissue through the application of subfreezing temperatures. The first such device was shipped in June 1992. Hypothermic blood substitute solutions, being developed by the Company's subsidiary, may allow heretofore difficult or impossible surgical techniques to be performed and may be useful in increasing the period in which organs may be preserved for transplantation.

              The Company has experienced recurring operating losses and continuing negative cash flows from its business activities. Additionally, past and expected future revenue is based upon cryomedical devices used to freeze and destroy diseased tissue. There can be no assurance that this technology will continue to be attractive to the market or that procedures performed using the technology will be subject to reimbursement by public and private insurers. The Company is currently developing a market for its hypothermic blood substitute solutions and has been awarded grants from two agencies of the United States government. One grant for $113,566 was substantially funded and recognized in 1999; the second grant was funded, in part, through February 23, 2000. The Company anticipates additional grants to be awarded. Except for the proceeds from the sale of its products, the Company has no other major sources of liquidity. On February 10, 1999, an investor purchased 256 units of the Company's Series E Convertible Preferred Stock for an aggregate amount of $400,000. Additionally, Management intends to fund its operations, including future research and development, through the profitable sales of the Company's products and services, and continues to search for additional financing, either in the form of debt or the sale of equity securities.

              Subsequent to December 31, 1999, the Company entered into two Note Purchase Agreements with Subscribers wherein the Company issued to the Subscribers promissory notes aggregating $500,000, bearing interest at 10% per annum, due and payable three years from the date of issuance, February 25, 2000. The promissory notes automatically convert into equity securities of the Company in the event that the Company receives any additional financing equal to or exceeding $2,500,000 ($500,000 under certain circumstances).

              On April 10, 2000, the Company sold the equivalent of 2,000,000 units ("Units"), each Unit consisting of two shares of Common Stock and one warrant to purchase a share of Common Stock at the equivalent of $.25 per share, to an investor at the equivalent of $.51 per Unit, for an aggregate of $1,020,000. In connection with the sale of these Units, outstanding promissory notes, dated February 25, 2000, in the principal amount of $500,000, plus accrued interest theron, automatically were converted into Units on the same terms and conditions as the Units sold to the investor.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (A)    Organization and condition of the Company (continued)

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

       (D)    Basic net loss per share

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

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       (J)    Income taxes

              The Company accounts for income taxes using an asset and liability method which generally requires recognition of deferred tax assets and liabilities for the expected future tax effects of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of differences between tax bases of assets and liabilities, and financial reporting amounts, based upon enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized (Note 5).

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVENTORIES

       Inventories consist of the following at December 26, 1999:

                       Raw materials and purchased parts              $            653,529
                       Work in process                                              22,604
                       Finished goods                                              276,165
                                                                      --------------------

                                                                      $            952,298
                                                                      ====================

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 26, 1999:

                 Leasehold improvements                                   $       201,521
                 Furniture and office equipment                                   766,150
                 Manufacturing and other equipment                              2,118,855
                                                                          ---------------
                                                                                3,086,526
                 Less accumulated  depreciation and amortization               (2,592,074)

                                                                          $       494,452
                                                                          ===============


NOTE 4 - INTANGIBLE ASSETS

         The Company perfected its rights to a patent on a cryoprobe during 1999. Legal and other costs associated with this action were capitalized and are being amortized over the remaining life of the patent of 168 months (Note 11). Intangible assets at December 26, 1999 are as follows:

                 Patents                                                  $       382,698
                 Less:  Amortization                                              (12,421)
                                                                          ---------------

                                                                          $       370,277
                                                                          ===============

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


NOTE 5 - INCOME TAXES

         The Company has not realized any taxable income since its inception and as of December 26, 1999, has net operating loss carryforwards for both federal and state tax purposes and research and development tax credit carryforwards for federal income tax purposes approximately as follows:

                                                   Net                R&D
                    Year of                     Operating             Tax
                  Expiration                     Losses             Credits
                     2003                   $        76,000    $       -
                     2004                           472,000             20,000
                     2005                         1,747,000             42,000
                     2006                         2,523,000             88,000
                     2007                         4,505,000            125,000
                     2008                         5,893,000            150,000
                     2009                         1,431,000            114,000
                     2010                         1,562,000            145,000
                     2011                         5,137,000             33,000
                     2012                         1,570,000               -
                     2013                         1,260,000               -
                     2014                         1,175,000               -
                                            ---------------    ---------------

                           Total            $    27,351,000    $       717,000
                                            ===============    ===============

         At December 26, 1999, the Company has a deferred tax asset related primarily to the net operating loss carryforward and the R&D tax credit carryforward of approximately $11,315,000, against which the Company has provided an allowance for the full amount as management has determined that there is doubt that the deferred tax asset will be realized.

         In the event of a significant change in the ownership of the Company, the utilization of such loss carryforward could be substantially limited.


NOTE 6 - STOCKHOLDERS' EQUITY

         On October 20, 1998, the Company entered into an agreement for the private placement of 384 Series E Units. Each Unit consists of one share of Series E Convertible Preferred Stock (the "Series E Preferred Stock"), convertible into 10,000 shares of Common Stock and a warrant to purchase 5,000 shares of common stock at $.25 per share, pursuant to Regulation S of the Securities Act of 1933, as amended. The net proceeds of the offering is to total $600,000, of which $200,000 was received in 1998 and the remaining $400,000 was received on February 10, 1999 (Note 10).

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         The Company has granted warrants to consultants and others who have provided, or will provide, services to the Company, at an exercise price per share equal to the market price of the common stock on the date of grant. The terms of such warrants have ranged from three to ten years with various vesting arrangements (see Note 8 regarding warrants granted to a director).

         In August 1998, the Company granted warrants to two consultants to the Company to purchase 6,480,000 shares of the Company's common stock at a price of $.25. The fair value of the Company's common stock at the date of the grant was $.1562. The warrants are exercisable immediately after issuance and until the termination date of August 30, 2008.

         In 1999, the Company granted warrants to purchase 1,920,000 shares of the Company's common stock at a price of $.25. The warrants are contingent and are exercisable only upon the grantee providing access to funding through a new common stock offering. No funding was provided and the Company intends to cancel the warrants. The Company also granted additional warrants to purchase 10,000 shares of the Company's common stock at a price of $.40 for prior work performed. The market price of the Company's common stock at the date of the grant was $.40. The warrants are exercisable 2,500 immediately, 5,000 in one year and 2,500 in two years from the date of the grant.

         The following table summarizes warrant activity for the years ended December 26, 1999 and December 27, 1998, with respect to warrants granted.

                                                                 Year Ended                      Year Ended
                                                               December 26, 1999              December 27, 1998
                                                           -------------------------       ------------------------
                                                                          Wgtd. Avg.                     Wgtd. Avg.
                                                                            Exer.                          Exer.
                                                           Shares           Price          Shares          Price
                                                           ------           -----          ------          -----

         Outstanding at beginning of year                  6,785,000    $     .26            367,000  $    3.66
         Granted                                           1,930,000          .25          6,480,000        .25
         Exercised                                           -                 -               -             -
         Expired and Extended                                -                 -              90,000       6.19
         Terminated                                          -                 -             152,000       5.66
         Outstanding at end of year                        8,715,000          .26          6,785,000        .26
         Warrants exercisable at year end                  6,787,500          .26          6,722,900        .26

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         Stock Compensation Plans

         The Company's 1988 Stock Option Plan was approved and adopted by the Board of Directors in July 1988 and had a term of ten years. The plan expired in 1998. The options are exercisable for up to ten years from the grant date.

         During 1998, the Board of Directors adopted the 1998 Stock Option Plan, and obtained approval of the shareholders at a special meeting held on December 16, 1998. Under the 1998 Stock Option Plan, an aggregate of 20,000,000 shares of common stock are reserved for issuance upon the exercise of options granted under the plan. The purchase price of the common stock underlying each option may not be less than the fair market value at the date the option is granted (110% of fair market value for optionees that own more than 10% of the voting power of the Company). The options are exercisable for up to ten years from the grant date. The plan expires August 30, 2008. The stock option agreements are issued with immediate vesting or vesting provisions.

         The following table provides information pertaining to stock options under both plans:

                                                                        Year Ended                 Year Ended
                                                                     December 26, 1999          December 27, 1998
                                                                 ------------------------   -------------------------
                                                                               Wgtd. Avg.                  Wgtd. Avg.
                                                                                  Exer.                       Exer.
                                                                   Shares         Price        Shares         Price
                                                                 ----------    ----------    ----------    ----------
                  Outstanding at beginning of year               13,074,600  $     .45        1,843,600   $   2.12
                  Granted                                           200,000        .25       11,525,000        .25
                  Exercised                                         -             -             -             -
                  Terminated                                       (330,400)      1.70         (294,000)      3.00
                  Outstanding at end of year                     12,944,200        .39       13,074,600        .45
                  Stock options exercisable at year end          12,084,200        .35       11,655,225        .40

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         The following table summarizes information about stock options outstanding at December 26, 1999:

          Range of                         Number                  Weighted Average
          Exercise                       Outstanding                   Remaining                Weighted Average
           Prices                   at December 26, 1999           Contractual Life              Exercise Price
-----------------------             --------------------          ------------------            ---------------
      $    .25                            11,560,000                         8.0                   $      .25
           .26 -3.00                       1,380,500                         6.4                         1.71
         3.01 -6.00                              700                         6.0                         3.38
         6.01 -9.25                            3,000                         4.0                         7.38
                                        ------------                         ---                        -----
                                          12,944,200                         7.84                         .39
                                        ============                         ====                       =====

                Number Exercisable at             Weighted Average
                  December 26, 1999                Exercise Price
                ---------------------             ----------------
                    12,084,200                              .35

         The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee stock option and purchase plans. The compensation costs charged against income under the Company's plans for the year ended December 26, 1999 and the year ended December 27, 1998 were insignificant. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net loss and loss per share for the year ended December 26, 1999 and the year ended December 27, 1998 would have been the pro forma amounts indicated below:

                                                                   1999             1998
                                                             ---------------  ----------------
                 Net loss to common shareholders
                    As reported                              $    (1,175,722) $    (1,268,341)
                    Pro forma                                     (1,194,178)      (2,704,067)

                 Net loss per basic common share
                    As reported                                       (.03)            (.04)
                    Pro forma                                         (.03)            (.08)

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         Stockholder Rights Plan - On August 21, 1995, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock for stockholders of record on September 11, 1995. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series B Junior Preferred Stock, par value $.001 per share (the "Preferred Shares"), of the Company at a price of $10 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will be exercisable (i) 10 days following a public announcement that a person or group acquires beneficial ownership of 20% or more of the outstanding Common Stock of the Company (an "Acquiring Person"), or (ii) 10 business days (or later as determined by the Board of Directors) following the commencement of, or an announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of the outstanding Common Stock of the Company (the earlier of such dates being called the "Distribution Date"). Until a Right is exercised, the holder thereof will have no rights as a stockholder of the Company. Until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the Common Stock.

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

         At a special meeting of the stockholder on December 16, 1998, approval was given to amend the Company's charter to reduce the number of authorized shares of common stock of the Company from 50 million shares to 25 million shares; reduce the number of authorized shares of preferred stock of the Company, par value $.001 per share, from 9,378,800 shares to 1 million shares; and authorized the Board of Directors to effect, at its option, a reverse stock split of the Company's common stock of anywhere from one-for-five to one-for-sixteen. The Company has not acted to amend its charter for the reductions in the common and preferred stock as of February 23, 2000, and the Board of Directors has taken no action to effect a reverse split as approved by the stockholders.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         As of December 26, 1999, the Company does not have sufficient authorized but unissued common stock to fulfill the requirements for issuance of common stock under all of its outstanding options, warrants and conversion provisions. The Company expects that after the Board of Directors selects and effects the reverse stock split authorized that the Company will have sufficient authorized and unissued shares to reserve for issuance under its outstanding option, warrant and conversion obligations on a post reverse split basis.


NOTE 7 - EMPLOYEE BENEFIT PLAN

         The Company established a 401(k) savings plan effective July 1,1992 covering all eligible employees. The plan was terminated June 30, 1998.


NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company incurred $49,985 and $58,793 in legal fees during the years ended December 26, 1999 and December 27, 1998, respectively, to a law firm in which a director and stockholder of the Company is a partner.

         The Company incurred $34,750 of human resources consulting fees during fiscal year 1999 for services provided by the wife of an officer, director, and shareholder of the Company.

         In August 1998, the Company granted warrants to entities in which a director and stockholder of the Company owned an interest. The warrants allow for the purchase of 6,480,000 shares of the Company's common stock at a price of $.25. The fair value of the Company's common stock at the date of the grant was $.1562. The warrants vest immediately and lapse after 10 years.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


NOTE 9 - LEASES

         The Company rents office, lab and manufacturing space as lessee under a five year operating lease that commenced May 1, 1995. Effective August 1996, the Company entered into an addendum to the lease whereby the Company released a portion of the space included in the lease which the landlord then relet to another tenant. Under the letter agreement, the Company paid for certain improvements required by the new tenant and is paying the landlord a $1 per square foot differential rent charge over the term of the lease. In March 1997, the Company agreed to release additional space covered by its lease to its landlord who then relet the space to another tenant. The Company has guaranteed the rental payments of the new tenant to the landlord for the remainder of the term of the Company's lease. The Company is obligated for $71,015 in future payments to the landlord.

         Rental expenses for facilities and equipment for the year ended December 26, 1999 and December 27, 1998, totaled $160,516 and $257,349, respectively.

         Effective February 1, 1999, the Company released 7,300 square feet of space back to the Landlord and the Company was released from any obligation to the landlord.


NOTE 10 - LONG-TERM DEBT

         Long-term debt consisted of the following at December 26, 1999:

         (A)    Capital lease obligations

                Two leases for equipment entered into in 1997 require aggregate monthly payments of $2,955. The leased equipment is included in property and equipment at a cost of $91,727 less accumulated amortization of $48,454 at December 26, 1999 and $19,691 at December 27, 1998. A summary of future payments required under the leases and the present value of the lease obligations based upon interest rates ranging from 12 to 25% that are implicit in the leases are as follows:

                     Year                                                               Amount
                     ----                                                               ------

                     2000                                                           $        26,595
                             Less:  Imputed interest                                            876
                                                                                    ---------------

                             Net obligations                                        $        25,719
                                                                                    ===============

          (B)   Note payable

                The Company entered into a note agreement with a bank for $32,407. The note is secured by an automobile and requires monthly payment of $1,033. The note bears interest at 9.153% and matures November 2001.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


NOTE 10 - LONG-TERM DEBT (CONTINUED)

          (C)   Future maturities

                Future maturities of long-term debt is as follows:

                     Year                                                                Amount
                     ----                                                                ------
                     2000                                                           $        10,937
                     2001                                                                     9,909
                                                                                    ---------------

                           Total                                                    $        20,846
                                                                                    ===============

       Interest expense for the years ending December 26, 1999 was $33,322 and December 27, 1998 was $28,278, respectively.


NOTE 11 - SHORT-TERM CREDIT FACILITY

         The Company entered into a short term credit facility agreement on May 18, 1998 for one year whereby the Company assigns and factors its accounts receivable. Advances are made under the agreement at 65% of the invoice amount and the credit facility bears interest at prime plus 11.5%. The facility automatically renewed for an additional one year term on May 18, 1999.


NOTE 12 - LITIGATION

          On July 12, 1999, the Company entered into a Settlement Agreement with Concept Group, Inc. (Concept) in connection with a lawsuit filed in June 1997 by Concept against the Company in the United States District Court for the Eastern District of Pennsylvania. Pursuant to the Settlement Agreement, in addition to granting to Concept a world-wide, non-transferable, royalty-free license to make, have made, sell, use, import, manufacture, produce and/or market cryogenic surgical instruments based upon the techniques and specifications as described and detailed in U.S. Patent Number 5,573,532, the Company (a) issued to Concept and its attorney an aggregate of 400,000 shares of the Company's common stock (the Initial Shares), and (b) if the aggregate average cash value (as defined in the Settlement Agreement) of the Initial Shares is less than $550,000 one year from the execution of the Settlement Agreement, agreed to issue such additional shares of Common Stock (up to a maximum of 600,000 shares) (Contingent Shares) such that the total shares issued (Initial Shares plus Contingent Shares) shall be worth not less than $550,000. The issuance of the shares of Common Stock was exempt from the registration requirement of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 promulgated thereunder.

          The legal costs incurred to perfect the patent rights have been capitalized as an intangible asset on the Balance Sheet (Note 3).

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


NOTE 12 - LITIGATION (CONTINUED)

          In February 1999, Alan A. Rich, formerly Vice President of Sales and Marketing for the Company, filed a suit against the Company in the Superior Court of the Commonwealth of Massachusetts, Middlesex County, for breach of contract, breach of the covenant of good faith and fair dealing, promissory estoppel and violation of the Maryland Wage Payment and Collection Law based upon an allegation that the Company constructively discharged the plaintiff from his employment with the Company. The complaint seeks appropriate damages. The suit has been removed to the Federal District Court. Although the Company believes it has meritorious defenses to the allegations, no prediction concerning the ultimate outcome or amount of damages, if any, can be made at this time. On July 12, 1999, the complaint was amended to include two additional causes of action, one relating to a breach of Rich's stock option agreement and another relating to a failure to issue a COBRA notice. The complaint seeks appropriate damages and statutory penalties, respectively, on these causes of action. The Company believes there is no merit to the first claim and that it has meritorious defenses to the second claim.

          In March 1999, EndoCare, Inc. ("EndoCare") filed a suit against the Company, Dr. Richard J. Reinhart, the Company's President and Chief Executive Officer and John G. Baust, the Company's Senior Vice President of Research and Development in the Superior Court of California, County of Orange based upon the alleged dissemination of information to the effect that EndoCare's cryosurgical devices are unsafe and have a history of putting patients, upon which the devices were used, in danger. The Company has confirmed to EndoCare that the device in question was not an EndoCare device and the suit has been dismissed.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None



                                    PART III


 ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

                                                        Position and Offices
Name                                    Age               With the Company
----                                    ---             --------------------
Richard J. Reinhart, Ph.D.               58             President and Chief
                                                        Executive Officer and
                                                        Director

John G. Baust, Ph.D.                     57             Senior Vice President
                                                        and Chief Scientific
                                                        Officer

Howard S. Breslow                        60             Director, Secretary





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

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer and to each of its executive officers (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 during the fiscal year ended December 26, 1999 (collectively the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                               Long Term Compensation
                                                                                 ---------------------------------------------------
                                            Annual Compensation                          Awards                      Payouts
                                ---------------------------------------------    ------------------------    -----------------------
                                                                                 Restricted
                                                                 Other Annual      Stock         Options/     LTIP        All Other
Name and Principal              Fiscal     Salary       Bonus    Compensation     Award(s)       SARs        Payouts    Compensation
    Positions                    Year      ($)(2)        ($)            ($)         ($)         (#)(1)         ($)          ($)
------------------               ----      ------        ---            ---         ---         ------         ---          ---
Richard J. Reinhart, Ph.D.       1999      100,000       -            8,183           -                -        -              -
   President, Chief              1998      113,461       -            8,384           -        7,200,000        -              -
  Executive Officer and
  Director

John G. Baust, Ph.D.             1999      100,000       -            6,377           -                -        -              -
  Senior Vice                    1998       98,790       -           15,316           -        2,160,000        -              -
  President, Research
  and Development



(1)      Options to acquire shares of Common Stock.


(2) Salaries for fiscal year 1999 reflect voluntary salary reductions by Reinhart and Baust.

                OPTION/SAR GRANTS IN YEAR-ENDED DECEMBER 26, 1999


In 1999, the Company did not issue any options/SAR grants to purchase Common Stock to any Executive Officers.

           AGGREGATED OPTION/SAR EXERCISES DURING THE 1999 FISCAL YEAR
                   AND THE 1999 FISCAL YEAR OPTION/SAR VALUES

The following table provides information related to options exercised by each of the Named Executive Officers during the 1999 fiscal year and the number and value of options held at December 26, 1999. The Company does not have any outstanding stock appreciation rights. None of the options were in the money at year ended December 26, 1999.

                                                                               Number of  Securities       Value of Unexercised
                                                                              Underlying Unexercised           in the money
                                                                                Options/SAR                     Options/SAR
                                                                           At Fiscal Year End (#)         At Fiscal Year End ($) (1)
                                                                         ---------------------------     ---------------------------
                                      Shares Acquired     Value
   Name                               On Exercise (#)   Realized ($)     Exercisable    Unexercisable    Exercisable   Unexercisable
----------                            ---------------   ------------     -----------    -------------    -----------   -------------
Richard J. Reinhart, Ph.D.                 -                -             7,650,000          450,000           -            --

John G. Baust, Ph.D.                       -                -             2,330,000           30,000           -            --



(1) The closing price for the Common Stock as reported on the OTC Bulletin Board on December 26, 1999 was $0.155. Value is calculated on the basis of the difference between the option exercise price and $0.155 multiplied by the number of shares of Common Stock underlying the option.


EMPLOYMENT AGREEMENTS


      The Company does not have any employment agreements between the Company and any of its executive officers. Each officer has executed a Proprietary Information and Inventions Agreement pursuant to which each agreed, among other things, to keep the Company's information confidential and assigned all inventions to the Company, except for certain personal inventions not related to the Company's work, whether existing or later developed.


CONSULTANTS

      At December 26, 1999, the various consultants to the Company held exercisable warrants to purchase an aggregate of 6,787,500 shares of Common Stock.

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

COMPENSATION OF DIRECTORS

         There are no standard arrangements pursuant to which the directors are compensated. In August 1998, each of the two outside directors was granted options to purchase 720,000 shares of Common Stock at .25 per share. These options vest immediately and expire in ten years.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth, as of December 26, 1999, certain information regarding beneficial ownership of Common Stock and Preferred Stock by (i) all persons known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all executive officers and directors of the Company as a group.

                                                       Amount and Nature of               Percent
         Name (and Address of 5% Holder)             Beneficial Ownership (1)             of Class
         -------------------------------             ----------------------------------------------
         Richard J. Reinhart....................                8,260,000   (2)           19.6%

         Howard S. Breslow......................                7,493,000   (3)           18.1%

         J. Donald Hill.........................                  770,000   (4)            2.1%

         John G. Baust..........................                2,380,000   (5)            6.6%

         ValorInvest, Ltd.......................                      356   (7)            100%


         All officers and directors
          as a group (4 persons)................               18,903,000   (6)           35.5%



         (1) Unless otherwise indicated below, all shares are owned beneficially and of record.

         (2) Includes an aggregate of 8,200,000 shares underlying stock options.

         (3) Includes an aggregate of 795,000 shares underlying stock options and 6,480,000 shares underlying warrants owned indirectly through Breslow & Walker, LLP and B&W Investments.

         (4) Includes an aggregate of 770,000 shares underlying stock options. Mr. Hill resigned as a director 12-31-99.

         (5) Includes an aggregate of 2,360,000 shares underlying stock options.

         (6) Includes an aggregate 18,605,000 shares underlying options and warrants.

         (7) ValorInvest, Ltd., 29 Quai des Bergues, 1201 Geneva, Switzerland, is the only holder of Preferred Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 218,000 shares of Common Stock of the Company and holds options to purchase an aggregate of 7,275,000 additional shares pursuant to stock options and warrants issued to him and/or affiliates. During the period ended December 1999, Breslow & Walker, LLP billed the Company $40,985 for legal fees.

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

                  (3)      Exhibits

     Exhibit
     Number                                     Document
       3 (a)               Certificate of Incorporation, as amended. (1)

         (b)               By-Laws(1), and amendment, dated March 19, 1990, thereto. (2)

       4 (a)               Specimen of Common Stock Certificate. (1)

      10 (a)               Stock Option Plan, dated July 7, 1988, and amendment, dated July 19, 1989. (1)

         (b)               1998 Stock Option Plan (5)


         (c)               Form of Scientific Advisory Board Member Agreement (1)

         (d)               Lease Agreements, dated May 1, 1995, between Ward
                           Corporation and The Company, and addendum thereto dated June 21, 1995, relating to the Company's executive offices, laboratory facilities and manufacturing facilities in Rockville, Maryland. (3)

         (e)               Stock Purchase Agreement dated September 30, 1998 between the Company and ValorInvest, LTD. (4)

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

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(5) Incorporated by reference to the Company's Definitive Proxy Statement for the special meeting of Stockholders held on December 16, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CRYOMEDICAL SCIENCES, INC.


Date:      April   , 2000            By:   /s/Richard J. Reinhart
                                        ----------------------------------------
                                            Richard J. Reinhart, Ph.D.
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:      April  , 2000                  /s/Richard J. Reinhart
                                          --------------------------------------
                                          Richard J. Reinhart, Ph.D.
                                           Director


Date:      April  , 2000                  /s/Howard S. Breslow
                                          --------------------------------------
                                            Howard S. Breslow
                                            Director