Form 10QSB
period 2000-03-26
CRYOMEDICAL SCIENCES INC
filed 2000-05-09
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20459

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2000                                        Commission file number 0-18170
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

33,854,302 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of April 30, 2000.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 26, 2000

                                      INDEX

Part I.       Financial Information                                                                        Page No.
                                                                                                           --------
                  Item 1.     Financial Statements

                                Consolidated Balance Sheets at March 26, 2000
                                (unaudited) and December 26, 1999                                            3

                                Consolidated Statements of Operations for the
                                thirteen weeks ended March 26, 2000 and March 28,
                                1999 (unaudited)                                                             4

                                Consolidated Statements of Cash Flows for the
                                thirteen weeks ended March 26, 2000 and March 28,
                                1999 (unaudited)                                                             5

                                Notes to Consolidated Financial Statements                                   6

                  Item 2.     Management's Discussion and Analysis or Plan of
                              Operation                                                                      7-8

Part II.      Other Information

                  Item 1.     Legal Proceedings                                                              9
                  Item 2.     Changes in Securities and Use of Proceeds                                      9
                  Item 6.     Exhibits and Reports on Form 8-K                                               9

Signatures                                                                                                   10

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 26,          December 26,
                                                                     2000                 1999
                                                                     ----                 ----
                                                                  (unaudited)
ASSETS
------
Current assets
     Cash and cash equivalents                                   $       29,281     $          7,952
     Receivables, net allowance for doubtful accounts                   215,375              246,436
           of $11,437 and $11,927, respectively
     Inventories                                                        905,543              952,298
     Prepaid expenses and other current assets                          188,922               79,372
                                                                 ---------------    -----------------
          Total current assets                                        1,339,121            1,286,058

Fixed assets, net accumulated depreciation                              434,929              494,452
          of $2,651,597 and $2,592,074, respectively
Intangible assets, net                                                  363,443              370,277
Other assets                                                             33,107                8,328
                                                                 ---------------    -----------------
          Total assets                                           $    2,170,600     $      2,159,115
                                                                 ===============    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
     Accounts payable                                            $      357,483     $        648,578
     Accrued expenses                                                   456,587              484,473
     Short-term credit facility                                         120,000              120,000
     Unearned revenues                                                   21,871               19,608
     Extended warranties - current portion                                9,949                9,949
     Capital leases - current portion                                    28,651               36,657
                                                                 ---------------    -----------------
          Total current liabilities                                     994,541            1,319,265
                                                                 ---------------    -----------------
     Extended warranties, net of current portion                          1,659                4,146
     Capital leases, net of current portion                               8,154                9,908
     Notes payable                                                      500,000             -
     Deferred rent                                                        1,851                7,399
                                                                 ---------------    -----------------
          Total liabilities                                           1,506,205            1,340,718
                                                                 ---------------    -----------------
Stockholders' equity
     Preferred stock, $.001 par value per share,
      9,378,800 authorized; 384 shares issued and outstanding            -                  -
     Common stock, par value $.001 per share,
      50,000,000 shares authorized; 33,854,302
       issued and outstanding                                            33,854               33,854
     Additional paid-in capital                                      31,313,343           31,313,343
     Accumulated deficit                                            (30,682,802)         (30,528,800)
                                                                 ---------------    -----------------
          Total stockholders' equity                                    664,395              818,397
                                                                 ---------------    -----------------
          Total liabilities and stockholders' equity             $    2,170,600     $      2,159,115
                                                                 ===============    =================

                 See notes to consolidated financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Thirteen weeks ended
                                                                    March 26,                 March 28,
                                                              ------------------------------------------------
                                                                     2000                       1999
                                                                     ----                       ----
                                                                              (unaudited)

Revenues                                                      $             399,157      $            390,830

Cost of sales                                                               133,426                   300,144
                                                              ----------------------     ---------------------
Gross profit                                                                265,731                    90,686

Expenses
     Research and development                                               186,625                    56,169
     Sales and marketing                                                     35,435                    67,916
     General and administrative                                             192,679                   271,744
                                                              ----------------------     ---------------------
Total expenses                                                              414,739                   395,829
                                                              ----------------------     ---------------------
Operating loss                                                             (149,008)                 (305,143)
Interest income, net of interest expense                                     (4,994)                   (7,676)
                                                              ----------------------     ---------------------
Net loss                                                      $            (154,002)      $          (312,819)
                                                              ======================     =====================
Net loss per common share                                     $               (0.00)      $             (0.01)
                                                              ======================     =====================
Weighted average number
 of common shares outstanding                                            33,854,302                33,454,302
                                                              ======================     =====================

                 See notes to consolidated financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Thirteen weeks ended
                                                                     March 26,          March 28,
                                                                   ---------------    ---------------
                                                                        2000               1999
                                                                        ----               ----
                                                                               (unaudited)
Cash flows from operating activities:
     Net loss                                                      $     (154,002)    $     (312,819)

Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                        59,523             72,112
       Amortization                                                         6,834            -
       Provision for bad debt                                               3,919             30,605
       Write off of accounts receivable                                    (4,409)          (219,444)
       Changes in operating assets and liabilities:
          Decrease in receivables                                          31,551            188,455
          Decrease in inventories                                          46,755             90,229
          Increase in prepaid and other current assets                   (109,550)           (39,290)
          Increase in other assets                                        (24,779)           -
          Decrease in accounts payable                                   (291,095)          (227,228)
          Decrease in accrued expenses                                    (27,886)           (10,852)
          Increase (decrease) in unearned revenue                           2,263            (22,489)
          Decrease in warranty reserves                                   -                   (5,400)
          Decrease in extended warranties                                  (2,487)            (5,187)
          Decrease in deferred rent                                        (5,548)            (2,768)
                                                                   ---------------    ---------------
Net cash used in operating activities                                    (468,911)          (464,076)
                                                                   ---------------    ---------------
Cash flows from investing activities:
     Purchase of equipment                                                -                  -
                                                                   ---------------    ---------------
Net cash used in investing activities                                     -                  -
                                                                   ---------------    ---------------
Cash flows from financing activities:
     Issuance of preferred stock                                          -                  400,000
     Decrease in capital leases                                            (9,760)           (10,077)
     Line of credit                                                       -                  (29,225)
     Issuance of notes payable                                            500,000            -
                                                                   ---------------    ---------------
Net cash provided by financing activities                                 490,240            360,698
                                                                   ---------------    ---------------
Net decrease in cash and cash equivalents                                  21,329           (103,378)

Cash and cash equivalents at beginning of period                            7,952            135,183
                                                                   ---------------    ---------------
Cash and cash equivalents at end of period                         $       29,281     $       31,805
                                                                   ===============    ===============
Supplemental Cash Flow Information:
          Cash paid for interest                                   $        7,407     $        8,742
                                                                   ===============    ===============

                 See notes to consolidated financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       GENERAL
         -------

      Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of products for use in the field of low-temperature medicine.

      The Consolidated Balance Sheet as of March 26, 2000, the Consolidated Statements of Operations for the thirteen-week periods ended March 26, 2000 and March 28, 1999, and the Consolidated Statements of Cash Flows for the thirteen-week periods ended March 26, 2000 and March 28, 1999, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 26, 2000, and for the period then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 26, 1999 included in the Company's Annual Report on Form 10-KSB for the year ended December 26, 1999.

      The results of operations for the thirteen-week period ended March 26, 2000 is not necessarily indicative of the operating results anticipated for the full year.

B.    NET LOSS PER SHARE
      ------------------

      Net loss per share is based on the weighted average number of common shares outstanding during the thirteen week periods ended March 26, 2000 and March 28, 1999. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

C.    INVENTORIES
      -----------

     Inventories consist of the following:              March 26, 2000           December 26, 1999
                                                        --------------           -----------------

      Raw materials and purchased parts                $       603,219           $         653,529
      Work in process                                            8,117                      22,604
      Finished goods                                           294,207                     276,165
                                                               -------                     -------
                                                               905,543                     952,298

D.    NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" was issued, which is effective for fiscal years beginning after December 15, 1997. The Company is complying with all requirements, but has no items of comprehensive income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's business activities focus primarily on the manufacturing and marketing related to its cryosurgical systems. The CMS AccuProbe(R) System Model 450 was cleared by the FDA in April 1991, the CMS AccuProbe(R) System Models 530 and 550 were cleared in December 1995, the CMS AccuProbe(R) 600 series was cleared in March 1997, the Cryo-lite(R) series was cleared in July 1997, and the Blizzard Series was cleared in June 1998. The Company plans to continue to market these systems in the various fields for which they received clearance from the FDA. The Company received clearance in November 1997 to expand its indications for use (labeling) for the AccuProbe(R) system family. In September 1998 the Company received FDA clearance for its AccuProbe(R) 800 series. At the American Urological Association meeting held in Atlanta, Georgia in May of this year the Company introduced the AccuProbe(R) 800 series.

The Company is presently in the process of seeking funds for its wholly owned subsidiary BioLife Solutions, Inc. ("BioLife") for the purpose of commercializing its Hypothermosol(R) series of preservation solutions. There can be no assurance that such funding will be obtained.

RESULTS OF OPERATIONS

Revenues for the thirteen-week period ended March 26, 2000 totaled $399,157, compared to $390,830, for the comparable period of the prior year, representing an increase of 2%. The increase in revenues reflects an increase in the number of CMS AccuProbes(R) and accessories sold.

Gross profit for all products for the thirteen-week period ended March 26, 2000 totaled $265,731, or 67% of revenues, compared to gross profits of $90,682, or 23% of revenues, for the comparable period of the prior year. Gross profit as a percent of revenues increased compared to the prior year period due to changes in the mix of product and service sales and a decrease in the overhead charged to costs of goods sold based on a reduction in staff and related expenses.

Research and development expenses for the thirteen-week period ended March 26, 2000 totaled $186,625, compared to $56,169 for the comparable period of the prior year, representing an increase of 232% from the prior year period. Research and development expenses increased due to an increase in resources used in development projects.

Sales and marketing expenses for the thirteen-week period ended March 26, 2000 totaled $35,435, compared to $67,916 for the comparable period of the prior year, representing a decrease of 48%, from the prior year period. Sales and marketing expenses over the comparable period of the previous year decreased due to reduced commissions and a reduction in travel and related expenses.

General and administrative expenses for the thirteen-week period ended March 26, 2000 totaled $192,679 compared to $271,744, for the comparable period of the prior year, representing a decrease of 29%, from the prior year period. General and administrative expenses decreased due to general cut backs in discretionary expenses.

Operating expenses for the thirteen-week period ended March 26, 2000 totaled $414,739 compared to $395,829 for the comparable period of the prior year, representing a increase of 5%, from the prior year period. The Company sustained net losses of $154,002 for the thirteen-week period ended March 26, 2000, compared to a net losses of $312,819, for the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At March 26, 2000, the Company had cash and cash equivalents totaling $29,281 and working capital of $344,580, as compared to $7,952 and ($33,207), respectively, at December 26, 1999. The increase in the Company's cash and working capital positions from December 26, 1999 was due primarily to the receipt by the Company, on February 25, 2000, of $500,000 from the sale of promissory notes to two individuals, each note being in the amount of $250,000 and bearing interest at the rate of 10% per annum. The notes are due and payable three years from the date of issuance and, in the event they are outstanding at the time of an equity financing which equals or exceeds $2,500,000 ($500,000 under certain circumstances), together with accrued and unpaid interest, automatically convert into equity securities of the Company on the same terms and conditions provided for in such equity financing.

Capital expenditures for equipment totaled $0 in the thirteen-week period ended March 26, 2000, compared to $0 in the comparable period of the prior year. The Company does not expect to spend more than $500,000 in total for equipment in the year ending December 31, 2000.

The Company believes that sales for the remainder of the 2000 fiscal year may be greater than the level experienced in the comparable prior year periods due to the favorable reimbursement environment created by HCFA's new coverage policy for cryosurgery of the prostate. However, the level of increased sales, if any, will depend in part on the Company's ability to implement manufacturing and testing protocols for its products, increase sales and marketing efforts, and reestablish its education and retraining programs.

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

                           CRYOMEDICAL SCIENCES, INC.
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 6, 2000, Endocare, Inc. filed a suit against the Company in the United States District Court, Central District of California, alleging that the Company is infringing United States Letters Patent No. 5,647,868 (the "868 patent"), entitled "Cryosurgical Integrated Control and Monitoring System and Method," owned by Endocare, Inc. as assignee, in that the Company is manufacturing, using and selling and offering for sale products embodying the patented invention. The complaint among other things, seeks to enjoin the Company from infringing the 868 patent and to recover lost profits, compensatory damages, treble damage for willful infringement, and costs and attorneys fees. The Company has filed an answer to the complaint denying the critical allegations therein and counterclaiming for a declaratory judgement of invalidity, unenforceability, and noninfringement of the 868 patent, on the basis of prior art and the fact that the patent applicant, or those acting on his behalf, failed to exercise the duty of candor and to meet the duty of disclosure that is required of those seeking a patent, damages, and reasonable attorneys fees and costs because Endocare's actions make this an exceptional case.

Item 2.  Changes in Securities and Use of Proceeds

         On February 25, 2000, the Company received $500,000 from the sale of promissory notes to two individuals, each note being in the amount of $250,000 and bearing interest at the rate of 10% per annum. The notes are due and payable three years from the date of issuance and, in the event they are outstanding at the time of an equity financing which equals or exceeds $2,500,000 ($500,000 under certain circumstances), together with accrued and unpaid interest, automatically convert into equity securities of the Company on the same terms and conditions provided for in such equity offering. The sales were exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D.

Item 6.      Exhibits and Reports on Form 8-K

             (a)     Exhibits

             (27)   Financial Data Schedule.

             (b)    Reports on Form 8-K, None

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

                                                 Cryomedical Sciences, Inc.
                                                 --------------------------
                                                        (Registrant)

Date:  May 9, 2000                             /s/Richard J. Reinhart, Ph.D.
                                               -----------------------------
                                                 Richard J. Reinhart, Ph.D
                                           President and Chief Executive Officer
                                             (Principal Executive Officer and
                                                Principal Financial Officer)