Form 10-Q
period 2000-06-25
CRYOMEDICAL SCIENCES INC
filed 2000-08-09
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20459


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended JUNE 25, 2000            Commission file number 0-18170
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


                              820 Bear Tavern Road
                                    Suite 106
                             EWING, NEW JERSEY 08628
                             -----------------------
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (609) 771-1100
                                                         --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X        No
             ---          ---


12,006,860 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of July 31, 2000.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 25, 2000

                                      INDEX


Part I.   Financial Information                                         PAGE NO.
                                                                        --------

            Item 1.  Financial Statements

                        Consolidated Balance Sheets at
                        June 25, 2000 (unaudited)
                        and December 26, 1999                              3

                        Consolidated Statements of
                        Operations for the thirteen
                        and twenty-six weeks ended
                        June 25, 2000 and June 27,
                        1999 (unaudited)                                   4

                        Consolidated Statements of
                        Cash Flows for the twenty-six
                        weeks ended June 25, 2000 and
                        June 27, 1999 (unaudited)                          5

                        Notes to Consolidated Financial
                        Statements                                        6-7

            Item 2.  Management's Discussion and Analysis or
                     Plan of Operation                                    8-9


Part II.  Other Information

            Item 1.  Legal Proceedings                                    10

            Item 2.  Changes in Securities and Use of Proceeds            10

            Item 6.  Exhibits and Reports on Form 8-K                     10


Signatures                                                                11

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                    -----------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                             June 25,                 December 26,
                                                                               2000                      1999
                                                                               ----                      ----
                                                                            (unaudited)
ASSETS
------

Current assets
       Cash and cash equivalents                                       $          5,285,508      $                 7,952
       Receivables, net allowance for doubtful accounts                             151,837                      246,436
               of $12,571 and $11,927, respectively
       Inventories                                                                  717,435                      952,298
       Prepaid expenses and other current assets                                    248,430                       79,372
                                                                       --------------------      -----------------------

              Total current assets                                                6,403,210                    1,286,058

Fixed assets, net accumulated depreciation                                          388,504                      494,452
              of $1,760,527 and $2,592,074, respectively
Intangible assets, net                                                              371,431                      370,277
Other assets                                                                         12,836                        8,328
                                                                       --------------------      -----------------------

              Total assets                                             $          7,175,981      $             2,159,115
                                                                       ====================      =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
       Accounts payable                                                $            479,113      $               648,578
       Accrued expenses                                                             298,222                      484,473
       Short-term credit facility                                                 1,020,000                      120,000
       Unearned revenues                                                             11,806                       19,608
       Extended warranties - current portion                                          9,121                        9,949
       Capital leases - current portion                                              23,144                       36,657
                                                                       --------------------      -----------------------

              Total current liabilities                                           1,841,406                    1,319,265
                                                                       --------------------      -----------------------

       Extended warranties, net of current portion                                        -                        4,146
       Capital leases, net of current portion                                         5,472                        9,908
       Deferred rent                                                                      -                        7,399
                                                                       --------------------      -----------------------

              Total liabilities                                                   1,846,878                    1,340,718
                                                                       --------------------      -----------------------

Stockholders' equity
       Preferred stock, $.001 par value per share, 1,000,000
       authorized; 0 and 384 shares issued and outstanding,
         respectively                                                                     -                            -
       Common stock, par value $.001 per share,
       25,000,000 shares authorized; 12,006,860 and 6,770,860
         issued and outstanding, respectively                                        12,007                        6,771
       Additional paid-in capital                                                36,853,632                   31,340,426
       Accumulated deficit                                                      (31,536,536)                 (30,528,800)
                                                                       --------------------      -----------------------

              Total stockholders' equity                                          5,329,103                      818,397
                                                                       --------------------      -----------------------

              Total liabilities and stockholders' equity                $         7,175,981      $             2,159,115
                                                                        ===================      =======================




                 See notes to consolidated financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                    -----------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------



                                                 Thirteen weeks ended                                Twenty-six weeks ended
                                          June 25,                   June 27,                 June 25,                   June 27,
                                       ----------------------------------------            ----------------------------------------

                                           2000                       1999                     2000                       1999
                                           ----                       ----                     ----                       ----
                                                      (unaudited)                                        (unaudited)
Revenues                            $       233,906      $        450,294          $        633,063         $          841,124

Cost of sales                               134,154               244,003                   267,580                    544,147
                                    ----------------     -----------------         -----------------        -------------------

Gross profit                                 99,752               206,291                   365,483                    296,977

Expenses
     Research and development               450,155                67,282                   636,780                    123,451
     Sales and marketing                     55,750                77,543                    91,185                    145,459
     General and administrative             488,555               139,425                   681,234                    411,169
                                    ----------------     -----------------         -----------------        -------------------

Total expenses                              994,460               284,250                 1,409,199                    680,079
                                    ----------------     -----------------         -----------------        -------------------

Operating loss                             (894,708)              (77,959)               (1,043,716)                  (383,102)
Interest income                              46,286                 1,272                    48,699                      2,337
Interest expense                             (5,312)               (7,849)                  (12,719)                   (16,590)
                                    ----------------     -----------------         -----------------        -------------------

Net loss                            $      (853,734)     $        (84,536)         $     (1,007,736)        $         (397,355)
                                    ================     =================         =================        ===================

Net loss per common share           $         (0.10)     $          (0.01)         $          (0.13)        $            (0.06)
                                    ================     =================         =================        ===================


Weighted average number
 of common shares outstanding             8,174,025             6,690,860                 7,472,443                  6,690,860
                                    ================     =================         =================        ===================



                 See notes to consolidated financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                    -----------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------



                                                                                 Twenty-six weeks ended
                                                                          June 25,                   June 27,
                                                                     --------------------       -------------------
                                                                             2000                      1999
                                                                             ----                      ----
                                                                                       (unaudited)
Cash flows from operating activities:
      Net loss                                                       $        (1,007,736)       $         (397,355)

Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation                                                           112,561                   141,556
          Amortization                                                            13,846                         -
          Provision for bad debt                                                  10,081                    55,858
          Write off of accounts receivable                                        (9,437)                 (219,444)
          Loss on disposal of fixed assets                                        14,579                         -
          Sale of rental equipment                                                     -                    14,548
          Changes in operating assets and liabilities:
              Decrease in receivables                                             93,955                   288,647
              Decrease in inventories                                            234,863                    32,257
              Increase in prepaid and other current assets                      (169,058)                  (56,590)
              Increase in other assets                                            (4,508)                        -
              Decrease in accounts payable                                      (169,465)                 (127,429)
              Decrease in accrued expenses                                      (186,251)                  (10,578)
              Decrease in unearned revenue                                        (7,802)                  (32,048)
              Decrease in warranty reserves                                            -                    (9,800)
              Decrease in extended warranties                                     (4,974)                  (11,205)
              Decrease in deferred rent                                           (7,399)                   (7,389)
                                                                     --------------------     ---------------------

Net cash used in operating activities                                         (1,086,745)                 (338,972)
                                                                     --------------------     ---------------------

Cash flows from investing activities:
      Purchase of equipment                                                      (21,192)                        -
      Increase in intangible assets                                              (15,000)                 (173,257)
                                                                     --------------------     ---------------------

Net cash used in investing activities                                            (36,192)                 (173,257)
                                                                     --------------------     ---------------------

Cash flows from financing activities:
      Issuance of preferred stock                                                      -                   400,000
      Decrease in capital leases                                                 (17,949)                  (19,679)
      Line of credit                                                             900,000
      Issuance of common stock                                                 5,518,442                         -
                                                                     --------------------     ---------------------

Net cash provided by financing activities                                      6,400,493                   380,321
                                                                     --------------------     ---------------------

Net increase (decrease) in cash and cash equivalents                           5,277,556                  (131,908)

Cash and cash equivalents at beginning of period                                   7,952                   135,183
                                                                     --------------------     ---------------------

Cash and cash equivalents at end of period                           $         5,285,508      $              3,275
                                                                     ====================     =====================

Supplemental Cash Flow Information:
              Cash paid for interest                                 $            12,719       $            16,590
                                                                     ====================     =====================



                 See notes to consolidated financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    GENERAL
      -------

      Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of products for use in the field of low-temperature medicine.

      The Consolidated Balance Sheet as of June 25, 2000, the Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 25, 2000 and June 27, 1999, and the Consolidated Statements of Cash Flows for the twenty-six week periods ended June 25, 2000 and June 27, 1999, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 25, 2000, and for the period then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

      In June 2000, the Company effected a 1 for 5 reverse stock split and changed its ticker symbol to "CRYM". The common shares reflected in the December 26, 1999 audited Consolidated Balance Sheet and the weighted average shares reflected in the thirteen and twenty-six week Statements of Operations as of June 27, 1999 have been restated to reflect the post-reverse split number of shares.

      The results of operations for the thirteen and twenty-six week periods ended June 25, 2000 is not necessarily indicative of the operating results anticipated for the full year.

B.    NET LOSS PER SHARE
      ------------------

      Net loss per share is based on the weighted average number of common shares outstanding during the thirteen and twenty-six week periods ended June 25, 2000 and June 27, 1999. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

C.    INVENTORIES
      -----------


      Inventories consist of the following:          June 25, 2000     December 26, 1999
                                                     -------------     -----------------
      Raw materials and purchased parts              $   370,759       $    653,529
      Work in process                                     15,307             22,604
      Finished goods                                     331,369            276,165
                                                         -------            -------
                                                         717,435            952,298

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

RESULTS OF OPERATIONS

Revenues for the thirteen and twenty-six week periods ended June 25, 2000 totaled $233,906 and $633,063 respectively, compared to $450,294 and $841,124 respectively, for the comparable periods of the prior year, representing decreases of 48% and 25%, respectively. The decreases in revenues reflects a decline in the number of CMS AccuProbe(R) Systems and accessories sold.

Gross profit for all products for the thirteen and twenty-six week periods ended June 25, 2000 totaled $99,752 and $365,483, respectively, or 43% and 58% of revenues, respectively, compared to gross profits of $206,291 and $296,977 respectively or 46% and 35% of revenues, respectively, for the comparable periods of the prior year. Gross profit as a percent of revenues varied compared to the prior year period due to changes in the mix of product and service sales and changes in the overhead charged to cost of goods sold based on a reduction in staff and related expenses and the relocation of the company.

Research and development expenses for the thirteen and twenty-six week periods ended June 25, 2000 totaled $450,155 and $636,780, respectively, compared to $67,282 and $123,451, respectively, for the comparable periods of the prior year, representing an increase of 569% and 416%, respectively, from the respective prior year periods. Research and development expenses increased due to an increase in raw material inventory used in R&D projects and other costs related to the development of the 800 series AccuProbe(R) console.

Sales and marketing expenses for the thirteen and twenty-six week periods ended June 25, 2000 totaled $55,750 and $91,185, respectively, compared to $77,543 and $145,459, respectively, for the comparable periods of the prior year, representing a decrease of 28% and 37%, respectively, from the prior year periods. Sales and marketing expenses decreased over the comparable period of the previous year due to reduced commissions, reduced number of personnel and a reduction in travel and related expenses.

General and administrative expenses for the thirteen and twenty-six week periods ended June 25, 2000 totaled $488,555 and $681,234, respectively, and $139,425 and $411,169, respectively, for the comparable periods of the prior year, representing an increase of 250% and 66%, respectively, from the prior year periods. General and administrative expenses increased due to moving expenses associated with relocation of the Company to Ewing, New Jersey and an increase in legal and consulting, personnel costs and insurance expense.

Operating expenses for the thirteen and twenty-six week periods ended June 25, 2000 totaled $994,460 and $1,409,199, respectively, and $284,250 and $680,079, respectively, for the comparable periods of the prior year, representing an increase of 250% and 107%, respectively, from the prior year periods. The Company sustained net losses of $853,734 and $1,007,736 for the thirteen and twenty-six week periods ended June 25, 2000, respectively, compared to net losses of $84,536 and $397,355, respectively, for the comparable periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At June 25, 2000, the Company had cash and cash equivalents totaling $5,285,508 and working capital of $4,561,804, as compared to $7,952 and ($33,207), respectively, at December 26, 1999. The increase in the Company's cash and working capital positions from December 26, 1999 was due primarily to the receipt by the Company in May, 2000 of $5,696,700 from the private placement of 2,234,000 units consisting of common stock and warrants. The Company sold the units at a price of $2.55 per unit. Each unit consisted of two shares of restricted common stock and one warrant to purchase an additional share of the common stock at a price of $1.25 by March 31, 2001.

Capital expenditures for equipment totaled $21,192, in the twenty-six week period ended June 25, 2000, compared to $0 in the comparable period of the prior year. The Company does not expect to spend more than $1,500,000 in total for equipment in the year ending December 31, 2000.

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

Item 2.  Changes in Securities and Use of Proceeds

         On May 24, 2000 the Company raised $5,696,700 in a private placement of 2,234,000 units consisting of two shares of restricted common stock and one warrant to purchase an additional share of Common Stock for $1.25 by March 31, 2001. The offering was led by de Greef & Company who is entitled to a finder's fee equal to 10 percent of the total value of the consideration received by the Company, payable in cash and common stock at the same value as the securities sold in the offering. The units were placed with a number of U.S. investors, including persons having a relationship with the Company, and Swiss medical technology investors. The sales of the units were exempt from Registration under the Securities Act pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.

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


                                       Cryomedical Sciences, Inc.
                                       --------------------------
                                              (Registrant)




Date:  August 9, 2000                  /s/Richard J. Reinhart, Ph.D.
                                       -----------------------------
                                          Richard J. Reinhart, Ph.D
                                    President and Chief Executive Officer
                                      (Principal Executive Officer and
                                        Principal Financial Officer)