Form 10-Q
period 2000-09-24
CRYOMEDICAL SCIENCES INC
filed 2000-11-07
CIK 834365

                                United States
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


                                 FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended September 24,2000                Commission file number 0-18170


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


                             820 Bear Tavern Road
                                  Suite 106
                           Ewing, New Jersey 08628
                   ----------------------------------------
                   (Address of principal executive offices)


        Issuer's telephone number, including area code: (609) 771-1100

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X              No
           ---

12,293,180 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of October 31, 2000.

                          CRYOMEDICAL SCIENCES, INC.
                                 FORM 10-QSB
                       QUARTER ENDED SEPTEMBER 24, 2000

                                    INDEX

Part I.       Financial Information                                                     Page No.
                                                                                        --------
                  Item 1.     Financial Statements

                              Consolidated Balance Sheets at September 24,
                              2000 (unaudited) and December 26, 1999                      3

                              Consolidated Statements of Operations for the
                              thirteen and thirty nine weeks ended September
                              24, 2000 and September 26, 1999 (unaudited)                 4

                              Consolidated Statements of Cash Flows for the
                              thirty nine weeks ended September 24, 2000 and
                              September 26, 1999 (unaudited)                              5

                              Notes to Consolidated Financial Statements                  6

                  Item 2.     Management's Discussion and Analysis or Plan of
                              Operation                                                   7-8


Part II.      Other Information

                  Item 1.     Legal Proceedings                                           9
                  Item 6.     Exhibits and Reports on Form 8-K                            9


Signatures                                                                                10

ITEM 1.

                  CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                              September 24,        December 26,
                                                                                   2000                1999
                                                                                   ----                ----
                                                                               (unaudited)
ASSETS
------

Current assets
       Cash and cash equivalents                                             $     3,211,136      $         7,952
       Receivables, net allowance for doubtful accounts                               91,577              246,436
               of $12,444 and $11,927, respectively
       Inventories                                                                   632,400              952,298
       Prepaid expenses and other current assets                                     218,349               79,372
                                                                             ----------------     ----------------

              Total current assets                                                 4,153,462            1,286,058

Fixed assets, net accumulated depreciation
              of $1,820,751 and $2,592,074, respectively                             476,254              494,452
Intangible assets, net                                                               364,329              370,277
Other assets                                                                           3,717                8,328
                                                                             ----------------     ----------------

              Total assets                                                   $     4,997,762      $     2,159,115
                                                                             ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
       Accounts payable                                                      $       160,271      $       648,578
       Accrued expenses                                                              275,433              484,473
       Short-term credit facility                                                          -              120,000
       Unearned revenues                                                               5,236               19,608
       Extended warranties - current portion                                           6,633                9,949
       Capital leases - current portion                                               14,623               36,657
                                                                             ----------------     ----------------

              Total current liabilities                                              462,196            1,319,265
                                                                             ----------------     ----------------

       Extended warranties, net of current portion                                         -                4,146
       Capital leases, net of current portion                                          2,728                9,908
       Deferred rent                                                                       -                7,399
                                                                             ----------------     ----------------

              Total liabilities                                                      464,924            1,340,718
                                                                             ----------------     ----------------

Stockholders' equity
       Preferred stock, $.001 par value per share, 1,000,000
       authorized; 0 and 384 shares issued and outstanding, respectively                   -                    -
       Common stock, par value $.001 per share,
        25,000,000 shares authorized; 12,293,180 and 6,770,860
         issued and outstanding, respectively                                         12,293                6,771
       Additional paid-in capital                                                 36,732,146           31,340,426
       Accumulated deficit                                                       (32,211,601)         (30,528,800)
                                                                             ----------------     ----------------

              Total stockholders' equity                                           4,532,838              818,397
                                                                             ----------------     ----------------

              Total liabilities and stockholders' equity                     $     4,997,762      $     2,159,115
                                                                             ================     ================



                See notes to consolidated financial statements

                  CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Thirteen weeks ended                        Thirty-nine weeks ended
                                        September 24,         September 26,          September 24,           September 26,
                                       ----------------------------------------- -------------------------------------------

                                             2000                  1999                   2000                     1999
                                             ----                  ----                   ----                     ----
                                                    (unaudited)                                  (unaudited)

Revenues                               $       199,757       $        450,294      $         832,820       $        841,124

Cost of sales                                  120,680                244,003                388,260                544,147
                                       ------------------- --------------------- ------------------------ ------------------

Gross profit                                    79,077                206,291                444,560                296,977

Expenses
 Research and development                      415,900                 67,282              1,052,680                123,451
 Sales and marketing                            81,197                 77,543                172,382                145,459
 General and administrative                    310,005                139,425                991,239                411,169
                                       ------------------- --------------------- ------------------------ ------------------

Total expenses                                 807,102                284,250              2,216,301                680,079
                                       ------------------- --------------------- ------------------------ ------------------

Operating loss                                (728,025)               (77,959)            (1,771,741)              (383,102)
Interest income                                 65,865                  1,272                114,564                  2,337
Interest expense                               (12,905)                (7,849)               (25,624)               (16,590)
                                       ------------------- --------------------- ------------------------ ------------------

Net loss                                $     (675,065)       $       (84,536)      $     (1,682,801)       $      (397,355)
                                       =================== ===================== ======================== ==================

Net loss per common share               $        (0.06)       $         (0.01)      $          (0.19)       $         (0.06)
                                       =================== ===================== ======================== ==================


Weighted average number
 of common shares outstanding               12,041,094              6,690,860              8,719,800              6,714,510
                                       =================== ===================== ======================== ==================

                See notes to consolidated financial statements

                  CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Thirty-nine weeks ended
                                                            September 24,          September 26,
                                                           ------------------ ----------------------
                                                                 2000                   1999
                                                                 ----                   ----
                                                                          (unaudited)
Cash flows from operating activities:
 Net loss                                                  $   (1,682,801)      $          (582,147)

Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                    172,785                   208,890
  Amortization                                                     20,948                     5,587
  Provision for bad debt                                           13,030                    79,028
  Write off of accounts receivable                                (12,513)                 (692,240)
  Loss on disposal of fixed assets                                 14,579                         -
  Sale of rental equipment                                              -                    14,548
  Changes in operating assets and liabilities:
     Decrease in receivables                                      154,342                   723,050
     Decrease in inventories                                      319,898                    14,187
     Increase in prepaid and other current assets                (138,977)                  (51,970)
     Increase in other assets                                       4,611                         -
     Decrease (increase) in accounts payable                     (488,307)                   73,909
     Decrease in accrued expenses                                (209,040)                   (4,067)
     Decrease in unearned revenue                                 (14,372)                  (30,126)
     Decrease in warranty reserves                                      -                   (11,400)
     Decrease in extended warranties                               (7,462)                  (13,692)
     Decrease in deferred rent                                     (7,399)                  (12,937)
                                                           ------------------ ----------------------

Net cash used in operating activities                          (1,860,678)                 (279,380)
                                                           ------------------ ----------------------

Cash flows from investing activities:
 Purchase of equipment                                           (169,166)                        -
 Increase in intangible assets                                    (15,000)                 (382,698)
                                                           ------------------ ----------------------

Net cash used in investing activities                            (184,166)                 (382,698)
                                                           ------------------ ----------------------
Cash flows from financing activities:
 Issuance of preferred stock                                            -                   400,000
 Decrease in capital leases                                       (29,214)                  (29,613)
 Decrease in Line of credit                                      (120,000)                        -
 Issuance of common stock                                       5,397,242                   162,480
                                                           ------------------ ----------------------

Net cash provided by financing activities                       5,248,028                   532,867
                                                           ------------------ ----------------------

Net increase (decrease) in cash and cash equivalents            3,203,184                 (129,211)

Cash and cash equivalents at beginning of period                    7,952                   135,183
                                                           ------------------ ----------------------
Cash and cash equivalents at end of period                 $    3,211,136       $             5,972
                                                           ================== ======================

Supplemental Cash Flow Information:
  Cash paid for interest                                   $       25,624       $            25,028
                                                           ================== ======================

                See notes to consolidated financial statements

                  CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    GENERAL

      Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of products for use in the field of low-temperature medicine.

      The Consolidated Balance Sheet as of September 24, 2000, the Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 24, 2000 and September 26, 1999, and the Consolidated Statements of Cash Flows for the thirty-nine week periods ended September 24, 2000 and September 26, 1999, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 24, 2000, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

      The results of operations for the thirteen and thirty-nine week periods ended September 24, 2000 are not necessarily indicative of the operating results anticipated for the full year.

B.    NET LOSS PER SHARE

      Net loss per share is based on the weighted average number of common shares outstanding during the thirteen and thirty-nine week periods ended September 24, 2000 and September 26, 1999. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

C.    INVENTORIES

      Inventories consist of the following:   September 24, 2000         December 26, 1999
                                              ------------------         -----------------
      Raw materials and purchased parts       $        274,738            $        653,529
      Work in process                                   14,857                      22,604
      Finished goods                                   342,805                     276,165
                                                       -------                     -------
                                                       632,400                     952,298

D.    NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" was issued, which is effective for fiscal years beginning after December 15, 1997. The Company is complying with all requirements, but has no items of comprehensive income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's business activities focus primarily on the manufacturing and marketing related to its cryosurgical systems. The CMS AccuProbe(R) System Model 450 was cleared by the FDA in April 1991, the CMS AccuProbe(R) System Models 530 and 550 were cleared in December 1995, the CMS AccuProbe(R) 600 series was cleared in March 1997 and the Cryo-lite(R) series was cleared in July 1997. The Company plans to continue to market these systems in the various fields for which they received clearance from the FDA. The Company received clearance in November 1997 to expand its indications for use (labeling) for the AccuProbe(R) system family. In September 1998 the Company received FDA clearance for its AccuProbe(R) 800 series. In addition, the Company's wholly owned subsidiary, Biolife Solutions, Inc., is developing a product line of preservative solutions that are sold under the tradename, Hypotermosol(TM).


RESULTS OF OPERATIONS

Revenues for the thirteen and thirty-nine week periods ended September 24, 2000 totaled $199,757 and $832,820, respectively, compared to $450,294 and $841,124, respectively, for the comparable periods of the prior year, representing decreases of 56% and 1%, respectively. The decrease in revenues in the thirteen week period reflects a decline in the number of CMS AccuProbe(R) Systems and accessories sold during this period.

Gross profit for all products for the thirteen and thirty nine-week periods ended September 24, 2000 totaled $79,077 and $444,560, respectively, or 40% and 53% of revenues, respectively, compared to gross profits of $206,291 and $296,977, respectively, or 46% and 35% of revenues, respectively, for the comparable periods of the prior year. In 2000, gross profit as a percent of revenues fluctuated compared to the prior year periods due to changes in production volume and expenses, and the mix of product sales.

Research and development expenses for the thirteen and thirty-nine week periods ended September 24, 2000 totaled $415,900 and $1,052,680, respectively, compared to $67,282 and $123,451, respectively, for the comparable periods of the prior year, representing an increase of 518% and 753%, respectively, from the respective prior year periods. Research and development expenses increased due to expenditures for clinical trials related to the Hypothermosol(TM) solutions and an increase in raw material inventory used in R&D projects and other expenses related to the Accuprobe system.

Sales and marketing expenses for the thirteen and thirty-nine week periods ended September 24, 2000 totaled $81,197 and $172,382, respectively, compared to $77,543 and $145,459, respectively, for the comparable periods of the prior year, representing an increase of 5% and 19%, respectively, from the prior year periods. Sales and marketing expenses increased over the comparable period of the previous year due to an increase in the number of marketing and sales personnel and an increase in travel and related expenses.

General and administrative expenses for the thirteen and thirty-nine week periods ended September 24, 2000 totaled $310,005 and $991,239, respectively, and $ 139,425 and $411,169, respectively, for the comparable periods of the prior year, representing an increase of 122% and 141%, respectively, from the prior year periods. General and administrative expenses increased due to an increase in legal expenses and costs associated with personnel.

Operating expenses for the thirteen and thirty-nine week periods ended September 24, 2000 totaled $807,102 and $2,216,301, respectively, and $284,250 and $680,079, respectively, for the comparable periods of the prior year, representing an increase of 183% and 226%, respectively, from the prior year periods. The Company sustained net losses of $675,065 and $1,692,801 for the thirteen and thirty-nine week periods ended September 24, 2000, respectively, compared to net losses of $84,536 and $397,355, respectively, for the comparable periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At September 24, 2000, the Company had cash and cash equivalents totaling $3,211,136 and working capital of $3,691,266, as compared to $7,952 and $(33,207), respectively, at December 26, 1999. The increase in the Company's cash and working capital positions from December 26, 1999 was due primarily to the receipt by the Company in May, 2000 of $5,696,700 from the private placement of 2,234,000 units consisting of common stock and warrants. The Company sold the units at a price of $2.55 per unit. Each unit consisted of two shares of restricted common stock and one warrant to purchase an additional share of the common stock at a price of $1.25 by March 31, 2001.

Capital expenditures for equipment totaled $169,166, in the thirty-nine week period ended September 24, 2000, compared to $0 in the comparable period of the prior year. The Company does not expect to spend more than $250,000 in total for equipment in the year ending December 31, 2000.

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


FORWARD LOOKING INFORMATION

This Report contains certain forward-looking information statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including statements regarding Medicare reimbursement are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially form those anticipated in such forward-looking statements as a result of various known and unknown factors including, without limitation, future economic, competitive, regulatory and market conditions, future business decisions, the receipt of financing, market acceptance of the Company's products, and those factors discussed in this Report. Words such as "believes," "anticipates," expects," "intends," "may," and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

                          CRYOMEDICAL SCIENCES, INC.
                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

In February 1999, Alan A. Rich, ("Rich"), a former Vice President of Sales and Marketing for the Company, filed a suit against the Company in the Superior Court of the Commonwealth of Massachusetts, Middlesex County, for breach of contract, breach of the covenant of good faith and fair dealing, promissory estoppel and violation of the Maryland Wage Payment and Collection Law based upon the allegations that he was constructively discharged from employment with the Company. After the suit was removed to Federal District Court, the complaint was amended to include two additional causes of action, one related to breach of Rich's stock option plan agreement and another relating to a failure to issue a COBRA notice. The complaint sought appropriate damages. On September 5, 2000, the United States District Court for the District of Massachusetts presided over the motions for summary judgment filed by both the Company and Rich. The Company's motion was granted dismissing the claims regarding Rich's employment contract. Rich's motion was granted for the claims regarding the Maryland Wage and Payment Collection Law, the stock option plan agreement, and COBRA, and damages in the amount of $161,867.30 including interest were awarded to Rich. On September 5, 2000, the Company entered into a Settlement Agreement with Rich, pursuant to which the Company agreed to pay $155,000 in satisfaction of all of Rich's claims.


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


                                                     Cryomedical Sciences, Inc.
                                                     --------------------------
                                                            (Registrant)





Date:  November 7, 2000                           /s/Richard J. Reinhart, Ph.D.
                                                  -----------------------------
                                                      Richard J. Reinhart, Ph.D
                                          President and Chief Executive Officer
                                               (Principal Executive Officer and
                                                   Principal Financial Officer)