Form 10KSB
period 2000-12-31
CRYOMEDICAL SCIENCES INC
filed 2001-04-02
CIK 834365

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                           ------------------------

                                 FORM 10-KSB
(MARK ONE)

    [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000
                                         -----------------

                                       OR

    [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18170
                                                -------

                             ------------------------

                           CRYOMEDICAL SCIENCES, INC.
                 ( Name of Small Business Issuer in its Charter)

              DELAWARE                                         94-3076866
              --------                                         ----------
      (State of Incorporation)         (IRS Employer Identification Number)

     820 BEAR TAVERN ROAD, EWING, NEW JERSEY                      08628
     ---------------------------------------                      -----
     (Address of principal executive offices)                  (Zip Code)

                             ------------------------

          Issuer telephone number, including area code: (609) 771-1100
                                                        --------------

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

      Issuer's revenues for the fiscal year ended December 31, 2000 were $1,189,505.

      As of March 1, 2001, the aggregate market value of voting stock held by nonaffiliates of the registrant was $4,847,450.

      As of March 1, 2001, there were 12,413,209 shares of Common Stock (par value $.001 per share) outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None


==============================================================================

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

      Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, manufacture and marketing of products for use in the fields of cryoablation and preservation of cells, tissues, and organs in low temperature environments.

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

      The Company completed initial development of the AccuProbe in 1992 and has marketed this system to hospitals, surgeons and radiologists in the United States and abroad. In addition to the AccuProbe, the Company sells single use probes and other disposables used with the AccuProbe and offers service warranty contracts. Although the Cryo-Lite received FDA clearance in July 1997 and the Blizzard received FDA clearance in February 1998, no Blizzard or Cryo-Lite devices have been shipped for commercial sale. Sales and other revenues totaled $1,189,505 and $1,776,553 for the twelve-month period ended December 31, 2000 and the twelve-month period ended December 26, 1999, respectively.

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

      The total research and development expenses of the Company for the twelve-month period ended December 31, 2000 were $1,373,500. For the twelve-month period ending December 26, 1999 total research and development expenses were $687,450.

      The Company was incorporated in Delaware in November 1987. BioLife was incorporated in March of 1998. Unless the context requires otherwise, references to the Company include BioLife. The Company's principal executive offices are located at 820 Bear Tavern Road, Ewing, New Jersey 08628 and its telephone number is (609) 771-1100.

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

      In April 1991, the FDA accepted the Company's 510(k) premarket notification for the AccuProbe, thus allowing commercial marketing of the product at the Company's discretion. The prototype of the CMS AccuProbe was first used on patients in October 1991. The commercial development of the CMS AccuProbe was completed in 1992 and marketing of the AccuProbe commenced. In December 1995, the Company received 510(K) marketing approval from the FDA for the two new models of the AccuProbe 500 Series (Model 530 and Model 550), in March 1997 it received such approval for the AccuProbe 600 Series, and in September 1998 it received such approval for the AccuProbe 800 series. The Accuprobe 800 series is in development, represents new technology, and is intended to replace all other AccuProbes, the Blizzard Series and the Cryo-Lite Series. In addition, the Company markets a full complement of accessory products for the AccuProbe which are being marketed along with the AccuProbe system and single-use probes.

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

      The backlog of orders at December 31, 2000 totaled $2,500, as compared to $24,860 at December 26, 1999. The Company expects all of December 31, 2000 back orders to generate revenues in the fiscal year ending December 31, 2001.

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

RESEARCH PROJECT AGREEMENTS

      In January 1997, the Company entered into a Research Project Agreement with Dr. Robert van Buskirk of SUNY, pursuant to which Dr. van Buskirk conducted research at SUNY's Center for Cryobiological Research in Binghamton, New York, with respect to the Solutions. In January 1998 the Agreement with Dr. Robert van Buskirk was extended through September 1, 1999. In January 2000, the Company entered into a Consulting and Proprietary Information Agreement with Dr. van Buskirk, pursuant to which Dr. van Buskirk is engaged as a consultant for a indefinite term unless thirty (30) days written notice of termination is received by either party.

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

MARKETS AND MARKETING

      The Company currently markets its AccuProbe system to hospitals, surgeons, and radiologists through a national sales force and clinical support team. The sales force, covering the U.S. in eight territories, consists of six highly experienced medical technology sales people, supported by two clinical specialists, under the leadership of the Company's Vice President of Sales and Marketing. In November 1998, the Company signed a distribution agreement with Sino America Commerce Corporation for marketing, sales and distribution of its products in Mainland China and other Far East countries. The Company may also arrange with other third parties to market or distribute its products in the United States or other countries.

      The Company has expended significant resources educating surgeons and healthcare professionals in formal training programs as to the uses and benefits of the Company's cryosurgical instrumentation through both in-house educational seminars and practical applications outside the Company's training facility.

      Sales of the AccuProbe are affected by the level of reimbursement by public and private insurers in connection with procedures for which the AccuProbe is utilized. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by some potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe system. Reimbursement of hospitals and urologists by public and private insurers such as Medicare and Blue Cross and Blue Shield is a necessary part of gaining general acceptance for use of the AccuProbe for urological cryosurgery. In 1996 Medicare's Health Care Financing Administration ("HCFA") put into effect a national non-coverage policy in regard to cryosurgical ablation of the prostate. In February 1999, HCFA announced that it was going to provide coverage for cryosurgical ablation of the prostate for localized prostate cancer, effective July 1999. Temporary reimbursement codes and guidelines were subsequently issued by HCFA to be administered on a regional basis. Effective January 2001 HCFA issued a national CPT code for cryosurgical ablation of the prostate. The new national guidelines provide physicians with reimbursement for both primary and salvage prostate cryosurgical procedures.

      In spite of HCFA's activities in regard to reimbursement for cryosurgery of the prostate there can be no assurance that reimbursement will be sufficient to encourage use of the AccuProbe System by hospitals and physicians.

MANUFACTURING

       The Company's manufacturing operations are conducted at its facilities in Baltimore, Maryland, and consist primarily of the purchase and quality control of materials, components and subassemblies, and the final assembly and testing of single-use probes and other accessory products. While the typical lead time required for suppliers varies depending upon the components, the quantity required, and other factors, the lead times in some cases can be as long as three months. However, because the Company typically purchases components in advance in anticipation of future orders, the Company is generally able to deliver single use probes from its inventory within 30 days of its receipt of an order.

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

      The Company anticipates that in the future it will outsource the manufacture of all products. To the extent that other parties are manufacturing parts or subassemblies for the Company, the Company has less control over the quality of products and timeliness of delivery than if manufactured by the Company.

      The Company presently is outsourcing the manufacture of solutions and plans to continue doing so in the future. The Company does not have a written agreement for the manufacture of the solutions, but anticipates entering into a written agreement at such time that large quantities are required. There are multiple sources available from which the Company can obtain the solutions. The solutions are manufactured in accordance with Company formulas under confidentiality agreements.

GOVERNMENTAL REGULATION

      Governmental regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of the Company's products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of medical devices. Foreign sales of medical devices are subject to foreign governmental regulation and restrictions which vary from country to country.

      Medical devices intended for human use in the United States are classified into one of three categories, depending upon the degree of regulatory control to which they will be subject. Such devices are classified by regulation into either class I (general controls), class II (performance standards) or class III (pre-market approval) depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device. Good Manufacturing Practices, labeling, maintenance of records and filings with the FDA also apply to medical devices.

      A subset of medical devices categorized as class I or II devices that were commercially distributed before March 28, 1976 or are substantially equivalent to a device that was in commercial distribution before that date may be marketed after the acceptance of a pre-market notification under a 510(k) exemption. Medical devices that do not meet the criteria for the 510(k) exemption would have to go through a more stringent premarket approval ("PMA") process.

      The process of obtaining FDA and other required regulatory clearances or approvals is lengthy and expensive. There can be no assurance that the Company will be able to obtain necessary clearances or approvals for clinical testing or for manufacturing or marketing of those of its products that currently do not have clearance. Failure to comply with applicable regulatory approvals can, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, governmental regulations may be established which could prevent, delay, modify or rescind regulatory clearance or approval of the Company's products.

      Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the Company's products may be marketed. In addition, to obtain such clearances or approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on the Company. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. There can be no assurance that the Company will be able to obtain regulatory clearances or approvals for products on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

      The following of the Company's products have received 510(k) clearance from the FDA and may be commercially marketed for their cleared indications of use:

      -     AccuProbe 400 Series in April 1991
      -     AccuProbe 500 Series (Models 530 and 550) in December 1995
      -     AccuProbe 600 Series in March 1997
      -     Cryo-Lite Series in July 1997
      -     Blizzard Series in June 1998
      -     AccuProbe 800 Series in September 1998

      The Company will attempt to market its Solutions for organ preservation pursuant to a 510(k) exemption. However, there can be no assurance that the more stringent PMA process will not be required by the FDA. For clinical testing, manufacture or marketing of Solutions for organ transplantation, it is probable that the FDA will require a full review and approval process, either by means of the medical device PMA process, or, in the event the use of Solutions for such a procedure is determined to be a drug, by means of a New Drug Application or a biological Product License Application and Establishment License Application. The inability to obtain, or delays in obtaining, any such required approvals or clearances would materially adversely affect the Company's ability to commence marketing the Solutions for such application.

      In September 1997, the Company was advised by FDA that it could no longer promote its products for gynecological applications which referenced endometrial ablation. It is FDA's opinion that there is not enough clinical data to support the use of cryosurgical techniques in the uterus, specifically endometrial ablation. The Company is complying with this new FDA directive, even though it does have intended use clearance in the field of gynecology.

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

      In total, the Company owns eleven issued U. S. patents and seven issued or allowed foreign patents. At least three additional pending U. S. patent applications have been allowed or have been found to contain patentable subject matter.

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

      With respect to the Company's cryosurgical instrumentation, the Company faces competition from other firms engaged in the business of developing or marketing cryosurgical devices as well as other firms engaged in developing or marketing medical devices that destroy diseased tissues by means other than freezing. The Company is aware that cryogenic devices used to freeze tissue have been available for at least 20 years, although with limited market acceptance. Engaged in the business of developing, manufacturing and marketing of instruments used to freeze tissue are Endocare, Inc., Frigitronics Inc., and Cryogen, Inc., American companies; a German company, Erbe Incorporated; a Israeli company, Galile; a Canadian company Cryocath, Inc.; and Candela Laser Corporation, an American company which distributes products manufactured by Spembly, an English company. The Company's cryosurgical instrumentation also competes with other companies that employ techniques for destroying diseased tissue by, but not limited to, radiofrequency and thermal (hot) devices.

      With respect to the Solutions, the Company also faces competition in the overlapping areas of research with respect to blood substitutes, organ preservation, and hypothermic medicine. Currently, there are four known organ preservation solutions marketed as Viaspan, Collins Solutions, Euro Collins Solutions, and Ringers Lactate solution. These solutions are marketed by DuPont Co. and Barr Laboratories, Inc., Abbott Laboratories, Kendall-McGaw Laboratories, and Baxter, Inc., respectively. The

Company understands that other groups or companies are also researching and developing organ preservation techniques and solutions.

      The Company expects competition to intensify with respect to the areas in which it is involved as technical advances are made and become more widely known.

EMPLOYEES

      The Company's business is highly dependent upon its ability to attract and retain qualified scientific, technical and management personnel. The Company had 14 full-time employees at December 31, 2000. The Company is not a party to any collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company's prior administrative, manufacturing and research and development facilities consisted of approximately 10,000 square feet located in Rockville, Maryland. In May 2000, the Company moved its corporate headquarters to Ewing, New Jersey. The Company rents these new facilities under a five-year lease. Rental expense for facilities for the 12-month period ended December 31, 2000 totaled $135,190.

      In March 1999, the Company's wholly owned subsidiary, BioLife Solutions, Inc., entered into an Incubator License agreement for approximately 859 square feet of space at the State University of New York at Binghamton at a rental of $1,074 per month. BioLife pays an additional $105 per month for the use of furnishings and equipment. The license was originally for a one-year period and has been extended though February 28, 2002.

      In April 2000, the Company entered into a lease for approximately 1,500 square feet of space in Baltimore, Maryland for use as a manufacturing facility. The lease was effective April 22, 2000 through May 15, 2001 at a monthly rental of $750. The lease was subsequently amended to extend through May 14, 2002 and an additional approximately 1,500 square feet was added for an aggregate rental of $1,575. The Company has the right to renew such lease for four consecutive one-year periods.

      Development work on cryosurgical instrumentation was relocated to the State University of New York in Binghamton under an incubator agreement presently being negotiated.

ITEM 3.  LEGAL PROCEEDINGS

      On April 6, 2000, Endocare, Inc. filed a suit against the Company in the United States District Court, Central District of California, alleging that the Company is infringing United States Letters Patent No. 5,647,868 (the "868 patent"), entitled "Cryosurgical Integrated Control and Monitoring System and Method," owned by Endocare, Inc. as assignee, in that the Company is manufacturing, using and selling and offering for sale products embodying the patented invention. The complaint among other things, seeks to enjoin the Company from infringing the 868 patent and to recover lost profits, compensatory damages, treble damage for willful infringement, and costs and attorneys fees. The Company filed an answer to the complaint denying the critical allegations therein and counterclaiming for a declaratory judgment of invalidity, unforceability, and noninfringement of the 868 patent, on the basis of prior art and the fact that the patent applicant, or those acting on his behalf, failed to exercise the duty of candor and to meet the duty of disclosure that is required of those seeking a patent, damages, and reasonable attorneys fees and costs because Endocare's actions make this an exceptional case. In December, 2000, the parties entered into a settlement agreement providing for (a) the cross licensing of certain patents, (b) dismissal of the lawsuit and counterclaim with prejudice, and (c) the filing of a Consent Judgment which (i) states that for purposes of the settlement agreement Cryomedical has stipulated that the Endocare patent is valid and enforceable, (ii) states that Cryomedical has not proved that the Endocare patent is either invalid or unenforceable, and (iii) states that Endocare has not proved that CMS infringed the Endocare patent.

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

                                             Price Range
                                             -----------
                                         High             Low
                                         ----             ---
      Quarter Ended:
      -------------

         March 28, 1999                  1.0312           .0625
         June 27, 1999                    .7031           .2500
         September 26, 1999               .4844           .2500
         December 26, 1999                .5625           .1406

         March 26, 2000                   .7969           .1562
         1 for 5 reverse stock split on
           June 16, 2000
         June 25, 2000                   4.7500           .2500
         September 24, 2000              1.8750           .8750
         December 31, 2000               1.8125           .4062


HOLDERS

      As of March 1, 2001, there were more than 1,100 holders of record of the Common Stock.

DIVIDEND HISTORY AND POLICY

      The Company has never paid cash dividends on its Common Stock and does not anticipate that any cash dividends will be paid for the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The Company is engaged in the research, development, marketing and manufacturing of products for use in the field of cryoablation and preservation of cells, tissues, and organs in low temperature environments. In March 1998 the Company created a wholly owned subsidiary, BioLife Solutions, Inc. for the purposes of commercializing the company's preservative Solutions.

      On July 25, 1996, the Board of Directors of the Company authorized a change in the Company's fiscal year from a period beginning July 1 and ending on June 30 to a variable period that usually ends on the last Sunday of the calendar year. The 52-week year consisted of two four-week and one five-week periods per quarter ending on a Sunday. For the year 2000 and thereafter, the Board of Directors of the Company authorized a change in the Company's fiscal year to correspond to the calendar year with three calendar months in each quarter and the end of each fiscal year being on the last day of the year. The change in the Company's fiscal year conforms to an annual reporting utilized by a majority of the public companies with a sales and marketing focus.

RESULTS OF OPERATIONS

      Throughout the year 2000 the Company continued to have its revenues negatively influenced by the lack of a national HCFA reimbursement CPT code in regard to cryoablation of the prostate. This situation was compounded by the fact that the Company did not have the financial resources until May 2000 to assist in the reestablishment of the many cryosurgical programs it had originally started many years ago. Effective January 2001 HCFA issued a national CPT code for cryosurgical ablation of the prostate. The issuance of this new CPT code we believe has added an additional incentive for physicians to restart their cryosurgical programs.

      After receipt of the funding in May 2000 the Company initiated a rebuilding program in regard to all aspects of its operations Additional personnel were hired in the third and fourth quarters to initiate marketing and sales programs as well as to continue with the development efforts in regard to the Accuprobe 800 series. The Company also intensified its efforts in regard to it overseas marketing and sales efforts.

      The Company has initiated national sales and marketing programs, which are supported by clinical application specialists throughout the United States. Initial results of these programs are positive. The Company's marketing message is being well received and the Company's name is again becoming prevalent in the medical community. It is anticipated that the continuation of these marketing and sales programs, combined with the formal introduction of the new Accuprobe 800 series in June 2001, will result in the Company's reemergence as a major player in the cryosurgery industry.

      The revenues of the Company were also negatively impacted in 2000 by the continuing FDA prohibition on the promotion of cryosurgical techniques that may be used in the uterus, specifically endometrial ablation. The Company is anticipating that this prohibition may be lifted some time this year, although there is no assurance that this will happen

      Sales and other revenues for the year ended December 31, 2000 and the year ended December 26, 1999 are $1,189,505 and $1,776,553, respectively. The decrease in revenue results from a decline in the number of AccuProbe systems sold and fewer procedures performed using single-use AccuProbe accessories. The Company anticipates an increase in revenues in 2001 based upon increased sales of Accuprobe systems and accessories.

      Gross profits for the year ended December 31, 2000 and the year ended December 26, 1999 are $654,374 and $812,101, respectively. Gross profits as a percentage of revenues in 2000 and 1999 were 55% and 46%, respectively. The Company can give no assurance that there will be stabilization in gross profits as a percent of sales during the year ending December 31, 2001.

      Research and development expenses for the year ended December 31, 2000 and fiscal year 1999 were $1,373,500 and $687,450, respectively. The research and development expenses for 2000 were incurred primarily in the continuing development of the Accuprobe 800 Series and the continuing research and development on the Hypothermosol preservative solutions.

      Sales and marketing expenses for the year ended December 31, 2000 and fiscal year 1999 were $465,101 and $355,864, respectively. The trend in increasing sales and marketing expenses is anticipated to continue in future years as the Company retains additional sales and marketing personnel, increases participation in marketing and trade shows, and realizes increases in related travel expenses.

      General and administrative expenses for year ended December 31, 2000 and fiscal year 1999 were $1,685,773 and $913,689, respectively. This increase in general and administrative expenses is primarily due to an increase in legal and consulting expenses, the settlement of a lawsuit with a former employee, and an increase in staff related expenses.

      The Company sustained net losses for the year ended December 31, 2000 and fiscal year 1999 in the amount of $2,771,927 and $1,175,722, respectively. The Company anticipates continuing losses in the year 2001 based upon its planned increases in sales and marketing expenses, and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2000 the Company had cash and cash equivalents totaling $2,150,112 and working capital of $2,666,295. The working capital of the Company was $33,207 at December 26, 1999. The Company's working capital position increased in the year ended December 31, 2000 as a result of the proceeds of $5,397,242 obtained from the May 2000 equity placement, net of a net loss of $2,771,927 during the year.

      Capital expenditures for leasehold improvements, furniture and equipment totaled $185,743 in the year ended December 31, 2000 compared to $0 in fiscal year 1999. The Company has budgeted $500,000 for additional capital expenditures in the year ending December 31, 2001.

      On February 25, 2000, the Company received $500,000 from the sale of promissory notes to two individuals, each note being in the amount of $250,000 and bearing interest at the rate of 10% per annum. The notes were due and payable three years from the date of issuance and, in the event they are outstanding at the time of an equity financing which equals or exceeds $2,500,000 ($500,000 under certain circumstances), together with accrued and unpaid interest, automatically convert into equity securities of the Company on the same terms and conditions provided for in such equity offering. These notes were converted into equity securities upon the completion of the equity financing in May 2000.

       During May 2000, the Company sold 2,234,000 units under unit purchase agreements with each unit consisting of two shares of the Company's common stock and one warrant to purchase a share of Common Stock on or before March 31, 2001 for $1.25 per share. The units were sold for $2.55 ($1.25 per common share plus $.05 per warrant) before expenses of sale.

      The Company anticipates that its current cash balances will be sufficient to meet its cash requirements into September 2001. Additional capital will be necessary to ensure the Company's viability. In this respect, the Company currently is pursuing an additional equity financing. There can be no assurance that any such transaction will be available on terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995; RISK FACTORS

      This Annual Report on Form 10-K and other reports, releases, and statements (both written and oral) issued by the Company and its officers from time to time may contain statements concerning the Company's future results, future performance, intentions, objectives, plans, and expectations that are deemed to be "forward-looking statements." Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance, and achievements may differ significantly from those discussed or implied in the forward-looking statements as a result of a number of known and unknown risks and uncertainties including, without limitation, those discussed below and in "Management's Discussion and Analysis or Plan of Operation." In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

      The risks presented below may not be all of the risks the Company may face. These are the factors that the Company believes could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on the Company's business and financial performance. The industry that the Company competes in is very competitive and changes rapidly. Sometimes new risks emerge and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

HISTORY OF LOSSES. The Company has incurred annual operating losses since inception, and expects to continue to incur operating losses because new products will require substantial development, clinical, regulatory, manufacturing, marketing and other expenditures. For the fiscal years ended December 31, 2000 and December 26, 1999, the Company had net losses of $2,771,927 and $1,175,722, respectively. As of December 31, 2000, the Company's accumulated deficit was $33,300,727. The Company may not be able to successfully develop or commercialize its current or future products, achieve significant revenues from sales or procedures, or achieve or sustain profitability. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure and obtaining additional financing adequate to fulfill its research and development activities to continue refining its existing products and developing and commercializing new products.

UNCERTAIN MARKET ACCEPTANCE FOR CRYOSURGERY; NEED FOR INSURANCE REIMBURSEMENT. The Company's ability to successfully market its cryosurgical devices is dependent upon acceptance of cryosurgical procedures in the United States and certain international markets. Cryosurgery has existed for many years, but has not been widely accepted due to cost, competing products and limited reimbursement by third party payers. In the United States, health care providers, such as hospitals and physicians, that purchase the Company's cryosurgical products generally rely on third party payers, principally Federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of medical procedures involving such products. In 1996, Medicare's Health Care Financing Administration ("HCFA") put into effect a national non-coverage policy with regard to cryoablation of the prostate. In February, 1999, HCFA reversed field and announced that, effective July, 1999, it was going to provide coverage for cryosurgery of the prostate for localized prostate cancer. Effective January 2001, HCFA issued a National CPT Code for cryosurgical ablation of the prostate. The new guidelines provide physicians with reimbursement for both primary and salvage prostate cryosurgical procedures. Certain private health insurance companies pay for procedures in which the Company's products are used in certain areas of the United States, but private insurance reimbursement may not be adopted nationally or by additional insurers. Reimbursement from Medicare or private insurers may not be sufficient to induce physicians to perform, or patients to elect, cryosurgery. The acceptance of cryosurgery by the general population may be negatively affected by its price, concerns relating to its safety and efficacy, the accepted effectiveness of alternative methods, and the level of reimbursement from private insurers. Any future reported adverse events or other unfavorable publicity involving patient outcomes from the use of cryosurgery, whether from the Company's products or the products of the Company's competitors, could also adversely affect acceptance and reimbursement for cryosurgery. Emerging new technologies and procedures also may negatively affect the market acceptance of cryosurgery.

NEED TO DEVELOP EFFECTIVE SOLUTIONS. The Company's growth depends, in part, on continued ability to successfully develop, commercialize and market the Company's Solutions. Clinical trials may identify significant technical or other obstacles that must be overcome prior to obtaining necessary regulatory approvals. Even if the Solutions overcome these obstacles, they will not be used unless they present an attractive alternative to competitive products and the benefits and cost savings achieved through their use outweigh the cost of the Solutions. The Company believes that recommendations and endorsements of physicians will be essential for market acceptance of the Solutions.

NEED FOR ADDITIONAL FINANCING.        The Company believes that its existing
cash resources and anticipated cash flow from future operations will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs into September 2001. The Company expects that to execute is operating plan it will need to raise substantial additional funds through the sale of equity securities, the incurrence of debt, or through collaborative arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products or marketing territories. The failure to raise capital when needed could have a significant negative effect on the Company's financial condition.

COMPETITION.    Currently, the Company markets cryosurgical systems.
Significant competitors in the area of cryosurgical instrumentation include Endocare, Inc., Frigitronics Inc., and Cryogen, Inc., American companies; a German company, Erbe Incorporated; a Israeli company, Galile; a Canadian company Cryocath, Inc.; and Candela Laser Corporation, an American company which distributes products manufactured by Spembly, an English Company. The Company's cryosurgical instrumentation also competes with other companies that employ techniques for destroying diseased tissue by, but not limited to, radiofrequency and thermal (hot) devices. With respect to the Solutions, the Company also faces competition in the overlapping areas of research with respect to cell, tissue and organ preservation, organ transplantation, and hypothermic medicine. Currently, there are four known organ preservations solutions marketed as Viaspan, Collins Solutions, Euro Collins Solutions, and Ringers Lactate solution. These solutions are marketed by DuPont Co. and Barr Laboratories, Inc., Abbott Laboratories, Kendall-McGaw Laboratories, and Baxter, Inc., respectively. The Company understands that other groups or companies are also researching and developing organ preservation techniques and solutions.

      Many of the Company's competitors are significantly larger than the Company and have greater financial, technical, research, marketing, sales, distribution and other resources than the Company. Additionally, the Company believes there will be intense price competition with respect to the Company's products. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any that are being developed or marketed by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing, or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that, even if the Company is able to compete successfully, that it would do so in a profitable manner.

TECHNOLOGICAL OBSOLESCENCE.    The medical device industry is characterized by
rapid technological change, changing customer needs, and frequent new product introductions. The development by others of new or improved products, processes or technologies may make the Company's current or proposed products obsolete or less competitive.

RELIANCE ON KEY PERSONNEL.     The Company's future success depends to a
significant degree upon the continued service of Richard J. Reinhart, Ph.D., the President and CEO of the Company, and John G. Baust, Ph.D., the Company's CSO. The Company does not have key man insurance on either of their lives. The Company's future success also depends on its continuing ability to attract, retain and motivate highly qualified technical, managerial and sales personnel. The inability to retain or attract qualified personnel could have a significant negative effect upon the Company's financial condition.

GOVERNMENT REGULATION.         Government regulation in the United States and
other countries is a significant factor affecting the research and development, manufacture and marketing of the Company's products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of medical devices. Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions which vary from country to country. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The Company may not be able to obtain necessary approvals for clinical testing or for the manufacturing or marketing of its products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. In addition, governmental regulations may be established which could prevent, delay, modify or rescind regulatory approval of the Company's products. Any such position by the FDA, or change of position by the FDA, may adversely impact the Company's business and financial condition. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the Company's products may be marketed. In addition, to obtain such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on the Company. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company may not be able to obtain regulatory approvals for its products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on the Company's financial condition.

PRODUCT LIABILITY CLAIMS AND UNINSURED RISKS.    The manufacture and sale of
medical products entails significant risk of product liability claims or product recalls. The Company's existing insurance coverage limits may not be adequate to protect the Company from any liabilities it might incur in connection with clinical trials or sales of products. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a significant negative effect on the Company's business and financial condition.

RISKS RELATED TO HEALTH CARE REFORM.    Political, economic and regulatory
influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that the Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private purchasing groups, price controls, and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. The Company cannot predict what impact the adoption of any Federal or state health care reform measures, future private sector reform or market forces may have on the Company's business.

PATENT AND PROPRIETARY RIGHTS.    The Company's ability to effectively compete
may depend upon the proprietary nature of its technologies. The Company owns several patents and has other applications pending. The Company expects to file additional patent applications in the future. There can be no assurance, however, that other companies are not investigating or developing other technologies that are similar to the Company's technologies, or that any additional patents will be issued to the Company or that such patents will afford the Company sufficiently broad patent coverage to provide any significant deterrent to competitive products. Even if a competitor's products were to infringe products owned by the Company, it could be very costly for the Company to enforce its rights in an infringement action. The validity and enforceability of such patents may be significant to the Company and may be important to the success of the Company. The Company, however, believes that the best protection of proprietary technology comes from market position, technical innovation and product performance. There can be no assurance that any of these will be realized or maintained by the Company.

        Third parties may claim that the Company's products infringe their intellectual property rights. If valid patents are infringed, the patent owner will be able to prevent the future use, sale and manufacture of the subject products by the Company and also will be entitled to damages for past infringement and license fees or royalties on future sales of the infringing components of its systems. Infringement of any patents also may render the Company liable to purchasers and end-users of the infringing products. If a patent infringement claim is asserted against the Company, then, whether or not the Company is successful in defending such claim, the defense of such claim may be very costly. While the Company is unable to predict what such costs, if any, will be incurred if the Company is obligated to devote substantial financial or management resources to patent litigation, its ability to funds its operations and to pursue its business goals may be substantially impaired.

RESEARCH AND DEVELOPMENT.    The Company is active in research and development
of new products and technologies. The Company's research and development efforts may not lead to the successful introduction of new or improved products. The Company may encounter delays or problems in connection with its research and development efforts. New products often take longer to develop, have fewer features than originally considered desirable and achieve higher cost targets than initially estimated. There may be delays in starting volume production of new products and new products may not be commercially successful. Products under development are often announced before introduction and these announcements may cause customers to delay purchases of existing products until the new or improved versions of those products are available. Delays or deficiencies in development, manufacturing, delivery of or demand for new products or of higher cost targets could have a negative effect on the Company's business, operating results or financial condition.

MANUFACTURING.    The Company assembles its products at its facilities in
Baltimore, Maryland. If use of the Company's manufacturing facilities were interrupted by natural disaster or otherwise, the Company's operations could be negatively affected until the Company could establish alternative production operations. In addition, the Company may experience production difficulties and product delivery delays in the future as a result of changing process technologies, ramping production, installing new equipment at its manufacturing facilities, and shortage of key components.

        The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's Good Manufacturing Practices regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Failure to increase production volumes in a timely or cost-effective manner or to maintain compliance with the FDA's Good Manufacturing Practices or other regulatory requirements could have a significant negative effect on our financial condition.

DEPENDENCE ON SUPPLIERS.    The Company relies on outside suppliers for all of
its manufacturing supplies, part and components. Most parts and components used by the Company currently are available from multiple sources. However certain components, such as liquid nitrogen dewars and probe tips, currently are available from a limited number of sources. The Company does not have long-term agreements with all of these suppliers. To date, the Company has been able to obtain adequate supplies of such components in a timely manner from its existing sources. Although the Company believes it could develop alternative sources of supply for most of these components within a reasonable period of time, there can be no assurance that, in the future, its current or alternative sources will be able to meet all of the Company's demands on a timely basis. Unavailability of necessary parts or components could require the Company to re-engineer its products to accommodate available substitutions which would increase costs to the Company and/or have a material adverse effect on manufacturing schedules, products performance and market acceptance.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CRYOMEDICAL SCIENCES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                             Page Number


Independent Auditor's Report                                     19

Consolidated Balance Sheet                                       20

Consolidated Statements of Operations                            21

Consolidated Statements of Cash Flows                            22

Consolidated Statements of Changes in Stockholders' Equity       23

Notes to Consolidated Financial Statements                    24-36

                          Independent Auditor's Report



To the Board of Directors and Stockholders of CRYOMEDICAL SCIENCES, INC.
Ewing, New Jersey


We have audited the accompanying Consolidated Balance Sheet of Cryomedical Sciences, Inc. and Subsidiary as of December 31, 2000, and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity for the years ended December 31, 2000 and December 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cryomedical Sciences, Inc. and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and December 26, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and may not have sufficient liquidity to meet its financial obligations in the future. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ARONSON, FETRIDGE & WEIGLE




Rockville, Maryland
February 16, 2001

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                December 31,
                                                                                   2000
                                                                                   ----
ASSETS

Current assets
     Cash and cash equivalents                                                $   2,150,112
     Receivables, net of allowance for doubtful accounts of $13,018                  86,956
     Inventories                                                                    653,945
     Prepaid expenses and other current assets                                      135,547
                                                                             --------------


          Total current assets                                                    3,026,560

Fixed assets, net of accumulated depreciation and amortization of $1,879,927        433,655
Intangible assets, net of accumulated amortization of $46,634                       512,320
Other assets                                                                         16,284
                                                                             --------------


          Total assets                                                        $   3,988,819
                                                                             ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                         $     120,066
     Accrued expenses                                                               225,195
     Accrued warranty costs                                                           4,146
     Note payable                                                                    10,858
                                                                             --------------


          Total current liabilities                                                 360,265
                                                                             --------------


          Total liabilities                                                         360,265
                                                                             --------------

Stockholders' equity
     Preferred stock, $.001 par value per share,
      1,000,000 authorized; 0 shares issued and outstanding                          -
     Common stock, par value $.001 per share,
      25,000,000 shares authorized; 12,413,209 shares issued and outstanding         12,413
     Additional paid-in capital                                                  36,916,868
     Accumulated deficit                                                        (33,300,727)
                                                                             --------------

          Total stockholders' equity                                              3,628,554
                                                                             --------------

          Total liabilities and stockholders' equity                          $   3,988,819
                                                                             ==============



   The accompanying notes are an integral part of these financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year ended
                                            December 31,          December 26,
                                         --------------------    ----------------

                                                2000                   1999
                                                ----                   ----
Revenues
 Product sales                           $           586,401     $     1,045,869
 Services and other                                  603,104             730,684
                                         --------------------    ----------------

Total Revenue                                      1,189,505           1,776,553

Cost of sales
 Product sales                                       305,679             585,047
 Services and other                                  229,452             379,405
                                         --------------------    ----------------

Total cost of sales                                  535,131             964,452

Gross profit                                         654,374             812,101

Expenses
 Research and development                          1,373,500             687,450
 Sales and marketing                                 465,101             355,864
 General and administrative                        1,685,773             913,689
                                         --------------------    ----------------

Total expenses                                     3,524,374           1,957,003
                                         --------------------    ----------------

Operating loss                                    (2,870,000)         (1,144,902)
 Interest income                                     156,116               2,502
 Interest expense                                    (58,043)            (33,322)
                                         --------------------    ----------------

Net loss                                 $        (2,771,927)    $    (1,175,722)
                                         ====================    ================

Basic net loss per common share          $             (0.28)    $         (0.17)
                                         ====================    ================


Weighted average number
of common shares outstanding                       9,921,056           6,728,778
                                         ====================    ================



   The accompanying notes are an integral part of these financial statements.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended
                                                                    December 31,      December 26,
                                                                   ---------------   ---------------
                                                                       2000              1999
                                                                       ----              ----

Cash flows from operating activities:
     Net loss                                                      $   (2,771,927)   $   (1,175,722)

Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation                                                       231,961           271,307
       Amortization                                                        34,213            12,421
       Provision for bad debts                                             31,764            84,148
       Write-off of accounts receivable                                   (33,697)         (749,855)
       Stock based compensation                                            23,586                 -
       Sale of rental equipment                                                 -            14,548
       Loss on disposal of fixed assets, net                               14,579                 -
       Changes in operating assets and liabilities:
         Decrease in receivables                                          161,413           906,044
         Decrease in inventories                                          298,353           273,684
         (Increase) decrease in prepaid and other current assets          (56,175)            1,138
         (Increase) decrease in other assets                               (7,956)           10,399
         (Decrease) increase in accounts payable                         (528,512)           55,557
         (Decrease) increase in accrued expenses                         (259,278)          117,369
         Decrease in unearned revenue                                     (19,608)          (41,231)
         Decrease in warranty reserves                                          -           (11,400)
         Decrease in accrued warranty costs                                (9,949)          (16,180)
         Decrease in deferred rent                                         (7,399)          (18,485)
                                                                   ---------------   ---------------

Net cash used in operating activities                                  (2,898,632)         (266,258)
                                                                   ---------------   ---------------

Cash flows from investing activities:
     Increase in intangibles                                              (15,000)         (220,218)
     Purchase of fixed assets                                            (185,743)                -
                                                                   ---------------   ---------------

Net cash used in investing activities                                    (200,743)         (220,218)
                                                                   ---------------   ---------------

Cash flows from financing activities:
     Issuance of preferred stock                                                -           400,000
     Issuance of common stock                                           5,397,242                 -
     Decrease in short-term credit facility                              (120,000)                -
     Principal payments on capital leases and notes payable               (35,707)          (40,755)
                                                                   ---------------   ---------------

Net cash provided by financing activities                               5,241,535           359,245
                                                                   ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                    2,142,160          (127,231)

Cash and cash equivalents at beginning of period                            7,952           135,183
                                                                   ---------------   ---------------

Cash and cash equivalents at end of period                         $    2,150,112    $        7,952
                                                                   ===============   ===============


Supplemental Cash Flow Information:
          Cash paid for interest                                   $       30,883    $       33,322
                                                                   ===============   ===============

Supplemental Schedule of Non-Cash Investing and Financing
   Activities:
          Common Stock issued for legal settlement in perfecting
            patent rights, capitalized as intangible assets        $      161,256    $      162,480
                                                                   ===============   ===============


The accompanying notes are an integral part of these financial statements.

                   CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                           Common stock           Convertible Preferred Stock
                                                     ------------------------     ---------------------------
                                                        Shares       Amount         Shares           Amount
=================================================================================================================

Balance, December 27, 1998                             6,690,889    $ 6,691               128        $    -


Issuance of Series E Convertible Preferred Stock               -          -               256             -

Issuance of common stock - settlement                     80,000         80                 -             -

Net loss                                                       -          -                 -             -


-----------------------------------------------------------------------------------------------------------------

Balance, December 26, 1999                             6,770,889      6,771               384             -


Issuance of common stock - offering                    4,754,320      4,754                 -             -

Issuance of common stock - settlement                    120,000        120                 -             -

Issuance of warrants and options                               -          -                 -             -

Conversion of preferred shares                           768,000        768              (384)            -

Net loss                                                       -          -                 -             -


-----------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                            12,413,209    $12,413                 -       $     -

=================================================================================================================



                                                    Additional                              Total

                                                     paid-in         Accumulated         stockholders'

                                                     capital            deficit             equity
======================================================================================================
Balance, December 27, 1998                          $  30,778,026   $    (29,353,078)   $ 1,431,639


Issuance of Series E Convertible Preferred Stock          400,000                  -        400,000

Issuance of common stock - settlement                     162,400                  -        162,480

Net loss                                                        -         (1,175,722)    (1,175,722)


------------------------------------------------------------------------------------------------------

Balance, December 26, 1999                             31,340,426        (30,528,800)       818,397


Issuance of common stock - offering                     5,392,488                  -      5,397,242

Issuance of common stock - settlement                     161,136                  -        161,256

Issuance of warrants and options                           23,586                  -         23,586

Conversion of preferred shares                               (768)                 -              -

Net loss                                                        -         (2,771,927)    (2,771,927)


------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                          $  36,916,868   $    (33,300,727)   $ 3,628,554

=======================================================================================================



   The accompanying notes are an integral part of these financial statements.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       (A) Organization and condition of the Company

           The Company was organized November 5, 1987, as a Delaware corporation. On March 5, 1998, BioLife Solutions, Inc. (BioLife) was incorporated under the laws of the State of Delaware and is wholly owned by the Company.

            Cryomedical Sciences, Inc. (the Company) is engaged in the research and development of products for use in the field of cryoablation and preservation of cells, tissues, and organs in low temperature environments. The Company is engaged in the development, manufacturing and marketing of cryosurgical devices used to freeze and destroy diseased tissue through the application of subfreezing temperatures. The first such device was shipped in June 1992. Hypothermic solutions, being developed by the Company's subsidiary, may allow heretofore difficult or impossible surgical techniques to be performed and may be useful in increasing the period in which organs may be preserved for transplantation.

            The Company's management has estimated that it does not believe it has sufficient funds to meet its obligations through the end of fiscal year 2001. The Company has experienced recurring operating losses and continuing negative cash flows from its business activities. Additionally, past and expected future revenue is based upon cryomedical devices used to freeze and destroy diseased tissue. There can be no assurance that this technology will continue to be attractive to the market or that procedures performed using the technology will be subject to reimbursement by public and private insurers. The Company is currently developing a market for its hypothermic solutions and has been awarded grants from two agencies of the United States government. One grant from the National Sciences Foundation for $100,000 was substantially funded and recognized in 2000. The second and third grants from the United States Department of Health and Human Services for a combination of $189,747 were funded, in part, through December 31, 2000. The remaining funds for these grants should be fully funded and recognized in 2001. The Company anticipates additional grants to be awarded. Except for the proceeds from the sale of its products and issuance of equity securities, the Company has no other major sources of liquidity. Management intends to fund its operations, including future research and development, through the profitable sales of the Company's products and services, and continues to search for additional financing, either in the form of debt or the sale of equity securities.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

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

       (B) Principles of consolidation

           The financial statements include the accounts of Cryomedical Sciences, Inc., and its wholly owned subsidiary BioLife. All significant intercompany accounts and transactions have been eliminated in consolidation.

       (C) Change in fiscal year end

           Effective in 2000, the Company changed its fiscal year from at 52-53 week year ending on the Sunday closest to December 31 to a calendar year ending on December 31. The change in fiscal year did not have a material effect on consolidated financial condition, results of operations or cash flows for the year 2000.

       (D) Basic net loss per share

           The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has incurred losses, fully diluted per share amounts are not presented. If fully diluted per share amounts were reported, options and warrants would be considered in the computations as dilutive common stock equivalents.

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

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

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

       (I) Warranties

           The Company generally warrants its United States sales of Accuprobe consoles for one year. The estimated cost to repair or replace systems under warranty is provided by charges to cost of sales in the period in which the system is shipped.

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

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (L) Employee stock options

           The Company has chosen to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

       (M) Fair value of financial instruments

           The fair value of the financial instruments included in the consolidated financial statements, except as otherwise discussed in the notes to financial statements, approximates their carrying value.

       (N) Business segments

           As described in (A) above, the Company's activities are directed at the fields of cryoablation devices and hypothermic solutions. These activities are conducted independently within the Company and represent separate business segments. The Company has not included separate segment disclosures because of the relative insignificance of the revenues, expenses, and assets associated with its hypothermic solutions segment.

NOTE 2 - INVENTORIES


       Inventories consist of the following at December 31, 2000:

           Raw materials and purchased parts             $  264,254
           Work in process                                    9,643
           Finished goods                                   380,048
                                                         -----------

                                                         $  653,945
                                                         ===========

NOTE 3 - PROPERTY AND EQUIPMENT



       Property and equipment consist of the following at December 31, 2000:

            Leasehold improvements                                     $     1,377
            Furniture and office equipment                                 155,216
            Manufacturing and other equipment                            2,156,989
                                                                       -----------
                                                                         2,313,582
            Less accumulated  depreciation and amortization             (1,879,927)
                                                                       -----------

                                                                       $   433,655
                                                                       ===========

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

NOTE 4 - INTANGIBLE ASSETS

       The Company perfected its rights to a patent on the cryoprobe during 1999. Legal and other costs associated with this action were capitalized and are being amortized on a straight-line basis over the remaining life of the patent of 168 months (Note 10). Intangible assets at December 26, 2000 are as follows:

            Patents                                       $  588,954
            Less:  Accumulated amortization                  (46,634)
                                                          ----------

                                                          $  512,320
                                                          ==========

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999


NOTE 5 - INCOME TAXES

      The Company has not realized any taxable income since its inception and as of December 31, 2000, has net operating loss carryforwards for both federal and state tax purposes and research and development (R&D) tax credit carryforwards for federal income tax purposes approximately as follows:

                                                               Net         R&D
             Year of                                        Operating      Tax
           Expiration                                        Losses      Credits
           ----------                                   -------------  -------------

              2003                                      $     76,000   $       -
              2004                                           472,000          20,000
              2005                                         1,747,000          42,000
              2006                                         2,523,000          88,000
              2007                                         4,505,000         125,000
              2008                                         5,893,000         150,000
              2009                                         1,431,000         114,000
              2010                                         1,562,000         145,000
              2011                                         5,137,000          33,000
              2012                                         1,570,000           -
              2018                                         1,260,000           -
              2019                                         1,175,000           -
              2020                                         2,758,000           -
                                                         -----------   -------------

                Total                                   $ 30,109,000   $     717,000
                                                        ============   =============

      At December 31, 2000, the Company has a deferred tax asset related primarily to the net operating loss carryforward and the R&D tax credit carryforward of approximately $11,947,000, against which the Company has provided an allowance for the full amount as management has determined that more likely than not the deferred tax asset will not be realized.

      In the event of a significant change in the ownership of the Company, the utilization of such loss and tax credit carryforwards could be substantially limited.

NOTE 6 - STOCKHOLDERS' EQUITY

      On October 20, 1998, the Company entered into an agreement for the private placement of 384 Series E Units. Each Unit consisted of one share of Series E Convertible Preferred Stock (the "Series E Preferred Stock"), convertible into 2,000 shares of common stock and a warrant to purchase 1,000 shares of common stock at $1.25 per share. The net proceeds of the offering totaled $600,000, of which $200,000 was received in 1998 and the remaining $400,000 was received on February 10, 1999.

      On June 16, 2000, the Company amended its Certificate of Incorporation to effect a one-for-five reverse stock split and reduced the number of authorized shares of common stock from 50 million shares to 25 million shares. It also reduced the number of authorized shares of preferred stock, par value $.001 per share, from 9,378,000 shares to 1 million shares. In connection with the reverse stock split, each share of Series E Preferred Stock was converted into 2,000 shares of Common Stock for a total of 768,000 shares.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

All references in the financial statements and related notes to shares and per share information for all years presented have been adjusted to reflect the reverse stock split.

      The Company has granted options and warrants to consultants and others who have provided, or will provide, services to the Company at an exercise price per share not greater than the market price of the common stock on the date of grant. The expiration of such options and warrants range from one to ten years with various vesting arrangements.

      In August 1998, the Company granted warrants to two consultants to the Company to purchase 1,296,000 shares of the Company's common stock at a price of $1.25 per share. The fair value of the Company's common stock at the date of the grant was $.781. The warrants are exercisable immediately after issuance and until the termination date of August 30, 2008.

      In 1999, the Company granted warrants to an investor to purchase 384,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are contingent and are exercisable only upon the grantee providing access to funding through a new common stock offering. No funding has been provided and the Company does not anticipate that these warrants will become exercisable. The Company also granted additional warrants to purchase 2,000 shares of the Company's common stock at a price of $2.00 for prior work performed. The market price of the Company's common stock at the date of the grant was $2.00. The warrants are exercisable 500 immediately, 1,000 in one year and 500 in two years from the date of the grant.

       On February 25, 2000, the Company entered into two Note Purchase Agreements with subscribers wherein the Company issued to the subscribers promissory notes aggregating $500,000, bearing interest at 10% per annum, due and payable three years from the date of issuance. The promissory notes plus accrued interest thereon were converted into common stock of the Company on April 10, 2000.

       During May 2000, the Company sold 2,234,000 units under unit purchase agreements with each unit consisting of two shares of the Company's common stock and one warrant to purchase a share of Common Stock on or before March 31, 2001 for $1.25 per share. The units were sold for $2.55 ($1.25 per common share plus $.05 per warrant) before expenses of sale.

      During 2000, the Company granted a ten year warrant to acquire 25,000 shares of the Company's common stock for $1.25 per share to an employee as consideration for the Company's right to the use of a patent.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

      The following table summarizes warrant activity for the years ended December 31, 2000 and December 26, 1999:

                                                  Year Ended              Year Ended
                                              December 31, 2000       December 31, 1999
                                            ----------------------  ----------------------
                                                           Wgtd.                   Wgtd.
                                                           Avg.                    Avg.
                                             Shares      Exercise    Shares      Exercise
                                            --------      Price     --------      Price
                                                         ---------               ---------

          Outstanding at beginning of year   1,743,000    $ 1.59     1,357,000   $  1.69
          Granted                            2,259,000      1.25       386,000      1.25
          Exercised                              -           -           -           -
          Cancelled                              -           -           -           -
                                             ----------   ------     ---------    ------
          Outstanding at end of year         4,002,000    $ 1.40     1,743,000    $ 1.59
                                             ==========   ======     ==========   ======

          Warrants exercisable at year end   3,617,500    $ 1.41     1,357,500   $  1.69
                                             ==========   ======     ==========   ======

      Stock Compensation Plans

      The Company's 1988 Stock Option Plan was approved and adopted by the Board of Directors in July 1988 and had a term of ten years. The plan expired in 1998. The options are exercisable for up to ten years from the grant date.

      During 1998, the Company adopted the 1998 Stock Option Plan. Under the 1998 Stock Option Plan, an aggregate of 4,000,000 shares of common stock are reserved for issuance upon the exercise of options granted under the plan. The purchase price of the common stock underlying each option may not be less than the fair market value at the date the option is granted (110% of fair market value for optionees that own more than 10% of the voting power of the Company). The options are exercisable for up to ten years from the grant date. The plan expires August 30, 2008.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

      The following table provides information pertaining to stock options under both plans:


                                                     Year Ended              Year Ended
                                                   December 31, 2000       December 26, 1999
                                                 ----------------------  ----------------------
                                                             Wgtd. Avg.              Wgtd. Avg.
                                                              Exercise                Exercise
                                                 Shares        Price      Shares       Price
                                                ---------    ---------   --------    ---------

     Outstanding at beginning of year          2,588,840     $  1.95    2,614,920    $  2.25
     Granted                                     125,000        1.25       40,000       1.25
     Exercised                                      -              -         -            -
     Cancelled                                  (200,780)       1.80      (66,080)      8.50
                                               ----------    -------    ----------   ---------
     Outstanding at end of year                2,513,060     $  2.04    2,588,840    $  1.95
                                               ==========    =======    ==========   =========

     Stock options exercisable at year end     2,403,560     $  1.94    2,416,840    $  1.75
                                               ==========    =======    ==========   =========

      The following table summarizes information about stock options outstanding at December 31, 2000:

     Range of              Number           Weighted Average
     Exercise            Outstanding           Remaining        Weighted Average
      Prices         at December 31, 2000   Contractual Life     Exercise Price
-----------------    --------------------   ----------------    ----------------
    $  1.25               2,248,000                 7.75            $  1.25
       2.50 - 10.94         265,000                 5.01               8.75
      16.88                      60                 4.08              16.88
                          ---------                 ----              -----

                          2,513,060                 7.46               2.04
                          =========                 ====              =====

             Number Exercisable at      Weighted Average
               December 31, 2000         Exercise Price
             ---------------------      ----------------
                   2,403,560                 1.94

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

      The Company uses the intrinsic value method in Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock options and warrants. Had compensation cost for the Company's stock options and warrants been determined based on the fair value method under Financial Accounting Standards Board Statement No. 123, the Company's net loss and loss per share for the years ended December 31, 2000 and December 26, 1999, would have been the pro forma amounts indicated below:


                                                              2000         1999
                                                          ------------  ------------

            Net loss to common shareholders
              As reported                                 $(2,771,927)  $(1,175,722)
              Pro forma                                    (3,084,726)   (1,194,178)

            Net loss per basic common share
              As reported                                        (.28)         (.17)
              Pro forma                                          (.31)         (.18)


      The fair value of each option/warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 2000 and 1999: expected volatility of 93 percent; risk-free rate of approximately 5.3 percent; and expected lives of ten years.

Stockholder Rights Plan

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

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

      The Stockholder Rights Plan was amended on April 7, 2000 to provide, in essence, that the rights would expire upon the consummation of a financing transaction involving the placement of units of equity securities of the Company in conjunction with a reverse stock split, each unit consisting of two (2) shares of Common Stock and one (1) warrant to purchase a share of Common stock at $.25 (pre-reverse stock split), at a price of $.51 per unit (pre-reverse split) (the "Equity Financing"). The Equity Financing was consummated in June 2000 and the Rights expired.

NOTE 7 - RELATED PARTY TRANSACTIONS

      The Company incurred $261,271 and $49,985 in legal fees during the years ended December 31, 2000 and December 26, 1999, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner.

      The Company incurred $60,000 and $34,750 of human resources consulting fees during the years ended December 31, 2000 and December 26, 1999, respectively, for services provided by the spouse of an officer, director, and stockholder of the Company.

      During the year ended December 31, 2000, the Company paid $13,000 in consulting fees to the son of an officer, director, and stockholder of the Company.

NOTE 8 - COMMITMENTS

      (A)    Leases

             The Company rents office space as lessee under a five year operating lease that commenced May 1, 2000. The lease requires monthly payments of $3,717 plus the Company's pro-rata share of the landlord's expense in the operation of the property and a management fee not to exceed 5% of the base rent.

           Rental expense for facilities and equipment operating leases for the years ended December 31, 2000 and December 26, 1999, totaled $135,190 and $160,516, respectively. Future minimum lease obligations each year under this noncancelable operating lease are $44,602 through 2004 and $14,867 in 2005.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

NOTE 8 - COMMITMENTS (CONTINUED)

      (B)  Employment agreement

      The Company has an employment agreement with a key executive officer which expires on September 30, 2001. In addition to an annual base salary of $180,000, the agreement provides for an automobile allowance and certain pre-determined bonuses based on various approvals and shipments of new products. The agreement may be extended for two additional one-year periods under the same terms.

      (C) In March 1999, BioLife signed an Incubator Licensing Agreement with SUNY whereby BioLife will conduct research and development in the field of cryogenic science and in particular solution technology. The Company will pay the University $1,005 per month during the five year term of the License and all inventions conceived as a result of these research and development efforts will belong to BioLife.

NOTE 9 - NOTE PAYABLE

      At December 31, 2000, note payable consists of a note agreement with a bank with a remaining balance of $10,858. The note is secured by an automobile and requires monthly payments of $1,033. The note bears interest at 9.153% and matures in November 2001.

NOTE 10 - LITIGATION

      On July 12, 1999, the Company entered into a Settlement Agreement with Concept Group, Inc. (Concept) in connection with a lawsuit filed in June 1997 by Concept against the Company in the United States District Court for the Eastern District of Pennsylvania. Pursuant to the Settlement Agreement, in addition to granting to Concept a world-wide, non-transferable, royalty-free license to make, have made, sell, use, import, manufacture, produce and/or market cryogenic surgical instruments based upon the techniques and specifications as described and detailed in U.S. Patent Number 5,573,532, the Company (a) issued to Concept and its attorney an aggregate of 80,000 shares of the Company's common stock (the Initial Shares), and (b) if the aggregate average cash value (as defined in the Settlement Agreement) of the Initial Shares is less than $550,000 one year from the execution of the Settlement Agreement, agreed to issue such additional shares of common stock (up to a maximum of 120,000 shares) (Contingent Shares) such that the total shares issued (initial shares plus contingent shares) shall be worth not less than $550,000. On July 12, 2000, 120,000 shares were issued to Concept in accordance with the agreement. The legal and settlement costs incurred to perfect the patent rights have been capitalized as an intangible asset on the Balance Sheet (Note 4).

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

NOTE 10 - LITIGATION (CONTINUED)

      In February 1999, Alan A. Rich, formerly Vice President of Sales and Marketing for the Company, filed a suit against the Company in the Superior Court of the Commonwealth of Massachusetts, Middlesex County, for breach of contract, breach of the covenant of good faith and fair dealing, promissory estoppel and violation of the Maryland Wage Payment and Collection Law based upon an allegation that the Company constructively discharged the plaintiff from his employment with the Company, breach of Rich's stock option agreement and failure to issue a COBRA notice. In early 2000, the Company paid Rich $91,719 to satisfy his claim for unpaid compensation, vacation time and expenses plus prejudgment interest on that claim as discovery indicated there was no viable defense to the claim. On September 5, 2000, the Court found in part, on the other matters, in favor for the plaintiff. Under an agreement whereby both parties agreed to waive their right to appeal, the Company paid Rich $155,000 in full settlement of this matter.

       In March 1999, EndoCare, Inc. ("EndoCare") filed a suit against the Company, Dr. Richard J. Reinhart, the Company's President and Chief Executive Officer and John G. Baust, the Company's Senior Vice President of Research and Development in the Superior Court of California, County of Orange based upon the alleged dissemination of information to the effect that EndoCare's cryosurgical devices are unsafe and have a history of putting patients, upon which the devices were used, in danger. The Company confirmed to EndoCare that the device in question was not an EndoCare device and the suit was dismissed in 1999.

       On April 6, 2000, EndoCare, Inc. filed a suit against the Company in the United States District Court, Central District of California, alleging that the Company is infringing United States Letters Patent No. 5,647,868 (the "868 patent"), entitled "Cryosurgical Integrated Control and Monitoring System and Method", owned by EndoCare as assignee, in that the Company is manufacturing, using, selling and offering for sale products embodying the patented invention. The complaint, among other things, seeks to enjoin the Company from infringing the 868 patent and to recover lost profits, compensatory damages, treble damage for willful infringement, and costs and attorney's fees. The Company filed an answer to the complaint denying the critical allegations therein and counterclaiming for a declaratory judgment of invalidity, unenforceability, and noninfringement of the 868 patent, on the basis of prior art and the fact that the patent applicant, or those acting on his behalf, failed to exercise the duty of candor and to meet the duty of disclosure that is required of those seeking a patent, damages, and reasonable attorneys fees and costs because EndoCare's actions make this an exceptional case. In December, 2000, the parties entered into a settlement agreement providing for (a) the cross licensing of certain patents, (b) dismissal of the lawsuit and counterclaim with prejudice, and (c) the filing of a Consent Judgment which states that (i) for purposes of the settlement agreement the Company has stipulated that the EndoCare patent is valid and enforceable, (ii) the Company has not proved that the EndoCare patent is either invalid or unenforceable, and (iii) EndoCare has not proved that the Company infringed the EndoCare patent.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None



                                    PART III


 ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company are as follows:



                                                      Position and Offices
Name                                   Age              With the Company
----                                   ---            --------------------
Richard J. Reinhart, Ph.D.              59            Chairman and Chief
                                                      Executive Officer and
                                                      Director

John G. Baust, Ph.D.                    58            Senior Vice President
                                                      and Chief Scientific
                                                      Officer and Director

Howard S. Breslow                       61            Director, Secretary

Roderick deGreef                        40            Director

Raymond Cohen                           42            Director


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

      John G. Baust, Ph.D., has been Senior Vice President of the Company since January 1995, Chief Scientific Officer since August 1993, served as Vice President, Research and Development, of the Company from July 1990 to January 1995, and served as a consultant to the Company from April 1990 to July 1990. Dr. Baust became a director of the Company on October 13, 2000. Since 1987, Dr. Baust has also been a Professor and the Director of the Center for Cryobiological Research at State University of New York at Binghamton, and since July 1994, Dr. Baust has also been Adjunct Professor of Surgery, Medical College of Pennsylvania. From 1984 to 1987, he was a Professor and the Director of the Institute of Low Temperature Biology at the University of Houston.

      Howard S. Breslow has served as a director of the Company since July 1988. He has been a practicing attorney in New York City for more than 35 years and is a member of the law firm of Breslow & Walker, LLP, New York, New York, which firm serves as general counsel to the Company. Mr. Breslow currently serves as a director of Excel Technology, Inc., a publicly-held company engaged in the development and sale of laser products; FIND/SVP, Inc., a publicly-held company engaged in the development and marketing of information services and products; Vikonics, Inc., a publicly-held company engaged in the design and sale of computer-based security systems; and Lucille Farms, Inc., a publicly-held company engaged in the manufacture and marketing of dairy products.

      Roderick de Greef has served as a director of the Company since June 19, 2000. From March 2001 to present, Mr. de Greef has served as Executive Vice President, Chief Financial Officer and Secretary of Cardiac Sciences, Inc., a public company. Since 1995 Mr. de Greef has provided corporate finance advisory services to a number of early stage companies, including the Company, where he was instrumental in securing the Company's equity capital beginning in June 2000, and advising on merger and acquisition activity. From 1989 to 1995, Mr. de Greef was Vice President and Chief Financial Officer of BioAnalogics, Inc. and International BioAnalogics, Inc., publicly held, development stage medical technology companies located in Portland, Oregon. From 1986 to 1989, Mr. de Greef was Controller and then Chief Financial Officer of Brentwood Instruments, Inc., a publicly held cardiology products distribution company based in Torrance, California. From 1983 to 1986, Mr. de Greef held financial analysis positions with W.R. Grace and Co., and Santa Fe Minerals, Inc., in Dallas, Texas. Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and an M.BA. from the University of Oregon.

      Raymond W. Cohen has served as a director of the Company since June 19, 2000. Since January 1997, Mr. Cohen has been the President, Chief Executive Officer, and a member of the Board of Directors of Cardiac Sciences, Inc., a public company. Prior to 1997, Mr. Cohen was President of Diagnostic Monitoring, a privately held manufacturer and international distributor of non-invasive cardiac monitoring devices and was Vice President, Sales & Marketing of DM Software, Inc., a developer of cardiac monitoring software. From 1988 to 1990, Mr. Cohen was President of BioAnalogics, Inc., a publicly held development-stage medical company located in Beaverton, Oregon. From 1982 to 1988, Mr. Cohen was Vice President, Sales and Marketing for Brentwood Instruments, Inc., a publicly held cardiology products distribution company based in Torrance, California, where he was instrumental in the company being ranked in Inc. Magazine's list of Fastest Growing Small Public Companies from 1986 through 1988. Mr. Cohen holds a B.S. in Business Management from the State University of New York at Binghamton.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      The Company's executive officers, directors, and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (collectively, the "Reporting Persons") are required to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities Exchange Commission. Copies of those reports also must be furnished to the Company. Based solely on a review of copies of the reports furnished to the Company, the Company believes that during the fiscal year ended December 31, 2000 all of these filing requirements have been satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer and to each of its executive officers (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 during the fiscal year ended December 31, 2000 (collectively the "Named Executive Officers").




                           SUMMARY COMPENSATION TABLE





                                             Annual Compensation
                                             -------------------


                                                                 Other Annual
Name and Principal            Fiscal         Salary    Bonus    Compensation
   Positions                    Year         ($) (2)      ($)            ($)
-----------------            -------------  ---------  ------       -------------

Richard J. Reinhart, Ph.D.       2000        195,000        -            8,266
 Chairman, Chief                 1999        100,000        -            8,183
 Executive Officer and
 Director


John G. Baust, Ph.D.             2000        180,000        -            6,454
 Senior Vice                     1999        100,000        -            6,377
 President, Research
 and Development,
 Director




                                            Long Term Compensation
                                            ----------------------

                                       Awards                            Payouts
                                       ------                            -------
                             Restricted
                                  Stock              Options/        LTIP        All Other
Name and Principal              Award(s)                 SARs     Payouts      Compensation
    Positions                        ($)               (#) (1)     ($)                   ($)
-----------------               -----------------    ---------    -------      -------------

Richard J. Reinhart, Ph.D.            -                   -           -        -
 Chairman, Chief                      -                   -           -        -
 Executive Officer and
 Director


John G. Baust, Ph.D.                                   100,000
 Senior Vice                          -                   -           -        -
 President, Research
 and Development,
 Director


--------------------------------------------

(1) Options to acquire shares of Common Stock.


(2) Salaries for fiscal year 1999 reflect voluntary salary reductions by Reinhart and Baust.


OPTION/SAR GRANTS IN YEAR-ENDED DECEMBER 31, 2000


In 2000, the Company issued 100,000 options/SAR grants to purchase common stock to one executive officer, John Baust.

           AGGREGATED OPTION/SAR EXERCISES DURING THE 2000 FISCAL YEAR
                   AND THE 2000 FISCAL YEAR OPTION/SAR VALUES

The following table provides information related to options exercised by each of the Named Executive Officers during the 2000 fiscal year and the number and value of options held at December 31, 2000. The Company does not have any outstanding stock appreciation rights. None of the options were in the money at year ended December 31, 2000.



                                                                     Number of Securities                 Value of Unexercised
                                                                     Underlying Unexercised                   in the money
                                                                     Options/SAR                               Options/SAR
                                                                     At Fiscal Year End (#)              At Fiscal Year End ($) (1)
                                                                     ----------------------              --------------------------


                            Shares Acquired             Value
  Name                       On Exercise (#)          Realized ($)   Exercisable     Unexercisable    Exercisable     Unexercisable
--------                    ----------------          ------------   -----------     -------------    -----------     -------------


Richard J. Reinhart, Ph.D.        -                        -          1,590,000         50,000             -                -

John G. Baust, Ph.D.              -                        -            568,000          4,000             -                -


----------------------------------

(1) The closing price for the Common Stock as reported on the OTC Bulletin Board on December 31, 2000 was $.50. Value is calculated on the basis of the difference between the option exercise price and $.50 multiplied by the number of shares of Common Stock underlying the option.

----------------------------------

EMPLOYMENT AGREEMENTS

      The Company has an employment agreement between the Company and John G. Baust its Senior Vice President.

      Each officer has executed a Proprietary Information and Inventions Agreement pursuant to which each agreed, among other things, to keep the Company's information confidential and assigned all inventions to the Company, except for certain personal inventions not related to the Company's work, whether existing or later developed.

CONSULTANTS

    At December 31, 2000, the various consultants to the Company held exercisable warrants to purchase an aggregate of 61,000 shares of Common Stock.

    The Company has obtained the services of consultants to render advice with respect to various areas of the Company's research. The Company has entered into one year consulting agreements with automatic one year renewals (absent notice to the contrary by either party) with Jay Pachrica, M.D. (July 1997), Chairman and Professor of Gastroenterology, University of Texas, Austin, Texas and Anthony Kallo, M.D. (July 1997), Johns Hopkins School of Medicine, Baltimore, Maryland. The Company has also entered into a Consulting and Proprietary Information Agreement with Robert van Buskirk, Ph.D. (January 2000), State University of New York Cryobiological Research in Binghamton, New York, pursuant to which Dr. van Buskirk is engaged as a consultant for a indefinite term unless thirty (30) days written notice of termination is received by either party. These consultants have either received warrants to purchase Common Stock or is entitled to cash compensation. No consultant has agreed to devote any specified amount of time to Company activities.

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

COMPENSATION OF DIRECTORS

    Outside directors are compensated at the rate of $1,000 for attending board meetings and $500 for telephonic board meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The following table sets forth, as of December 31, 2000, certain information regarding beneficial ownership of Common Stock by (i) all persons known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all executive officers and directors of the Company as a group.

                                        Amount and Nature of       Percent
      Name (and Address of 5% Holder)   Beneficial Ownership (1)   of Class
      -------------------------------   ------------------------   --------
      Richard J. Reinhart..............     1,732,000  (2)          12.3%

      Howard S. Breslow................     1,498,600  (3)          10.8%

      John G. Baust....................       576,000  (4)           4.4%

      Rod de Greef.....................       475,560  (5)           3.8%

      Ray Cohen........................        95,000  (6)           0.8%

      All officers and directors
      as a group (5 persons)...........     4,377,160  (7)          27.0%


      ---------------------------------------

      (1) Unless otherwise indicated below, all shares are owned beneficially and of record.

      (2) Includes an aggregate of 1,640,000 shares underlying stock options.

      (3) Includes an aggregate of 159,000 shares underlying stock options and 1,296,000 shares underlying warrants owned indirectly through Breslow & Walker, LLP and B&W Investments.

      (4) Includes an aggregate of 572,000 shares underlying stock options.

      (5) Includes an aggregate of 163,060 shares owned by de Greef & Co. and 100,000 underlying warrants.

      (6) Includes an aggregate of 30,000 shares owned by MedCorp Advisors, Inc. and 20,000 underlying warrants.

      (7) Includes an aggregate 3,787,000 shares underlying options and warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 43,600 shares of Common Stock of the Company and holds options to purchase an aggregate of 1,455,000 additional shares pursuant to stock options and warrants issued to him and/or affiliates. During the period ended December 2000, Breslow & Walker, LLP billed the Company $261,271 for legal fees.

      On February 25, 2000, Roderick de Greef, a director of the Company since June 19, 2000, loaned to the Company the sum of $250,000, bearing interest at the rate of 10% per annum, due and payable three years from the date of the loan, and automatically convertible into equity securities of the Company upon the consummation of certain financing events. The loan was converted into common stock and warrants of the Company on April 10, 2000 in connection with the sale of units by the Company.

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

                 (3)  Exhibits


   Exhibit
   Number                        Document
   -------                       --------
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

      (e) Stock Purchase Agreement dated September 30, 1998 between the Company and ValorInvest, LTD. (4)

      (f) Lease Agreement, dated the 7th day of April, 2000, between the Company and Mountain View Office Park relating to the Company's executive offices in Ewing, New Jersey.

      (g) Lease Agreement, dated April 27, 2000, between the Company and Old Carriage Associates, and Supplements thereto dated the 23rd day of January, 2001 and the 23rd day of January, 2001, relating to the Company's manufacturing facilities in Baltimore, MD.

      (h)           Employment Agreement, dated October 1, 2000 between the
                    Company and John G. Baust.

      (i)           Incubator License Agreement, dated the first day of March
                    1999, between BioLife Technologies, Inc. (the Company's wholly owned subsidiary - name subsequently changed to BioLife Solutions, Inc.) and The Research Foundation of the State University of New York, and extensions thereto, dated February 23, 2000 and February 7, 2001 relating to the incubator space at the State University of New York at Binghamton.


   21               BioLife Technologies, Inc., a Delaware Corporation

      (b)           Reports on Form 8-K


(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-31420) which became effective with the Securities and Exchange Commission on November 22, 1989.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

38) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

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

                                            CRYOMEDICAL SCIENCES, INC.


Date:       April 2, 2001                   By: /s/Richard J. Reinhart
                                                --------------------------
                                                 Richard J. Reinhart, Ph.D.
                                                 Chairman and Chief Executive
                                                 Officer (Principal Executive
                                                 Financial and Accounting
                                                 Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:       April 2, 2001                       /s/Richard J. Reinhart
                                                ----------------------------
                                                 Richard J. Reinhart, Ph.D.
                                                 Director

Date:       April 2, 2001                       /s/Roderick de Greef
                                                ----------------------------
                                                 Roderick de Greef
                                                 Director

Date:       April 2, 2001                       /s/Raymond Cohen
                                                ----------------------------
                                                 Raymond Cohen
                                                 Director

Date:       April 2, 2001                       /s/John G. Baust
                                                ----------------------------
                                                 John G. Baust
                                                 Director


Date:       April 2, 2001                       /s/Howard S. Breslow
                                                ----------------------------
                                                 Howard S. Breslow
                                                 Director