Form 10QSB
period 2001-03-31
CRYOMEDICAL SCIENCES INC
filed 2001-05-11
CIK 834365

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended March 31, 2001                   Commission file number 0-18170
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

        Yes  X            No
             -


12,413,209 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of April 30, 2001.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001

                                      INDEX


Part I.    Financial Information                                                        Page No.
                                                                                        --------

               Item 1.   Financial Statements

                           Consolidated Balance Sheets at March 31,
                           2001 (unaudited) and December 31, 2000                           3

                           Consolidated Statements of Operations for
                           the periods ended March 31, 2001 and
                           2000 (unaudited)                                                 4

                           Consolidated Statements of Cash Flows
                           for the periods ended March 31, 2001 and
                           2000 (unaudited)                                                 5

                           Notes to Consolidated Financial Statements                       6

               Item 2.   Management's Discussion and Analysis or
                         Plan of Operation                                                7-9


Part II.   Other Information                                                                  10


Signatures                                                                                    11

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS

                                                                              March 31,          December 31,
                                                                                2001                2000
                                                                                ----                ----
                                                                            (unaudited)
ASSETS
------

Current assets
      Cash and cash equivalents                                           $       1,086,756     $     2,150,112
      Receivables, net allowance for doubtful accounts                              420,928              86,956
             of $15,102 and $13,018, respectively
      Inventories                                                                   513,667             653,945
      Prepaid expenses and other current assets                                     215,179             135,547
                                                                          ------------------    ----------------

            Total current assets                                                  2,236,530           3,026,560

Fixed assets, net accumulated depreciation
            of $1,939,736 and $1,879,927, respectively                              398,041             433,655
Intangible assets, net of accumulated amortization of
            $56,939 and $46,634, respectively                                       502,015             512,320
Other assets                                                                         16,284              16,284
                                                                          ------------------    ----------------

            Total assets                                                  $       3,152,870     $     3,988,819
                                                                          ==================    ================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
      Accounts payable                                                    $         185,544     $       120,066
      Accrued expenses                                                              404,456             225,195
      Extended warranties - current portion                                           1,658               4,146
      Capital leases - current portion                                                7,986              10,858
                                                                          ------------------    ----------------

            Total current liabilities                                               599,644             360,265
                                                                          ------------------    ----------------


            Total liabilities                                                       599,644             360,265
                                                                          ------------------    ----------------

Stockholders' equity
      Preferred stock, $.001 par value per share,
       1,000,000 authorized; 0 shares issued and outstanding                       -                  -
      Common stock, par value $.001 per share,
       25,000,000 shares authorized; 12,413,209
        issued and outstanding                                                       12,413              12,413
      Additional paid-in capital                                                 36,916,868          36,916,868
      Accumulated deficit                                                       (34,376,055)        (33,300,727)
                                                                          ------------------    ----------------

            Total stockholders' equity                                            2,553,226           3,628,554
                                                                          ------------------    ----------------

            Total liabilities and stockholders' equity                    $       3,152,870     $     3,988,819
                                                                          ==================    ================

             See notes to consolidated financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Three-months ended
                                                                   March 31,

                                                           2001                 2000
                                                           ----                 ----
                                                                   (unaudited)
Revenues                                            $          475,949     $        399,157

Cost of sales                                                  262,047              133,426
                                                    -------------------    -----------------

Gross profit                                                   213,902              265,731

Expenses
     Research and development                                  449,485              186,625
     Sales and marketing                                       462,117               35,435
     General and administrative                                396,718              192,679
                                                    -------------------    -----------------

Total expenses                                               1,308,320              414,739
                                                    -------------------    -----------------

Operating loss                                              (1,094,418)            (149,008)
Interest income                                                 22,284                2,413
Interest expense                                                (3,194)              (7,407)
                                                    -------------------    -----------------

Net loss                                            $       (1,075,328)    $       (154,002)
                                                    ===================    =================

Net loss per common share                           $            (0.09)    $          (0.02)
                                                    ===================    =================


Weighted average number
 of common shares outstanding                               12,413,209            6,770,860
                                                    ===================    =================



                 See notes to consolidated financial statements

                CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Three-months ended
                                                                                         March 31,
                                                                                 2001                 2000
                                                                                 ----                 ----
                                                                                        (unaudited)
Cash flows from operating activities:
      Net loss                                                            $     (1,075,328)     $      (154,002)
Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation                                                               59,809               59,523
         Amortization                                                               10,305                6,834
         Provision for bad debt                                                      5,140                3,919
         Write off of accounts receivable                                           (3,056)              (4,409)
         Changes in operating assets and liabilities:
            (Increase) decrease in receivables                                    (336,056)              31,551
            Decrease in inventories                                                140,278               46,755
            Increase in prepaid and other current assets                           (79,632)            (109,550)
            Increase in other assets                                                     -              (24,779)
            Increase (decrease) in accounts payable                                 65,478             (291,095)
            Increase (decrease) in accrued expenses                                179,261              (27,886)
            Increase in unearned revenue                                                 -                2,263
            Decrease in extended warranties                                         (2,488)              (2,487)
            Decrease in deferred rent                                                    -               (5,548)
                                                                          -----------------    -----------------

Net cash used in operating activities                                           (1,036,289)            (468,911)
                                                                          -----------------    -----------------

Cash flows from investing activities:
      Purchase of equipment                                                        (24,195)                   -
                                                                          -----------------    -----------------

Net cash used in investing activities                                              (24,195)                   -
                                                                          -----------------    -----------------

Cash flows from financing activities:
      Decrease in capital leases                                                    (2,872)              (9,760)
      Issuance of notes payable                                                          -              500,000
                                                                          -----------------    -----------------

Net cash (used in) provided by financing activities                                 (2,872)             490,240
                                                                          -----------------    -----------------

Net (decrease) increase in cash and cash equivalents                            (1,063,356)              21,329

Cash and cash equivalents at beginning of period                                 2,150,112                7,952
                                                                          -----------------    -----------------

Cash and cash equivalents at end of period                                $      1,086,756      $        29,281
                                                                          =================    =================


Supplemental Cash Flow Information:
            Cash paid for interest                                        $          3,194      $         7,407
                                                                          =================    =================



             See notes to consolidated financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.      GENERAL

     Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of products for use in the field of cryoablation and preservation of cells, tissues and organs in low temperature environments.

     The Consolidated Balance Sheet as of March 31, 2001, the Consolidated Statements of Operations for periods ended March 31, 2001 and 2000, and the Consolidated Statements of Cash Flows for the periods ended March 31, 2001 and 2000, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2001, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results anticipated for the full year.

B.   NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of common shares outstanding during the periods ended March 31, 2001 and 2000. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

C.   INVENTORIES

     Inventories consist of the following:             March 31, 2001        December 31, 2000
                                                       --------------        -----------------
     Raw materials and purchased parts                   $    247,676         $      264,254
     Work in process                                              875                  9,643
     Finished goods                                           265,116                380,048
                                                              -------                -------

                                                         $    513,667         $      653,945
                                                         ============         ==============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Revenues for the period ended March 31, 2001 totaled $475,949, compared to $399,157, for the comparable period of the prior year, representing an increase of 19%. The increase in revenues in the period reflects an increase in the number of CMS AccuProbe(R) Systems and accessories sold during this period.

Gross profit for all products for the period ended March 31, 2001 totaled $213,902, or 45% of revenues, compared to gross profits of $265,731, or 66% of revenues for the comparable period of the prior year. In 2001, gross profit as a percent of revenues decreased compared to the prior year period due to changes in production volume and expenses, and the mix of product sales.

Research and development expenses for the period ended March 31, 2001 totaled $449,485, compared to $186,625, for the comparable period of the prior year, representing an increase of 141% from the respective prior year period. Research and development expenses increased due to expenditures for clinical trials related to the Hypothermosol(TM) solutions and other expenses related to the development of the 800 series Accuprobe system.

Sales and marketing expenses for the period ended March 31, 2001 totaled $462,117, compared to $35,435, for the comparable period of the prior year, representing an increase of 1,204% from the prior year period. Sales and marketing expenses increased over the comparable period of the previous year due to an increase in the number of marketing and sales personnel, an increase in sales commissions, and an increase in travel and related expenses.

General and administrative expenses for the period ended March 31, 2001 totaled $396,718, and $192,679, for the comparable period of the prior year, representing an increase of 106%, respectively, from the prior year period. General and administrative expenses increased due to an increase in consulting expenses and costs associated with personnel.

Operating expenses for the period ended March 31, 2001 totaled $1,308,320, and $414,739, for the comparable period of the prior year, representing an increase of 215% from the prior year period. The Company sustained a net loss of $1,075,328 for the period ended March 31, 2001, compared to a net loss of $154,002, for the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had cash and cash equivalents totaling $1,086,756 and working capital of $1,636,886, as compared to $2,150,112 and $2,666,295, respectively, at December 31, 2000. The decrease in the Company's cash and working capital positions from December 31, 2000 was due primarily to net losses during the period.

Capital expenditures for equipment totaled $24,195, in the period ended March 31, 2001, compared to $0 in the comparable period of the prior year. The Company does not expect to spend more than $500,000 in total for equipment in the year ending December 31, 2001.

The Company believes that sales for the remainder of the 2001 fiscal year may be greater than the level experienced in the comparable prior year periods due to the favorable reimbursement environment created by HCFA's new coverage policy for cryosurgery of the prostate. However, the level of increased sales, if any, will depend in part on the Company's ability to implement manufacturing and testing protocols for its products, increase sales and marketing efforts, and reestablish its education and retraining programs.

FORWARD LOOKING INFORMATION

The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements." Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligations to revise any of these forward-looking statements.

                           PART II - OTHER INFORMATION

          Not Applicable

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Cryomedical Sciences, Inc.
                                                --------------------------






Date:  May 11, 2001                     By:  /s/Richard J. Reinhart, Ph.D.
                                             -----------------------------
                                              Richard J. Reinhart, Ph.D
                                       President and Chief Executive Officer
                                         (Principal Executive Officer and
                                            Principal Financial Officer)