Form 10QSB
period 2001-06-30
CRYOMEDICAL SCIENCES INC
filed 2001-08-14
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001	Commission file number 0-18170

CRYOMEDICAL SCIENCES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	94-3076866

(State of Incorporation)	(IRS Employer I.D. Number)

125 Townpark Drive
Suite 300
Kennesaw, GA 30144
(Address of principal executive offices)

Issuer’s telephone number, including area code: (770) 420-8237

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes X        No

12,413,209 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of July 31, 2001.

CRYOMEDICAL SCIENCES, INC.
FORM 10-QSB
QUARTER ENDED JUNE 30, 2001

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$125,228	$2,150,112

Receivables, net allowance for doubtful accounts

of $18,325 and $13,018, respectively	171,513	86,956

Inventories	607,731	653,945

Prepaid expenses and other current assets	119,799	135,547

Total current assets	1,024,271	3,026,560

Fixed assets, net accumulated depreciation of $2,007,993 and $1,879,927, respectively	473,403	433,655

Intangible assets, net of accumulated amortization of $67,244 and $46,634, respectively	491,710	512,320

Other assets	3,717	16,284

Total assets	$1,993,101	$3,988,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$537,015	$120,066

Accrued expenses	268,425	225,195

Extended warranties — current portion	0	4,146

Capital leases — current portion	5,048	10,858

Total current liabilities	810,488	360,265

Total liabilities	810,488	360,265

Stockholders’ equity

Preferred stock, $.001 par value per share, 1,000,000 authorized; 0 shares issued and outstanding	—	—

Common stock, par value $.001 per share, 25,000,000 shares authorized; 12,413,209 issued and outstanding	12,413	12,413

Additional paid-in capital	36,916,868	36,916,868

Accumulated deficit	(35,746,668)	(33,300,727)

Total stockholders’ equity	1,182,613	3,628,554

Total liabilities and stockholders’ equity	$1,993,101	$3,988,819

See notes to consolidated financial statements

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-months ended		Six-months ended
	June 30,		June 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)

Revenues	$313,180	$233,906	$789,129	$633,063

Cost of sales	151,785	134,154	413,832	267,580

Gross profit	161,395	99,752	375,297	365,483

Expenses

Research and development	628,460	450,155	1,077,945	636,780

Sales and marketing	506,569	55,750	968,686	91,185

General and administrative	382,034	488,555	778,752	681,234

Total expenses	1,517,063	994,460	2,825,383	1,409,199

Operating loss	(1,355,668)	(894,708)	(2,450,086)	(1,043,716)

Interest income	5,803	46,286	28,087	48,699

Interest expense	(20,748)	(5,312)	(23,942)	(12,719)

Net loss	$(1,370,613)	$(853,734)	$(2,445,941)	$(1,007,736)

Net loss per common share	$(0.11)	$(0.10)	$(0.20)	$(0.13)

Weighted average number of common shares outstanding	12,413,209	8,174,025	12,413,209	7,472,443

See notes to consolidated financial statements

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-months ended
	June 30,
	2001	2000
	(unaudited)

Cash flows from operating activities:

Net loss	$(2,445,941)	$(1,007,736)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	128,065	112,561

Amortization	20,610	13,846

Provision for bad debt	12,203	10,081

Write off of accounts receivable	(6,896)	(9,437)

Loss on disposal of fixed assets	—	14,579

Changes in operating assets and liabilities:

(Increase) decrease in receivables	(89,864)	93,955

Decrease in inventories	46,214	234,863

Decrease (increase) in prepaid and other current assets	15,748	(169,058)

Decrease (increase) in other assets	12,567	(4,508)

Increase (decrease) in accounts payable	416,949	(169,465)

Increase (decrease) in accrued expenses	43,230	(186,251)

Increase in unearned revenue	—	(7,802)

Decrease in extended warranties	(4,146)	(4,974)

Decrease in deferred rent	—	(7,399)

Net cash used in operating activities	(1,851,261)	(1,086,745)

Cash flows from investing activities:

Increase in intangible assets	—	(15,000)

Purchase of equipment	(167,813)	(21,192)

Net cash used in investing activities	(167,813)	(36,192)

Cash flows from financing activities:

Decrease in capital leases	(5,810)	(17,949)

Issuance of common stock	—	5,518,442

Increase in line of credit	—	900,000

Net cash (used in) provided by financing activities	(5,810)	6,400,493

Net (decrease) increase in cash and cash equivalents	(2,024,884)	5,277,556

Cash and cash equivalents at beginning of period	2,150,112	7,952

Cash and cash equivalents at end of period	$125,228	$5,285,508

Supplemental Cash Flow Information:

Cash paid for interest	$23,942	$12,719

See notes to consolidated financial statements

CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	GENERAL

Cryomedical Sciences, Inc. (the “Company”) is engaged in the research, development, marketing and manufacture of products for use in the field of cryoablation and preservation of cells, tissues and organs in low temperature environments.

The Consolidated Balance Sheet as of June 30, 2001, the Consolidated Statements of Operations for three-month and six-month periods ended June 30, 2001 and 2000, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2001 and 2000, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2001, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the operating results anticipated for the full year.

B.	NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding during the periods ended June 30, 2001 and 2000. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

C.	INVENTORIES

Inventories consist of the following:	June 30, 2001	December 31, 2000

Raw materials and purchased parts	$374,021	$264,254

Work in process	8,595	9,643

Finished goods	225,115	380,048

	$607,731	$653,945

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The Company has developed cryosurgical systems called the CMS AccuProbe® System (the “AccuProbe”), the CMS Blizzard™ Series (the “Blizzard”), and the Cryo-Lite® Series (the “Cryo-Lite”). The AccuProbe, the Blizzard and the Cryo-Lite are sophisticated cryosurgical devices designed to freeze and destroy diseased tissue. They are particularly applicable where diseased tissue cannot be removed surgically or where surgery is likely to have extensive adverse side effects. The Company plans to utilize its AccuProbe, Blizzard and Cryo-Lite in the various fields for which the devices have received clearance from the United States Food and Drug Administration (the “FDA”).

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

The Company is also attempting to develop and commercialize a series of hypothermic preservative solutions (the “Solutions”). Some of these Solutions are designed to maintain the fluid and chemical balances of human organs while body temperature is significantly lowered. Other Solutions have been developed that may be utilized in preserving certain cells and tissues utilized by scientists in research laboratory and academic institutions. All of these Solutions continue to be tested in laboratory settings. Commercialization of certain Solutions is presently being pursued for those markets not subject to FDA regulations through the Company’s wholly-owned subsidiary, BioLife Solutions, Inc. (“BioLife”), formed in 1998. At present, development of the Solutions for human organ transplantation is in the laboratory and preclinical stage. The Company is seeking funds from various government and non-government granting agencies as well as third party investors to continue the development of the Solutions.

Results of Operations

Revenues for the three-month and six-month periods ended June 30, 2001 totaled $313,180 and $789,129, compared to $233,906 and $633,063, for the comparable periods of the prior year, respectively. This represents an increase of 34% and 25%, respectively. The increase in revenues in these periods reflects an increase in the number of CMS AccuProbe® Systems and accessories sold during this period.

Gross profit for all products for the three-month and six-month periods ended June 30, 2001 totaled $161,395 or 51% of revenues and $375,297 or 48% of revenues, compared to gross profits of $99,752, or 43% of revenues and $365,483 or 58% of revenues for the comparable periods of the prior year, respectively. In 2001, gross profit as a percent of revenues decreased in the 1st quarter and increased in the 2nd quarter compared to the prior year periods due to changes in production volume and expenses, and the mix of product sales.

Research and development expenses for the three-month and six-month periods ended June 30, 2001 totaled $628,460 and $1,077,945, compared to $450,155 and $636,780, for the comparable period of the prior year, respectively. This represents increases of 40% and 69% during the three-months and six-months ended June 30, 2001, respectively. Research and development expenses increased as a result of expenditures for clinical trials related to the Hypothermosol™ solutions and other expenses related to the development of the 800 series Accuprobe system.

Sales and marketing expenses for the three-month and six-month periods ended June 30, 2001 totaled $506,569 and $968,686, compared to $55,750 and $91,185 for the comparable periods of the prior year, respectively. This represents increases of 809% and 962% from the prior year periods, respectively. Sales and marketing expenses increased over the comparable period of the previous year due to an increase in the number of marketing and sales personnel, an increase in sales commissions, and an increase in trade shows, travel and related expenses.

General and administrative expenses for the three-month and six-month periods ended June 30, 2001 totaled $382,034 and $778,752, compared to $488,555 and $681,234 for the comparable periods of the prior year. This represents a decrease of 22% and an increase of 14%, respectively, from the prior year periods. General and administrative expenses increased during the six-months ended June 30, 2001 as a result of increases in personnel costs. This increase was offset in the three-months ended June 30, 2001 as a result of decreases in consulting and legal expenses.

Operating expenses for the three-month and six-month periods ended June 30, 2001 totaled $1,517,063, and $2,825,383, compared to $994,460 and $1,409,199 for the comparable periods of the prior year, representing an increase of 52% and 100% from the prior year periods, respectively. The Company sustained a net loss of $1,370,613 and $2,445,941 for the three-month and six-month periods ended June 30, 2001, compared to a net loss of $853,734 and $1,007,736, for the comparable periods of the prior year.

Liquidity and Capital Resources

At June 30, 2001, the Company had cash and cash equivalents totaling $125,228 and working capital of $213,783, as compared to $2,150,112 and $2,666,295, respectively, at December 31, 2000. The decrease in the Company’s cash and working capital positions from December 31, 2000 was due primarily to net losses during the period.

Capital expenditures for equipment totaled $167,813, in the period ended June 30, 2001, compared to $21,192 in the comparable period of the prior year. The Company does not expect to spend more than $300,000 in total for equipment in the year ending December 31, 2001.

The Company believes that sales for the remainder of the 2001 fiscal year may be greater than the level experienced in the comparable prior year periods due to the favorable reimbursement environment created by HCFA’s new coverage policy for cryosurgery of the prostate. However, the level of increased sales, if any, will depend in part on the Company’s ability to implement manufacturing and testing protocols for its products, increase sales and marketing efforts, and reestablish its education and retraining programs.

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

Forward Looking Information

The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company’s future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be “forward-looking statements.” Such statements are made in reliance upon safe harbor provisions of the Private

Securities Litigation Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2000. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans will be achieved. Words such as “believes,” “anticipates,” “expects,” “intends,” “may,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligations to revise any of these forward-looking statements.

Part II – Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

11.1	Employment Agreement with J. Andrew Greuling

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the three-months ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryomedical Sciences, Inc.

Date: August 14, 2001	By: /s/ Andrew Grueling Andrew Grueling President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)