Form 10QSB
period 2001-09-30
CRYOMEDICAL SCIENCES INC
filed 2001-11-14
CIK 834365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2001    Commission file number 0-18170

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


                               125 TownPark Drive
                                    Suite 300
                               Kennesaw, GA 30144
                               ------------------
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (770) 420-8237

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X          No
             ---            ---


12,413,209 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of November 10, 2001.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


Part I.   Financial Information                                                    Page No.
                                                                                   --------
            Item 1.   Financial Statements

                         Consolidated Balance Sheets at
                         September 30, 2001 (unaudited) and
                         December 31, 2000                                               3

                         Consolidated Statements of Operations for
                         the three-month and nine-month periods
                         ended September 30, 2001 and
                         September 30, 2000 (unaudited)                                  4

                         Consolidated Statements of Cash Flows
                         for the nine-month periods ended
                         September 30, 2001 and 2000 (unaudited)                         5

                         Notes to Consolidated Financial Statements                  6 - 8

            Item 2.   Management's Discussion and Analysis or Plan of Operation     8 - 10


Part II.  Other Information

            Item 5.   Other Information                                                 11
            Item 6.   Exhibits and Reports on Form 8-K                                  11


Signatures                                                                              12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,      December 31,
                                                                                    2001               2000
                                                                                    ----               ----
                                                                                (unaudited)
ASSETS
------
Current assets
       Cash and cash equivalents                                            $      353,488      $    2,150,112
       Receivables, net allowance for doubtful accounts
               of $20,598 and $13,018, respectively                                144,870              86,956
       Inventories                                                                 598,502             653,945
       Prepaid expenses and other current assets                                   126,562             135,547
                                                                            ---------------     ---------------

              Total current assets                                               1,223,422           3,026,560

Fixed assets, net accumulated depreciation
              of $2,075,538 and $1,879,927, respectively                           490,720             433,655
Intangible assets, net of accumulated amortization of
              $77,549 and $46,634, respectively                                    481,405             512,320
Other assets                                                                         3,717              16,284
                                                                            ---------------     ---------------
              TOTAL ASSETS                                                  $    2,199,264      $    3,988,819
                                                                            ===============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
       Accounts payable                                                     $      759,758      $      120,066
       Accrued expenses                                                            457,844             225,195
       Extended warranties - current portion                                                             4,146
                                                                                        --
       Capital leases - current portion                                              1,988              10,858
                                                                            ---------------     ---------------
              Total current liabilities                                          1,219,590             360,265
                                                                            ---------------     ---------------
       Advances for preferred stock                                                931,341
                                                                            ---------------     ---------------
              Total liabilities                                                  2,150,931             360,265
                                                                            ---------------     ---------------
Stockholders' equity
       Preferred stock, $.001 par value per share,
        1,000,000 authorized; 0 shares issued and outstanding                           --                  --
       Common stock, par value $.001 per share,
        25,000,000 shares authorized; 12,413,209
         issued and outstanding                                                     12,413              12,413
       Additional paid-in capital                                               36,916,868          36,916,868
       Accumulated deficit                                                     (36,880,948)         33,300,727)
                                                                             -------------     ---------------
              Total stockholders' equity                                            48,333           3,628,554
                                                                             -------------     ---------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   2,199,264      $    3,988,819
                                                                             =============     ===============




                 See notes to consolidated financial statements

       CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three-months ended               Nine-months ended
                                                        September 30,                     September 30,

                                                2001                 2000             2001                 2000
                                                ----                 ----             ----                 ----
                                                       (unaudited)                            (unaudited)
Revenues                                  $         247,288      $    199,757   $     1,036,417      $     832,820

Cost of sales                                        89,164           120,680           502,996            388,260
                                          ------------------     -------------  ----------------     --------------

Gross profit                                        158,124            79,077           533,421            444,560

Expenses
     Research and development                       475,457           415,900         1,553,402          1,052,680
     Sales and marketing                            261,629            81,197         1,230,315            172,382
     General and administrative                     555,280           310,005         1,334,032            991,239
                                          ------------------     -------------  ----------------     --------------

Total expenses                                    1,292,366           807,102         4,117,749          2,216,301
                                          ------------------     -------------  ----------------     --------------

Operating loss                                   (1,134,242)         (728,025)       (3,584,328)         1,771,741)
Interest income                                       2,340            65,865            30,427            114,564
Interest expense                                     (2,378)          (12,905)          (26,320)           (25,624)
                                          ------------------     -------------  ----------------     --------------

Net loss                                  $      (1,134,280)      $  (675,065)   $   (3,580,221)      $  1,682,801)
                                          ==================     =============  ================     ==============

Net loss per common share                 $           (0.09)      $     (0.06)   $        (0.29)      $      (0.19)
                                          ==================     =============  ================     ==============
Weighted average number
 of common shares outstanding                    12,413,209        12,041,094        12,413,209          8,719,800
                                          ==================     =============  ================    ===============


     See notes to consolidated financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Nine-months ended
                                                                                                    September 30,
                                                                                            2001                     2000
                                                                                            ----                     ----
                                                                                                      (unaudited)
Cash flows from operating activities:
      Net loss                                                                            $  (3,580,221)      $ (1,682,801)

Adjustments to reconcile net loss to net cash used in
    operating activities:
          Depreciation                                                                          195,611            172,785
          Amortization                                                                           30,915             20,948
          Provision for bad debt                                                                 15,998             13,030
          Write off of accounts receivable                                                       (8,418)           (12,513)
          Loss on disposal of fixed assets                                                           --             14,579
          Changes in operating assets and liabilities:
              (Increase) decrease in receivables                                                (65,494)           154,342
              Decrease in inventories                                                            55,443            319,898
              Decrease (increase) in prepaid and other current assets                             8,985           (138,977)
              Decrease in other assets                                                           12,567              4,611
              Increase (decrease) in accounts payable                                           639,692           (488,307)
              Increase (decrease) in accrued expenses                                           232,649           (209,040)
              Decrease in unearned revenue
                                                                                                     --            (14,372)
              Decrease in extended warranties                                                    (4,146)            (7,462)
              Decrease in deferred rent                                                              --             (7,399)
                                                                                          --------------     --------------
Net cash used in operating activities                                                        (2,466,419)        (1,860,678)
                                                                                          --------------     --------------
Cash flows from investing activities:
      Increase in intangible assets                                                                  --            (15,000)
      Purchase of equipment                                                                    (252,676)          (169,166)
                                                                                          --------------     --------------
Net cash used in investing activities                                                          (252,676)          (184,166)
                                                                                          --------------     --------------
Cash flows from financing activities:
      Increase advances for preferred stock                                                     931,341                 --
      Decrease in capital leases                                                                 (8,870)           (29,214)
      Issuance of common stock                                                                       --          5,397,242
      Decrease in line of credit                                                                     --           (120,000)
                                                                                          --------------     --------------
Net cash provided by financing activities                                                       922,471          5,248,028
                                                                                          --------------     --------------
Net (decrease) increase in cash and cash equivalents                                         (1,796,624)         3,203,184

Cash and cash equivalents at beginning of period                                              2,150,112              7,952
                                                                                          --------------     --------------
Cash and cash equivalents at end of period                                                $     353,488       $  3,211,136
                                                                                          ==============     ==============
Supplemental Cash Flow Information:
              Cash paid for interest                                                      $      26,320       $     25,624
                                                                                          ==============     ==============

                     See notes to consolidated financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    GENERAL
      -------

      Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of low temperature medical technologies for cryoablation of cancerous tissue, and for the preservation of organs, tissues and cells.

      The Consolidated Balance Sheet as of September 30, 2001, the Consolidated Statements of Operations for three-month and nine-month periods ended September 30, 2001 and 2000, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2001, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

      The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the operating results anticipated for the full year.

B.    NET LOSS PER SHARE
      ------------------

      Net loss per share is based on the weighted average number of common shares outstanding during the periods ended September 30, 2001 and 2000. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

C.    INVENTORIES
      -----------


      Inventories consist of the following:          September 30, 2001         December 31, 2000
                                                     ------------------         -----------------
      Raw materials and purchased parts               $      362,354              $     264,254
      Work in process                                         18,864                      9,643
      Finished goods                                         217,284                    380,048
                                                             -------                    -------
                                                      $      598,502              $     653,945
                                                             =======                    =======

D.    ADVANCES FOR PREFERRED STOCK
      ----------------------------

The Company is raising approximately $1,000,000 in a private placement of 5,000 Units of its Series F Convertible Preferred Stock and warrants. As of September 30, 2001, the Company has raised

$931,341 in exchange for approximately 4,656 Units. Each Unit, priced at $200.01 per Unit, consists of two shares of Series F Preferred Stock, each convertible into 400 shares of common stock at $0.25 per share, and one warrant to purchase 400 shares of common stock at $0.25 per share, and one warrant to purchase 400 shares of common stock at $0.375 per share before October, 2006. At September 30, 2001, these Units had not yet been issued by the Company and are classified in the Company's Consolidated Balance Sheets as advances for preferred stock.

E.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) as follows:
         No. 141, Business Combinations
         No. 142, Goodwill and Other Intangible Assets
         No. 143, Accounting for Asset Retirement Obligations
SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires that all such transactions be accounted for by the purchase method. In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill and that they meet specific criteria described in the Standard. This Standard is applicable to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Management will follow the Standard in accounting for all future business combinations and does not believe that adoption will have any significant impact on the Company's financial statements.

SFAS No. 142 eliminates the requirement to amortize goodwill and requires that other intangible assets be separated into assets that have a finite useful life and those with an indefinite useful life. Intangible assets with a finite useful life are to be amortized over that useful life. Intangible assets with an indefinite life are to be measured for impairment annually, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Standard requires that it be measured annually for impairment under a defined two-step process that begins with an estimation of the fair value of a "reporting unit," which is defined in the Standard. The first step in the process is a screening for impairment and the second step measures the amount of impairment, if any. Upon initial adoption of SFAS No. 142, the change is to be reported on the financial statements as a change in accounting principle with the cumulative effect reported in the statement of income in the period of adoption. The Standard is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt this new Standard with its fiscal year beginning January 1, 2002. The Company has no goodwill and does not believe that adoption of the Standard will have any impact on its financial statements.

SFAS No. 143 requires that asset retirement obligations be recognized as a liability in the period in which it is incurred at its fair value if a reasonable estimate can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Standard requires that the liability be discounted and accretion expense be recognized. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2001, with earlier application permitted. The Company does not have any asset retirement obligations as of September 30, 2001, and does not believe that this new Standard will have any impact upon its financial statements when adopted.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Standard establishes a single accounting model for long-lived assets to be disposed of by sale and resolves other implementation issues involving long-lived assets that are impaired or are to be disposed of. The Standard is effective for fiscal years beginning after December 15, 2001, with early application permitted. The Company is considering the effects of this new standard and does not believe that it will have any significant effect on its financial statements when adopted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The initial development of the AccuProbe in 1992 provided CMS with market dominance in the modern cryosurgical marketplace. The Company's Accuprobe(R) System uses a patented design that maintains Super Cooled Liquid Nitrogen in a liquid state, resulting in superior freezing characteristics when compared to other cryosurgical systems. The Company is once again aggressively pursuing the market for cryoprostatectomy that has shown a dramatic increase with the recent positive changes in reimbursement.

Through its wholly owned subsidiary, BioLife Solutions, Inc., the Company is developing a range of proprietary, cell, tissue and organ specific preservation solutions, based on its patented Hypothermosol(TM) platform technology. Initial clinical results suggest that these derivatives of Hypothermosol could significantly prolong cell, tissue and organ viability. The Company continues to develop a variety of relationships with biotech firms who can utilize the Hypothermosol preservation solutions.

RESULTS OF OPERATIONS

Revenue for the three-months ended September 30, 2001 increased $47,531 to $247,288, compared to $199,757 for the comparable period of the prior year. This increase is attributable to an increase in grant revenue offset by somewhat lower sales of AccuProbes and accessories, as well as lower mobile services volume. Revenue for the nine-months ended September 30, 2001 increased $203,597 to $1,036,417, compared to $832,820 for the comparable period of the prior year. This increase is attributable to higher sales of AccuProbe Systems and accessories, higher mobile services volume, and higher grant revenue. This increase was partially offset by a decrease in sales of AccuProbes.

Cost of goods sold, as a percentage of revenue, improved to 36% for the three-months ended September 30, 2001, compared to 60% for the comparable period of the prior year. This improvement was primarily attributable to the increase in grant and contract revenue and was partially offset by an increase in the cost of mobile services delivery. Cost of goods sold, as a percentage of revenue, increased to 49% for the nine-months ended September 30, 2001, compared to 47% for the comparable period of the prior year. This decrease is attributable to a less profitable product mix.

Research and development expense increased $59,557 for the three-months ended September 30, 2001 to $475,457, compared to $415,900 for the comparable period of the prior year. The increase was attributable to increases in expenditures for clinical trials related to development of the Hypothermosol technology, which involved higher engineering headcount and consulting expense.

The increase was offset by lower in-house expenditure on the development of the AccuProbe System, resulting in lower salaries and benefits expense. Research and development expense increased $500,722 for the nine-months ended September 30, 2001 to $1,553,402, compared to $1,052,680 for the comparable period of the prior year. The increase was also attributable to increases in expenditures for clinical trials related to development of the Hypothermosol technology, which involved higher engineering headcount and consulting expense and was offset by lower in-house expenditure on the development of the AccuProbe System, resulting in lower salaries and benefits expense.

Sales and marketing expense increased $180,432 for the three-months ended September 30, 2001 to $261,629, compared to $81,197 for the comparable period of the prior year. This increase was attributable to the overall expansion in the Company's network of independent sales representatives, and increase in promotional materials. Sales and marketing expense increased $1,057,933 for the nine-months ended September 30, 2001 to $1,230,315, compared to $172,382, for the comparable period of the prior year. This increase was due to higher expenses relating to the expansion in the Company's network of independent sales representatives, as well as an increase in salaries and benefits from a higher number of marketing and sales personnel, increased sales commissions and travel.

General and administrative expense increased $245,275 for the three-months ended September 30, 2001 to $555,280, compared to $310,005 in the comparable period of the prior year. This increase is attributable to higher consulting costs and increases in salaries and benefits. This increase was offset by lower legal and miscellaneous general and administrative expenditure. General and administrative expense increased $342,793 for the nine-months ended September 30, 2001 to $1,334,032, compared to $991,239 in the comparable period of the prior year. This increase is attributable to higher levels of overall corporate activity, and is reflected in higher salaries and benefits expense and increases in consulting fees. This increase was partially offset by lower legal fees.

Operating expenses increased $485,264 for the three-months ended September 30, 2001 to $1,292,366, compared to $807,102 for the comparable period of the prior year. Operating expenses increased $1,901,448 for the nine-months ended September 30, 2001 to $4,117,749, compared to $2,216,301 for the comparable period of the prior year. The Company sustained a net loss of $1,134,280 and $3,580,221, respectively, for the three-month and nine-month periods ended September 30, 2001, compared to a net loss of $675,065 and $1,682,801, respectively, for the comparable periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had cash and cash equivalents totaling $353,488 and working capital of $3,832, as compared to $2,150,112 and $2,666,295, respectively, at December 31, 2000. The decrease in the Company's cash and working capital positions from December 31, 2000 was due primarily to net losses during the period.

Capital expenditures for equipment totaled $252,676, in the period ended September 30, 2001, compared to $169,166 in the comparable period of the prior year.

The Company anticipates that its current cash balances will be sufficient to meet its cash requirements through December 2001. Additional capital will be necessary to ensure the Company's viability. In this respect the Company is pursuing an additional equity financing. There can be no assurance that any such transaction will be available on terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

FORWARD LOOKING INFORMATION

The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements." Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligations to revise any of these forward-looking statements.

                           PART II - OTHER INFORMATION

Item 5.  Other Information

During October 2001 the Company completed a private placement of 5,000 Units, raising approximately $1,000,000. Each Unit was priced at $200.01 and consisted of two shares of Series F Convertible Preferred Stock, convertible into 800 shares of Common Stock, and one warrant to purchase four hundred shares of Common Stock, at $.375 per share, on or before October 2006. The Company had retained Thomas Girschweiler (the "Adviser") to assist the Company in finding qualified investors to purchase the Units. The Adviser is entitled to a finder's fee equal to 10 percent of the monies received by the Company, payable in Units valued at $200.01 per Unit. The Adviser also is entitled to a cash fee of 7 percent with respect to the monies received by the Company upon exercise of the warrants. The Units were placed with investors in the United States and Europe, and the sales of the Units were exempt from Registration under the Securities Act pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the three-months ended September 30, 2001.

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


                                     Cryomedical Sciences, Inc.
                                     --------------------------
                                             (Registrant)





Date:  November 14, 2001            By:   /s/ Andrew Greuling
                                          ------------------------
                                          Andrew Greuling
                                          President and Chief Executive Officer
                                          (Principal Executive Officer and
                                          Principal Financial Officer)