Form 10KSB
period 2001-12-31
CRYOMEDICAL SCIENCES INC
filed 2002-04-12
CIK 834365

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         -------------------------------

                                   FORM 10-KSB
    (MARK ONE)

      [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001
                                         -----------------

                                       OR

      [   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18170

                         ------------------------------

                           CRYOMEDICAL SCIENCES, INC.
                 (Name of Small Business Issuer in its Charter)


                DELAWARE                             94-3076866
                --------                             ----------
       (State of Incorporation)          (IRS Employer Identification Number)


100 COBB PLACE BLVD., BUILDING 200, SUITE 270, KENNESAW, GEORGIA      30144
----------------------------------------------------------------      -----
       (Address of principal executive offices)                     (Zip Code)

                      ------------------------------------

          Issuer telephone number, including area code: (770) 426-0101
                                                        --------------

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

         Issuer's revenues for the fiscal year ended December 31, 2001 were $1,344,016.

         As of April 10, 2002, the aggregate market value of voting stock held by nonaffiliates was $1,323,952.

         As of April 10, 2002, there were 12,413,209 shares of Common Stock (par value $.001 per share) outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

         Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, manufacture and marketing of low temperature technologies for use in the cryoablation of cancerous tissue and in preserving and prolonging the viability of cellular and genetic material for use in cell therapy and tissue engineering.

         The Company has been a leader in cryosurgical methods and devices which ablate unwanted tissue in minimally invasive procedures. The Company completed initial development of the AccuProbe(R) System (the "AccuProbe") in 1992, establishing the Company as a leader in the modern cryosurgical marketplace. The AccuProbe is a sophisticated cryosurgical device designed to freeze and destroy diseased tissue. It is particularly applicable where diseased tissue cannot be removed surgically or where surgery is likely to have extensive adverse side effects. The AccuProbe uses a patented design that maintains Super Cooled Liquid Nitrogen in a liquid state, resulting in superior freezing characteristics when compared to other cryosurgical systems.

         The Company has marketed this system through a direct sales force and through distributors to hospitals, surgeons and radiologists in the United States and abroad. In addition to the AccuProbe, the Company sells single use probes and other disposables used with the AccuProbe and offers service contracts. The Company has been developing the new AccuProbe 800 series, which received FDA clearance in September 1998, and the Company's Blizzard(TM) Series (the "Blizzard"), and the Cryo-Lite(R) Series (the "Cryo-Lite") cryosurgical systems, which received FDA clearance in July 1997 and February 1998, respectively. When developed, these cryosurgical systems are expected to replace the existing AccuProbe System. The Company will need to raise additional funds to complete the development of, and release for commercial sale, the AccuProbe 800 Series, Blizzard and Cryo-Lite products.

         Based on its understanding of the molecular basis for the cryogenic destruction of cells through apoptosis, through its wholly owned subsidiary, BioLife Solutions, Inc. ("BioLife"), the Company is developing a range of proprietary cell, tissue and organ specific hypothermic preservative solutions, based on BioLife's patented HypoThermosol(TM) platform technology. Initial clinical results suggest that BioLife's customized HypoThermosol solutions could significantly prolong cell, tissue and organ viability, which could, in turn, improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation. BioLife has entered into research agreements with several emerging biotechnology companies engaged in the research and commercialization of cell and gene therapy technology and has received several government research grants in partnership with academic institutions involved in cell and tissue therapy research. BioLife currently markets its HypoThermosol line of solutions directly and through a distributor to companies and labs engaged in pre-clinical research, and to academic institutions.

         Sales and other revenues totaled $1,344,016 and $1,189,505 for the twelve months ended December 31, 2001 and December 31, 2000, respectively. Total research and development expenses were $1,773,119 and $1,373,500 for the twelve months ended December 31, 2001 and December 31, 2000, respectively. The backlog of orders were zero and $2,500 at December 31, 2001 and December 31, 2000, respectively. A substantial portion of the Company's revenue in each quarter results from orders received in that quarter. Generally, orders placed directly by customers are shipped within 30 days of the order date.

         The Company was incorporated in Delaware in November 1987. BioLife was incorporated in March of 1998. Unless the context requires otherwise, references to the Company include BioLife. The Company's principal executive offices are located at 100 Cobb Place Blvd., Building 200, Suite 270, Kennesaw, Georgia 30144 and its telephone number is (770) 426-0101.

TECHNOLOGY

         CRYOSURGICAL BACKGROUND AND TECHNOLOGICAL OVERVIEW

         Cryosurgery is an ablative therapy that is dependant on the destructive events associated with tissue exposure to freezing temperatures. The destructive events are known to include, among other effects, osmotic stress, the release of certain molecules, membrane disruption, and intracellular ice formation. Repetitive freeze-thaw cycles are thought to further exacerbate these destructive events. The freezing event also simultaneously damages the targeted tissue's vascularization, leading to severe ischemia and necrosis (localized cell death from the interruption of blood flow).

         In cryosurgery, the frozen tissue mass, the ice ball, is characterized by a temperature gradient extending from the lowest temperatures adjacent to the probe (area of the fastest cooling rates, up to 1,000(0)C per minute) to the highest temperature (-0(0)C) (lowest cooling rates) at the freeze zone edge. Accordingly, the damaging effects of this therapy occur over time and space. For example, intracellular freezing, which is totally destructive, occurs close to the probe but declines with distance toward the edge of the ice ball. Osmotic stress is experienced by cells throughout the freeze zone. Since cells near the freeze zone margin are not subjected to extensive intracellular ice formation, these peripheral regions experience less destructive effects.

         These freezing dynamics, along with procedure-specific variations (e.g., use of warming catheters), suggest that multiple zones of possible cell survival exist. One such zone extends from the ice ball surface to the approximate -40 to -50(0)C isotherm within the frozen tissue. In this outer region of the frozen lesion not all cells experience intracellular ice formation. Many cells, depending on their unique physiology and proximity to the freeze zone edge, only experience transient hypothermia and osmotic stress, which may be collectively insufficient to cause total cell destruction.

         Using cryosurgery, surgeons are targeting diseased and cancerous tissue in the following fields: urology, oncology, gynecology, neurosurgery, general surgery, thoracic surgery, dermatology, and proctology. The Company believes that cryosurgery has a number of advantages over other options for managing such diseased tissue. First, unlike surgical resection, cryosurgery does not require removal of large volumes of healthy surrounding tissue. Second, unlike other alternatives such as radiation therapy, the cryoprobe's freezing temperatures can be applied to certain areas and not to others, so that diseased tissue can be targeted individually, leaving more healthy tissue intact and unaffected by treatment.

         CRYOSURGERY IN THE TREATMENT OF PROSTATE CANCER

         Traditionally, radical prostatectomy has been the standard of care for the treatment of prostate cancer. In the last decade, prostate cryosurgery has emerged as a minimally invasive option for treatment of the disease. Refinements in both technique and technology have evolved to further improve the results of prostate cryotherapy. Studies have shown that, in conjunction with the use of a urethral warmer, the use of ultrasound to guide cryoprobe placement and the use of temperature monitoring to confirm targeted temperatures and monitor freezing of surrounding tissue, cryosurgery can improve patient outcomes.

         THE ACCUPROBE SYSTEM

         The Company's AccuProbe System ablates diseased prostate tissue by using extreme cold to freeze cancer cells within the prostate. It is a clinically proven, convenient treatment that costs less than radical prostatectomy and has a lower complication rate resulting in a shorter hospital stay and recovery period. Most patients resume normal activity within one to two days. Cryosurgery's limited complications compare favorably to those of brachytherapy, yet it kills cancer cells without injecting the patient with radioactive material.

         The Company's AccuProbe System provides superior freezing capability through its patented proprietary design that maintains Supercooled Liquid Nitrogen in a liquid phase, even as it circulates through the cryoprobe, unlike competitive systems that use higher gaseous cryogens (such as argon), which do not achieve temperatures as low as liquid nitrogen. Using a liquid cryogen also enables surgeons to freeze difficult areas, such as lesions located in proximity to large blood vessels. Urologists who use the Company's AccuProbe System can use multiple cryoprobes, in sizes as small as 3mm in diameter. Since each probe can be controlled independently, the urologist can "sculpt" to the desired size and shape. The cryoprobes used with the AccuProbe System are designed for single-use and are disposable.

         The Company has been developing certain proprietary designs intended to make its cryosurgical instrumentation more efficient and more precise than previous cryosurgical instrumentation. The Company's next generation-AccuProbe systems - the Blizzard Series, and the Cryo-Lite Series, and the Company's next generation AccuProbe 800 Series of cryosurgical instruments, is intended to introduce new cryosurgical technology designed to further improve clinical results under cryosurgery.

         In April 1991, the FDA granted the Company 510(k) premarket notification for the AccuProbe and marketing commenced after commercial development of the AccuProbe was completed in 1992. In December 1995, the Company received two further 510(k) marketing approvals from the FDA for two new models of the AccuProbe series of cryosurgical devices (Blizzard and Cryo-Lite Series) and in September 1998 it received such approval for the AccuProbe 800 Series. The Cryo-Lite Series differs from the AccuProbe Systems in that Cryo-Lite is a hand held device capable of utilizing cryogens (refrigerants) other than liquid nitrogen. The Blizzard Series also differs from the AccuProbe Systems in that Blizzard devices are capable of utilizing cryogens (refrigerants) other than liquid nitrogen. The AccuProbe 800 series, which has also been in development by the Company, represents new technology, and is intended to replace all previous AccuProbe Systems. In addition, the Company markets a full complement of accessory products for the AccuProbe which are being marketed along with the AccuProbe system and single-use probes.

        HYPOTHERMIC PRESERVATIVE SOLUTIONS BACKGROUND AND TECHNOLOGICAL OVERVIEW

        Time management is a crucial aspect of many facets of clinical practice and, increasingly, cell and gene therapy. Modern therapies must be accomplished under time constraints if they are to be effective. This problem becomes especially critical in the field of cell and tissue therapy, where harvested cell culture and tissue, if maintained at body temperature (37(0)C), will not be viable for any reasonable length of time. To slow the "metabolic engine" of the harvested cell and tissue, chilling is required. However, chilling is of mixed benefit. Although cooling successfully reduces metabolism (i.e., lowers demand for oxygen), chilling, or hypothermia, is also damaging to cells. To solve this problem, transplant surgeons, for example, will flush the donor tissue with a cold solution designed to provide short-term preservation support after removal of the organ from the donor and during transportation. Clinicians engaged in cell and gene therapy will also attempt to maintain the original and derived cellular material in a cold solution before and after application of the specific cell or gene therapy technique, and during necessary transportation. Support solutions range from simple "balanced salt" (electrolyte) formulations to complex mixtures of electrolytes, energy substrates such as sugars, acid buffers, osmolytes and antibiotics. Clinically, there is not a great deal of protective difference between these various solutions and few offer long-term protection. Often, the basis for selection of a "preservation solution" is a matter of local preference rooted primarily in a hospital's traditional source of supply.

         HYPOTHERMOSOL(TM) PRESERVATION SOLUTIONS

         The Company's line of preservation solutions, based on its patented HypoThermosol technology, is composed of complex synthetic, aqueous solutions containing, in part, minerals and other elements found in human blood which are necessary to maintain fluids and chemical balances throughout the body at near freezing temperatures.

         The HypoThermosol series of preservative solutions extends the preservation window for gene and cell therapy and tissue engineering, improving clinical outcomes for promising new research and for those undergoing cell and gene therapy. A full line of customized HypoThermosol solutions is available to researchers and clinicians to preserve cells and tissue in low temperature environments for extended periods after removal of the cells through minimally invasive biopsy or surgical extraction , as well as in shipping the propagated material for the application of cell or gene therapy or tissue engineering. By providing the field of cell therapy and regenerative medicine with the ability to preserve and maintain consistency of cell and genetic material for extended periods, BioLife has the potential to become a standard of care for use in packaging and storing cell and tissue cultures and to positively impact the lives of millions of Americans.

         BioLife is developing a range of preservation solutions based on its core HypoThermosol technology. The solutions are currently available as a "component" to clinicians and researchers interested in low temperature preservation of cellular material used in gene and cell therapy and tissue engineering.

              o HYPOTHERMOSOL BASE - A new generation of preservation media, demonstrating superior outcome in maintaining mammalian cell systems during ultra-profound hypothermic storage (4-10(degree)C). This variant has proven effective in maintaining abdominal and thoracic organs, blood vessels, muscular and neural tissues. HypoThermosol base also has proven applicability in trauma simulation studies;

              o HYPOTHERMOSOL DCC - This solution has been formulated with the appreciation that the loss of a form of homeostasis in cells at 4(degree)C can lead to activation of certain enzymes culminating in cell death. HypoThermosol DCC is especially designed to inhibit these activities.;

              o HYPOTHERMOSOL FRS - This solution has been formulated to decrease the free radical accumulation in cells undergoing prolonged hypothermic preservation. Numerous investigators have shown that an increase in free radicals can lead to either pathological cell death or apoptosis (programmed cell death) in clinical conditions. HypoThermosol -FRS is very effective at preserving myocardial and kidney tissues, both of which have high-energy demands that can lead to free radical accumulation;

              o     HYPOTHERMOSOL CRYOSTOR(TM) - This is a family of
                   cell-specific, optimized cryopreservation media that enhances cell survival allowing for focus on post-preservation (storage) studies. CryoStor is uniquely formulated to address the molecular-biological aspects of cells during the preservation process thereby directly reducing the level of Cryopreservation-Induced Delayed-Onset Cell Death (Baust, et al., 2001); and

              o HYPOTHERMOSOL PURGE - A flush solution designed to rinse culture media and native fluids from cell systems prior to suspension in preservation media.

         BioLife is also developing other proprietary solutions based on its core HypoThermosol technology, optimized to preserve specific mammalian cell and tissue systems.

RESEARCH CONTRACTS AND GRANT AWARDS

         BioLife is engaged in various research and product development initiatives with public and private institutions that are focused on gene and cell therapy and tissue engineering research. In addition to private research contracts with leading-edge biotechnology concerns, BioLife has secured several government grant awards, in partnership with leading academic institutions, to conduct basic research, which could lead to further commercialization of technology to preserve human cells, tissues and organs.

         In conjunction with academic investigators, BioLife has been awarded five National Institute of Health ("NIH") grants and one National Science Foundation grant, valued at $1.2 million, since 2000. These grants involve research based around BioLife's core HypoThermosol technology and includes work on optimizing preservation media for different cellular and tissue applications and more fundamental research into cellular apoptosis and cell and tissue preservation.

         In 2001, BioLife entered into a solutions optimization contract with a biotechnology company specializing in stem cell research. The company contracted for BioLife to supply an optimized HypoThermosol preservative solution to preserve immature myoblasts (skeletal muscle cells) that doctors injected into the damaged area of a woman's heart in the first autologous human clinical trials for heart muscle regeneration. Ten injections totaling 25 million cells were made into the damages cells. BioLife's HypoThermosol preservation solution was used both in shipping the original biopsy taken from the patient's thigh as well as in shipping the propagated immature muscle cells back to the surgeon for injection.

         In March 1999, BioLife signed an Incubator Licensing Agreement with SUNY whereby BioLife will conduct research and development in the field of cryogenic science and in particular solution technology. BioLife pays the University $1,005 per month during the five year term of the License and all inventions conceived as a result of these research and development efforts will belong to BioLife.

MARKETS AND MARKETING

         THE CRYOSURGERY MARKETPLACE AND MARKETING OF THE ACCUPROBE SYSTEM

         Cryosurgical devices, like the Company's AccuProbe System, are used as an alternative to more invasive surgical methods and less precise radioactive therapy, to destroy diseased and cancerous tissue. Cryosurgery is currently used in the following areas: urology, oncology, gynecology, neurosurgery, general surgery, thoracic surgery, dermatology, and proctology. Although the Company is targeting other fields, the principal market in which it is focused is urology, and specifically the treatment of prostate cancer. The benefits of the Company focusing its sales and marketing efforts on this market is first, due to the sheer size of this market - according to the American Cancer Society, more than 100 men die of prostate cancer each day in the United States and, annually, 184,500 new cases are diagnosed, and second, to the degree of acceptance by many urologists in acknowledging the benefits of cryosurgery, which is due, in part, to the extensive body of research in this field - as an alternative to radiation, or for patients with failed radiation therapy, targeted ablation provides a clinically-effective choice.

         The use of cryosurgery as a therapy to treat patients is dependant on several factors, including the level of reimbursement by public and private insurers in connection with procedures for which the cryosurgical instrumentation is utilized, and by the perceived effectiveness of cryosurgery by clinicians over traditional therapy. The availability of consistent, uniform insurance reimbursement guidelines for hospitals and physicians is an important factor often considered by some potential customers when making a decision regarding the purchase of any new medical device, including the AccuProbe System. Reimbursement of hospitals and urologists by public and private insurers such as Medicare, Blue Cross and Blue Shield, is a necessary part of gaining general acceptance for use of the AccuProbe for urological cryosurgery. After a national non-coverage policy was put into effect by the Health Care Financing Administration ("HCFA") in 1996, and guidelines were eased in February 1999, and effective January 2001, HCFA issued a national CPT code for cryosurgical ablation of the prostate, which provide reimbursement for both primary and salvage prostate cryosurgical procedures. In spite of HCFA's activities in regard to reimbursement for cryosurgery of the prostate there can be no assurance that reimbursement will be sufficient to encourage use of the AccuProbe System by hospitals and physicians.

         The Company launched the first commercially available cryosurgical system in 1992 and since then, has built its reputation around comprehensive educational programs for the medical community and important research that explained the mechanism of cell death under extremely cold temperatures. The Company has expended significant resources educating surgeons and healthcare professionals in formal training programs as to the uses and benefits of the Company's cryosurgical instrumentation through both in-house educational seminars and practical applications outside the Company's training facility.

         The Company currently markets its AccuProbe system directly to hospitals, surgeons, and radiologists and through distributors in international markets. The Company may also arrange with other third parties to market or distribute its products in the United States or other countries.

         BIOLIFE MARKETS AND MARKETING

         BioLife's marketing strategy is to serve the bio-therapeutic industry, which is developing products for a host of clinical indications ranging from liver failure to Alzheimer's disease. Unlike traditional pharmaceutical or biotechnology companies, bio-therapeutic companies utilize single or multiple cells, or tissues harvested from human or animal species, to treat various pathologies. For all of these companies, the therapeutic benefit they deliver to clinicians and patients is dependent on establishing a reasonable shelf-life for the end product. BioLife's line of HypoThermosol preservation solutions attempts to address this underlying and unmet need of providing a superior preservation or culture medium to the high growth bio-therapeutic industry.

         BioLife has identified several key markets:

              o FACILITATING CELLS. Currently, harvested organs must be matched with a potential donor in order to avoid rejection. A number of companies are isolating "facilitating" cells (a type of immune cell) from an organ donor's blood or bone marrow, purging them of rejection-inducing T-cells, and infusing them into the recipient's marrow at time of transplant. Once engrafted, the cells promote the development of a chimeric or hybrid donor-recipient immune state that prevents rejection of the donor tissue.

              o GENE THERAPY. Abnormal or problematic cells are removed from the patient, and after a preferred DNA sequence is inserted, the cells are re-inserted. Likely disease candidates include Parkinson's, Alzheimer's, Gaucher's, cystic fibrosis, and familial hyper-cholesterolemia

              o ISLET AND HEPATOCYTE CELL TRANSPLANTATION. Insulin-producing islet cells are isolated from a donor pancreas and injected into the recipient via the portal vein under local anesthesia (i.e., as an alternative to pancreas transplantation). The technique has thus far had mixed success due to limited functional grafts, which in turn is partially due to preservation issues. Various attempts have been made to do a similar procedure with liver hepatocytes, which can regenerate in vivo.

              o STEM CELLS. Human embryonic stem cells (and to a lesser extend adult stem cells) were first successfully cultured in vitro in 1998 at Johns Hopkins. Such cells can potentially differentiate into any type of cellular tissue in the body, and culturing them in-vitro may provide an unlimited supply of precursors for the development of transplantable tissue of all kinds. This field is marked by considerable political controversy and it is unlikely that marketable products will be available for at least several years.

              o EMBRYO & GAMETE PRESERVATION. Currently liquid nitrogen is used to preserve embryos, which provides tissue preservation for a limited time (generally less than five years).

              o TISSUE TRANSPLANTS. A number of companies currently market tissues harvested from cadaver. Examples include human heart valves, cancellous bone (for orthopedic indications), cornea, and skin. As with whole-organ transplantation, some of these markets are controlled by quasi-public tissue banks.

              o IN-VITRO TISSUE ENGINEERING. Tissue engineering refers to the use of cultured cells to fabricate specific tissues (and eventually organs). The current approach requires the use of a polymeric 3-D scaffold, which allows for fabrication of a specific tissue size and shape. The target markets with the most promise include skin, cartilage, bone, ligament and tendon.

              o EXTRACORPOREAL ORGAN-SUPPORT DEVICES. Due to the shortage of donor organs, a number of cell-based technologies are being developed to replace organ functions by use of extracorporeal devices. The two most promising markets are for liver and pancreas replacements.

         As a component of other developed technology, HypoThermosol is not subject to specific FDA pre-market approval. In particular, the Company is not required to sponsor formal prospective, controlled clinical-trials in order to establish safety and efficacy. However, it is highly likely that all potential customers would require BioLife to comply with Good Manufacturing Procedures ("GMP") as mandated by FDA. The Company's current contract manufacturer, which manufactures the HypoThermosol line of preservative solutions for the Company, is GMP compliant.

         There can be no assurance, that the Company will not be required to obtain pre market approval from the FDA to market any of the Company's products in the future. Although BioLife does not market its products for use in embryo and gamete preservation or for tissue or organ transplants, the Company expects that it will need to obtain pre market approval from the FDA before it does so. This would entail substantial financial and other resources and could take several years before the products are approved, if at all.

RECENT DEVELOPMENTS

         In March 2002, the Company borrowed $250,000, under a 12-month promissory note agreement. The principal balance on this promissory note accrues interest at the rate of 10% per annum. In connection with the promissory note, the Company issued warrants to purchase one million shares of the Company's common stock at $0.25 per share.

         In December 2001, the Company completed a private placement of 6,000 Units, raising approximately $1,200,000. Each Unit was priced at $200.01 and consisted of two shares of Series F Convertible Preferred Stock, convertible into 800 shares of Common Stock, and one warrant to purchase 400 shares of Common Stock, at $0.375 per share, on or about October 2006. The Units were placed with investors in the United States and Europe, and the sales of the Units were exempt from Registration under the Securities Act, pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.

         The proceeds from the Unit financing were used to increase the Company's presence in the cryosurgical marketplace, for product development initiatives and to provide working capital.

         In connection with the placement of Units, the Company retained an adviser (the "Adviser") to assist the Company in finding qualified investors to purchase the Units. The Adviser is entitled to a finder's fee equal to 10 percent of the monies raised, payable in Units and a seven percent cash fee with respect to the monies received upon the exercise of the warrants.

MANUFACTURING

         The Company has ceased manufacturing at its facilities that were located in Baltimore, Maryland, where the Company manufactured the AccuProbe System and related accessories, including probes, and expects to transition its manufacturing to an independent third party contract manufacturer, which management has yet to select. To the extent that other parties are manufacturing parts or subassemblies for the Company, the Company has less control over the quality of products and timeliness of delivery than if manufactured by the Company. During this period of manufacturing transition, the Company expects that it will have sufficient quantities of finished goods, consisting primarily of single-use probes and other accessory products, on hand to meet anticipated demand for its products. The Company is generally able to deliver single use probes from its inventory within 30 days of its receipt of an order.

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

         BioLife's HypoThermosol line of preservation solutions are manufactured in accordance with the Company's patented and proprietary formulas under confidentiality agreements by an independent third party contract manufacturer. The contract manufacturer follows current GMPs prescribed by the FDA and the Company anticipates using this contract manufacturer for the foreseeable future. The Company does not have a written agreement for the manufacture of the HypoThermosol line, but anticipates entering into a written agreement at such time that large quantities are required. There are multiple sources available from which the Company could have HypoThermosol manufactured.

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

         The Company first received 510(k) clearance for its AccuProbe 400 Series in April 1991, and received 510(k) clearance to market the AccuProbe 500 Series and AccuProbe 600 Series in December 1995 and March 1997, respectively. In July 1997, the Company received 510(k) clearance for the Cryo-Lite Series and for the Blizzard Series in June 1998. The Company's next generation cryosurgical system, the AccuProbe 800 Series, received 510(k) clearance in September 1998.

INTELLECTUAL PROPERTY

         The Company owns twelve issued U.S. patents and seven issued or allowed foreign patents relating to the Company's AccuProbe System and related cryosurgical technology. The Company also owns six issued U.S. patents and three pending or allowed foreign patents relating to its HypoThermosol and cell preservation technology.

         CRYOSURGICAL-RELATED PATENTS

         The Company's portfolio of patents cover several key areas of the Company's design of the Company's core cryosurgical product, including U.S. Patent Nos. 5,254,116 and 5,520,692, both titled, "Cryosurgical Instrument with Vent Holes..." which allows for the Company's liquid nitrogen probes to freeze more rapidly than the competition, U.S. Patent No. 5,334,181, "Cryosurgical System for Destroying Tumors by Freezing," which covers the sub-cooling of liquid nitrogen refrigerant and U.S. Patent No. 5,400,602, "Cryogenic Transport Hose," which covers a design of the liquid nitrogen transport hose.

         The Company also has a key patent, U.S. Patent No. 5,437,673, "Closed Circulation Tissue Warming Apparatus and Method [for Use] in Prostate Surgery," otherwise known as an urethral warmer, which is an important device used during cryoblation of the prostate gland, to maintain temperature of the urethral tissues and to prevent damage to the urethra.

         U.S. Patent No. 5,573,532, "Cryogenic Surgical Instrument..." embodies the use of vacuum brazing in the manufacture of cryoprobes, to provide a layer of thermal insulation between the refrigerant and the exterior of the instrument.

         U.S. Patent No. 5,846,235, "Endoscopic Cryospray Device," cover the design of a cryoprobe device which delivers cryogenic liquid or gas in the form of a spray, which may have therapeutic utility in the gastrointestinal tract and bladder.

         U.S. Patent No. 5,916,212, "Hand Held Cryosurgical Probe System," covers a hand-held cryosurgical device that has changeable cryogen cylinders and supports cryogen mixtures. This patent is embodied by the Company's Cryo-Lite Series, currently under development.

         BIOLIFE-RELATED PATENTS

         BioLife's core HypoThermosol cell preservation technology is protected by U.S. Patent No. 6,045,990, "Inclusion of Apoptotic Regulators in Solutions for Cell Storage at Low Temperature," owned by the Company, and which covers the use of cell-free solution compositions for hypothermic cell storage supplemented with agents inhibiting apoptotic induced cell death. Additionally, solutions for cell storage at hypothermic temperatures supplemented with cell death inhibitors for cryopreservation are disclosed.

         The Company also owns several issued U.S. patents relating to its novel blood substitute and bloodless surgery technology, the precursor to BioLife's core HypoThermosol technology.

         Although the Company intends to continue to develop and file patents relating to its core technology and to rigorously defend its patent position, there can be no assurance that any additional patents will be granted. To the extent that any unique applications of the Company's technologies are developed by the Company's scientists, such applications or procedures may not be subject to any protection and there can also be no assurance that the Company will develop additional patentable processes or products or, if developed, that the Company would be able to obtain patents with respect thereto, or that others may not assert claims successfully with respect to such patents or patent applications. Furthermore, the Company might not be able to afford the expense of any litigation which might be necessary to enforce its rights under any patents it may obtain, and there can be no assurance that the Company would be successful in any such suit. There is also no assurance that the Company's proposed products will not infringe on patents owned by others.

While the Company believes that the protection of patents and trademarks is important to its business, the Company also relies on a combination of copyright, trade secret, nondisclosure and confidentiality agreements, know-how and continuing technological innovation to maintain its competitive position. Despite these precautions, it may be possible for unauthorized third parties to copy certain aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The laws of some foreign countries in which the Company may sell its products do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

COMPETITION

         The medical products industry is highly competitive. Most of the Company's potential competitors have considerably greater financial, technical, marketing, and other resources than the Company.

         With respect to the Company's cryosurgical instrumentation, the Company faces competition from other firms engaged in the business of developing or marketing cryosurgical devices as well as other firms engaged in developing or marketing medical devices that destroy diseased tissues by means other than freezing. Cryogenic devices have limited market acceptance, despite having been used to freeze tissue for more than 20 years. The Company faces competition from several companies engaged in the business of developing, manufacturing and marketing of instruments used to freeze tissue, including Endocare, Inc., Cryogen, Inc., Erbe Electromedicine, GmbH and Galil Medical. The Company's cryosurgical instrumentation also competes with other companies that employ techniques for destroying diseased tissue by, but not limited to, radiofrequency and thermal devices.

         BioLife faces competition in the markets for its line of HypoThermosol preservation solutions from several much larger companies, including Organ Recovery Systems, Inc., which is developing low temperature technologies for the preservation and transportation of tissue and Barr Laboratories, Inc., which is selling Viaspan, the organ preservation solution, under license from DuPont Pharmaceuticals Company. SangStat Medical Corporation has also developed a preservation medium, but which is only indicated for use in the U.S. for cardiac transplantation

         The Company expects competition to intensify with respect to the areas in which it is involved as technical advances are made and become more widely known.

EMPLOYEES

         The Company's business is highly dependent upon its ability to attract and retain qualified scientific, technical and management personnel. The Company, which includes BioLife, had eight full-time and three part time employees and engaged five research and development contractors at December 31, 2001. The Company is not a party to any collective bargaining agreements.


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

         The Company leases a 3,480 square foot facility in an office-industrial park in Kennesaw, Georgia, under a one-year lease expiring in October, 2002. Rental expense for all of the Company's facilities and equipment for the 12-month period ended December 31, 2001 totaled $137,752.

         In 1999, BioLife entered into an Incubator License agreement for approximately 720 square feet of space at the State University of New York at Binghamton at a rental of $1,005 per month. The license expires in February 2003.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

PRICE RANGE OF COMMON STOCK

         The common stock, par value $.001 per share, of the Company ("Common Stock") is traded on the OTC Bulletin Board. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated.

                                                              Price Range
                                                              -----------
                                                          High           Low
                                                          ----           ---
      Quarter Ended:
      -------------

          March 26, 2000                                  $0.80         $0.16
          1 for 5 reverse stock split on June 16, 2000
          June 25, 2000                                   $4.75         $0.25
          September 24, 2000                              $1.88         $0.88
          December 31, 2000                               $1.81         $0.41

          March 31, 2001                                  $0.69         $0.38
          June 30, 2001                                   $0.48         $0.21
          September 30, 2001                              $0.30         $0.04
          December 31, 2001                               $0.35         $0.04


HOLDERS

         As of March 31, 2002, there were more than 1,100 holders of record of the Common Stock.

DIVIDEND HISTORY AND POLICY

         The Company has never paid cash dividends on its Common Stock and does not anticipate that any cash dividends will be paid for the foreseeable future.

PRIVATE PLACEMENTS

         In March 2002, the Company borrowed $250,000, under a 12-month promissory note agreement. The principal balance on this promissory note accrues interest at the rate of 10% per annum. In connection with the promissory note, the Company issued warrants to purchase one million shares of the Company's common stock at $0.25 per share.

         In December 2001, the Company completed a private placement of 6,000 Units, raising approximately $1,200,000. Each Unit was priced at $200.01 and consisted of two shares of Series F Convertible Preferred Stock, convertible into 800 shares of Common Stock, and one warrant to purchase 400 shares of Common Stock, at $0.375 per share, on or about October 2006. The Units were placed with investors in the United States and Europe, and the sales of the Units were exempt from Registration under the Securities Act, pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.

         The proceeds from the Unit financing were used to increase the Company's presence in the cryosurgical marketplace, for product development initiatives and to provide working capital.

         In connection with the placement of Units, the Company retained an adviser (the "Adviser") to assist the Company in finding qualified investors to purchase the Units. The Adviser is entitled to a finder's fee equal to 10 percent of the monies raised, payable in Units and a seven percent cash fee with respect to the monies received upon the exercise of the warrants.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------

         The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto set forth elsewhere herein.

         The Company is engaged in the research, development, manufacture and marketing of low temperature technologies for use in the cryoablation of cancerous tissue and in preserving and prolonging the life of cellular and genetic material for use in the fields of cell therapy and tissue reengineering.

         The Company has been a leader in cryosurgical methods and devices which ablate unwanted tissue in minimally invasive procedures. The Company completed initial development of the AccuProbe(R) System (the "AccuProbe") in 1992, establishing the Company as a leader in the modern cryosurgical marketplace. The AccuProbe is a sophisticated cryosurgical device designed to freeze and destroy diseased tissue. It is particularly applicable where diseased tissue cannot be removed surgically or where surgery is likely to have extensive adverse side effects. The AccuProbe uses a patented design that maintains Super Cooled Liquid Nitrogen in a liquid state, resulting in superior freezing characteristics when compared to other cryosurgical systems.

         The Company has marketed this system through a direct sales force and through distributors to hospitals, surgeons and radiologists in the United States and abroad. In addition to the AccuProbe, the Company sells single use probes and other disposables used with the AccuProbe and offers service contracts. The Company has been developing the new AccuProbe 800 series, which received FDA clearance in September 1998, and the Company's Blizzard(TM) Series (the "Blizzard"), and the Cryo-Lite(R) Series (the "Cryo-Lite") cryosurgical systems, which received FDA clearance in July 1997 and February 1998, respectively. When developed, these cryosurgical systems are expected to replace the existing AccuProbe System. The Company will need to raise additional funds to complete the development of, and release for commercial sale, the AccuProbe 800 Series, Blizzard and Cryo-Lite products.

         Based on its understanding of the molecular basis for the cryogenic destruction of cells, the Company's wholly owned subsidiary, BioLife, is developing a range of proprietary cell, tissue and organ specific hypothermic preservative solutions, based on BioLife's patented HypoThermosol(TM) platform technology. Initial clinical results suggest that BioLofe's derivative HypoThermosol solutions could significantly prolong cell, tissue and organ viability, which could, in turn, improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation. BioLife has entered into research agreements with several emerging companies engaged in the research and commercialization of cell and gene therapy technology and has received several government research grants in partnership with academic institutions involved in cell and tissue therapy research. BioLife currently markets its HypoThermosol line of solutions directly and through a distributor to companies and labs engaged in pre-clinical research, and to academic institutions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates estimates including those related to bad debts, inventories, fixed assets, intangible assets, income taxes, warranty obligations, restructuring costs, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which for the basis of the Company's judgments on the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that following accounting policies involves more significant judgments and estimates in the preparation of the consolidated financial statements. The Company maintains an allowance for doubtful accounts for estimated losses that may result from the inability of its customers to make payments. If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make payments, the Company may be required to make additional allowances. The Company writes down inventory for estimated obsolete or unmarketable inventory to the lower of cost or market based on assumptions of future demand. If the actual demand and market conditions are less favorable than projected, additional write-downs may be required. The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company is involved in extensive quality programs and processes, the warranty obligation is affected by future product quality issues or potential product failures. Should any of the Company's assumptions and estimates differ from actual results, a revision to the warranty liability would be required.

RESULTS OF OPERATIONS

       YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

        Revenue for the year ended December 31, 2001 increased $154,511 or 13.0%, to $1,344,016, compared to $1,189,505 for the year ended December 31, 2000. The increase in revenue is primarily attributable to AccuProbe System sales of $389,950 in 2001, compared to no AccuProbe System sales in 2000, and higher grant and contract revenue. The increase in revenue was offset by a reduction in sales of AccuProbes, which was a result of fewer procedures performed using the Company's single-use AccuProbe accessories and lower field and mobile service revenues.

         Cost of goods sold, as a percentage of revenue, for the year ended December 31, 2001, increased to 58.7%, compared to 45.0% for the year ended December 31, 2000. This increase was due to a charge to inventory of $207,977 to reflect the decrease in market value to below cost of certain materials used for the production of AccuProbes Systems and single-use probes. The increase was also due to higher expenses relating to the Company's delivery of mobile services and fewer AccuProbe procedures performed using the Company's single-use AccuProbe, which spread the cost of these units over a reduced number of probes compared to the year ago period. The increase in cost of goods sold, as a percentage of revenue, was partially offset by sales of more profitable AccuProbe Systems.

         Research and development expense for the year ended December 31, 2001, increased $399,619, or 29.1%, to $1,773,119, compared to $1,373,500 for the year ended December 31, 2000. The increase was attributable to increases in product engineering expenses relating to the development of BioLife's Hyothermosol technology, which involved increased engineering headcount and a higher level of consulting expense, and increased costs of supplies and prototypes relating to the Company's AccuProbe 800 Series. These increases in research and development expenses were offset by reduced engineering headcount on cryosurgical-related product development activities.

         Sales and marketing expense for the year ended December 31, 2001, increased $792,872, or 170.5%, to $1,257,973, compared to $465,101 for the year ended December 31, 2000. The increase in sales and marketing expense was due to an effort by the Company to capitalize on the new CPT code issued by the HCFA in January 2001, for the cryosurgical ablation of the prostate, which was expected to provide an additional incentive for physicians to purchase and utilize the Company's AccupProbe System. This higher level of sales and marketing activity was driven by the addition of independent sales representatives, resulting in an increase of $503,384 of sales and marketing expense, and higher promotion-related costs of $166,382.

         General and administrative expense for the year ended December 31, 2001, increased $239,068, or 14.2%, to $1,924,841, compared to $1,685,773 for the year ended December 31, 2000. The increase in general and administrative expense was due to higher expenses relating to increased headcount, higher consulting expenses and higher rental expense. The increase in general and administrative expense in 2001, was offset by a reduction in legal expense as compared to 2000, which included the settlement costs of a lawsuit with a former employee.

         Net loss for the year ended December 31, 2001, increased $1,638,330, or 59.1%, to $4,410,257, compared to a net loss of $2,771,927 for the year ended December 31, 2000. The increase in net loss was primarily attributable to higher sales and marketing and research and development expenses as a result of increased activity in 2001, as compared to activity in 2000. The Company expects to incur additional net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001 the Company had cash and cash equivalents of $286,105, and a working capital deficit of $614,626, compared to cash and cash equivalents of $2,150,112 and working capital of $2,666,295 at December 31, 2000.

         Capital expenditures for leasehold improvements, furniture and equipment for the year ended December 31, 2001 was $279,326, compared to $185,743 for the year ended December 31, 2000.

         During 2001, the Company raised approximately $1,200,000 in a private placement. In connection with this equity raise, the Company issued 12,000 shares of Series F Convertible Preferred Stock, each share convertible into 400 shares of Common Stock, and 6,000 warrants to purchase 400 shares each of the Common Stock at $0.375 per share. In March 2002, the Company borrowed an additional $250,000 under a 12-month promissory note agreement. In connection with this debt raise, the Company issued warrants to purchase one million shares of the Company's Common Stock at $0.25 per share.

         The Company has a working capital deficit of $614,626 and in order to ensure its viability, the Company will need to secure financing in the short term. In this respect, the Company is currently evaluating its strategic alternatives, including the sale of some or all of the Company's assets. There can be no assurance that any transaction will be available on terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders. If the Company is not able to raise funds or achieve some other solution, it is expected that the Company will be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

         The Company does not engage in any off-balance sheet financing activities, nor does the Company have any special purpose entities engaged in off-balance sheet activities.

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

         THE COMPANY REQUIRES FUNDING TO ENSURE ITS SHORT TERM VIABILITY.

         The Company has a working capital deficit and in order to ensure its viability, the Company will need to secure financing in the short term. In this respect, the Company is currently evaluating its strategic alternatives, including the sale of some or all of the Company's assets. The Company expects that to meet its future needs it will need to raise substantial additional funds through the sale of equity securities, the incurrence of debt, or through collaborative or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative or other arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products, marketing territories or other assets. The failure to raise capital when needed will have a significant negative effect on the Company's financial condition and may force the Company to curtail or cease its activities.

         THE COMPANY HAS A HISTORY OF LOSSES AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

         The Company has incurred annual operating losses since inception, and expects to continue to incur operating losses because new products will require substantial development, clinical, regulatory, manufacturing, marketing and other expenditures. For the fiscal years ended December 31, 2001 and December 31, 2000, the Company had net losses of $4,410,257 and $2,771,927, respectively. As of December 31, 2001, the Company's accumulated deficit was $37,710,984. The Company may not be able to successfully develop or commercialize its current or future products, achieve significant revenues from sales or procedures, or achieve or sustain profitability. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure and obtaining additional financing adequate to fulfill its research and development activities to continue refining its existing products and developing and commercializing new products.

         THE MARKET FOR THE COMPANY'S COMMON STOCK IS LIMITED AND ITS STOCK PRICE IS VOLATILE.

         The Company's Common Stock, traded on the OTC Bulletin Board, has historically traded at low average daily volumes, resulting in a limited market for the purchase and sale of the Company's Common Stock on the OTC Bulletin Board.

         The market prices of many publicly traded companies, including emerging companies in the health care industry, have been, and can be expected to be, highly volatile. The future market price of the Company's common stock could be significantly impacted by

              o   future sales of the Company's common stock,
              o announcements of technological innovations for new commercial products by the Company's present or potential competitors,
              o   developments concerning proprietary rights,
              o   adverse results in the Company's field or with clinical tests,
              o   adverse litigation,
              o   unfavorable legislation or regulatory decisions,
              o   public concerns regarding the Company's products,
              o   variations in quarterly operating results,
              o   general trends in the health care industry, and
              o   other factors outside of the Company's control.

            THERE IS UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT, WHICH IS CRITICAL TO MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS.

             In the United States, healthcare providers, such as hospitals and physicians, that purchase the Company's products and use its mobile services generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of medical procedures involving the Company's products and services and on reimbursement for the Company's products and procedures. While some private health insurance companies pay for the procedures in which the Company's products are used in some areas of the United States, private insurance reimbursement may not be adopted nationally or by additional insurers and may be terminated by those private insurance companies currently paying for procedures in which the Company's products are used. If reimbursement levels from Medicare, Medicaid, other governmental healthcare programs or private insurers are not sufficient, physicians may choose not to recommend, and patients may not choose, procedures utilizing the Company's products.

            International market acceptance of the Company's products may depend, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. The Company may not obtain international reimbursement approvals in a timely manner, if at all. The Company's failure to receive international reimbursement approvals may negatively impact market acceptance of its products in the international markets in which those approvals are sought.

            Furthermore, significant attention is focused on reforming the healthcare system in the United States and other countries. Any changes in Medicare, Medicaid or third party medical expense reimbursement, which may arise from healthcare reform, may have a material adverse effect on reimbursement for the Company's products or procedures in which its products are used and may reduce the price the Company is able to charge for its products. In addition, changes to the healthcare system may also affect the commercial acceptance of products the Company is currently developing and products it may develop in the future. Potential approaches that have been considered include controls on healthcare spending through limitations on the growth of private purchasing groups and price controls. Several proposals have been made in the United States Congress and various state legislatures recently that, if adopted, would potentially reduce healthcare spending which may result in a material adverse effect on the Company's business.

            THE COMPANY MAY NOT COMPLETE DEVELOPMENT OF IT NEW CRYOSURGICAL DEVICES, WHICH MAY ADVERSELY IMPACT THE COMPANY'S FUTURE PROSPECTS.

                  Without sufficient financing to support its product development efforts, the Company may not be able to complete development of its new AccuProbe 800 Series cryosurgical device, or the Company's Blizzard and Cryo-Lite Series of cryosurgical systems. The successful introduction of new or improved products is often subject to delay as a result of technical difficulties and engineering or design issues which, in order to overcome, require significant amounts of financial and technical resources. Without the necessary resources to allocate to its product development program, the Company may not complete development of new products, including the AccuProbe 800, Blizzard and Cryo-Lite cryosurgical systems. Failure to commercialize these products, or any other products in development, may adversely impact the Company's market position and reputation as perceived by potential customers, and negatively impact the Company's operating results and financial position.

            THERE IS UNCERTAINTY SURROUNDING THE COMPANY'S ABILITY TO SUCCESSFULLY COMMERCIALIZE ITS PRESERVATIVE SOLUTIONS.

         The Company's growth depends, in part, on its continued ability to successfully develop, commercialize and market the Company's HypoThermosol preservative solutions. Even in markets that do not require the Company to undergo clinical trials and to obtain the necessary regulatory approvals, the Company's line of HypoThermosol preservative solutions will not be used unless they present an attractive alternative to competitive products and the benefits and cost savings achieved through their use outweigh the cost of the solutions. The Company believes that recommendations and endorsements of physicians will be essential for market acceptance of the HypoThermosol product line.

            THE SUCCESS OF THE COMPANY'S HYPOTHERMOSOL PRESERVATIVE SOLUTIONS IS DEPENDANT, IN PART, ON THE COMMERCIAL SUCCESS OF NEW CELL AND GENE THERAPY TECHNOLOGY.

         The Company is developing preservative media for, and marketing its HypoThermosol preservative solutions to, biotechnology companies and research institutions engaged in research and development of cell, gene and tissue reengineering therapy. Although the Company, as a component supplier may not be subject to the same regulatory factors, the commercialized end products or therapies developed by these biotechnology companies and research institutions are subject to formal prospective, controlled clinical-trials in order to establish safety and efficacy and to substantial regulatory oversight by the FDA and other regulatory bodies, thus the development of these therapies are years away from commercialization, and demand, if any, for the HypoThermosol preservative solutions in these markets, is expected to be limited for several years.

         THE COMPANY FACES SIGNIFICANT COMPETITION.

         The medical products industry is highly competitive. Most of the Company's competitors have considerably greater financial, technical, marketing, and other resources than the Company. With respect to the Company's cryosurgical instrumentation, the Company faces competition from other firms engaged in the business of developing or marketing cryosurgical devices as well as other firms engaged in developing or marketing medical devices that destroy diseased tissues by means other than freezing. The Company is aware that cryogenic devices used to freeze tissue have been available for more than 20 years, although with limited market acceptance. The Company faces competition from several companies engaged in the business of developing, manufacturing and marketing of instruments used to freeze tissue, including Endocare, Inc.,

Cryogen, Inc., Erbe Electromedicine, GmbH and Galil Medical. The Company's cryosurgical instrumentation also competes with other companies that employ techniques for destroying diseased tissue by, but not limited to, radiofrequency and thermal devices.

         BioLife faces competition in the markets for its HypoThermosol preservation solution from several much larger companies, including Organ Recovery Systems, Inc., which is developing low temperature technologies for the preservation and transportation of tissue and Barr Laboratories, Inc., which is selling Viaspan, the organ preservation solution, under license from DuPont Pharmaceuticals Company. SangStat Medical Corporation has also developed a preservation medium, but which is only indicated for use for cardiac transplantation in the U.S.

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

            THE COMPANY'S SUCCESS WILL DEPEND ON ITS ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

            In order to execute its business plan, the Company must attract, retain and motivate a highly qualified managerial, technical and sales personnel. If the Company fails to attract and retain skilled scientific and marketing personnel, the Company's research and development and sales and marketing efforts will be hindered. The Company's future success depends to a significant degree upon the continued services of key management personnel, including J. Andrew Greuling, the Company's Chief Executive Officer and John D. Baust, Ph.D., the Company's Chief Scientific Officer. Although Mr. Greuling is subject to an employment agreement, both individuals' employment is at-will and neither individual is covered by an insurance policy to which the Company is a beneficiary. If the Company does not attract and retain qualified personnel it will not be able to achieve its growth objectives.

         THE COMPANY MAY NOT BE ABLE TO MANUFACTURE ITS PRODUCTS IN SUFFICIENT QUANTITIES, WHICH MAY NEGATIVELY AFFECT ITS BUSINESS

         The Company has ceased manufacturing at its facilities that were located in Baltimore, Maryland, where the Company manufactured the AccuProbe System and related accessories, including probes, and expects to transition its manufacturing to an independent third party contract manufacturer, which management has yet to select. Although the Company expects that it will have sufficient quantities of finished goods on hand to meet anticipated demand for its products, if the manufacturing transition to a third party contract manufacturer lasts longer than expected, then the Company may not have sufficient quantities of its products to sell to customers, which would negatively affect its business and financial position. In addition, the Company may experience production difficulties and product delivery delays in the future as a result of changing process technologies, ramping production, installing new equipment at its manufacturing facilities, and shortage of key components.

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

         IF THE COMPANY FAILS TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, THE COMPANY'S COMPETITORS MAY TAKE ADVANTAGE OF ITS IDEAS AND COMPETE DIRECTLY AGAINST IT.

         The Company's success will depend to a significant degree on its ability to secure and protect intellectual proprietary rights and enforce patent and trademark protections relating to the Company's technology. While the Company believes that the protection of patents and trademarks is important to its business, the Company also relies on a combination of copyright, trade secret, nondisclosure and confidentiality agreements, know-how and continuing technological innovation to maintain its competitive position. From time to time, litigation may be advisable to protect its intellectual property position. However, these legal means afford only limited protection and may not adequately protect the Company's rights or permit it to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that the Company will not have sufficient resources to fully pursue this litigation or to protect the Company's other intellectual property rights. It could result in the rejection or invalidation of the Company's existing and future patents. Any adverse outcome in litigation relating to the validity of its patents, or any failure to pursue litigation or otherwise to protect its patent position, could materially harm the Company's business and financial condition. In addition, confidentiality agreements with the Company's employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of the Company's technology. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that the Company will not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States.

         BECAUSE THE MEDICAL DEVICE INDUSTRY IS LITIGIOUS, THE COMPANY MAY BE SUED FOR ALLEGEDLY VIOLATING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

         The medical technology industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. In addition, many medical device companies have used litigation against emerging growth companies as a means of gaining a competitive advantage.

         Should third parties file patent applications or be issued patents claiming technology also claimed by us in pending applications, the Company may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine the relative priorities of its inventions and the third parties' inventions. The Company could also be required to participate in interference proceedings involving its issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require the Company to cease using the technology or to license rights from prevailing third parties. Third parties may claim that the Company is using their patented inventions and may go to court to stop the Company from engaging in its normal operations and activities. These lawsuits are expensive to defend and conduct and would also consume and divert the time and attention of the Company's management. A court may decide that the Company is infringing on a third party's patents and may order the Company to cease the infringing activity. The court could also order the Company to pay damages for the infringement. These damages could be substantial and could harm the Company's business, financial condition and operating results. If the Company is unable to obtain any necessary license following an adverse determination in litigation or in interference or other administrative proceedings, the Company would have to redesign its products to avoid infringing a third party's patent and could temporarily or permanently have to discontinue manufacturing and selling some of its products. If this were to occur, it would negatively impact future sales.

         IF THE COMPANY FAILS TO OBTAIN OR MAINTAIN NECESSARY REGULATORY CLEARANCES OR APPROVALS FOR PRODUCTS, OR IF APPROVALS ARE DELAYED OR WITHDRAWN, THE COMPANY WILL BE UNABLE TO COMMERCIALLY DISTRIBUTE AND MARKET ITS PRODUCTS OR ANY PRODUCT MODIFICATIONS.

         Government regulation has a significant impact on the Company's business. Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of the Company's products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act to regulate the distribution, manufacture and sale of medical devices. Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions, which vary from country to country. The process of obtaining FDA and other required regulatory clearances and approvals is lengthy and expensive. The Company may not be able to obtain or maintain necessary approvals for clinical testing or for the manufacturing or marketing of its products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. In addition, governmental regulations may be established which could prevent, delay, modify or rescind regulatory approval of the Company's products. Any of these actions by the FDA, or change in FDA regulations, may adversely impact the Company's business and financial condition.

         Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the Company's products may be marketed. In addition, to obtain such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on the Company. FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or unforeseen problems following initial marketing. The Company may not be able to obtain or maintain regulatory approvals for its products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on the Company's financial condition.

         THE COMPANY'S PRODUCTS MAY BE SUBJECT TO PRODUCT RECALLS EVEN AFTER RECEIVING FDA CLEARANCE OR APPROVAL, WHICH WOULD HARM THE COMPANY'S REPUTATION AND ITS BUSINESS.

         The FDA and similar governmental authorities in other countries have the authority to request and, in some cases, require the recall of the Company's products in the event of material deficiencies or defects in design or manufacture. A governmental mandated or voluntary recall by the Company could occur as a result of component failures, manufacturing errors or design defects. Any recall of product would divert managerial and financial resources and harm the Company's reputation with customers and its business.

            THE COMPANY IS DEPENDANT ON OUTSIDE SUPPLIERS FOR ALL OF ITS MANUFACTURING SUPPLIES.

            The Company relies on outside suppliers for all of its manufacturing supplies, parts and components. Most parts and components used by the Company currently are available from multiple sources. However, certain components, such as liquid nitrogen dewars and probe tips, currently are available from a limited number of sources. The Company does not have long-term agreements with all of these suppliers. To date, the Company has been able to obtain adequate supplies of such components in a timely manner from its existing sources. Although the Company believes it could develop alternative sources of supply for most of these components within a reasonable period of time, there can be no assurance that, in the future, its current or alternative sources will be able to meet all of the Company's demands on a timely basis. Unavailability of necessary parts or components could require the Company to re-engineer its products to accommodate available substitutions which would increase costs to the Company and/or have a material adverse effect on manufacturing schedules, products performance and market acceptance.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                           CRYOMEDICAL SCIENCES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page Number

Report of Independent Auditors                                          24

Consolidated Balance Sheet                                              25

Consolidated Statements of Operations                                   26

Consolidated Statements of Stockholders' Equity                         27

Consolidated Statements of Cash Flows                                   28

Notes to Consolidated Financial Statements                           29-38

                         REPORT OF INDEPENDENT AUDITORS

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of CRYOMEDICAL SCIENCES, INC.
Kennesaw, Georgia

We have audited the accompanying Consolidated Balance Sheet of CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY as of December 31, 2001, and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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

ARONSON & COMPANY

Rockville, Maryland
March 28, 2002

                           CRYOMEDICAL SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                                     December 31,
                                                                                         2001
                                                                                         ----
         ASSETS
         ------
         Current assets
              Cash and cash equivalents                                         $              286,105
              Receivables, net of allowance for doubtful accounts of $26,970                    54,043
              Inventories                                                                      487,858
              Prepaid expenses and other current assets                                         23,192
                                                                                -----------------------

                   Total current assets                                                        851,198

         Fixed assets, net of accumulated depreciation of $2,138,614                           454,293
         Intangible assets, net of accumulated amortization of $87,855                         471,099

                   Total assets                                                 $            1,776,590
                                                                                =======================

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
         Current liabilities
              Accounts payable                                                  $            1,000,027
              Accrued expenses                                                                 158,490
              Accrued salaries                                                                 187,307
              Accrued commissions                                                              120,000
                                                                                -----------------------
                   Total current liabilities                                                 1,465,824
                                                                                -----------------------

              Commitments                                                                           --

                   Total liabilities                                                         1,465,824
                                                                                -----------------------

         Stockholders' equity
              Preferred stock, $.001 par value per share,
               1,000,000 authorized; 12,000 shares issued and outstanding                           12
              Common stock, par value $.001 per share,
               25,000,000 shares authorized; 12,413,209
                issued and outstanding                                                          12,413
              Additional paid-in capital                                                    38,009,325
              Accumulated deficit                                                          (37,710,984)
                                                                                -----------------------

                   Total stockholders' equity                                                  310,766
                                                                                -----------------------

                   Total liabilities and stockholders' equity                   $            1,776,590
                                                                                =======================

       The accompanying notes are an integral part of these consolidated financial statements

                           CRYOMEDICAL SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year-ended
                                                                                  December 31,
                                                             ------------------------------------------------------
                                                                       2001                         2000
                                                                       ----                         ----
         Revenue
              Product sales                                  $                730,963     $                586,401
              Services and other                                              613,053                      603,104
                                                             -------------------------    -------------------------

         Total revenue                                                      1,344,016                    1,189,505
                                                             -------------------------    -------------------------
         Cost of sales
              Product sales                                                   508,205                      305,679
              Services and other                                              280,494                      229,452
                                                             -------------------------    -------------------------

         Total cost of sales                                                  788,699                      535,131
                                                             -------------------------    -------------------------

         Gross profit                                                         555,317                      654,374
                                                             -------------------------    -------------------------

         Expenses
              Research and development                                      1,773,119                    1,373,500
              Sales and marketing                                           1,257,973                      465,101
              General and administrative                                    1,924,841                    1,685,773
                                                             -------------------------    -------------------------

         Total expenses                                                     4,955,933                    3,524,374
                                                             -------------------------    -------------------------

         Operating loss                                                    (4,400,616)                  (2,870,000)
              Interest income                                                  32,021                      156,116
              Interest expense                                                (41,662)                     (58,043)
                                                             -------------------------    -------------------------

         Net loss                                            $             (4,410,257)     $            (2,771,927)
                                                             =========================    =========================

         Basic net loss per common share                     $                  (0.36)     $                 (0.28)
                                                             =========================    =========================


         Weighted average number
             of common shares outstanding                                  12,413,209                    9,921,056
                                                             =========================    =========================


        The accompanying notes are an integral part of these consolidated financial statements

                           CRYOMEDICAL SCIENCES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Convertible
                                          Common stock         Preferred Stock    Additional                      Total
                                       -------------------   -------------------   paid-in      Accumulated    stockholders'
                                       Shares       Amount    Shares     Amount    capital        deficit         equity
----------------------------------------------------------------------------------------------------------------------------
Balance December 26, 1999             6,770,889   $  6,771       384  $     --   $ 31,340,426    $(30,528,800)  $   818,397

Issuance of common stock - offering   4,754,320      4,754        --        --      5,392,488              --     5,397,242
Issuance of common stock - settlement   120,000        120        --        --        161,136              --       161,256
Issuance of warrants and options             --         --        --        --         23,586              --        23,586
Conversion of preferred shares          768,000        768      (384)       --           (768)             --            --
Net loss                                     --         --        --        --             --      (2,771,927)   (2,771,927)
----------------------------------------------------------------------------------------------------------------------------


Balance December 31, 2000            12,413,209     12,413        --        --     36,916,868     (33,300,727)    3,628,554

Issuance of Series F Convertible
   Preferred Stock                           --         --    12,000        12      1,068,871              --     1,068,883
Issuance of warrants and options                                                       23,586                        23,586
Net loss                                     --         --        --        --             --      (4,410,257)   (4,410,257)
----------------------------------------------------------------------------------------------------------------------------


Balance December 31, 2001            12,413,209   $ 12,413    12,000  $     12   $ 38,009,325    $(37,710,984)  $   310,766
============================================================================================================================







        The accompanying notes are an integral part of these consolidated financial statements

                           CRYOMEDICAL SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year-ended December 31,
                                                                                      2001                  2000
                                                                                      ----                  ----
Cash flows from operating activities:
     Net loss                                                                  $       (4,410,257)    $     (2,771,927)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                        258,688              231,961
      Amortization                                                                         41,221               34,213
      Provision for bad debt                                                               26,168               31,764
      Write off of accounts receivable                                                    (12,216)             (33,697)
      Stock based compensation                                                             23,586               23,586
      Loss on disposal of fixed assets                                                         --               14,579
      Changes in operating assets and liabilities:
         (Increase) decrease in:
         Receivables                                                                       18,961              161,413
         Inventories                                                                      166,087              298,353
         Prepaid and other current assets                                                 112,355              (56,175)
         Other assets                                                                      16,284               (7,956)
         Increase (decrease) in:
         Accounts payable                                                                 879,961             (528,512)
         Accrued expenses                                                                 240,602             (259,278)
         Unearned revenue                                                                      --              (19,608)
         Extended warranties                                                               (4,146)              (9,949)
         Deferred rent                                                                         --               (7,399)
                                                                                ------------------    -----------------
Net cash used in operating activities                                                  (2,642,706)          (2,898,632)
                                                                                ------------------    -----------------
Cash flows from investing activities:
     Increase in intangible assets                                                             --              (15,000)
     Purchase of fixed assets                                                            (279,326)            (185,743)
                                                                                ------------------    -----------------
Net cash used in investing activities                                                    (279,326)            (200,743)
                                                                                ------------------    -----------------
Cash flows from financing activities:
     Principal payments on capital leases and notes payable                               (10,858)             (35,707)
     Issuance of common stock                                                                  --            5,397,242
     Issuance of preferred stock                                                        1,068,883                   --
     Decrease in line of credit                                                                --             (120,000)
                                                                                ------------------    -----------------
Net cash provided by financing activities                                               1,058,025            5,241,535
                                                                                ------------------    -----------------
Net (decrease) increase in cash and cash equivalents                                   (1,864,007)           2,142,160

Cash and cash equivalents at beginning of period                                        2,150,112                7,952
                                                                                ------------------    -----------------
Cash and cash equivalents at end of period                                     $          286,105    $       2,150,112
                                                                                ==================    =================
Supplemental Cash Flow Information:
     Cash paid for interest                                                    $           41,662    $          30,883
                                                                                ==================    =================
Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Common Stock issued for legal settlement in perfecting
           patent rights, capitalized as intangible assets                     $               --    $         161,256
                                                                                ==================    =================


        The accompanying notes are an integral part of these consolidated financial statements

                           CRYOMEDICAL SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Cryomedical Sciences, Inc. ("the Company") was organized under the laws of the State of Delaware in November 1987. In March 1998, the Company formed BioLife Solutions, Inc. ("BioLife"), its wholly owned subsidiary, to develop and market its line of HypoThermosol(TM)preservative solutions.

         The Company is engaged in the research, development, manufacture and marketing of products for use in the field of cryoablation and preservation of cells and tissues in low temperature environments. The Company completed development of and began marketing the AccuProbe(R) System into the cryosurgical marketplace in 1992. The AccuProbe is a sophisticated cryosurgical device designed to freeze and destroy diseased tissue. It is particularly applicable where diseased tissue cannot be removed surgically or where surgery is likely to have extensive adverse side effects. Aspects of the design and method of the AccuProbe System is covered under proprietary technology, including several issued U.S. and international patents. The Company markets the AccuProbe System through a direct sales force and through distributors to hospitals, surgeons and radiologists in the United States and abroad. In addition to the AccuProbe System, the Company sells single use probes and other disposables used with the AccuProbe System and offers service contracts.

         The Company is engaged in the research, development, manufacture and marketing of products for use in the field of cryoablation and preservation of cells and tissues in low temperature environments. The Company completed development of and began marketing the AccuProbe(R) System into the cryosurgical marketplace in 1992. The AccuProbe is a sophisticated cryosurgical device designed to freeze and destroy diseased tissue. It is particularly applicable where diseased tissue cannot be removed surgically or where surgery is likely to have extensive adverse side effects. Aspects of the design and method of the AccuProbe System is covered under proprietary technology, including several issued U.S. and international patents. The Company markets the AccuProbe System through a direct sales force and through distributors to hospitals, surgeons and radiologists in the United States and abroad. In addition to the AccuProbe System, the Company sells single use probes and other disposables used with the AccuProbe System and offers service contracts.

         BioLife is developing a range of proprietary cell and tissue-specific hypothermic preservative solutions, based on the Company's patented HypoThermosol platform technology. Initial clinical results suggest that BioLife's derivative HypoThermosol solutions could significantly prolong cell, tissue and organ viability, which could, in turn, improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation. BioLife has entered into research agreements with several emerging companies engaged in the research and commercialization of cell and gene therapy technology and has received several government research grants in partnership with academic institutions involved in cell and tissue therapy research. BioLife currently markets its HypoThermosol line of solutions directly and through a distributor to companies and labs engaged in pre-clinical research, and to academic institutions.

                           CRYOMEDICAL SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In 2001, BioLife was awarded a research grant from the National Institute of Health (the "NIH") for $804,014, titled, "Apoptosis Intervention in Cell and Organ Preservation." A portion of the funds from this grant were recognized in 2001, matching research related to this grant carried out in 2001. Additional funds from this grant are expected to be recognized in 2002 and 2003, as research relating to this grant is carried out in those years. Also in 2001, the Company received a research grant from the NIH for $100,000 titled, "Treating Cancer of the Gastro Intestinal Tract Using Cryomolecular Biology." Funds from this grant are expected to be recognized in 2002, matching the period in which research on this project is carried out. Total grant revenue recognized during the years ended December 31, 2001 and 2000 totaled $356,912 and $232,570, respectively, and is included in the Statement of Operations in "services and other" revenue.

         The Company's sales and other current sources of revenue are not sufficient to support the Company's current cost structure. In order to ensure its viability, the Company will need to secure financing in the short term. In this respect, the Company is currently evaluating its strategic alternatives, including the sale of some or all of the Company's assets. There can be no assurance that any transaction will be available on terms acceptable to the Company, if at all, or that any debt or equity financing, will be available on terms attractive to the Company, or that any transaction will not be dilutive to current stockholders. If the Company is not able to raise funds or achieve some other solution, it is expected that the Company will be required to significantly curtail or cease its operating activities.

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

         PRINCIPLES OF CONSOLIDATION: The financial statements include the accounts of the Company and its wholly owned subsidiary BioLife. All significant intercompany accounts and transactions have been eliminated in consolidation.

         BASIC NET LOSS PER SHARE: The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has incurred losses, fully diluted per share amounts are not presented. If fully diluted per share amounts were reported, options, warrants and convertible preferred stock would be considered in the computations as dilutive common stock equivalents.

         CASH EQUIVALENTS: Cash equivalents consist primarily of interest-bearing money market accounts. The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains cash balances which may exceed Federally insured limits. The Company does not believe that this results in any significant credit risk.

         INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

                           CRYOMEDICAL SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         FIXED ASSETS: Furniture and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the lesser of the life of the asset or the remaining term of the lease. Equipment also includes Accuprobe consoles on rent or on loan which are depreciated using the straight-line method over an estimated useful life of five years.

         REVENUE RECOGNITION: The Company receives revenue from sales of products, services and from the rental of Accuprobe consoles. The Company generally recognizes revenue related to the sales of its products, primarily its Accuprobe consoles and disposable probes, at the time of shipment. Revenue from extended warranties and service contracts is deferred and recognized on a straight-line basis over the contract periods. Revenue from the lease of Accuprobe consoles is recognized over the course of the non-cancelable lease term.

         The Company recognizes revenue on grant funds received from various government agencies in the same period that expenses relating to the grants are incurred by the Company.

         WARRANTIES: The Company generally warrants its United States sales of Accuprobe consoles for one year. The estimated cost to repair or replace systems under warranty is provided by charges to cost of sales in the period in which the system is shipped.

         INCOME TAXES: The Company accounts for income taxes using an asset and liability method which generally requires recognition of deferred tax assets and liabilities for the expected future tax effects of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of differences between tax bases of assets and liabilities, and financial reporting amounts, based upon enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized (Note 5).

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         EMPLOYEE STOCK OPTIONS: The Company has chosen to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of the financial instruments included in the consolidated financial statements, except as otherwise discussed in the notes to financial statements, approximates their carrying value.

                           CRYOMEDICAL SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         BUSINESS SEGMENTS: As described above, the Company's activities are directed at the fields of cryoablation devices and hypothermic solutions. These activities are conducted independently within the Company and represent separate business segments. The Company has not included separate segment disclosures because of the relative insignificance of the revenues, expenses, and assets associated with its hypothermic solutions segment.

2.       INVENTORIES

             Inventories consist of the following at December 31, 2001:

             Raw materials and purchased parts                   $     268,768
             Finished goods                                            219,090
             ------------------------------------------------------------------

                                                                 $     487,858
             ==================================================================




3.       FIXED ASSETS

         Fixed assets consist of the following at December 31, 2001:

             Leasehold improvements                              $      16,783
             Furniture and office equipment                            190,939
             Manufacturing and other equipment                       2,385,185
             ------------------------------------------------------------------
                                                                     2,592,907
             Less accumulated  depreciation and amortization        (2,138,614)
             ------------------------------------------------------------------
                                                                 $     454,293
             ==================================================================


4.       INTANGIBLE ASSETS

         The Company perfected its rights to a patent on the cryoprobe during 1999. Legal and other costs associated with this action were capitalized and are being amortized on a straight-line basis over the remaining life of the patent of 168 months (Note 9). Intangible assets at December 31, 2001 are as follows:

             Patents                                             $     558,954
             Less:  Accumulated amortization                           (87,855)
             ------------------------------------------------------------------
                                                                 $     471,099
             ==================================================================

                           CRYOMEDICAL SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       INCOME TAXES

         The Company has not realized any taxable income since its inception and as of December 31, 2001, has net operating loss carryforwards for both federal and state tax purposes and research and development (R&D) tax credit carryforwards for federal income tax purposes approximately as follows:



                                                Net                    R&D
          Year of Expiration             Operating Losses          Tax Credits
          ------------------             ----------------         -------------


                 2003                  $        76,000        $            --
                 2004                          472,000                 20,000
                 2005                        1,747,000                 42,000
                 2006                        2,523,000                 88,000
                 2007                        4,505,000                125,000
                 2008                        5,893,000                150,000
                 2009                        1,431,000                114,000
                 2010                        1,562,000                145,000
                 2011                        5,137,000                 33,000
                 2012                        1,570,000                     --
                 2018                        1,260,000                     --
                 2019                        1,175,000                     --
                 2020                        2,758,000                     --
                 2021                        4,386,000                     --
                 ----                  ---------------        ---------------
          TOTAL                        $    34,495,000        $       717,000
         ======================================================================

         At December 31, 2001, the Company has a deferred tax asset related primarily to the net operating loss carryforward and the R&D tax credit carryforward of approximately $13,584,000, against which the Company has provided an allowance for the full amount as management has determined that more likely than not the deferred tax asset will not be realized.

         In the event of a significant change in the ownership of the Company, the utilization of such loss and tax credit carryforwards could be substantially limited.

6.       STOCKHOLDERS' EQUITY

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

                           CRYOMEDICAL SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In 1999, the Company granted warrants to an independent third party to purchase 2,000 shares of the Company's common stock at a price of $2.00 for prior work performed. The market price of the Company's common stock at the date of the grant was $2.00. All of these warrants were exercisable at December 31, 2001.

         In 1999, the Company granted warrants to an investor to purchase 384,000 shares of the Company's common stock at a price of $1.25 per share. The warrants were contingent and were exercisable only upon the grantee providing access to the funding through a new common stock offering. No funding has been provided and the warrants were cancelled.

         On February 25, 2000, the Company entered into two Note Purchase Agreements with subscribers wherein the Company issued to the subscribers promissory notes aggregating $500,000, bearing interest at 10% per annum, due and payable three years from the date of issuance. The promissory notes plus accrued interest thereon were converted into common stock of the Company on April 10, 2000.

         During May 2000, the Company sold 2,234,000 units under unit purchase agreements with each unit consisting of two shares of the Company's common stock and one warrant to purchase a share of common stock on or before March 31, 2001 for $1.25 per share. The units were sold for $2.55 ($1.25 per common share plus $.05 per warrant) before expenses of sale. These warrants were not exercised and were subsequently cancelled.

         During 2000, the Company granted a ten year warrant to acquire 25,000 shares of the Company's common stock for $1.25 per share to an employee as consideration for the Company's right to the use of a patent.

         In October 2001, the Company completed a private placement of 5,000 Units, raising approximately $1,000,000. Each Unit was priced at $200.01 and consisted of two shares of Series F convertible preferred stock, convertible into 800 shares of common stock, and one warrant to purchase four hundred shares of common stock at $.375 per share, on or before October 2006. The Company retained an adviser to assist the Company in finding qualified investors to purchase the Units. The Adviser is entitled to a finder's fee equal to 10 percent of the monies received by the Company, payable in Units valued at $200.01 per Unit. The Adviser also is entitled to a cash fee of seven percent with respect to the monies received by the Company upon exercise of the warrants. The Units were placed with investors in the United States and Europe, and the sales of the Units were exempt from Registration under the Securities Act pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.

         In December 2001, the Company received an additional $200,000 after completing a private placement of an additional 1,000 Units under the same terms as the Units issued in October 2001.

         In connection with the private placement of Units in 2001, the Company has recorded a commission payable of $120,000 on its Consolidated Balance Sheet at December 31, 2001 and issued warrants to purchase 240,000 shares of the Company's common stock to the Adviser.

         The key rights of the Series F convertible preferred stock, par value $0.001, issued in the Unit financing include the following:

                           CRYOMEDICAL SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         DIVIDENDS - Series F preferred stockholders are entitled to annual cumulative dividends at the rate of $10.00 per share payable in the Company's common stock. The Series F preferred is adjusted for dividends paid to common stockholders so that each preferred stockholder will receive the same number of shares of common stock which the stockholder would have owned or been entitled to receive before the dividend.

         CONVERSION RIGHTS - Each Series F preferred share is convertible, at any time, into 400 shares of common stock, and the Company will reserve authorized and unissued shares of common stock in the event of conversion. In the event the closing price for the common stock is $0.75 or greater for 10 consecutive trading days, the Series F preferred stock shall automatically be converted into common stock at 400 shares of common stock for each share of preferred stock.

         VOTING RIGHTS - The Series F preferred stock has full voting rights on all matters that holders of common stock are entitled to vote and are entitled to one vote for each share of common stock into which the Series F preferred stock held is convertible. In the event of a proposed dissolution, liquidation or winding up of the Company, or a sale of all or substantially all of the assets of the Company (other than in connection with a consolidation or merger), the affirmative vote of the holders of at least two thirds of the outstanding shares of Series F preferred stock is required.

         SENIOR RANKING - The Company may not issue a security with rights and preferences that are senior to those of the holders of Series F preferred stock.

         LIQUIDATION PREFERENCE - In the event of any liquidation, dissolution, or winding up of the Company, the Series F preferred stockholders are entitled to receive, before any distribution to any other class of stock ranking junior to the Series F preferred stock, liquidating distributions in the amount of $150.00 per share and all unpaid dividends.

The following table summarizes warrant activity for the years ended December 31, 2001 and 2000:

                                                           YEAR ENDED                     Year Ended
                                                       DECEMBER 31, 2001               December 31, 2000
                                                 --------------------------------------------------------------
                                                                   WGTD. AVG.                     Wgtd. Avg.
                                                                    EXERCISE                       Exercise
                                                      SHARES         PRICE            Shares         Price
                                                 --------------------------------------------------------------
       Outstanding at beginning of year          $   4,002,000   $    1.40           1,743,000  $    1.59
       Granted                                       2,640,000        0.38           2,259,000       1.25
       Exercised                                            --          --                  --         --
       Cancelled                                    (2,618,000)      (1.25)                 --         --
       --------------------------------------------------------------------------------------------------------
       Outstanding at end of year                    4,024,000   $    0.82           4,002,000  $    1.40
       ========================================================================================================
       WARRANTS EXERCISABLE AT YEAR END              4,024,000   $    0.82           3,617,500  $    1.41
       ========================================================================================================

           STOCK COMPENSATION PLANS: The Company's 1988 Stock Option Plan was approved and adopted by the Board of Directors in July 1988 and had a term of ten years. The plan expired in 1998. The options are exercisable for up to ten years from the grant date.

                           CRYOMEDICAL SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During 1998, the Company adopted the 1998 Stock Option Plan. Under the plan, an aggregate of 4,000,000 shares of common stock are reserved for issuance upon the exercise of options granted under the plan. The purchase price of the common stock underlying each option may not be less than the fair market value at the date the option is granted (110% of fair market value for optionees that own more than 10% of the voting power of the Company). The options are exercisable for up to ten years from the grant date. The plan expires August 30, 2008.

         The following table provides information pertaining to stock options under both plans:

                                                  YEAR ENDED                       Year Ended
                                               DECEMBER 31, 2001                December 31, 2000
                                        -------------------------------- --------------------------------
                                                           WGTD. AVG.                       Wgtd. Avg.
                                                            EXERCISE                         Exercise
                                             SHARES           PRICE           Shares           Price
                                        ----------------- -------------- ---------------- ---------------
              Outstanding at
                  beginning of year        2,513,060      $    2.04         2,588,840     $    1.95
              Granted                      2,500,000           0.25           125,000          1.25
              Exercised                           --             --                --            --
              Cancelled                   (1,697,060)         (2.30)         (200,780)        (1.80)
              -------------------------------------------------------------------------------------------
              Outstanding at end
                of year                    3,316,000      $     .56         2,513,060     $    2.04
              ===========================================================================================

              STOCK OPTIONS
                  EXERCISABLE AT
                  YEAR END                 1,341,500      $    0.99         2,403,560     $    1.94
              ===========================================================================================


     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                         Number           Weighted
                             Range of                   Outstanding         Average         Weighted
                             Exercise                   at December        Remaining         Average
                              Prices                     31, 2001      Contractual Life  Exercise Price
              -------------------------------------------------------------------------------------------

              $     0.25                                 2,500,000            9.60      $      0.25
                    1.25                                   781,000            9.35             1.25
                    2.50 - 10.63                           265,000            3.61             7.14
              -------------------------------------------------------------------------------------------

                                                         3,316,000            8.79      $       .56
              ===========================================================================================



                  Number Exercisable at                       Weighted Average
                    December 31, 2001                          Exercise Price
               ----------------------------------------------------------------

                      1,341,500                                  $     0.99

                           CRYOMEDICAL SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company uses the intrinsic value method in Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock options and warrants. Had compensation cost for the Company's stock options and warrants been determined based on the fair value method under Financial Accounting Standards Board Statement No. 123, the Company's net loss and loss per share for the years ended December 31, 2001 and 2000, would have been the pro forma amounts indicated below:

                                                      2001            2000
                                                --------------- ---------------
           Net loss to common shareholders
              As reported                       $   (4,410,257) $   (2,771,927)
              Pro forma                             (4,496,137)     (3,084,726)
           Net loss per basic common share
              As reported                                 (.36)           (.28)
              Pro forma                                   (.36)           (.31)


         The fair value of each option/warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 2001 and 2000: expected volatility of 93 percent; risk-free rate of approximately 5.0 and 5.3 percent, respectively; and expected lives of ten years.

7.       RELATED PARTY TRANSACTIONS

         The Company incurred $93,786 and $261,271 in legal fees during the years ended December 31, 2001 and 2000, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner. At December 31, 2001 accounts payable includes $52,314 due to the related party.

         The Company incurred $60,000 of human resources consulting fees during the year ended December 31, 2000, for services provided by the spouse of a former officer, director, and stockholder of the Company.

         During the years ended December 31, 2001 and 2000, the Company paid $3,743 and $13,000, respectively, in consulting fees to the son of a former officer, director, and stockholder of the Company.

8.       COMMITMENTS

         LEASES: The Company rents office space as lessee under an operating lease expiring on December 4, 2002. The lease requires monthly payments of approximately $2,800 plus the Company's pro-rata share of the landlord's expense in the operation of the property.

         Rental expense for facilities and equipment operating leases for the years ended December 31, 2001 and 2000, totaled $137,752 and $135,190, respectively.

         EMPLOYMENT AGREEMENT: The Company has an employment agreement with its president and chief executive officer which expires on December 31, 2002. The agreement provides for a salary of $21,000 per month and incentive bonuses at the discretion of the Board of Directors. The officer received a $95,000 "signing" bonus and ten-year incentive stock options to purchase 1,500,000 shares of common stock upon his acceptance of employment during the year ended December 31, 2001. The agreement also provides an automobile allowance of $500 per month.

                           CRYOMEDICAL SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         OTHER: In March 1999, BioLife signed an Incubator Licensing Agreement with SUNY whereby BioLife will conduct research and development in the field of cryogenic science and in particular solution technology. The Company will pay the University $1,005 per month during the five year term of the License and all inventions conceived as a result of these research and development efforts will belong to BioLife.

9.       LITIGATION

         On July 12, 1999, the Company entered into a Settlement Agreement with Concept Group, Inc. ("Concept") in connection with a lawsuit filed in June 1997 by Concept against the Company in the United States District Court for the Eastern District of Pennsylvania. On July 12, 2000, 120,000 shares of the Company's common stock were issued to Concept in accordance with the agreement. The legal and settlement costs incurred to perfect the patent rights have been capitalized as an intangible asset on the Balance Sheet (Note 4).

         In early 2000, the Company paid Alan A. Rich, formerly Vice President of Sales and Marketing for the Company, $91,719 to satisfy his claim in a suit filed against the Company in February 1999, for unpaid compensation, vacation time and expenses plus prejudgment interest on that claim as discovery indicated there was no viable defense to the claim. On September 5, 2000, the Superior Court of the Commonwealth of Massachusetts found in part, in favor for the plaintiff. Under an agreement whereby both parties agreed to waive their right to appeal, the Company paid the officer $155,000 in full settlement of this matter.

         In December, 2000, Endocare, Inc. ("EndoCare") and the Company entered into a settlement agreement providing for (a) the cross licensing of certain patents, (b) dismissal of a lawsuit filed by EndoCare against the Company in April 2000 in the United States District Court, Central District of California, alleging that the Company is infringing United States Letters Patent No. 5,647,868, and (c) the filing of a Consent Judgment which states that (i) for purposes of the settlement agreement the Company has stipulated that the EndoCare patent is valid and enforceable, (ii) the Company has not proved that the EndoCare patent is either invalid or unenforceable, and (iii) EndoCare has not proved that the Company infringed the EndoCare patent.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
-------------------=

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

       The directors and executive officers of the Company are as follows:

                                                        Position and Offices
Name                              Age                     With the Company
----                              ---                   --------------------
J. Andrew Greuling                 49                   President, Chief
                                                        Executive Officer and
                                                        Director

John G. Baust, Ph.D.               59                   Chief Scientific Officer
                                                        and Director

Howard S. Breslow                  62                   Director, Secretary

Roderick de Greef                  41                   Director


         Set forth below is a biographical description of each of the directors and executive officers identified above based on information supplied by them.

         J. Andrew Greuling has been President and CEO and a director of Cryomedical Sciences Inc. since May 2001. Prior to joining the Company, Mr. Greuling was the General Manager of Karl Storz Lithotripsy-America, Inc. from 1994 to 2001, where he spearheaded the introduction of the Karl Storz MODULITH(TM) extracorporeal lithotripter into the U.S. market. From 1991 to 1994, Mr. Greuling was the Vice President of Sales and Marketing for Cryomedical Sciences, Inc. and directed the market launch of the original AccuProbe cryosurgical product line. Mr. Greuling also worked in upper level management with Candela Corporation, Johnson & Johnson, and Medical Electronics Corporation. Mr. Greuling has a Bachelor of Science degree in Animal Science from Purdue University, Indiana.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's executive officers, directors, and beneficial owners of more than 10% of any class of its equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 (collectively, the "Reporting Persons") are required to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities Exchange Commission. Copies of those reports also must be furnished to the Company. Based solely on a review of copies of the reports furnished to the Company, the Company believes that during the fiscal year ended December 31, 2001 all of these filing requirements have been satisfied.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer and to each of its executive officers (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 during the fiscal year ended December 31, 2001 (collectively the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation                              Long Term Compensation
                                      ------------------------------------------ --------------------------------------------------
                                                                                          Awards                    Payouts
                                                                                 ------------------------  ------------------------
                                                                                  Restricted
  Name and Principal       Fiscal                               Other Annual        Stock      Options/     LTIP        All Other
       Positions            Year      Salary ($)    Bonus ($)   Compensation ($)   Award(s)   SARs (#)(1)  Payouts     Compensation
------------------------  ----------  ----------    ---------   ---------------- -----------  -----------  --------    -------------
J. Andrew Greuling           2001       133,754       95,000        3,570               --       1,500,000       --             --
  President, Chief           2000            --           --           --               --              --       --             --
  Executive Officer and
  Director (2)

Richard J. Reinhart, Ph.D.   2001       112,500           --        6,983               --              --       --             --
  Chairman, Chief            2000       195,000           --        8,266               --              --       --             --
  Executive Officer and
  Director (3)

John G. Baust, Ph.D.         2001       180,000           --        7,846               --       1,000,000       --             --
  Chief Scientific Officer   2000       180,000           --        6,454               --         100,000       --             --
  and Director

----------------------------
 (1)   Options to acquire shares of Common Stock.
 (2)   Mr. Greuling became an officer and director of the Company effective
       May 30, 2001
 (3) Dr. Reinhart resigned as an officer and director of the Company effective May 30, 2001

OPTION/SAR GRANTS IN YEAR-ENDED DECEMBER 31, 2001

In 2001, the Company issued options to purchase shares of Common Stock to its executive officers as follows:

                                 Number of Securities     % of Total Options/
     Name and Principal           Underlying Options/        SARs granted to          Exercise or         Expiration
          Positions                SARs granted(#)(1)    Employees in Fiscal Year   Base Price ($/sh)        Date
------------------------------   ----------------------- -------------------------- ------------------- -----------------
J. Andrew Greuling                    1,500,000                   60%                     --                8/7/2011
  President, Chief
  Executive Officer and
  Director (2)

Richard J. Reinhart, Ph.D.                   --                   --                      --                      --
  Chairman, Chief
  Executive Officer and
  Director (3)

John G. Baust, Ph.D.                  1,000,000                   40%                     --                8/7/2011
  Chief Scientific Officer
  and Director

-----------------------------

       (1)  Options to acquire shares of Common Stock.
       (2) Mr. Greuling became an officer and director of the Company effective May 30, 2001
       (3) Dr. Reinhart resigned as an officer and director of the Company effective May 30, 2001


           AGGREGATED OPTION/SAR EXERCISES DURING THE 2001 FISCAL YEAR
                   AND THE 2001 FISCAL YEAR OPTION/SAR VALUES

The following table provides information related to options exercised by each of the Named Executive Officers during the 2001 fiscal year and the number and value of options held at December 31, 2001. The Company does not have any outstanding stock appreciation rights. None of the options were in the money at year ended December 31, 2001.

                                                             Number of Securities                 Value of Unexercised
                                                           Underlying Unexercised                      in the money
                                                                 Options/SAR                            Options/SAR
                                                            At Fiscal Year End (#)              At Fiscal Year End ($) (1)
                                                          --------------------------           ---------------------------
                         Shares Acquired    Value
   Name                  On Exercise (#) Realized ($)     Exercisable  Unexercisable           Exercisable   Unexercisable
----------               --------------- ------------     -----------  -------------           -----------   -------------
J. Andrew Greuling(2)          --             --              350,000   1,150,000                    --            --

Richard J. Reinhart, Ph.D.(3)                 --                   --          --                    --            --

John G. Baust, Ph.D.           --             --              750,000     802,000                    --            --


---------------------------------

(1) The closing price for the Common Stock as reported on the OTC Bulletin Board on December 31, 2001 was $0.21. Value is calculated on the basis of the difference between the option exercise price and $0.21 multiplied by the number of shares of Common Stock underlying the option.
(2) Mr. Greuling became an executive officer and director of the Company effective May 30, 2001.
(3)  Dr. Reinhart resigned as an officer of the Company effective May 30, 2001.

---------------------------------

EMPLOYMENT AGREEMENTS

      On May 30, 2001, the Company entered into an employment agreement with J. Andrew Greuling to serve as President and Chief Executive Officer of the Company, pursuant to which he will receive, among other things, (a) a salary of $21,000 per month, (b) a target bonus of $200,000, (c) a $95,000 signing bonus,
(d) stock options to purchase 1,000,000 shares of the Company's common stock, par value, $.001 per share, at a price equal to no less than the fair market value thereof on the date of grant, (e) an auto allowance of $500 per month, and
(f) four weeks of vacation time. Mr. Greuling's term of employment shall continue through December 31, 2002, and be automatically renewed for successive 12-month periods, unless otherwise terminated pursuant to the terms and conditions of his employment agreement.

      Each officer has executed a Proprietary Information and Inventions Agreement pursuant to which each agreed, among other things, to keep the Company's information confidential and assigned all inventions to the Company, except for certain personal inventions not related to the Company's work, whether existing or later developed.

CONSULTANTS

      At December 31, 2001, various consultants to the Company held exercisable warrants to purchase an aggregate of 61,000 shares of Common Stock. Consultants to the Company have either received warrants to purchase Common Stock or are entitled to cash compensation. No consultant has agreed to devote any specified amount of time to Company activities.

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

      Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 53,600 shares of Common Stock of the Company and holds options to purchase an aggregate of 1,465,000 additional shares pursuant to stock options and warrants issued to him and/or affiliates. During the period ended December 2001, Breslow & Walker, LLP billed the Company approximately $94,000 for legal fees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The following table sets forth, as of March 31, 2002, certain information regarding the beneficial ownership of Common Stock and Series F Preferred Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares thereof; (ii) each director of the Company; (iii) each named executive officer of the Company; and
(iv) all of the Company's current directors and executive officers as a group.


      Title of                         Name and Address                  Amount and Nature of          Percent of
       Class                         of Beneficial Owner                 Beneficial Ownership(1)        Class (1)
---------------------      -----------------------------------------    ------------------------      --------------

Common Stock               J. Andrew Greuling                                           350,000  (2)           2.7%
                           c/o Cryomedical Sciences, Inc.
                           100 Cobb Pl. Blvd., Building 200
                           Kennesaw, GA 30144

Common Stock               John G. Baust                                                779,000  (3)           5.9%
                           c/o Cryomedical Sciences, Inc.
                           100 Cobb Pl. Blvd., Building 200
                           Kennesaw, GA 30144

Common Stock               Howard S. Breslow, Esq.                                    1,508,600  (4)          10.9%
                           c/o Breslow & Walker, LLP
                           767 Third Avenue
                           New York, NY 10017

Common Stock               Roderick de Greef                                          1,033,000  (5)           7.9%
                           c/o Cryomedical Sciences, Inc.
                           100 Cobb Pl. Blvd., Building 200
                           Kennesaw, GA 30144

Series F Preferred Stock                                                                  1,000                8.3%

Common Stock               Richard J. Reinhart                                                0  (6)           0.0%
                           96 Garden Road
                           Lawrenceville, NJ 08640

Common Stock               Walter Villiger                                            3,400,000  (7)          22.1%
                           Hurdnerstrasse 10
                           P.O. Box 1474
                           CH-8649 Hurden, Switzerland

Series F Preferred Stock                                                                  5,000               41.7%

Common Stock               Clariden Bank                                              2,000,000  (8)          14.7%
                           Claridenstrasse 26
                           Postfach 5080
                           CH-8022 Zurich, Switzerland

Series F Preferred Stock                                                                  2,000               16.7%

Common Stock               Thomas Girschweiler                                        2,848,060  (9)          19.3%
                           Wissmannstrasse 15
                           8057 Zurich, Switzerland

Series F Preferred Stock                                                                  3,450               28.8%

Common Stock               All  officers  and  directors as a group                   3,746,600  (10)         23.5%
                           (four persons)


Common Stock               All  beneficial  owners  of more than 5%                  11,568,660  (11)         53.2%
                           (six persons)

Series F Preferred Stock   All  officers  and  directors as a group                        1000                8.3%
                           (one person)

Series F Preferred Stock   All  beneficial  owners  of more than 5%                      11,450               95.4%
                           (four persons)

-----------------------------------
   (1) Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the number of shares and the percentage of the outstanding shares held by a person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the person named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

   (2) Includes 350,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1998 Stock Option Plan.

   (3) Includes 750,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock Option Plans and 25,000 shares of Common Stock issuable upon the exercise of outstanding warrants.

   (4) Includes 159,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock Option Plans, and 1,296,000 shares of Common Stock issuable upon the exercise of outstanding warrants, which warrants are owned of record by Breslow & Walker, LLP (576,000) and B & W Investments (720,000), both of which are entities in which Mr. Breslow is a partner.

   (5) Includes 400,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, and 200,000 shares of Common Stock issuable upon the exercise of outstanding warrants. Also, includes 80,000 shares of Common Stock owned of record by de Greef & Co., an entity in which Mr. de Greef is the sole shareholder and an officer and director.

   (6) Dr. Reinhart resigned from the Company effective May 30, 2001. All of his options have expired.

   (7) Includes 2,000,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, and 1,000,000 shares of Common Stock issuable upon the exercise of outstanding warrants.

   (8) Includes 800,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, and 400,000 shares of Common Stock issuable upon the exercise of outstanding warrants.

   (9) Includes 1,380,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, and 930,000 shares of Common Stock issuable upon the exercise of outstanding warrants.

   (10) Includes 909,000 shares of Common Stock issuable upon the exercise of outstanding stock options, 1,521,000 shares of Common Stock issuable under outstanding warrants, and 400,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock.

   (11) Includes 909,000 shares of Common Stock issuable upon the exercise of outstanding stock options, 3,851,000 shares of Common Stock issuable under outstanding warrants, and 4,580,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 53,600 shares of Common Stock of the Company and holds options to purchase an aggregate of 1,465,000 additional shares pursuant to stock options and warrants issued to him and/or affiliates. During the period ended December 2001, Breslow & Walker, LLP billed the Company approximately $94,000 for legal fees.

                                     PART IV

ITEM 13.  EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

             (a)  The following documents are filed as part of this report:

                  (1)   Financial Statements
                        --------------------

                        The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements on page 25.

                  (2)   Schedules
                        ---------

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

       4 (a)               Specimen of Common Stock Certificate. (1)

      10 (a) Stock Option Plan, dated July 7, 1988, and amendment, dated July 19, 1989. (1)

         (b)               1998 Stock Option Plan (5)

         (c)      Form of Scientific Advisory Board Member Agreement (1)

         (d) Incubator License Agreement, dated the first day of March 1999, between BioLife Technologies, Inc. (the Company's wholly owned subsidiary - name subsequently changed to BioLife Solutions, Inc.) and The Research Foundation of the State University of New York, and extensions thereto, dated February 23, 2000 and February 7, 2001 relating to the incubator space at the State University of New York at Binghamton. (1)

         (e) Lease Agreement, dated the 4th day of December, 2001, between the Company and Southeast Office Partners, LLC, relating to the Company's executive offices in Kennesaw, Georgia.

     21               BioLife Technologies, Inc., a Delaware corporation


         (b)          Reports on Form 8-K
                      -------------------


     (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CRYOMEDICAL SCIENCES, INC.


Date:       April 11, 2002           By:   /s/ J. Andrew Greuling
                                        ----------------------------------------
                                            J. Andrew Greuling
                                            Chief Executive
                                            Officer (Principal Executive
                                            Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:       April  11, 2002                     /s/ J. Andrew Greuling
                                            -------------------------
                                                 Andrew Greuling
                                                 Director

Date:       April  11, 2002                     /s/ Roderick de Greef
                                            ------------------------
                                                 Roderick de Greef
                                                 Director

Date:       April  11, 2002                     /s/ John G. Baust
                                            --------------------
                                                 John G. Baust
                                                 Director

Date:       April 11, 2002                      /s/ Howard S. Breslow
                                            ------------------------
                                                 Howard S. Breslow
                                                 Director