Form 10KSB/A
period 2001-12-31
CRYOMEDICAL SCIENCES INC
filed 2002-04-30
CIK 834365

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         -------------------------------

                                   FORM 10-KSB/A
    (MARK ONE)

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

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation                              Long Term Compensation
                                      ------------------------------------------ --------------------------------------------------
                                                                                          Awards                    Payouts
                                                                                 ------------------------  ------------------------
                                                                                  Restricted
  Name and Principal       Fiscal                               Other Annual        Stock      Options/     LTIP        All Other
       Positions            Year      Salary ($)(4) Bonus ($)   Compensation ($)   Award(s)   SARs (#)(1)  Payouts     Compensation
------------------------  ----------  ----------    ---------   ---------------- -----------  -----------  --------    -------------
J. Andrew Greuling           2001       133,754       95,000        3,570               --       1,500,000       --             --
  President, Chief           2000            --           --           --               --              --       --             --
  Executive Officer and      1999            --           --           --               --              --       --             --
  Director (2)

Richard J. Reinhart, Ph.D.   2001       112,500           --        6,983               --              --       --             --
  Chairman, Chief            2000       195,000           --        8,266               --              --       --             --
  Executive Officer and      1999       100,000           --        8,183               --              --       --             --
  Director (3)

John G. Baust, Ph.D.         2001       180,000           --        7,846               --       1,000,000       --             --
  Chief Scientific Officer   2000       180,000           --        6,454               --         100,000       --             --
  and Director               1999       100,000           --        6,377               --              --       --             --


----------------------------
 (1)   Options to acquire shares of Common Stock.
 (2)   Mr. Greuling became an officer and director of the Company effective
       May 30, 2001
 (3) Dr. Reinhart resigned as an officer and director of the Company effective May 30, 2001
 (4) Salaries for fiscal year 1999 reflect voluntary salary reductions by Dr. Reinhart and Dr. Baust.

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

                                     CRYOMEDICAL SCIENCES, INC.


Date:       April 30, 2002           By:   /s/ J. Andrew Greuling
                                        ----------------------------------------
                                            J. Andrew Greuling
                                            Chief Executive
                                            Officer (Principal Executive
                                            Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:       April  30, 2002                     /s/ J. Andrew Greuling
                                            -------------------------
                                                 Andrew Greuling
                                                 Director

Date:       April  30, 2002                     /s/ Roderick de Greef
                                            ------------------------
                                                 Roderick de Greef
                                                 Director

Date:       April  30, 2002                     /s/ John G. Baust
                                            --------------------
                                                 John G. Baust
                                                 Director

Date:       April  30, 2002                     /s/ Howard S. Breslow
                                            ------------------------
                                                 Howard S. Breslow
                                                 Director