Form 10QSB
period 2002-03-31
CRYOMEDICAL SCIENCES INC
filed 2002-05-20
CIK 834365

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended March 31, 2002     Commission file number 0-18170
                               --------------                            -------



                           CRYOMEDICAL SCIENCES, INC.
        (Exact name of small business issuer as specified in its charter)


          Delaware                                           94-3076866
          --------                                           ----------
  (State of Incorporation)                           (IRS Employer I.D. Number)


                              1000 Cobb Place Blvd.
                             Building 200, Suite 270
                               Kennesaw, GA 30144
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (770) 426-0101
                                                         --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X              No
                ----                  -------


12,413,209 shares of Cryomedical Sciences, Inc. Common Stock, par value $.001 per share, were outstanding as of May 14, 2001.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002

                                      INDEX


Part I.       Financial Information                                                                        Page No.
                                                                                                           --------
                  Item 1.     Financial Statements

                                 Consolidated  Balance  Sheets  at  March  31,
                                 2002  (unaudited)  and December 31, 2001                                       3

                                 Consolidated Statements of Operations for the
                                 three-month periods ended March 31, 2002 and
                                 March 31, 2001 (unaudited)                                                     4

                                 Consolidated Statements of Cash Flows for the
                                 three-month periods ended March 31, 2002 and
                                 March 31, 2001 (unaudited)                                                     5

                                 Notes to Consolidated Financial Statements                                 6 - 8

                  Item 2.     Management's Discussion and Analysis or Plan of Operation                     8 - 10


Part II.      Other Information

                  Item 6.     Exhibits and Reports on Form 8-K                                                  11


Signatures                                                                                                      12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                March 31,             December 31,
                                                                                   2002                   2001
                                                                            -------------------    -------------------
                                                                               (unaudited)
                                  ASSETS
Current assets:
     Cash and cash equivalents                                                     $   121,342            $   286,105
     Accounts receiveable, net of allowance for doubtful accounts of
          $26,970, respectively
                                                                                        46,886                 54,043
     Inventories
                                                                                       475,898                487,858
     Prepaid expenses and other current assets
                                                                                        23,193                 23,192
                                                                            ===================    ===================

               Total current assets
                                                                                       667,319                851,198
                                                                            -------------------    -------------------

Fixed assets, net of accumulated depreciation of $2,173,281 and
          $2,138,614, respectively
                                                                                       482,321                454,293
Intangible assets, net of accumulated amortization of $98,161 and
          $87,855, respectively
                                                                                       460,794                471,099
                                                                            -------------------    -------------------

               Total assets                                                       $  1,610,434           $  1,776,590
                                                                            ===================    ===================
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $  1,056,446           $  1,000,027
     Accrued expenses
                                                                                       374,923                465,797
     Notes payable
                                                                                       250,000                      -
                                                                            -------------------    -------------------

                Total current liabilities
                                                                                     1,681,369              1,465,824

     Commitments
                                                                                             -                      -
                                                                            -------------------    -------------------

               Total liabilities
                                                                                     1,681,369              1,465,824
                                                                            ===================    ===================
Stockholders' equity:
     Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; 12,000 iissued and outstanding
                                                                                            12                     12
     Common stock, $0.001 par value per share, 25,000,000 shares authorized; 12,413,209 iissued and outstanding
                                                                                        12,413                 12,413
     Additional paid-in capital
                                                                                    38,009,325             38,009,325
     Accumulated deficit
                                                                                  (38,092,685)           (37,710,984)
                                                                            -------------------    -------------------

               Total stockholders' equity
                                                                                      (70,935)                310,766
                                                                            -------------------    -------------------
               Total liabilities and stockholders' equity                         $  1,610,434           $  1,776,590
                                                                            ===================    ===================



                        See notes to financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months ended
                                                          March 31,
                                          ------------------------------------------
                                                 2002                   2001
                                          --------------------   -------------------

Revenues                                          $   302,584           $   475,949
Cost of sales
                                                     (82,037)             (262,047)
                                          --------------------   -------------------

Gross profit
                                                      220,547               213,902
                                          --------------------   -------------------

Expenses:
     Research and development
                                                      204,591               449,485
     Sales and marketing
                                                       17,019               462,117
     General and administrative
                                                      381,243               396,718
                                          --------------------   -------------------

Total expenses
                                                      602,853             1,308,320
                                          --------------------   -------------------

Operating loss
                                                    (382,307)           (1,094,418)
Interest income, net
                                                          102                19,090
                                          --------------------   -------------------

Net loss                                        $   (382,205)        $  (1,075,328)
                                          ====================   ===================

Basic net loss per common share                  $     (0.03)          $     (0.09)
                                          ====================   ===================

Weighted average number of
     common shares outstanding
                                                   12,413,209            12,413,209

                                          ====================   ===================


                        See notes to financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                  Three months ended
                                                                                       March 31,
                                                                       ------------------------------------------
                                                                       -------------------    -------------------
                                                                              2002                   2001
                                                                       -------------------    -------------------
Cash flows from operating activites:
     Net loss                                                               $   (382,205)         $  (1,075,328)

Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation
                                                                                   34,667                 59,809
          Amortization
                                                                                   10,305                 10,305
          Provision for bad debt
                                                                                        -                  5,140
          Write off of accounts receivable
                                                                                        -                (3,056)
          Changes in operating assets and liabilities:
               (Increase) decrease in receivables
                                                                                    7,157              (336,056)
               Decrease in inventories
                                                                                   11,960                140,278
               Decrease (increase) in prepaid and other current
assets                                                                                503               (79,632)
               Increase (decrease) in accounts payable
                                                                                   56,419                 65,478
               Increase (decrease) in accrued expenses
                                                                                 (90,874)                179,261
               Decrease in extended warranties
                                                                                        -                (2,488)
                                                                       -------------------
                                                                                              -------------------

Net cash used in operating activities
                                                                                (352,068)            (1,036,289)
                                                                       -------------------    -------------------

Cash flows from investing activities:
     Purchase of equipment
                                                                                 (62,695)               (24,195)
                                                                       -------------------
                                                                                              -------------------

Net cash used in investing activities
                                                                                 (62,695)               (24,195)
                                                                       -------------------    -------------------

Cash flows from financing activities:
     Increase in notes
                                                                                  250,000                      -
     Decrease in capital leases
                                                                                        -                (2,872)
                                                                       -------------------
                                                                                              -------------------

Net cash provided by financing activities
                                                                                  250,000                (2,872)
                                                                       -------------------    -------------------

Net (decrease) increase in cash and cash equivalents
                                                                                (164,763)            (1,063,356)

Cash and cash equivalents at beginning of period
                                                                                  286,105              2,150,112
                                                                       -------------------    -------------------

Cash and cash equivalents at end of period                                    $   121,342           $  1,086,756
                                                                       ===================    ===================


                        See notes to financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       General

         Cryomedical Sciences, Inc. (the "Company") is engaged in the research, development, marketing and manufacture of low temperature medical technologies for cryoablation of cancerous tissue, and for the preservation of organs, tissues and cells.

         The Consolidated Balance Sheet as of March 31, 2002, the Consolidated Statements of Operations for three-month periods ended March 31, 2002 and 2001, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2002, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

         The results of operations for the three-month period ended March 31, 2002 is not necessarily indicative of the operating results anticipated for the full year.

B.       Net Loss per Share

         Net loss per share is based on the weighted average number of common shares outstanding during the periods ended March 31, 2002 and 2001. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

C.       Inventories

         Inventories consist of the following:   March 31, 2002      December 31, 2001
         Raw materials and purchased parts       $        [xx]       $        $268,768
         Finished goods                                  [xxx]                 219,090
                                                 $       [xxx]       $         487,858

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D.       Advances for preferred stock

         The Company is raising approximately $1,000,000 in a private placement of 5000 Units of its Series F Convertible Preferred Stock and warrants. As of March 31, 2002, the Company has raised $931,341 in exchange for approximately 4,656 Units. Each Unit, priced at $200.01 per Unit, consists of two shares of Series F Preferred Stock, each convertible into 400 shares of common stock at $0.25 per share, and one warrant to purchase 400 shares of common stock at $0.25 per share, and one warrant to purchase 400 shares of common stock at $0.375 per share before October, 2006. At March 31, 2002, these Units had not yet been issued by the Company and are classified in the Company's Consolidated Balance Sheets as advances for preferred stock.

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

         SFAS No. 142 eliminates the requirement to amortize goodwill and requires that other intangible assets be separated into assets that have a finite useful life and those with an indefinite useful life. Intangible assets with a finite useful life are to be amortized over that useful life. Intangible assets with an indefinite life are to be measured for impairment annually, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Standard requires that it be measured annually for impairment under a defined two-step process that begins with an estimation of the fair value of a "reporting unit," which is defined in the Standard. The first step in the process is a screening for impairment and the second step measures the amount of impairment, if any. Upon initial adoption of SFAS No. 142, the change is to be reported on the financial statements as a change in accounting principle with the cumulative effect reported in the statement of income in the period of adoption. The Standard is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted this new Standard with its fiscal year beginning January 1, 2002. The Company has no goodwill and does not believe that adoption of the Standard will have any impact on its financial statements.

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         SFAS No. 143 requires that asset retirement obligations be recognized as a liability in the period in which it is incurred at its fair value if a reasonable estimate can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Standard requires that the liability be discounted and accretion expense be recognized. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2001, with earlier application permitted. The Company does not have any asset retirement obligations as of March 31, 2002, and does not believe that this new Standard will have any impact upon its financial statements when adopted.

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

RESULTS OF OPERATIONS

Revenue for the three-months ended March 31, 2002 increased $[xx] to $[xxx], compared to $475,949 for the comparable period of the prior year. This increase is attributable to an increase in grant revenue offset by somewhat lower sales of AccuProbes and accessories, as well as lower mobile services volume.

Cost of goods sold, as a percentage of revenue, improved to [xx]% for the three-months ended March 31, 2002, compared to [xx]% for the comparable period of the prior year. This improvement was primarily attributable to the increase in grant and contract revenue and was partially offset by an increase in the cost of mobile services delivery.

Research and development expense increased $[xx] for the three-months ended March 31, 2002 to $[xxxxx], compared to $449,485 for the comparable period of the prior year. The increase was attributable to increases in expenditures for clinical trials related to development of the Hypothermosol technology, which involved higher engineering headcount and consulting expense. The increase was offset by lower in-house expenditure on the development of the AccuProbe System, resulting in lower salaries and benefits expense.

Sales and marketing expense increased $[xxxxx] for the three-months ended March 31, 2002 to $[xxxxxx], compared to $462,117 for the comparable period of the prior year. This increase was attributable to the overall expansion in the Company's network of independent sales representatives, and increase in promotional materials.

General and administrative expense increased $[xxxxxx] for the three-months ended March 31, 2002 to $[xxxxxx], compared to $396,718 in the comparable period of the prior year. This increase is attributable to higher consulting costs and increases in salaries and benefits. This increase was offset by lower legal and miscellaneous general and administrative expenditure.

Operating expenses increased $[xxxxxx] for the three-months ended March 31, 2002 to $[xxxxxxx], compared to $1,308,320 for the comparable period of the prior year. The Company sustained a net loss of $[xxxxxx] for the three-month period ended March 31, 2002, compared to a net loss of $1,075,328 for the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had cash and cash equivalents totaling $[xxxxx] and a working capital deficit of $[xxxxx], as compared to $286,105 and $614,626, respectively, at December 31, 2001. The decrease in the Company's cash and working capital positions from December 31, 2001 was due primarily to net losses during the period.

Capital expenditures for equipment totaled $[xxxxxx], in the period ended March 31, 2002, compared to $24,195 in the comparable period of the prior year.

The Company anticipates that its current cash balances will not be sufficient to meet its cash requirements through December 2002. Additional capital will be necessary to ensure the Company's viability. In this respect the Company is pursuing an additional equity financing. There can be no assurance that any such transaction will be available on terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

FORWARD LOOKING INFORMATION

The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements." Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligations to revise any of these forward-looking statements.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  None

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the three-months ended March 31, 2002.

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


                                       Cryomedical Sciences, Inc.
                                       --------------------------
                                              (Registrant)





Date:  May 20, 2002              By:       /s/ Andrew Greuling
                                           -------------------
                                           Andrew Greuling
                                           President and Chief Executive Officer
                                          (Principal Executive Officer and
                                           Principal Financial Officer)