Form 10QSB/A
period 2002-03-31
CRYOMEDICAL SCIENCES INC
filed 2002-05-21
CIK 834365

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

                              1000 Cobb Place Blvd.
                             Building 200, Suite 270
                               Kennesaw, GA 30144
                               ------------------
                    (Address of principal executive offices)

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

12,413,209 Shares of Cryomedical Sciences, Inc. Common Stock, Par Value $.001 Per Share, Were Outstanding as of May 14, 2002.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002

                                      INDEX


Part I.    Financial Information                                        Page No.
                                                                        --------
               Item 1. Financial Statements

                       Consolidated Balance Sheets at March 31, 2002
                       (unaudited) and December 31, 2001                      3

                       Consolidated Statements of Operations for the three-month periods ended March 31, 2002 and
                       March 31, 2001 (unaudited)                             4

                       Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 and
                       March 31, 2001 (unaudited)                             5

                       Notes to Consolidated Financial Statements         6 - 8

               Item 2. Management's Discussion and Analysis
                       or Plan of Operation                               9 - 10

Part II.   Other Information

               Item 6. Exhibits and Reports on Form 8-K                       11

Signatures                                                                    12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,        DECEMBER 31,
                                                                              2002               2001
                                                                          ------------       ------------
                                                                          (unaudited)
                                  ASSETS
                                  ------
Current assets:
     Cash and cash equivalents                                            $    121,342       $    286,105
     Accounts receiveable, net of allowance for doubtful accounts of
          $26,970, respectively                                                 46,886             54,043
     Inventories                                                               475,898            487,858
     Prepaid expenses and other current assets                                  23,193             23,192
                                                                          ------------       ------------
               Total current assets                                            667,319            851,198
                                                                          ------------       ------------

Fixed assets, net of accumulated depreciation of $2,173,281 and
          $2,138,614, respectively                                             482,321            454,293
Intangible assets, net of accumulated amortization of $98,161 and
          $87,855, respectively                                                460,794            471,099
                                                                          ------------       ------------
               Total assets                                               $  1,610,434       $  1,776,590
                                                                          ============       ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
     Accounts payable                                                     $  1,048,946       $  1,000,027
     Accrued expenses                                                          385,046            465,797
     Notes payable                                                             250,000                 --
                                                                          ------------       ------------
                Total current liabilities                                    1,683,992          1,465,824
     Commitments                                                                    --                 --
                                                                          ------------       ------------
               Total liabilities                                             1,683,992          1,465,824
                                                                          ============       ============
Stockholders' equity:
     Preferred stock, $0.001 par value per share, 1,000,000 shares
           authorized; 12,000 iissued and outstanding                               12                 12
     Common stock, $0.001 par value per share, 25,000,000 shares
           authorized; 12,413,209 iissued and outstanding                       12,413             12,413
     Additional paid-in capital                                             38,009,325         38,009,325
     Accumulated deficit                                                   (38,095,308)       (37,710,984)
                                                                          ------------       ------------
               Total stockholders' equity                                      (73,558)           310,766
                                                                          ------------       ------------
               Total liabilities and stockholders' equity                 $  1,610,434       $  1,776,590
                                                                          ============       ============

                        See notes to financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                     -------------------------------
                                         2002               2001
                                     ------------       ------------

Revenues                             $    302,584       $    475,949
Cost of sales                             (82,037)          (262,047)
                                     ------------       ------------
Gross profit                              220,547            213,902
                                     ------------       ------------

Expenses:
     Research and development             231,618            449,485
     Sales and marketing                   17,019            462,117
     General and administrative           356,838            396,718
                                     ------------       ------------
Total expenses                            605,475          1,308,320
                                     ------------       ------------
Operating loss                           (384,826)        (1,094,418)
Interest income, net                          102             19,090
                                     ------------       ------------
Net loss                             $   (384,826)      $ (1,075,328)
                                     ============       ============
Basic net loss per common share      $      (0.03)      $      (0.09)
                                     ============       ============
Weighted average number of
     common shares outstanding         12,413,209         12,413,209
                                     ============       ============


                        See notes to financial statements

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            -----------------------------
                                                                                2002              2001
                                                                            -----------       -----------
Cash flows from operating activites:
     Net loss                                                               $  (384,826)      $(1,075,328)

Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation                                                           34,667            59,809
          Amortization                                                           10,305            10,305
          Provision for bad debt                                                     --             5,140
          Write off of accounts receivable                                           --            (3,056)
          Changes in operating assets and liabilities:
               (Increase) decrease in receivables                                 7,157          (336,056)
               Decrease in inventories                                           11,960           140,278
               Decrease (increase) in prepaid and other current assets              501           (79,632)
               Increase (decrease) in accounts payable                           48,919            65,478
               Increase (decrease) in accrued expenses                          (80,751)          179,261
               Decrease in extended warranties                                       --            (2,488)
                                                                            -----------       -----------
Net cash used in operating activities                                          (352,068)       (1,036,289)
                                                                            -----------       -----------

Cash flows from investing activities:
     Purchase of equipment                                                      (62,695)          (24,195)
                                                                            -----------       -----------

Net cash used in investing activities                                           (62,695)          (24,195)
                                                                            -----------       -----------

Cash flows from financing activities:
     Increase in notes                                                          250,000                --
     Decrease in capital leases                                                      --            (2,872)
                                                                            -----------       -----------

Net cash provided by financing activities                                       250,000            (2,872)
                                                                            -----------       -----------

Net (decrease) increase in cash and cash equivalents                           (164,763)       (1,063,356)

Cash and cash equivalents at beginning of period                                286,105         2,150,112
                                                                            -----------       -----------

Cash and cash equivalents at end of period                                  $   121,342       $ 1,086,756
                                                                            ===========       ===========


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

C.   Inventories

     Inventories consist of the following:   March 31, 2002   December 31, 2001

     Raw materials and purchased parts         $ 277,146          $ 268,768
     Finished goods                              198,752            219,090
                                               $ 475,898          $ 487,858

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

                    CRYOMEDICAL SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS

         Revenue for the three-months ended March 31, 2002 decreased $173,365 to $302,584, compared to $475,949 for the comparable period of the prior year. This decrease is principally attributable to lower sales of AccuProbes and accessories, as well as lower mobile services volume.

         Cost of goods sold, as a percentage of revenue, improved to 27% for the three-months ended March 31, 2002, compared to 55% for the comparable period of the prior year. This improvement was primarily attributable to the increase in grant and contract revenue and was partially offset by higher cost of goods on single use probes sold during the period.

         Research and development expense decreased $217,867 for the three-months ended March 31, 2002 to $231,618, compared to $449,485 for the comparable period of the prior year. The decrease was attributable to decreases in expenditures for clinical trials related to development of the Hypothermosol technology, which involved lower engineering headcount and consulting expense. The decrease also included lower in-house expenditure on the development of the AccuProbe System, resulting in lower salaries and benefits expense.

         Sales and marketing expense decreased $445,098 for the three-months ended March 31, 2002 to $17,019, compared to $462,117 for the comparable period of the prior year. This decrease was attributable to the overall reduction in the Company's network of independent sales representatives.

         General and administrative expense decreased $39,880 for the three-months ended March 31, 2002 to $356,838, compared to $396,718 in the comparable period of the prior year. This decrease is attributable to lower consulting costs and decreases in salaries and benefits.

         Operating expenses decreased $702,845 for the three-months ended March 31, 2002 to $605,475, compared to $1,308,320 for the comparable period of the prior year. The Company sustained a net loss of $384,826 for the three-month period ended March 31, 2002, compared to a net loss of $1,075,328 for the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had cash and cash equivalents totaling $121,342 and a working capital deficit of $1,016,673, as compared to $614,626 at December 31, 2001. The decrease in the Company's cash and working capital positions from December 31, 2001 was due primarily to net losses during the period.

         Capital expenditures for equipment totaled $62,695, in the period ended March 31, 2002, compared to $24,195 in the comparable period of the prior year.

         In March 2002, the Company borrowed $250,000 under a 12-month promissory note agreement. In connection with this debt raise, the Company issued warrants to purchase one million shares of the Company's Common Stock at $0.25 per share.

         The Company has a working capital deficit of $1,016,673, and in order to ensure its viability, the Company will need to secure financing in the short term. In this respect, the Company is currently evaluating its strategic alternatives, including the sale of some or all of the Company's assets. There can be no assurance that any transaction will be available on terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders. If the Company is not able to raise funds or achieve some other solution, it is expected that the Company will be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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


                                           Cryomedical Sciences, Inc.
                                           --------------------------
                                                  (Registrant)


Date:  May 20, 2002                    By: /s/ Andrew Greuling
                                           -------------------------------------
                                           Andrew Greuling
                                           President and Chief Executive Officer
                                           (Principal Executive Officer and
                                           Principal Financial Officer)