Form 10QSB
period 2002-06-30
CRYOMEDICAL SCIENCES INC
filed 2002-08-14
CIK 834365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002     Commission file number 0-18170
                               -------------                            -------



                           CRYOMEDICAL SCIENCES, INC.
                           --------------------------
       (Exact name of small business issuer as specified in its charter)


        Delaware                                           94-3076866
        --------                                           ----------
 State of Incorporation)                           (IRS Employer I.D. Number)


                             Suite 144 - Science III.
                                   SUNY Park
                              Binghamton, NY 13902
                              --------------------
                    (Address of principal executive offices)

        Issuer's telephone number, including area code: (607) 777-4415
                                                        --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X              No
               ----                  ----


12,413,209 SHARES OF CRYOMEDICAL SCIENCES, INC. COMMON STOCK, PAR VALUE $.001 PER SHARE, WERE OUTSTANDING AS OF AUGUST 13, 2002.

                           CRYOMEDICAL SCIENCES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002

                                      INDEX


                                                                                                                Page No.
                                                                                                                --------
Part I. Financial Information

                    Item 1. Unaudited Financial Statements:
                            Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31,
                            2001...................................................................................    3
                            Consolidated Statements of Operations for the three- and six-month periods ended
                            June 30, 2002 and June 30, 2001 (unaudited)..............................                  4
                            Consolidated Statements of Comprehensive Income (Loss) for the three- and
                            six-month periods ended June 30, 2002 and June 30, 2001 (unaudited)....................    5
                            Consolidated Statements of Cash Flows for the six-month periods ended June 30,
                            2002 and June 30, 2001 (unaudited).....................................................    6
                            Notes to Consolidated Financial Statements.............................................   7-9

                    Item 2. Management's Discussion and Analysis...................................................  10-12
Part II. Other Information
                    Item 6. Exhibits and Reports on Form 8-K.......................................................    13
                    Signatures.....................................................................................    14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CRYOMEDICAL SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,             DECEMBER 31,
                                                                                  2002                   2001
                                                                            ------------------    -------------------
                                                                               (Unaudited)
                                  ASSETS
                                  ------
Current assets:
     Cash and cash equivalents                                                     $1,972,415              $ 286,105
     Marketable securities, at market                                               1,585,491                      -
     Accounts receivable, net of allowance for doubtful accounts of $ -
          and $26,970, respectively                                                     1,733                 54,043
     Inventories                                                                            -                487,858
     Prepaid expenses and other current assets                                              -                 23,192
                                                                            ------------------    -------------------
               Total current assets                                                 3,559,638                851,198
                                                                            ------------------    -------------------

Fixed assets, net of accumulated depreciation of $27,648 and
          $2,138,614, respectively                                                    173,988                454,293
Intangible assets, net of accumulated amortization of $ - and
          $87,855, respectively                                                             -                471,099
Deferred financing cost, net of accumulated amortization of
          $51,543 and $ - , respectively                                              103,086                      -
                                                                            ------------------    -------------------
               Total assets                                                        $3,836,713             $1,776,590
                                                                            ==================    ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:

     Accounts payable                                                              $1,056,524             $1,000,027
     Accrued expenses                                                                 659,933                465,797
     Notes payable                                                                    425,000                      -
                                                                            ------------------    -------------------
                Total current liabilities                                           2,141,457              1,465,824

Long term portion of note payable                                                      80,824                      -
                                                                            ------------------    -------------------
               Total liabilities                                                    2,222,281              1,465,824
                                                                            ------------------    -------------------
Stockholders' equity:
     Preferred stock, $0.001 par value per share, 1,000,000 shares
           authorized; 12,000 issued and outstanding                                       12                     12
     Common stock, $0.001 par value per share, 25,000,000 shares
           authorized; 12,413,209 issued and outstanding                               12,413                 12,413
     Additional paid-in capital                                                    38,352,195             38,009,325
     Accumulated deficit                                                          (36,901,417)           (37,710,984)
     Accumulated other comprehensive income                                           151,228                      -
                                                                            ------------------    -------------------
               Total stockholders' equity                                           1,614,432                310,766
                                                                            ------------------    -------------------
               Total liabilities and stockholders' equity                          $3,836,713             $1,776,590
                                                                            ==================    ===================


                        See notes to financial statements

                           CRYOMEDICAL SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                        ----------------------------    ----------------------------
                                                            2002              2001            2002            2001
                                                        ------------    ------------    ------------    ------------
Revenue:
     Product sales                                      $     16,858    $     13,893    $     18,552    $       --
     Services and other                                       82,267            --           359,760          77,038
                                                        ------------    ------------    ------------    ------------
          Total revenue                                       99,125          13,893         378,312          77,038

Cost of product sales                                         25,685           1,366          25,646           1,366
                                                        ------------    ------------    ------------    ------------
Gross profit                                                  73,440          12,528         352,666          75,672
                                                        ------------    ------------    ------------    ------------
Expenses:
     Research and development                                133,228          65,854         231,770         139,627
     Sales and marketing                                        --            20,192            --            28,846
     General and administrative                              270,564    $     27,194         282,547          84,746
                                                        ------------    ------------    ------------    ------------
Total expenses                                               403,791         113,240         514,317         253,219
                                                        ------------    ------------    ------------    ------------

Operating income (loss)                                     (330,351)       (100,713)       (162,151)       (177,547)
Interest expense, net                                           --                 6            --                16
                                                        ------------    ------------    ------------    ------------
Income (loss) from continuing operations                    (330,351)       (100,719)       (162,151)       (177,563)
                                                        ------------    ------------    ------------    ------------

Discontinued operations:
     Loss from operations of cryosurgical assets            (944,046)     (1,269,894)     (1,454,890)     (2,268,378)
     Gain on disposal of cryosurgical assets, net          2,426,109            --         2,426,109            --
                                                        ------------    ------------    ------------    ------------
Net income (loss)                                          1,151,712      (1,370,613)        809,568      (2,445,941)
                                                        ============    ============    ============    ============
Basic earnings (loss) per share:
     Loss from continuing operations                    $      (0.03)   $      (0.01)   $      (0.01)   $      (0.02)
     Loss from operation of cryosurgical assets                (0.06)          (0.10)          (0.12)   $      (0.18)
     Gain on disposal of cryosurgical assets, net               0.20            --              0.20            --
                                                        ------------    ------------    ------------    ------------
Total                                                   $       0.11    $      (0.11)   $       0.07    $      (0.20)
                                                        ============    ============    ============    ============

Weighted average number of common shares outstanding:
     Basic                                                12,413,209      12,413,209      12,413,209      12,413,209
                                                        ============    ============    ============    ============

                        See notes to financial statements

                           CRYOMEDICAL SCIENCES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                           -------------------------    -------------------------
                                              2002           2001           2002         2001
                                           -----------   -----------    -----------   -----------

Net income (loss)                          $ 1,151,712   $(1,370,613)   $   809,568   $(2,445,941)
Unrealized gain on marketable securities       151,228           --         151,228           --
                                           -----------   -----------    -----------   -----------

     Comprehensive income (loss)           $ 1,302,940   $(1,370,613)   $   960,796   $(2,445,941)
                                           ===========   ===========    ===========   ===========












                        See notes to financial statements

                           CRYOMEDICAL SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            --------------------------
                                                                                2002           2001
                                                                            -----------    -----------

Cash flows from operating activities:
     Net income (loss)                                                      $   809,568    $(2,445,941)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Gain on sale of cryosurgical assets, net                           (2,426,109)          --
          Loss from discontinued operations                                   1,454,890      2,287,368
          Depreciation                                                           15,769          2,863
          Provision for bad debt                                                   --           12,203
          Write-down of inventory                                                25,685           --
          Allowance for doubtful accounts                                          --           (6,896)
          Issuance of warrants for non-cash consideration                       188,241           --
          Changes in operating assets and liabilities net of effects from sale of cryosurgical assets:
               (Increase) decrease in accounts receivable                         9,650         (5,307)
               Decrease (increase) in inventories                                23,566        (25,841)
               Decrease (increase) in prepaids and other current assets          (4,092)       177,561
               Increase in accounts payable                                      56,497         15,435
               Increase in accrued expenses                                     194,136         14,146
               Deferred financing costs                                         103,086           --
               Decrease in extended warranties                                     --           (4,146)
                                                                            -----------    -----------
     Cash provided by continuing operations                                     450,888         21,445
     Cash used in discontinued operations                                    (1,225,173)    (1,872,706)
                                                                            -----------    -----------
          Net cash used in operations                                          (774,285)    (1,851,261)
                                                                            -----------    -----------

Cash flows from investing activities:
     Purchase of equipment, net                                                 (89,405)       (19,007)
     Purchase of equipment by discontinued operations                              --         (148,806)
     Proceeds from sale of cryosurgical assets                                2,200,000           --
                                                                            -----------    -----------
Net cash provided (used) by investing activities                              2,110,595       (167,813)
                                                                            -----------    -----------
Cash flows from financing activities:
     Proceeds from notes payable                                                410,000           --
     Payments on notes payable                                                  (60,000)          --
     Decrease in capital leases                                                    --           (5,810)
                                                                            -----------    -----------
Net cash provided (used) by financing activities                                350,000         (5,810)
                                                                            -----------    -----------
Net increase/(decrease) in cash and cash equivalents                          1,686,310     (2,024,884)
Cash and cash equivalents at beginning of period                                286,105      2,150,112
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $ 1,972,415    $   125,228
                                                                            ===========    ===========


                        See notes to financial statements

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       General

         Cryomedical Sciences, Inc. (the "Company"), through its wholly owned subsidiary, BioLife Solutions, Inc. ("BioLife") is developing a range of proprietary cell, tissue and organ specific hypothermic preservative solutions, based on BioLife's patented HypoThermosol(TM) platform technology. Initial clinical results suggest that BioLife's derivative HypoThermosol(TM) solutions could significantly prolong cell, tissue and organ viability, which could, in turn, improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation. BioLife has entered into research agreements with several emerging companies engaged in the research and commercialization of cell and gene therapy technology and has received several government research grants in partnership with academic institutions involved in cell and tissue therapy research. BioLife currently markets its HypoThermosol(TM) line of solutions directly and through a distributor to companies and labs engaged in pre-clinical research, and to academic institutions.

         In conjunction with the sale of its cryosurgical assets (described below )on June 25, 2002, the Company's Board of Directors approved merging the Company's wholly owned subsidiary into the Company and to change the name of the Company to BioLife Solutions, Inc. The Company expects that it will complete this merger and the renaming of the Company by the end of the third quarter of this year.

         The Consolidated Balance Sheet as of June 30, 2002, the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2002 and 2001, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2002, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

         Grant revenue recognized during the three- and six-month periods ended June 30, 2002 totaled $101,330 and $279,040, respectively, and is included in the Statement of Operations in "services and other" revenue.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

         The results of operations for the three- and six-month periods ended June 30, 2002 is not necessarily indicative of the operating results anticipated for the full year.

B.       Sale of Cryosurgical Assets

         On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare, Inc. (Nasdaq: ENDO). In the transaction, which was originally announced on May 29, 2002, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2.2 million in cash and 120,022 shares of Endocare Common Stock (valued at $1,434,263 on June 25, 2002).

                           CRYOMEDICAL SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Operating results of the cryosurgical operations for the six months ended June 30, 2002 are shown separately in the accompanying statement of operations. The Company recorded a gain on sale of cryosurgical assets of $2,426,109 for the three and six months ended June 30, 2002.

         Net sales of the cryosurgical operations for the three months and six months ended June 30, 2002 were $45,598 and $128,419, respectively. These amounts are not included in revenues in the accompanying income statements.

         Cryosurgical assets, sold in the transaction with Endocare consisted of the following (all assets are shown at cost:

                                          JUNE 25,
                                            2002
                                         ----------
              Accounts receivable, net   $   42,660
              Inventory                     438,606
              Other current assets           27,284
              Fixed assets, net             245,680
              Intangible assets, net        453,923
                                         ----------
                   Net assets sold       $1,208,153
                                         ==========



C.       Earnings (Loss) per Share

         Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income from continuing operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants. Potential common shares totaling 4,800,000 were not included in the diluted earnings per share amounts for the three and six month periods ending June 30, 2002 and June 30, 2001 as their effect would have been anti-dilutive.

                           CRYOMEDICAL SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.       Inventories

Inventories consist of the following:


                                                                      June 30, 2002             December 31, 2001
                                                               ---------------------------- ---------------------------
         Raw materials and purchased parts                         $        --              $        268,768
         Finished goods                                                     --                       219,090
                                                               ---------------------------- ---------------------------
              Total                                                $        --              $        487,858

E.       Notes Payable and Issuance of Company Warrants

         In March 2002, in consideration for a loan in the amount of $250,000, the Company issued (i) a 12-month promissory note in the principal amount of $250,000, bearing interest at 10% per annum, and (ii) a five year warrant to purchase 1,000,000 shares of the Company's common stock at $0.25 per share. The Company recorded additional-paid-in-capital on the balance sheet of $154,629 to reflect the fair market value of the warrants issued in conjunction with the loan and recorded a corresponding deferred expense which is being amortized on a straight line basis over the life of the loan.

         In May 2002, in consideration for loans in the amount of $115,000, the Company issued three separate 12-month promissory notes in the aggregate principal amount of $115,000, bearing interest at 10% per annum and (ii) three separate five year warrants to purchase an aggregate of 460,000 shares of the Company's common stock at $0.25 per share. The Company recorded additional-paid-in-capital on the balance sheet of $48,564 to reflect the fair market value of the warrants issued in conjunction with the loans and recorded a corresponding expense in the Company's statement of operations.

         In connection with the sale of the Company's cryosurgical assets, as partial consideration for services rendered, the Company issued to each of Breslow & Walker, LLP, the Company's general counsel, and de Greef & Partners, LLC, a consultant for the Company, a 10-year warrant to purchase 500,000 shares of the Company's common stock at $0.25 per share. The Company recorded additional-paid-in-capital on the balance sheet of $139,677 to reflect the fair market value of the warrants issued and recorded a corresponding expense in the Company's statement of operations.

F.       Employment Agreement

         Effective with the consummation of the sale of the Company's cryosurgical assets, the Company has agreed to enter into a two year employment agreement with John G. Baust, PhD, pursuant to which Dr. Baust shall be hired as President and Chief Executive Office of the Company.

G.       Recent Accounting Pronouncements

         None

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto set forth elsewhere herein. The discussion of the results from operations includes only the Company's continuing operations.

         The methods for preserving cells, tissue and organs have remained largely unchanged for 50 years. BioLife Solutions, Inc., a wholly owned subsidiary of Cryomedical Sciences, Inc., has developed the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation and storage. The HypoThermosol(R) and CryoStor(TM) products that the Company is selling today are a significant step forward in meeting these needs.

         On June 25, 2002, the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare, Inc. In the transaction, the Company transferred ownership of all of its cryosurgical installed base, inventory and related intellectual property in exchange for $2.2 million in cash and 120,022 shares of Endocare Common Stock.

RESULTS OF OPERATIONS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

         Revenue. For the three-months ended June 30, 2002 revenue from continuing operations increased $85,232 to $99,125, compared to $13,893 for the three-months ended June 30, 2001. The increase was the result of new consulting revenue derived from research contracts with biotechnology firms and NIH grants. For the six-months ended June 30, 2002, revenue increased $301,274 to $378,312, compared to $77,038 for the six-months ended June 30, 2001. The increase was also the result new consulting revenue from research contracts and $279,040 of NIH grants received.

         Cost of product sales. For three-months ended June 30, 2002, cost of product sales increased to $25,685, compared to $1,366 for the three-months ended June 30, 2001. During the second quarter of 2002, product inventory was written down by $25,685 to reflect a zero inventory balance at June 30, 2002. For the six-months ended June 30, 2002, cost of product sales increased to $25,646, compared to $1,366 for the six-months ended June 30, 2001. This increase in cost of product sales was the result of the inventory write down described above.

         Research and development. Expenses relating to research and development for the three-months ended June 30, 2002 increased $67,374 to $133,228, compared to $65,854 for the three-months ended June 30, 2001. The increase in research and development expense was due to a general increase in product development activity and was reflected in higher research personnel headcount and greater expenditures on lab supplies. Expenses relating to research and development for the six-months ended June 30, 2002 increased $92,143 to $231,770, compared to $139,627 for the six-months ended June 30, 2001. The increase in research and development expenditure for the six month period was due to the same factors described above.

         Sales and marketing. For the three-months ended June 30, 2002, sales and marketing expense decreased $20,192. The decrease in sales and marketing expense was the result of a shift in part-time personnel involved in sales and marketing activities to research and development. For the six-months ended June 30, 2002, sales and marketing expense decreased $28,846. The decrease was also due to the allocation of part-time to sales and marketing personnel to research and development.

         General and administrative expense. For the three-months ended June 30, 2002, general and administrative expense increased $244,370 to $270,564 compared to $27,194 for the three-months ended June 30, 2001. For the six-months ended June 30, 2002, general and administrative expense increased $197,801 to $282,547 compared to $84,746 for the six-months ended June 30, 2001. This increase was due to a higher level of corporate-level activity during the period.

         Discontinued operations. On June 25, 2002, all of the cryosurgical assets, including customer receivables, inventory, fixed assets and intangible assets related to the cryosurgical business, were sold to Endocare for a combination of cash and common stock of the purchaser. For the three-months ended June 30, 2002 loss from the operation of cryosurgical assets was $944,046, compared to a loss of $1,269,894 for the three-months ended June 30, 2001. For the six-months ended June 30, 2002 the loss from the sale of cryosurgical assets was $1,454,890 compared to a loss of $2,268,378 for the comparable period. For the three- and six-months ended June 30, 2002, the gain on disposal of cryosurgical assets, net of assets sold at cost, was $2,426,109.

         Operating expenses and net income. For the three-months ended June 30, 2002, operating expenses increased $290,551 to $403,791, compared to $113,240 for the three-months ended June 30, 2001. The company reported net income of $1,151,712 for the three months ended June 30, 2002, compared to a net loss of $1,370,613 for the three months ended June 30, 2001. For the six-months ended June 30, 2002, operating expenses increased $261,098 to $514,317, compared to $253,219 for the six-months ended June 30, 2001. The company reported net income of $809,568 for the six- months ended June 30, 2002, compared to a net loss of $2,445,941 for the six-months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company had cash and cash equivalents of $1,972,415 and marketable securities of $1,585,491. At June 30, 2002, the Company had a working capital surplus of $1,418,181, compared to a working capital deficit of $614,626 at December 31, 2001. The increase in the Company's cash and working capital positions from December 31, 2001 was due to the sale of the cryosurgical assets, and was partially offset by net losses during the three- and six-month periods ending June 30, 2002.

Capital expenditures, totaled $89,405 in the six month period ended June 30, 2002, compared to $19,007 in the six month period ended June 30, 2001.

         In March 2002, the Company borrowed $250,000 under a 12-month promissory note agreement. In connection with this debt raise, the Company issued warrants to purchase one million shares of the Company's Common Stock at $0.25 per share. In May 2002, the Company borrowed an aggregate of $115,000 under 12-month promissory note agreements. In connection with this debt raise, the Company issued warrants to purchase 460,000 shares of the Company's common stock at $0.25 per share. In April 2002, the Company entered into a $200,000 promissory note agreement with a vendor of the Company. The principal amount of this note is payable by the Company in monthly installments over an 18-month period. The Company has paid down $60,000 of these notes.

FORWARD LOOKING INFORMATION

         The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements." Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligations to revise any of these forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         Form 8-K, filed July 10, 2002, relating to the sale of the Company's cryosurgical assets to Endocare.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Cryomedical Sciences, Inc.
                                  --------------------------
                                           (Registrant)





Date:  August 14, 2002             By:   /s/ John G. Baust
                                         -----------------
                                          John G. Baust, PhD
                                          President and Chief Executive Officer
                                         (Principal Executive Officer and
                                          Principal Financial Officer)