Form 10QSB/A
period 2002-06-30
CRYOMEDICAL SCIENCES INC
filed 2002-08-19
CIK 834365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

         99.1   Certification of Periodic Report

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

                                  Cryomedical Sciences, Inc.
                                  --------------------------
                                           (Registrant)





Date:  August 16, 2002             By:   /s/ John G. Baust
                                         -----------------
                                          John G. Baust, PhD
                                          President and Chief Executive Officer
                                         (Principal Executive Officer and
                                          Principal Financial Officer)