Form 10QSB
period 2002-09-30
CRYOMEDICAL SCIENCES INC
filed 2002-11-14
CIK 834365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                    Commission file number 0-18170
    September 30, 2002                                                   -------
    ------------------


                             BIOLIFE SOLUTIONS, INC.
                             -----------------------
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

                           CRYOMEDICAL SCIENCES, INC.
                           --------------------------
          (Former name or former address, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X              No
             ----               -------


12,413,209 SHARES OF BIOLIFE SOLUTIONS, INC. COMMON STOCK, PAR VALUE $.001 PER SHARE, WERE OUTSTANDING AS OF NOVEMBER 13, 2002.

                             BIOLIFE SOLUTIONS, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX



                                                                                                                         Page
                                                                                                                          No.
Part I. Financial Information
         Item 1. Financial Statements:
              Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001.................................       2
              Unaudited Statements of Operations for the three-and nine-month periods ended September
              30, 2002 and September 30, 2001........................................................................       3
              Unaudited Statements of Comprehensive Income (Loss) for the three-and nine-month
              periods ended September 30, 2002 and September 30, 2001................................................       4
              Unaudited Statements of Cash Flows for the nine-month periods ended September 30, 2002
              and September 30, 2001.................................................................................       5
              Notes to Financial Statements..........................................................................      6-9

         Item 2. Management's Discussion and Analysis................................................................     10-12
         Item 3. Controls and Procedures.............................................................................      13
Part II. Other Information
         Item 6. Exhibits and Reports on Form 8-K....................................................................      14
         Signatures..................................................................................................      15
         Certification...............................................................................................      16



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                             BIOLIFE SOLUTIONS, INC.
                                 BALANCE SHEETS


                                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                                          2002                  2001
                                                                                      ------------          ------------
                                                                                       (Unaudited)
                                ASSETS
                                ------

Current assets:
     Cash and cash equivalents                                                       $    273,076          $    286,105
     Marketable securities                                                              1,717,515                    --
     Accounts receivable, net of allowance for doubtful accounts of $ 0
          and $26,970, respectively                                                         1,733                54,043
     Inventories                                                                               --               487,858
     Prepaid expenses and other current assets                                              8,460                23,192
                                                                                     ------------          ------------
               Total current assets                                                     2,000,784               851,198
                                                                                     ------------          ------------

Fixed assets, net of accumulated depreciation of $40,411 and
          $2,138,614, respectively                                                        161,225               454,293
Intangible assets, net of accumulated amortization of $0 and
          $87,855, respectively                                                                --               471,099
Deferred financing cost, net of accumulated amortization of
          $90,209 and $0, respectively                                                     64,420                    --
                                                                                     ------------          ------------
               Total assets                                                          $  2,226,429          $  1,776,590
                                                                                     ============          ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
     Accounts payable                                                                $     76,093          $  1,000,027
     Accrued expenses                                                                     337,047               465,797
     Notes payable                                                                        369,841                    --
                                                                                     ------------          ------------
                Total current liabilities                                                 782,981             1,465,824
                                                                                     ------------          ------------
               Total liabilities                                                          782,981             1,465,824
                                                                                     ------------          ------------
Stockholders' equity:
     Preferred stock, $0.001 par value per share, 1,000,000 shares
           authorized; 12,000 issued and outstanding                                           12                    12
     Common stock, $0.001 par value per share, 25,000,000 shares
           authorized; 12,413,209 issued and outstanding                                   12,413                12,413
     Additional paid-in capital                                                        38,352,195            38,009,325
     Accumulated deficit                                                              (37,204,424)          (37,710,984)
     Accumulated other comprehensive income                                               283,252                    --
                                                                                     ------------          ------------
               Total stockholders' equity                                               1,443,448               310,766
                                                                                     ------------          ------------
               Total liabilities and stockholders' equity                            $  2,226,429          $  1,776,590
                                                                                     ============          ============



                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                  NINE MONTH ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                            ------------------------------      ------------------------------
                                                                2002              2001              2002              2001
                                                            ------------      ------------      ------------      ------------

Revenue:
     Product sales                                          $      1,975      $         --      $     20,527      $         --
     Grants                                                      106,032           125,199           385,572           202,237
     Services and other                                           30,000            25,000           110,720            25,000
                                                            ------------      ------------      ------------      ------------
          Total revenue                                          138,007           150,199           516,819           227,237

Cost of product sales                                                 --             1,089            25,646             2,455
                                                            ------------      ------------      ------------      ------------
Gross profit                                                     138,007           149,110           491,173           224,782
                                                            ------------      ------------      ------------      ------------

Expenses:
     Research and development                                    209,434           115,299           441,684           254,926
     Sales and marketing                                           4,126               715             4,146            29,561
     General and administrative                                  134,520            25,853           417,068           110,599
                                                            ------------      ------------      ------------      ------------
Total expenses                                                   348,080           141,867           862,898           395,086
                                                            ------------      ------------      ------------      ------------

Operating income (loss)                                         (210,073)            7,243          (371,725)         (170,304)
Interest expense, net                                                 --               749                --               765
                                                            ------------      ------------      ------------      ------------
Income (loss) from continuing operations                        (210,073)            6,494          (371,725)         (171,069)
                                                            ------------      ------------      ------------      ------------

Discontinued operations:
     Loss from discontinued operations                           (92,934)       (1,140,775)       (1,547,824)       (3,409,153)
     Gain on disposal of cryosurgical assets, net                     --                --         2,426,109                --
                                                            ------------      ------------      ------------      ------------
Net income (loss)                                               (303,007)       (1,134,281)          506,560        (3,580,222)
                                                            ============      ============      ============      ============

Basic earnings (loss) per share:
     Loss from continuing operations                        $      (0.02)     $         --      $      (0.03)     $      (0.01)
     Loss from operation of cryosurgical assets                    (0.01)            (0.09)            (0.12)            (0.27)
     Gain on disposal of cryosurgical assets, net                     --                --              0.20                --
                                                             -----------      ------------       -----------      ------------
Total                                                       $      (0.02)     $      (0.09)     $       0.04      $      (0.29)
                                                            ============      ============      ============      ============

Diluted earnings per share from
     continuing operations                                                    $         --
                                                                              ============

Weighted average number of common shares outstanding:
                                                             -----------      ------------       -----------      ------------
     Basic                                                    12,413,209        12,413,209        12,413,209        12,413,209
                                                             -----------      ------------       -----------      ------------
     Diluted                                                                    17,213,209
                                                                              ------------



                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,                            SEPTEMBER 30,
                                                   ------------------------------           ----------------------------
                                                      2002               2001                  2002             2001
                                                   ----------        ------------           ---------       ------------

Net income (loss)                                  $ (303,007)       $ (1,134,281)          $ 506,560       $ (3,580,222)
Unrealized gain on marketable securities              132,024                  --             283,252                 --
                                                   ----------        ------------           ---------       ------------

     Comprehensive income (loss)                   $ (170,983)       $ (1,134,281)          $ 789,812       $ (3,580,222)
                                                   ==========        ============           =========       ============






















                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              --------------------------------
                                                                                 2002                 2001
                                                                              -----------          -----------

Cash flows from operating activities:
     Net income (loss)                                                        $   506,560          $(3,580,222)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Gain on sale of cryosurgical assets, net                             (2,426,109)                  --
          Loss from discontinued operations                                     1,547,823            3,409,153
          Depreciation                                                             29,032                5,025
          Amortization of deferred financing costs                                 90,209                   --
          Write-down of inventory                                                  25,685                   --
          Allowance for doubtful accounts                                              --               (4,600)
          Issuance of warrants for non-cash consideration                         188,241                   --
          Changes in operating assets and liabilities net of effects from sale of cryosurgical assets:
               (Increase) decrease in accounts receivable                           9,650               13,018
               Decrease (increase) in inventories                                  49,252              (25,684)
               Decrease (increase) in prepaids and other current assets           (12,552)                  --
               Increase (decrease) in accounts payable                           (923,934)              13,903
               Increase (decrease) in accrued expenses                           (128,750)              14,146
                                                                              -----------          -----------
     Cash provided (used) by continuing operations                             (1,044,893)            (155,261)
     Cash used in discontinued operations                                      (1,292,748)          (2,311,158)
                                                                              -----------          -----------
          Net cash used in operations                                          (2,337,641)          (2,466,419)
                                                                              -----------          -----------

Cash flows from investing activities:
     Purchase of equipment, net                                                   (89,405)             (75,207)
     Purchase of equipment by discontinued operations                                  --             (177,469)
     Proceeds from sale of cryosurgical assets                                  2,200,000                   --
                                                                              -----------          -----------
Net cash provided (used) by investing activities                                2,110,595             (252,676)
                                                                              -----------          -----------

Cash flows from financing activities:
     Proceeds from notes payable                                                  434,780              931,341
     Payments on notes payable                                                   (220,763)                  --
     Decrease in capital leases                                                        --               (8,870)
                                                                              -----------          -----------
Net cash provided by financing activities                                         214,017              922,471
                                                                              -----------          -----------

Net increase/(decrease) in cash and cash equivalents                              (13,029)          (1,796,624)
Cash and cash equivalents at beginning of period                                  286,105            2,150,112
                                                                              -----------          -----------
Cash and cash equivalents at end of period                                    $   273,076          $   353,488
                                                                              ===========          ===========



                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

A.       General

         Incorporated in 1998 as a wholly owned subsidiary of Cryomedical Sciences, Inc.("Cryomedical"), BioLife Solutions, Inc. ("BioLife" or the "Company") develops, manufactures and markets low temperature technologies for use in preserving and prolonging the viability of cellular and genetic material for use in cell therapy and tissue engineering. The Company's patented HypoThermosol(R) platform technology is used to provide customized preservation solutions which significantly prolong cell, tissue and organ viability, which could, in turn, improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation. The Company currently markets its HypoThermosol(R) line of solutions directly and through a distributor to companies and labs engaged in pre-clinical research, and to academic institutions.

         In May 2002, Cryomedical implemented a restructuring and recapitalization program designed to shift its focus away from cryosurgery towards addressing preservation and transportation needs of the biomedical marketplace, an arena in which the Company is currently selling its products and in which it holds important proprietary assets and intellectual property. In conjunction with the sale of Cryomedical's cryosurgical assets on June 25, 2002, Cryomedical's Board of Directors also approved merging BioLife into Cryomedical and changing its name to BioLife Solutions, Inc. During the quarter ended September 30, 2002, Cryomedical changed its name to BioLife Solutions, Inc. and began to trade under the new symbol, "BLFS" on the OTCBB.

         The Balance Sheet as of September 30, 2002, the Statements of Operations for the three-and nine-month periods ended September 30, 2002 and 2001, and the Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2002, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

         The results of operations for the three-and nine-month periods ended September 30, 2002 is not necessarily indicative of the operating results anticipated for the full year.

B.       Continued Existence

         Additional capital is needed to fulfill the Company's current marketing, research and product development goals and to sustain and ensure its viability. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's product development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company anticipates that its current cash balance will be sufficient to meet its cash requirements into the first quarter of 2003. This does not include the effect of any sale of the Company's marketable securities (see Note D in the Company's Notes to Financial Statements).


         There can be no assurance that the Company will be successful in accessing additional capital, or that any financing transaction will be available at terms acceptable to the Company, if at all, that any financing transactions will not be dilutive to current stockholders, or that the Company will have sufficient working capital to fund future operations. If the Company does not have access to additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

C.       Sale of Cryosurgical Assets

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

         Operating results of the cryosurgical operations for the nine months ended September 30, 2002 are shown separately in the accompanying statement of operations. The Company recorded a gain on sale of cryosurgical assets of $2,426,109 for the nine months ended September 30, 2002.

         Net sales of discontinued operations for the three and the nine months ended September 30, 2002 were $0 and $128,419, respectively. These amounts are included in the loss from discontinued operations in the accompanying statement of operations.

         Cryosurgical assets sold in the transaction with Endocare consisted of the following (all assets are shown at the lower of cost or market):

                                       JUNE 25,
                                        2002
                                     -----------

Accounts receivable, net             $    42,660
Inventory                                438,606
Other current assets                      27,284
Fixed assets, net                        245,680
Intangible assets, net                   453,923
                                     -----------
     Net assets sold                 $ 1,208,153
                                     ===========


D.       Marketable Securities

         We have classified our marketable securities as "available-for-sale" as defined under Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 2002, our marketable securities consisted of 120,022 shares of Endocare common stock. Fair value has been determined based on the quoted market price for Endocare common stock as of the date of the balance sheet. As of November 13, 2002 the aggregate fair value of our marketable securities decreased to $354,065. Pursuant to the terms of the sale of Cryomedical's cryosurgical assets, Endocare was required to have filed a registration statement with the SEC covering the sale of the shares by September 22, 2002. To date, no such registration statement has been filed. The Company intends to seek the legal remedies available to it in connection with such failure to file the registration statement.

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

E.       Earnings (Loss) per Share

         Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income from continuing operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants. Potential common shares totaling 4,800,000 were included in the dilluted earnings per share amount for the three months ended September 30, 2001 due to their dilutive effect, but were not included for the three months ended September 30, 2002 and nine month periods ending September 30, 2002 and September 30, 2001 as their effect would have been anti-dilutive.

F.       Notes Payable and Issuance of Company Warrants

         In March 2002, in consideration for a loan in the amount of $250,000, the Company issued (i) a 12-month promissory note in the principal amount of $250,000, bearing interest at 10% per annum, and (ii) a five year warrant to purchase 1,000,000 shares of the Company's common stock at $0.25 per share. The Company recorded additional-paid-in-capital on the balance sheet of $154,629 to reflect the fair market value of the warrants issued in conjunction with the loan and recorded a corresponding deferred financing cost which is being amortized on a straight line basis over the life of the loan. At September 30, 2002, the Company owed $250,000 on this promissory note.

         In March 2002, the Company entered into a promissory note with a vendor of the Company in the amount of $200,824 payable in $10,000 monthly installments, without interest, until the principal amount is paid in full. At September 30, 2002, the Company owed $115,824 on this promissory note.

         In May 2002, in consideration for loans in the amount of $115,000, the Company issued (i) three separate 12-month promissory notes in the aggregate principal amount of $115,000, bearing interest at 10% per annum, and (ii) three separate five year warrants to purchase an aggregate of 460,000 shares of the Company's common stock at $0.25 per share. The Company recorded additional-paid-in-capital on the balance sheet of $48,564 to reflect the fair market value of the warrants issued in conjunction with the loans and recorded a corresponding expense in the Company's statement of operations. The Company subsequently paid these notes in full during June and July of 2002.

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

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

G.       Employment Agreements

         In July, 2002, the Company entered into a two year employment agreement with John G. Baust, PhD, pursuant to which Dr. Baust is employed as the Company's President and Chief Executive Office. Also in July, 2002, the Company entered into a one year employment agreement with Robert Van Buskirk, PhD, pursuant to which Dr. Van Buskirk is employed as the Company's Vice President of Business Development.

H.       Recent Accounting Pronouncements

         None

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth elsewhere herein. The discussion of the results from operations includes only the Company's continuing operations.

         BioLife Solutions, Inc. ("BioLife" or the "Company") has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation and storage. The HypoThermosol(R) and CryoStor(TM) products that the Company is selling today are a significant step forward in meeting these needs.

         The Company's line of preservation solutions is composed of complex synthetic, aqueous solutions containing, in part, minerals and other elements found in human blood which are necessary to maintain fluids and chemical balances throughout the body at near freezing temperatures. The solutions preserve cells and tissue in low temperature environments for extended periods after removal of the cells through minimally invasive biopsy or surgical extraction, as well as in shipping the propagated material for the application of cell or gene therapy or tissue engineering. BioLife has entered into research agreements with several emerging biotechnology companies engaged in the research and commercialization of cell and gene therapy technology and has received several government research grants in partnership with academic institutions to conduct basic research, which could lead to further commercialization of technology to preserve human cells, tissues and organs.

         The Company currently markets its HypoThermosol(R) line of solutions directly and through a distributor to companies and labs engaged in pre-clinical research, and to academic institutions.

         On June 25, 2002, the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare, Inc. In the transaction, the Company transferred ownership of all of its cryosurgical installed base, inventory and related intellectual property in exchange for $2.2 million in cash and 120,022 shares of Endocare Common Stock.

RESULTS OF OPERATIONS

FOR THE THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

         Revenue. For the three-months ended September 30, 2002 revenue from continuing operations decreased $12,192, or 8%, to $138,007, compared to $150,199 for the three-months ended September 30, 2001. The decrease was due to slightly lower National Institutes of Health ("NIH") grant revenue, offset by slightly higher revenues from corporate consulting contracts. For the nine-months ended September 30, 2002, revenue increased $289,582, or 127% to $516,819, compared to $227,237 for the nine-months ended September 30, 2001. The increase was due to higher revenues across the board, including product sales revenue of $20,527, NIH grant revenue of $385,572 and corporate research contract revenue of 110,720.

         Cost of product sales. There were no expenses relating to cost of product sold for the three-months ended September 30, 2002. Cost of product sold for the three-months ended September 30, 2001 totaled $1,089.

This improvement in cost of product sales was due to a low level of product sales in both periods and the writedown of the Company's inventory in the previous quarter. For the nine-months ended September 30, 2002, cost of product sales increased to $25,646, compared to $2,455 for the nine-months ended September 30, 2001. This increase in cost of product sales was the result of product inventory that was written down by $25,685 to reflect a zero inventory balance at June 30, 2002.

         Research and development. Expenses relating to research and development for the three-months ended September 30, 2002 increased $94,135, or 82%, to $209,434, compared to $115,299 for the three-months ended September 30, 2001. The increase in research and development expense was due primarily to higher expenses relating to academic presentations made by the Company's engineers at scientific conferences and higher headcount. Expenses relating to research and development for the nine-months ended September 30, 2002 increased $186,758, or 73%, to $441,684, compared to $254,926 for the nine-months ended September 30, 2001. The increase in research and development expenditure for the nine month period was due to an overall higher level of product development activity reflected in higher salaries expense from the addition of research and development personnel, higher consulting fees, higher legal expenses relating to the Company's intellectual property portfolio and a higher level of expenditure on lab supplies and research facilities.

         Sales and marketing. For the three-months ended September 30, 2002, sales and marketing expense increased $3,411, or 470%, to $4,126, compared to $715 for the three-months ended September 30, 2001. The increase in sales and marketing expense was the direct result of the presence of the Company at a tradeshow during the period. For the nine-months ended September 30, 2002, sales and marketing expense decreased $25,415, or 86%, to $4,146, compared to $29,561 for the nine-months ended September 30, 2001. The decrease was principally due to a shift in the allocation of sales and marketing personnel related expenditure to product development.

         General and administrative expense. For the three-months ended September 30, 2002, general and administrative expense increased $108,667 to $134,520, compared to $25,853 for the three-months ended September 30, 2001. This increase in general and administrative expense was due to the shift in the burden of general and administrative expense to the Company's continuing operations from discontinued operations. As a result of this shift, the Company experienced higher salary, travel, legal and accounting expense. For the nine-months ended September 30, 2002, general and administrative expense increased $306,469 to $417,068, compared to $110,599 for the nine-months ended September 30, 2001. This increase was also due to the shift in the burden of general and administrative expense noted above.

         Discontinued operations. On June 25, 2002, all of the cryosurgical assets, including customer receivables, inventory, fixed assets and intangible assets related to the cryosurgical business, were sold to Endocare for a combination of cash and common stock of the purchaser. For the three-months ended September 30, 2002 loss from the operation of cryosurgical assets was $(92,934) compared to a loss of $(1,140,775) for the three-months ended September 30, 2001. For the nine-months ended September 30, 2002, loss from the operation of cryosurgical assets was $(1,547,824) compared to a loss of $(3,409,153) for the nine-months ended September 30, 2001. For the nine-months ended September 30, 2002, the gain on disposal of cryosurgical assets, net of assets sold at cost, was $2,426,109.

         Operating expenses and net income. For the three-months ended September 30, 2002, operating expenses increased $206,213 to $348,080, compared to $141,867 for the three-months ended September 30, 2001. For the nine-months ended September 30, 2002, operating expenses increased $467,812 to $862,898, compared to $395,086 for the nine-months ended September 30, 2001. The Company reported a net loss of $(303,007) for the three months ended September 30, 2002, compared to a net loss of $(1,134,281) for the three months ended September 30, 2001. The company reported net income of $506,560 for the nine- months ended

September 30, 2002, compared to a net loss of $(3,580,222) for the nine-months ended September 30, 2001. The Company's reported net income/(loss) for the three and nine months ended September 30, 2002 and 2001 includes results from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES


         At September 30, 2002, the Company had cash and cash equivalents of $273,076 and marketable securities of $1,717,515, compared to cash and cash equivalents of $286,105 and no marketable securities at December 31, 2001. As of November 13, 2002 the aggregate fair value of our marketable securities declined to $354,065 (see Note D, in our Notes to Financial Statements). At September 30, 2002, the Company had a working capital surplus of $1,217,803, compared to a working capital deficit of $(614,626) at December 31, 2001. The increase in the Company's cash and working capital positions from December 31, 2001 was due to the sale of the Company's cryosurgical assets, and was partially offset by net losses during the three- and nine-month periods ending September 30, 2002.

         The Company anticipates that its current cash balance will be sufficient to meet the Company's operating cash requirements into the first quarter of 2003. This does not reflect the effect of any sale of the Company's marketable securities (see Note B in the Company's Notes to Financial Statements).

         Capital expenditures related to continuing operations, totaled $89,405 in the nine month period ended September 30, 2002, compared to $75,207 in the nine month period ended September 30, 2001.

         In March 2002, the Company borrowed $250,000 under a 12-month promissory note agreement. In connection with this debt raise, the Company issued warrants to purchase one million shares of the Company's Common Stock at $0.25 per share. Also in March 2002, the Company entered into a promissory note with a vendor of the Company in the amount of $200,824 payable in $10,000 monthly installments, without interest, until the principal amount is paid in full. In May 2002, the Company borrowed an aggregate of $115,000 under 12-month promissory note agreements. In connection with this debt raise, the Company issued warrants to purchase 460,000 shares of the Company's common stock at $0.25 per share. The Company has paid down $200,000 of these notes.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including the principal executive officer/principal financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on his evaluation, the Company's principal executive officer/principal financial officer has concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer/principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit 10.1 Employment Agreement dated July 1, 2002 between the
                      Company and John G. Baust

         Exhibit 10.2 Employment Agreement dated July 1, 2002 between the
                      Company and Robert Van Buskirk

         Exhibit 99.1 Certification of Periodic Report dated November 14, 2002


         (b)  Reports on Form 8-K

         Current Report on Form 8-K, filed July 10, 2002, relating to the sale of the Company's cryosurgical assets to Endocare.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BioLife Solutions, Inc.
                                       -----------------------
                                             (Registrant)



Date:  November 14, 2002               By: /s/ John G. Baust
                                           ------------------------------------
                                           John G. Baust, PhD
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                  CERTIFICATION

         I, John G. Baust, Chief Executive Officer and Chief Financial Officer of BioLife Solutions, Inc. (the "Registrant"), certify that:

         (1) I have reviewed this quarterly report on Form 10-QSB of the Registrant;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

         (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         (5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         (6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   November 14, 2002                    By:  /s/ John G. Baust
                                                   -----------------------------
                                                    John G. Baust, PhD
                                                    Chief Executive Officer
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number             Description of Exhibit
-------            -------------------------------------------------------------

10.1*              Employment Agreement dated July 1, 2002 between the Company and John G. Baust
10.2*              Employment Agreement dated July 1, 2002 between the Company and Robert Van Buskirk
99.1*              Certification of Periodic Report dated November 14, 2002




*       Filed herewith