Form 10KSB
period 2002-12-31
BIOLIFE SOLUTIONS INC
filed 2003-04-15
CIK 834365

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        ---------------------------------

                                   FORM 10-KSB

(MARK ONE)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the year ended December 31, 2002
                                                  ------------------
                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18170
                                                -------
                              --------------------

                             BIOLIFE SOLUTIONS, INC.
                 ( Name of Small Business Issuer in its Charter)

             DELAWARE                                 94-3076866
             --------                                 ----------
       (State of Incorporation)            (IRS Employer Identification Number)


SUITE 144 - SCIENCE III, SUNY PARK, BINGHAMTON, NY                  13902
--------------------------------------------------                  -----
     (Address of principal executive offices)                     (Zip Code)

                              --------------------

          Issuer telephone number, including area code: (607) 777-4415
                                                        --------------
         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                 Title of Class

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

       Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X] .

       Issuer's revenues for the fiscal year ended December 31, 2002 were $823,791.

       As of March 31, 2003, the aggregate market value of voting stock held by nonaffiliates was $1,222,110.

       As of March 31, 2003, there were 12,413,209 shares of Common Stock (par value $.001 per share) outstanding.

       Transitional Small Business Disclosure Format (check one). Yes ___ No _X_

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

         Incorporated in 1998 as a wholly owned subsidiary of Cryomedical Sciences, Inc. ("Cryomedical"), BioLife Solutions, Inc. ("BioLife" or the "Company") develops, manufactures and markets low temperature technologies for use in preserving and prolonging the viability of cellular and genetic material for use in cell therapy and tissue engineering. The Company's patented HypoThermosol(R) platform technology is used to provide customized preservation solutions designed to significantly prolong cell, tissue and organ viability. These solutions, in turn, could improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation. The Company currently markets its HypoThermosol line of solutions directly and through a distributor to companies and labs engaged in pre-clinical research, and to academic institutions.


         In May 2002, Cryomedical implemented a restructuring and recapitalization program designed to shift its focus away from cryosurgery towards addressing preservation and transportation needs of the biomedical marketplace. On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare, Inc. (NASDAQ: ENDO). In the transaction, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2.2 million in cash and 120,022 shares of Endocare restricted common stock. In conjunction with the sale of Cryomedical's cryosurgical assets, Cryomedical's Board of Directors also approved merging BioLife into Cryomedical and changing its name to BioLife Solutions, Inc. In September 2002, Cryomedical changed its name to BioLife Solutions, Inc. and began to trade under the new ticker symbol, "BLFS" on the OTCBB.


         Based on its understanding of the molecular basis for the cryogenic destruction of cells through apoptosis, BioLife is developing a range of proprietary cell, tissue and organ specific hypothermic preservative solutions, based on its patented HypoThermosol platform technology. Initial clinical results suggest that BioLife's customized HypoThermosol solutions could significantly prolong cell, tissue and organ viability, which could, in turn, improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation. BioLife has entered into research agreements with several emerging biotechnology companies engaged in the research and commercialization of cell and gene therapy technology and has received several government research grants in partnership with academic institutions involved in cell and tissue therapy research. BioLife currently markets its HypoThermosol line of solutions directly and through a distributor to companies and labs engaged in pre-clinical research, and to academic institutions.


         Grants and other revenues totaled $977,210 and $1,344,016 (including sales from discontinued operations) for the years ended December 31, 2002 and 2001, respectively. Total research and development expenses were $644,798 and $1,773,119 for the year ended December 31, 2002 and 2001, respectively. The backlog of orders was zero at December 31, 2002 and 2001.


         The Company was originally incorporated in Delaware in November 1987. The Company's principal executive offices are located at Suite 144, Science III, SUNY Park, Binghamton, NY 13902 and its telephone number is (607) 777-4415.

TECHNOLOGICAL OVERVIEW

         Time management is a crucial aspect of many facets of clinical practice and, increasingly, cell and gene therapy. Modern therapies must be accomplished under time constraints if they are to be effective. This problem becomes especially critical in the field of cell and tissue therapy, where harvested cell culture and tissue, if maintained at body temperature (37(degree)C), will not be viable for any reasonable length of time. To slow the "metabolic engine" of the harvested cell and tissue, chilling is required. However, chilling is of mixed benefit. Although cooling successfully reduces metabolism (i.e., lowers demand for oxygen), chilling, or hypothermia, is also damaging to cells. To solve this problem, transplant surgeons, for example, will flush the donor tissue with a cold solution designed to provide short-term preservation support after removal of the organ from the donor and during transportation. Clinicians engaged in cell and gene therapy will also attempt to maintain the original and derived cellular material in a cold solution before and after application of the specific cell or gene therapy technique, and during necessary transportation. Support solutions range from simple "balanced salt" (electrolyte) formulations to complex mixtures of electrolytes, energy substrates such as sugars, acid buffers, osmolytes and antibiotics. Clinically, there is not a great deal of protective difference between these various solutions and few offer long-term protection. Often, the basis for selection of a "preservation solution" is a matter of local preference rooted primarily in a hospital's traditional source of supply.

         Because of the cascading destructive cellular effects that begin with the arrest of metabolism as a result of cooling, and end with cell death through apoptosis, development of new methods of tissue preservation are important to ensure that tissue-engineered products survive the trip from the factory to the operating room in good working order and do not die during transplantation .

         By understanding the molecular basis of cell death and designing HypoThermosol to specifically address these processes, the Company's proprietary HypoThermosol technology is specifically formulated to satisfy clinicians' need to keep cells and tissue viable longer by:

         o    minimizing cell and tissue swelling;
         o    removing free radicals upon formation;
         o    maintaining appropriate ion balances;
         o providing regenerative, high energy substrates to stimulate recovery upon warming;
         o    avoiding the creation of an acidic state (acidosis); and
         o    inhibiting the onset of apoptosis.

         HypoThermosol has been specifically formulated, tested and proven to be effective in extending the viability of numerous human cell and tissue complexes. BioLife's proprietary HypoThermosol technology is optimized based on molecular biology principles and genetic analysis, not on conventional "cookbook" techniques incorporated in other solutions currently on the market.

         The Company's line of preservation solutions, based on its patented HypoThermosol technology, is composed of complex synthetic, aqueous solutions containing, in part, minerals and other elements found in human blood which are necessary to maintain fluids and chemical balances throughout the body at near freezing temperatures.

BIOLIFE PRODUCTS AND SERVICES

         A full line of customized HypoThermosol preservation solutions are now available to researchers and clinicians to preserve cells and tissue in low temperature environments for extended periods. HypoThermosol solutions, which are optimized for mammalian cells at temperatures between 4(degree)C and 10(degree)C, are serum- and protein-free, are stable (thus have a long shelf life), and provide for rapid recovery, higher yields and faster cell attachment in a variety of applications.

         HYPOTHERMOSOL

         The Company's HypoThermosol family of preservation media for the hypothermic maintenance and cryopreservation of mammalian cell systems include:

         HypoThermosol Base
         HypoThermosol is a family of cell-specific, optimized hypothermic (4-10(degree) C) preservation media that allows for improved and extended preservation of biologics. HypoThermosol is a uniquely formulated hypothermic preservation solution designed to address the molecular-biological aspects of cells during the preservation process thereby directly reducing the level of cell death during and following the preservation interval. HTS has been formulated to provide broad-spectrum chill preservation to most mammalian cell systems. This variant has proven effective at preserving and maintaining cells, tissues and organs of the abdominal and thoracic origins, blood vessels, muscular and neural tissues.

         HypoThermosol DCC
         HypoThermosol(R)-DCC is a uniquely formulated hypothermic preservation solution designed with the appreciation that the loss of divalent cation homeostasis in cells either at 37(degree) C or 4(degree) C can lead to activation of enzymes (phospholipases, proteases and endonucleases) culminating in cell death. HTS-DCC is especially designed to inhibit these activities.

         HypoThermosol FRS
         This solution has been formulated to decrease the free radical accumulation in cells undergoing prolonged hypothermic preservation. Numerous investigators have shown that an increase in free radicals can lead to either pathological cell death or apoptosis (programmed cell death) in clinical conditions. HypoThermosol-FRS is very effective at preserving myocardial and kidney tissues, both of which have high-energy demands that can lead to free radical accumulation.

         HypoThermosol Purge
         HypoThermosol-Purge is an acellular flush solution specifically designed for use during the transition from normothermic to mild hypothermic temperatures (37(degree) C to 20(degree)C) to rinse culture media and native fluids from tissue and whole organ systems prior to suspension in one of the various HypoThermosol preservation solution variants.

         CRYOSTOR(R) CRYOPRESERVATION MEDIA

         Based on proprietary HypoThermosol technology, the CryoStor series of preservative solutions extends the cryopreservation window for gene and cell therapy and tissue engineering, improving clinical outcomes for promising new research and for those undergoing cell and gene therapy.

         CryoStor is a family of cell-specific, optimized cryopreservation media that enhances cell survival in the emerging tissue engineering and stem cell markets. CryoStor is designed for frozen storage (temperature of -196(degree)C). CryoStor is uniquely formulated to address the molecular-biological aspects of cells during the preservation process thereby directly reducing the level of Cryopreservation-Induced Delayed-Onset Cell Death (Baust, et al., 2001).

         CryoStor CS5
         CryoStor CS5 is BioLife's base cryopreservation solution which is designed to incorporate the principles which led to the successful development of the HypoThermosol series with the incorporation of agents to modulate the physical damaging effects associated with ice formation and cellular freezing such as dimethyl sulfoxide ("DMSO"). As a result of solution design, utilization of the CryoStor platform facilitates substantially improved post-thaw cell survival and allows for the maintenance of this enhanced recovery with substantially reduced levels of cryoprotective agents such as DMSO.

         CryoStor CS AI
         CryoStor CS AI is the next generation of cryopreservation solutions developed by the Company and is designed around the base CryoStor platform with the added inclusion of specific components which directly modulate the molecular response of the cells to the preservation process. Specifically, CryoStor CS AI is designed to modulate the initiation of the induction of apoptosis through direct inhibition of the progression of the apoptotic process.

         CP Rescue
         The CP Rescue platform represents a solution technology developed as a post-cryopreservation cellular salvage medium and is designed to improve cell recovery following cryopreservation of the cells under sub optimal preservation regimes where the CryoStor series of preservation solutions were not utilized. This solution is designed to modulate the post-preservation activation and progression of cellular death pathways, such as apoptosis and necrosis, during the initial cell recovery interval, and thereby reduce the extent of cryopreservation-induced cell death.

         GELSTOR(R) SOLID STORAGE SOLUTION

         By providing the field of cell therapy and regenerative medicine with the ability to preserve and maintain consistency of cell and genetic material for extended periods, BioLife is developing GelStor to support the long distance shipping of biological material. Based on proprietary HypoThermosol technology, GelStor has been developed specifically to address the need to transport sensitive cell and tissue material and to serve as a critical adjunct in cell therapy and tissue engineering medicine.

         GelStor
         Solid storage preservation media for preservation in the 4(degree)C to 20(degree)C, which includes GelStor and GelStor-FRS. This preservation medium is designed to be liquidous above 30(degree)C to allow for suspension of cells and when cooled becomes a solid "gel-like" preservation medium. GelStor is designed for the preservation of sensitive biologics, such as pancreatic islets, where environmental factors such as shock, sheering, etc. have a critical effect on cell viability and short term preservation is necessary for transport.

         GelStor-FRS
         GelStor-FRS is a member of the GelStor superfamily of preservation solutions, which is designed similarly to HypoThermosol-FRS, to address the molecular-biological aspects of cells during preservation by decreasing the free radical accumulation in cells which are undergoing preservation or transport.

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

         In March 2003, the Company announced that it signed a multi-year research and development agreement with Edison, NJ-based Tissue Transformation Technologies ("T-Cubed"), a processor, marketer and distributor of human tissues and cells from non-transplantable organs. Under the terms of the agreement, BioLife will work with T-Cubed to develop the next generation of molecular-based preservation technology in support of T-Cubed's emerging cell-based reagents and therapeutic markets. BioLife estimates that the agreement is valued in excess of $1 million, including an upfront payment from T-Cubed and potential milestone payments from third-party participants in the partnership

         In 2001, BioLife entered into a solutions optimization contract with a biotechnology Company specializing in stem cell research. The Company contracted for BioLife to supply an optimized HypoThermosol preservative solution to preserve immature myoblasts (skeletal muscle cells) that doctors injected into the damaged area of a woman's heart in the first autologous human clinical trials for heart muscle regeneration. Ten injections totaling 25 million cells were made into the damaged cells. BioLife's HypoThermosol preservation solution was used both in shipping the original biopsy taken from the patient's thigh as well as in shipping the propagated immature muscle cells back to the surgeon for injection.

         In March 1999, BioLife signed an Incubator Licensing Agreement with SUNY whereby BioLife will conduct research and development in the field of cryogenic science and in particular solution technology. All inventions conceived as a result of these research and development efforts will belong to BioLife.

BIOLIFE MARKETS

         Recent advances in cell therapy and tissue engineering have highlighted the significant and unmet requirement to maintain the health and viability of biological material across time and space.

         At the leading edge of biomedicine is cell therapy, which involves a method of growing human cells that may be able to treat cancers and a variety of chronic disorders. Embryonic stem cells are the earliest precursor of human differentiated cells. Adult stem cells, as their name suggests, rely on other sources of stem cells rather than from the blastocysts of embryos. Many researchers believe that cell therapy may revolutionize the treatment of chronic disorders by allowing scientists to utilize stem cells to grow cells that specifically replace and treat diseased tissue. Applications include the treatment of heart disease, Parkinson's, Alzheimer's, stroke, spinal cord injuries, burns and other wounds.


         Time management in cell therapy becomes especially critical where myoblasts are extracted from a patient, transported to a culture laboratory, and then transported back to the patient to be inserted into the target tissue. Because this entire process can take months and may involve transportation over long distances, cellular viability is of paramount importance.


         Similar to techniques used in whole organ transplantation, clinicians engaged in cell therapy will attempt to maintain the original and derived cellular material in a cold solution to extend cell viability before and after application of the specific cell or gene therapy technique, and during necessary transportation. Support solutions range from simple balanced salt formulations to complex mixtures of electrolytes and other components. Until now, there has not been a great deal of protective difference between these various solutions and few offer long-term protection.

         Tissue engineering has led to the development of several artificial tissue substitutes for the therapeutic treatment of injury and disease. The process of preparing engineered tissue involves isolation of cells, manipulation and purification, expansion to larger quantities - often requiring appropriate media and support materials, some mechanism to control differentiation and longevity of the cells, and processes and conditions for maintaining viability during transportation and storage. The development of effective delivery systems for engineered tissue has been the subject of enormous investment for the last several years. The delivery systems serve to protect cells form arduous conditions during culture and distribution, and these delivery systems are often vital for protection of cells .

         Areas such as vaccine and medicine development and toxicological testing, for application in clinical, military, law enforcement, cosmetic, academic, environmental and pharmaceutical settings, also rely heavily on the utilization of biological components. As with the biological components in these areas, development, banking, distribution and storage of these biologics is a critical component for successful and ultimately their practical application.

         Common to each of these markets is the need for hypothermic preservation media that yields both extended survival time and superior post-preservation performance when contrasted with current processes and non-specific solutions currently in use. For companies in these market segments, the therapeutic benefit they deliver to clinicians and patients is dependent on establishing a reasonable shelf-life for the end product. BioLife is addressing this underlying and unmet need, of providing an enabling technology - a superior preservation or culture medium - to the entire biomedical industry.

         A large and rapidly growing market already exists for extending the life and viability of cartilage and skin. According to MedMarket Diligence, LLC, engineered cartilage and skin generated worldwide sales of $47.5 million in 2001. The market for engineered skin - projected worldwide sales of $34.0 million in 2002 - is expected to grow at a compound annual growth rate ("CAGR") of 44.8% between 2002 and 2010. The market for engineered bone - projected worldwide sales of $5.0 million in 2002 - is expected to grow at a CAGR of 31.2% between 2002 and 2010. The market for engineered cartilage - projected worldwide sales of $30.0 million in 2002 - is expected to grow at a CAGR of 12.5% between 2002 and 2010.

         An even larger market is expected to develop over the next several years as cell therapy and tissue engineering begins to address chronic afflictions such as Alzheimer's, diabetes and heart disease. These markets will also require the successful transportation and storage of biologics to ultimately deliver successful therapy to patients on a large scale. In addition to the growth in currently commercialized tissue engineered products, the development of tissue engineering applications to treat chronic diseases has the potential to generate annual sales of more than $1.0 billion by 2010.

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

MANUFACTURING

         BioLife's HypoThermosol line of preservation solutions are manufactured in accordance with the Company's patented and proprietary formulas under confidentiality agreements by an independent third party contract manufacturer, a leading manufacturer of cell culture media and reagents. In February 2003, the Company entered into a two-year manufacturing agreement with the contract manufacturer. Manufacturing of BioLife's Hypothermosol products follow current Good Manufacturing Practices (cGMPs) prescribed by the FDA. There are multiple sources available from which the Company could have HypoThermosol manufactured.

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

INTELLECTUAL PROPERTY

         Obtaining and maintaining a strong intellectual property position is a key component of the Company's competitive strategy. In addition to keeping competitors out of key markets, a broad portfolio of intellectual property will enable BioLife to negotiate more favorable licensing and distribution agreements than could otherwise occur. The Company, and its legal counsel, are committed to aggressively protect BioLife's intellectual property portfolio.

         BioLife's core HypoThermosol cell preservation technology is protected by U.S. Patent No. 6,045,990, "Inclusion of Apoptotic Regulators in Solutions for Cell Storage at Low Temperature," owned by the Company, and which covers the use of cell-free solution compositions for hypothermic cell storage supplemented with agents inhibiting apoptotic induced cell death. Additionally, solutions for cell storage at hypothermic temperatures supplemented with cell death inhibitors for cryopreservation are disclosed. BioLife's other core patent (No. 5,405,942) contains claims relating to tissue preservation and bloodless surgery in the field of organ transplantation.

         The Company also has several additional patents (U.S. Patent Nos. 4,923,442 and 5,130,230), relating to blood substitute products, dating back to 1990. These patents were originally filed with the purpose of providing surgeons with the ability to perform bloodless surgery in the event of severe trauma or under battlefield conditions.

         In addition to these U.S. patents, the Company has filed for similar claims for patent protection in Europe and other major international markets, relating to each of these patents.

         The Company's patents protect HypoThermosol from both literal infringement and also infringement under the Doctrine of Equivalents. This doctrine does not allow infringement to be avoided by simply replacing an element or component of BioLife's invention.

In addition to the Company's corporate logo and name, BioLife has trademarked the following product names:

         o    HypoThermosol
         o    CryoStor
         o    GelStor
         o    BioPak

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

EMPLOYEES

         The Company's business is highly dependent upon its ability to attract and retain qualified scientific, technical and management personnel. BioLife had six full-time employees and engaged five research and development contractors at December 31, 2002. The Company's future success depends to a significant degree upon the continued services of key management personnel, including John G. Baust, Ph.D., the Company's President and Chief Executive Officer. The Company is not a party to any collective bargaining agreements.


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

         Rental expense for all of the Company's facilities for the year ended December 31, 2002 totaled approximately $45,000.

         In March 1999, BioLife signed an Incubator Licensing Agreement with SUNY Binghamton, whereby BioLife leases 720 square feet of office and laboratory space at the University at a rental rate of $1,005 per month, which is reviewed annually.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         BioLife is currently involved in a lawsuit against Endocare, Inc., arising out of Endocare's failure to register 120,022 shares of its stock as part of the transaction by which the Company sold its cryosurgical equipment assets to Endocare in a transaction that closed on June 24, 2002. In the lawsuit, the Company is claiming damages of $1,648,935, comprising the proceeds that could have been realized had Endocare properly registered the Stock within the time frame set forth in the Registration Rights Agreement entered into between the parties. Endocare filed an answer and counterclaim, seeking damages of over $5,000,000 as a result of various alleged breaches by the Company of the Asset Purchase Agreement entered into between the parties. Trial in this matter began on March 31, 2003 and concluded on April 3, 2003. As of the date of this Form 10-KSB, the presiding judge has not yet declared a verdict. The Company is confident of the merits of its claims (and the merits of its defenses to Endocare's counterclaims) and intends to prosecute the case vigorously. However, there can be no guarantee that the Company will prevail in these matters.


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

                                                 Price Range
                                                 -----------
                                             High            Low
                                             ----            ---
         Quarter Ended:
         -------------

              March 31, 2001                $0.69            $0.38
              June 30, 2001                 $0.48            $0.21
              September 30, 2001            $0.30            $0.04
              December 31, 2001             $0.35            $0.04

              March 31, 2002                $0.29            $0.09
              June 30, 2002                 $0.25            $0.10
              September 30, 2002            $0.20            $0.10
              December 31, 2002             $0.20            $0.09


HOLDERS

         As of December 31, 2002, there were 1,178 holders of record of the Common Stock.


DIVIDEND HISTORY AND POLICY

         The Company has never paid cash dividends on its Common Stock and does not anticipate that any cash dividends will be paid for the foreseeable future.


PRIVATE PLACEMENTS

         In March 2002, the Company borrowed $250,000, represented by a 12-month promissory note agreement. The principal balance on this promissory note accrues interest at the rate of 10% per annum. In connection with the promissory note, the Company issued warrants to purchase one million shares of the Company's common stock at $0.25 per share. The payment of this note was extended to April 10, 2003. The Company is currently negotiating another extension to the promissory note.

EQUITY COMPENSATION PLAN INFORMATION

         The following table shows securities authorized for issuance under equity compensation plans

                                                                      (A)                  (B)                    (C)
                                                                                                               Number of
                                                                                                          securities remaining
                                                                                                             available for
                                                                   Number of                                future issuance
                                                                 securities to                               under equity
                                                                be issued upon        Weighted-average       compensation
                                                                  exercise of        exercise price of     plans (excluding
                                                             outstanding options,   outstanding options,  securities reflected
Plan Category                                                 warrants and rights    warrants and rights      in column (a))
-------------                                                 -------------------    -------------------  ------------------
Equity compensation plans approved
  by security holders.......................................       4,000,000               $0.88                   --

Equity compensation plans not approved
  by security holders.......................................       6,924,000 (1)           $0.61            3,060,000 (2)
                                                                  --------------           -----            -------------
          Total                                                   10,924,000               $0.72            3,060,000 (2)

(1) Includes 440,000 shares of Common Stock underlying options which are subject to approval by the Company's stockholders on or before July 10, 2003, amending the Company's 1998 Stock Option Plan which was adopted by the Company's Board of Directors on July 11, 2002.

(2) Subject to approval by the Company's stockholders on or before July 10, 2003, amending the Company's 1998 Stock Option Plan which was adopted by the Company's Board of Directors on July 11, 2002.



ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------

         The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth elsewhere herein. The discussion of the results from operations includes only the Company's continuing operations.

          BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation and storage. The Company believes that HypoThermosol and CryoStor products it is selling today are a significant step forward in meeting these needs.

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

         The Company currently markets its HypoThermosol line of solutions directly and through a distributor to companies and labs engaged in pre-clinical research, and to academic institutions.

          On June 25, 2002, the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, California-based Endocare, Inc. In the transaction, the Company transferred ownership of all of its cryosurgical installed base, inventory and related intellectual property in exchange for $2.2 million in cash and 120,022 shares of Endocare restricted common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates estimates including those related to bad debts, inventories, fixed assets, intangible assets, income taxes, restructuring costs, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company's judgments on the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001


         REVENUE. Revenue for the year ended December 31, 2002 increased $426,519 or 101%, to $848,791, compared to $422,272 for the year ended December 31, 2001. The increase in revenue is attributable to higher revenues from grants, which increased to $641,825 in 2002, compared to $356,912 in the year-ago period, the direct result of additional grant awards, the execution of several new research contracts, which resulted in an increase in corporate consulting revenue, and the introduction in 2002 of our line of hypothermic preservation solutions.

         COST OF PRODUCT SALES. For the year ended December 31, 2002, cost of product sales increased to $25,646, compared to $2,455 for the year ended December 31, 2001. This increase was the result of all of the Company's product inventory that was utilized in research and development activities.

         RESEARCH AND DEVELOPMENT. Expenses relating to research and development for the year ended December 31, 2002 increased $119,242, or 23%, to $644,798, compared to $525,556 for the year ended December 31, 2001. The increase in research and development expense was due to several factors relating to increased research and development activity, including depreciation expense and legal costs relating to patent applications. Higher headcount in 2002 also increased salary expense and the related employee travel expenditures as research and development personnel presented papers at scientific conferences around the United States. These higher research and development expenses were offset by lower consulting fees, as more development work was brought in-house.

         SALES AND MARKETING. For the year ended December 31, 2002, sales and marketing expense increased $32,549, or 107%, to $62,988, compared to $30,439 for the year ended December 31, 2001. The increase in sales and marketing expense was due to greater sales and marketing-related activity, including the commercial release of the Company's HypoThermosol product line, as well as higher tradeshow attendance costs and higher consulting fees. This increase in sales and marketing expense was offset by slightly lower salary expense compared to the year ago period, as a result of a lower average head count over the entire year.

         GENERAL AND ADMINISTRATIVE EXPENSE. For the year ended December 31, 2002, general and administrative expense increased $593,617 to $735,470, compared to $141,853 for the year ended December 31, 2001. This increase was due to the shift in the burden of general and administrative expense to the Company's continuing operations from discontinued operations. As a result of this shift, the Company experienced significantly higher salary and related benefits expense, as well as higher travel, legal and accounting expense.

         DISCONTINUED OPERATIONS. On June 25, 2002, all of the cryosurgical assets, including customer receivables, inventory, fixed assets and intangible assets related to the cryosurgical business, were sold to Endocare for a combination of cash and common stock of the purchaser. For the year ended December 31, 2002 loss from the operations of cryosurgical assets was $(1,572,207) compared to a loss of $(4,131,456) for the year ended December 31, 2001. For the year ended December 31, 2002, the gain on disposal of cryosurgical assets, net of assets sold at cost, was $2,426,109.

         OPERATING EXPENSES AND NET INCOME. For the year ended December 31, 2002, operating expenses increased $768,599 to $1,468,902, compared to $700,303 for the year ended December 31, 2001. The Company reported net income of $215,876 for the year ended December 31, 2002, compared to a net loss of $(4,410,257) for the year ended December 31, 2001. The Company's reported net income/(loss) for the years ended December 31, 2002 and 2001, includes results from discontinued operations and the gain on disposal of cryosurgical assets.


         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company had cash and cash equivalents of $67,118, compared to cash and cash equivalents of $286,105 at December 31, 2001. At December 31, 2002, the Company had a working capital deficit of $(711,965), compared to a working capital deficit of $(614,626) at December 31, 2001. The reduction in the Company's cash and working capital position compared to December 31, 2001 was due to sale of the Company's cryosurgical assets in 2002, and subsequent write-down of securities received in the sale, and was partially offset by net income for the year ended December 31, 2002.

         In order to continue its operations, the Company will need to secure funding in the immediate short term. In this respect, the Company is currently involved in litigation against Endocare, Inc., seeking to recover damages that it believes it suffered when Endocare failed to register its common shares that the Company received in the sale of the Company's cryosurgical assets in June 2002. In addition to this litigation, the Company is also pursuing other financing initiatives, including the sale of equity securities, the issuance of debt, or other alternatives. The Company can make no assurances that it will be successful in either its litigation against Endocare, or in raising capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Other arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products, marketing territories or other assets. The failure to raise capital when needed will have a significant negative effect on the Company's financial condition and may force the Company to curtail or cease its activities.

         Capital expenditures related to continuing operations, totaled $87,387 for the year ended December 31, 2002, compared to $121,711 for the year ended December 31, 2001.

         In March 2002, the Company borrowed $250,000 represented by a 12-month promissory note agreement. In connection with this debt, the Company issued warrants to purchase one million shares of the Company's Common Stock at $0.25 per share. The payment of this note was extended to April 10, 2003. The Company is currently negotiating another extension to the promissory note. Also in March 2002, the Company entered into a promissory note with a vendor of the Company in the amount of $200,824 payable in $10,000 monthly installments, without interest, until the principal amount is paid in full. In May 2002, the Company borrowed an aggregate of $115,000 under 12-month promissory note agreements. In connection with this debt, the Company issued warrants to purchase 460,000 shares of the Company's common stock at $0.25 per share. The Company has repaid the $115,000 12-month promissory notes, and has also repaid $105,000 of the vendor promissory note.

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

         The risks presented below may not be all of the risks the Company may face. These are the factors that the Company believes could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on the Company's business and financial performance. The industry that the Company competes in is very competitive and changes rapidly. Sometimes new risks emerge and management may not be able to predict all of them or how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

         THE COMPANY REQUIRES FUNDING TO ENSURE ITS SHORT TERM VIABILITY.

         In order to continue its operations, the Company will need to secure funding in the immediate short term. In this respect, the Company is currently involved in litigation against Endocare, Inc., seeking to recover damages that it believes it suffered when Endocare failed to register its common shares that the Company received in the sale of the Company's cryosurgical assets in June 2002. In addition to this litigation, the Company is also pursuing other financing initiatives, including the sale of equity securities, the issuance of debt, or other alternatives. The Company can make no assurances that it will either be successful in its litigation against Endocare, or in raising capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Other arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products, marketing territories or other assets. The failure to raise capital when needed will have a significant negative effect on the Company's financial condition and may force the Company to curtail or cease its activities.

         THE COMPANY IS CURRENTLY INVOLVED IN LITIGATION, WHICH IS EXPENSIVE AND MAY NOT RESULT IN A FAVORABLE OUTCOME.

         The Company is involved in litigation with Endocare. The Company is claiming damages relating to the drop in value of part of the consideration that the Company received in the sale of its cryosurgical assets to Endocare. There can be no assurance that the Company will prevail in this litigation, or that the Company will reach a settlement with Endocare. Litigation, and in particular the trial phase of litigation, is expensive. Without additional financing, there can be no assurance that the Company will be able to support its litigation efforts, or that it will be successful.

         THE COMPANY HAS A HISTORY OF LOSSES AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

         The Company has incurred annual operating losses since inception, and expects to continue to incur operating losses because new products will require substantial development, clinical, regulatory, manufacturing, marketing and other expenditures. For the fiscal years ended December 31, 2002 and December 31, 2001, the Company had net income of $215,876 and a net loss of $4,410,257, respectively. However, the 2002 net income can be offset by the write-off of the Endocare securities in the amount of $1,434,263. As of December 31, 2002, the Company's accumulated deficit was $37,495,108. The Company may not be able to successfully develop or commercialize its current or future products, achieve significant revenues from sales, or achieve or sustain profitability. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure and obtaining additional financing adequate to fulfill its research and development activities to continue refining its existing products and developing and commercializing new products.

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

         THERE IS UNCERTAINTY SURROUNDING THE COMPANY'S ABILITY TO SUCCESSFULLY COMMERCIALIZE ITS PRESERVATIVE SOLUTIONS.

         The Company's growth depends, in part, on its continued ability to successfully develop, commercialize and market the Company's HypoThermosol preservative solutions. Even in markets that do not require the Company to undergo clinical trials and obtain regulatory approvals, the Company's line of HypoThermosol preservative solutions will not be used unless they present an attractive alternative to competitive products and the benefits and cost savings achieved through their use outweigh the cost of the solutions. The Company believes that recommendations and endorsements of physicians will be essential for market acceptance of the HypoThermosol product line.

            THE SUCCESS OF THE COMPANY'S HYPOTHERMOSOL PRESERVATIVE SOLUTIONS IS DEPENDANT, IN PART, ON THE COMMERCIAL SUCCESS OF NEW CELL AND GENE THERAPY TECHNOLOGY.

            The Company is developing preservative media for, and marketing its HypoThermosol preservative solutions to, biotechnology companies and research institutions engaged in research and development of cell, gene and tissue reengineering therapy. Although the Company, as a component supplier, may not be subject to the same formal prospective, controlled clinical-trials to establish safety and efficacy, and to substantial regulatory oversight by the FDA and other regulatory bodies, with respect to the commercialized end products or therapies developed by these biotechnology companies and research institutions, the development of these therapies are years away from commercialization, and demand, if any, for the HypoThermosol preservative solutions in these markets, is expected to be limited for several years.

            THE COMPANY FACES SIGNIFICANT COMPETITION.

         The Company faces competition in the markets for its HypoThermosol preservation solution from several much larger companies, including Organ Recovery Systems, Inc., which is developing low temperature technologies for the preservation and transportation of tissue and Barr Laboratories, Inc., which is selling Viaspan, the organ preservation solution, under license from DuPont Pharmaceuticals Company. SangStat Medical Corporation has also developed a preservation medium for use for cardiac transplantation in the U.S.

         Many of the Company's competitors are significantly larger than the Company and have greater financial, technical, research, marketing, sales, distribution and other resources than the Company. Additionally, the Company believes there will be intense price competition with respect to the Company's products. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any that are being developed or marketed by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing, or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations. Further, even if the Company is able to compete successfully, there can be no assurance that it could do so in a profitable manner.

            THE COMPANY'S SUCCESS WILL DEPEND ON ITS ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

            In order to execute its business plan, the Company must attract, retain and motivate highly qualified managerial, technical and sales personnel. If the Company fails to attract and retain skilled scientific and sales personnel, the Company's research and development and sales efforts will be hindered. The Company's future success depends to a significant degree upon the continued services of key management personnel, including John G. Baust, Ph.D., the Company's President and Chief Executive Officer. Although Dr. Baust is subject to an employment agreement, he is not covered by a life insurance policy naming the Company as beneficiary. If the Company does not attract and retain qualified personnel it will not be able to achieve its growth objectives.

         IF THE COMPANY FAILS TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, THE COMPANY'S COMPETITORS MAY TAKE ADVANTAGE OF ITS IDEAS AND COMPETE DIRECTLY AGAINST IT.

         The Company's success will depend to a significant degree on its ability to secure and protect intellectual proprietary rights and enforce patent and trademark protections relating to the Company's technology. While the Company believes that the protection of patents and trademarks is important to its business, the Company also relies on a combination of copyright, trade secret, nondisclosure and confidentiality agreements, know-how and continuing technological innovation to maintain its competitive position. From time to time, litigation may be advisable to protect its intellectual property position. However, these legal means afford only limited protection and may not adequately protect the Company's rights or permit it to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that the Company will not have sufficient resources to fully pursue litigation or to protect the Company's intellectual property rights. This could result in the rejection or invalidation of the Company's existing and future patents.

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

         BECAUSE THE BIOTECHNOLOGY INDUSTRY IS LITIGIOUS, THE COMPANY MAY BE SUED FOR ALLEGEDLY VIOLATING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

         The medical technology industry in the past has been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. In addition, many medical device companies have used litigation against emerging growth companies as a means of gaining a competitive advantage.

         Should third parties file patent applications or be issued patents claiming technology claimed by the Company in pending applications, the Company may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine the relative priorities of its inventions and the third parties' inventions. The Company could also be required to participate in interference proceedings involving its issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require the Company to cease using the technology or to license rights from prevailing third parties. Third parties may claim that the Company is using their patented inventions and may go to court to stop the Company from engaging in its normal operations and activities. These lawsuits are expensive to defend and conduct and would also consume and divert the time and attention of the Company's management. A court may decide that the Company is infringing on a third party's patents and may order the Company to cease the infringing activity. The court could also order the Company to pay damages for the infringement. These damages could be substantial and could harm the Company's business, financial condition and operating results. If the Company is unable to obtain any necessary license following an adverse determination in litigation or in interference or other administrative proceedings, the Company would have to redesign its products to avoid infringing a third party's patent and temporarily or permanently discontinue manufacturing and selling some of its products. If this were to occur, it would negatively impact future sales.

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

            THE COMPANY IS DEPENDANT ON OUTSIDE SUPPLIERS FOR ALL OF ITS MANUFACTURING SUPPLIES.

            The Company relies on outside suppliers for all of its manufacturing supplies, parts and components. Although the Company believes it could develop alternative sources of supply for most of these components within a reasonable period of time, there can be no assurance that, in the future, its current or alternative sources will be able to meet all of the Company's demands on a timely basis. Unavailability of necessary components could require the Company to re-engineer its products to accommodate available substitutions which would increase costs to the Company and/or have a material adverse effect on manufacturing schedules, products performance and market acceptance.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page Number


Independent Auditor's Report                                              F-1

Consolidated Balance Sheets                                               F-2

Consolidated Statements of Operations                                     F-3

Consolidated Statements of Comprehensive Loss                             F-4

Consolidated Statements of Stockholders' Equity (Deficiency)              F-5

Consolidated Statements of Cash Flows                                     F-6

Notes to Consolidated Financial Statements                             F7-F20

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of BioLife Solutions, Inc. (Formerly Cryomedical Sciences, Inc.)
Binghamton, New York

We have audited the accompanying Consolidated Balance Sheets of BioLife Solutions, Inc. (Formerly Cryomedical Sciences, Inc.) and Subsidiary as of December 31, 2002 and 2001, and the related Consolidated Statements of Operations, Comprehensive Loss, Stockholders' Equity (Deficiency) and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioLife Solutions, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has been unable to generate sufficient income from operations in order to meet its operating needs and may not have sufficient liquidity to meet its financial obligations in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARONSON & COMPANY

Rockville, Maryland
March 31, 2003


                       BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                                              CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,           December 31,
                                                                                      2001                   2002
                                                                              ---------------------  ---------------------
         Assets
         ------
         Current assets
              Cash and cash equivalents                                       $            286,105   $             67,118
              Receivables, net of allowance for doubtful accounts of $26,970
              at December 31, 2001                                                          54,043                 44,666
              Inventories                                                                  487,858                     --
              Loan financing costs, net of accumulated amortization of
              $128,876 at December 31, 2002                                                     --                 25,753
              Prepaid expenses and other current assets                                     23,192                 18,595
                                                                                 ------------------     ------------------
                   Total current assets                                                    851,198                156,132
                                                                                 ------------------     ------------------
         Property and equipment

               Leasehold improvements                                                       16,783                     --
               Furniture and computer equipment                                            190,939                 31,266
               Manufacturing and other equipment                                         2,385,185                177,831
                                                                                 ------------------     ------------------
         Total                                                                           2,592,907                209,097
               Less: Accumulated depreciation and amortization                          (2,138,614)               (51,383)
                                                                                 ------------------     ------------------
         Net property and equipment                                                        454,293                157,714
         Intangible assets, net                                                            471,099                     --
                                                                                 ------------------     ------------------
         Total assets                                                         $          1,776,590   $            313,846
                                                                                 ==================     ==================

         Liabilities and Stockholders' Equity (Deficiency)
         -------------------------------------------------
         Current liabilities
              Accounts payable                                                $          1,000,027   $            171,666
              Accrued expenses                                                             278,490                105,801
              Accrued salaries                                                             187,307                244,806
              Notes payable                                                                     --                345,824
                                                                                 ------------------     ------------------
                    Total current liabilities                                            1,465,824                868,097
                                                                                 ------------------     ------------------
         Commitments and contingencies

         Stockholders' equity (deficiency)
              Preferred stock, $.001 par value per share;
               1,000,000 authorized, 12,000 shares issued and outstanding                       12                     12
              Common stock, par value $.001 per share;
               25,000,000 shares authorized, 12,413,209 shares
                issued and outstanding                                                      12,413                 12,413
              Additional paid-in capital                                                38,009,325             38,362,695
              Accumulated deficit                                                      (37,710,984)           (37,495,108)
              Accumulated other comprehensive loss                                              --             (1,434,263)
                                                                                 ------------------     ------------------

         Total stockholders' equity (deficiency)                                           310,766              (554,251)
                                                                                 ------------------     ------------------

         Total liabilities and stockholders' equity (deficiency)              $          1,776,590   $            313,846
                                                                                 ==================     ==================

         The accompanying Notes to Financials Statements are an integral part of these financial statements

                             BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Year ended
                                                                                       December 31,
                                                                        -------------------------------------------
                                                                               2001                   2002
                                                                               ----                   ----
    Revenue
        Grant revenue                                                   $          356,912      $          641,825
        Services and other                                                          65,360                 206,966
                                                                         ------------------      ------------------

   Total revenue                                                                   422,272                 848,791
                                                                         ------------------      ------------------
   Operating expenses
        Research and development                                                   525,556                 644,798
        Sales and marketing                                                         30,439                  62,988
        Product sales                                                                2,455                  25,646
        General and administrative                                                 141,853                 735,470
                                                                         ------------------      ------------------
   Total expenses                                                                  700,303               1,468,902
                                                                         ------------------      ------------------

   Operating loss                                                                 (278,031)               (620,111)
                                                                         ------------------      ------------------
    Other income (expense)
        Interest income                                                                 --                     835
        Interest expense                                                              (770)                (18,750)
                                                                         ------------------      ------------------
    Total other income (expense)                                                      (770)                (17,915)
                                                                         ------------------      ------------------
   Loss from continuing operations before (benefit)
        provision for income taxes                                                (278,801)               (638,026)
   Provision (benefit) for income taxes                                          1,594,742                (329,606)
                                                                         ------------------      ------------------

   Loss from continuing operations                                              (1,873,543)               (308,420)
                                                                         ------------------      ------------------
   Discontinued operations
            Loss from discontinued operations, net of tax benefit of
            $1,594,742 and $606,872 in 2001 and 2002, respectively              (2,536,714)               (965,335)
            Gain on disposition of cryosurgical assets, net of tax of
            $936,478                                                                    --               1,489,631
                                                                         ------------------      ------------------
    Total discontinued operations                                               (2,536,714)                524,296
                                                                         ------------------      ------------------

    Net (loss) income                                                   $       (4,410,257)     $          215,876
                                                                         ==================      ==================
    Basic and diluted net (loss) income per common share:
             Loss from continuing operations                            $            (0.15)     $            (0.02)
             Loss from discontinued operations                                       (0.21)                  (0.08)
             Gain on disposition of cryosurgical assets                                 --                    0.12
                                                                         ------------------      ------------------

   Total basic and diluted net (loss) income per common share           $            (0.36)     $             0.02

                                                                         ==================      ==================
   Basic and diluted weighted average common shares used to compute
   net (loss) income per share                                                  12,413,209              12,413,209
                                                                         ==================      ==================

         The accompanying Notes to Financials Statements are an integral part of these financial statements



                     BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS




                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                 ---------------------------------------
                                                                        2001                 2002
                                                                 -------------------    ----------------
 Net (loss)  income                                                   $  (4,410,257)       $    215,876
 Unrealized  loss on marketable securities                                       --          (1,434,263)
                                                                 -------------------    ----------------

 Comprehensive (loss)                                                 $  (4,410,257)       $ (1,218,387)
                                                                 ===================    ================
















         The accompanying Notes to Financials Statements are an integral part of these financial statements



                           BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                           Convertible                                  Accumulated     Total
                                        Common stock     Preferred Stock    Additional                     Other     stockholders'
                                     ----------------   -----------------    paid-in     Accumulated  Comprehensive    equity
                                     Shares    Amount   Shares     Amount    capital       deficit          Loss      (deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001         12,413,209   $12,413        --  $   --  $ 36,916,868  $(33,300,727) $        --     $ 3,628,554

Issuance of Series F
Convertible  Preferred Stock             --        --    12,000      12     1,068,871            --           --       1,068,883

Issuance of warrants and
  options for consulting
  and professional services              --        --        --      --        23,586            --           --          23,586

Net loss                                 --        --        --      --            --    (4,410,257)          --      (4,410,257)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001       12,413,209    12,413    12,000      12    38,009,325   (37,710,984)          --         310,766

Issuance of warrants and
  options for consulting
  and professional services              --        --        --      --       198,741            --           --         198,741

Issuance of warrants for loan
  financing costs                        --        --        --      --       154,629            --           --         154,629

Unrealized loss on marketable
securities                               --        --        --      --            --            --   (1,434,263)     (1,434,263)

Net income                               --        --        --      --            --       215,876           --         215,876
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002       12,413,209  $ 12,413    12,000  $   12  $ 38,362,695  $(37,495,108) $(1,434,263)    $  (554,251)
===================================================================================================================================

         The accompanying Notes to Financials Statements are an integral part of these financial statements

                                   BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Year ended December 31,
                                                                                                2001                  2002
                                                                                          ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)  income                                                                  $       (4,410,257)   $         215,876
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH USED BY OPERATING ACTIVITIES:
      Gain on disposition of cryosurgical assets, net                                                    --           (2,426,109)
      Loss from discontinued operations                                                           4,131,456            1,572,207
      Depreciation                                                                                   11,379               40,004
      Amortization of loan financing costs                                                               --              128,876
      Write-down of inventory                                                                            --               25,685
      Allowance for bad debts                                                                        19,796                   --
      Issuance of warrants and options for consulting and professional services                          --              198,741
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS FROM DISPOSITION OF
CRYOSURGICAL ASSETS:
      (INCREASE) DECREASE IN:
         Accounts receivable                                                                        (37,887)             (20,731)
         Prepaid and other current assets                                                           (23,192)             (18,595)
         Accounts payable                                                                            98,900               80,715
      INCREASE (DECREASE) IN:
         Accrued expenses                                                                           273,770             (218,870)
         Accrued salaries                                                                           (55,829)              57,499
                                                                                          ------------------    -----------------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                         8,316             (364,702)
CASH USED BY DISCONTINUED OPERATIONS                                                             (2,650,842)          (2,312,722)
                                                                                          ------------------    -----------------
NET CASH USED BY OPERATING ACTIVITIES                                                            (2,642,706)          (2,677,424)
                                                                                          ------------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of cryosurgical assets                                                           --            2,200,000
     Purchase of property and equipment by discontinued operations                                 (157,615)                  --
     Purchase of property and equipment                                                            (121,711)             (87,387)
                                                                                          ------------------    -----------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                                   (279,326)           2,112,613
                                                                                          ------------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                                         --              565,824
     Principal payments on notes payable                                                            (10,858)            (220,000)
     Issuance of preferred stock                                                                  1,068,883                   --
                                                                                          ------------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         1,058,025              345,824
                                                                                          ------------------    -----------------

Net decrease in cash                                                                             (1,864,007)            (218,987)
Cash at beginning of year                                                                         2,150,112              286,105
                                                                                          ------------------    -----------------
Cash at end of year                                                                      $          286,105    $          67,118
                                                                                          ==================    =================

SUPPLEMENTAL CASH FLOW INFORMATION:
       Actual cash payments for:
       Interest                                                                          $           41,662    $           1,673
                                                                                          ==================    =================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Marketable securities received from disposition of cryosurgical assets            $               --    $       1,434,263
                                                                                          ==================    =================
       Warrants issued for payment of loan financing costs                               $               --    $         154,629
                                                                                          ==================    =================

         The accompanying Notes to Financials Statements are an integral part of these financial statements

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Incorporated in 1998 as a wholly owned subsidiary of Cryomedical Sciences, Inc. ("Cryomedical"), BioLife Solutions, Inc. ("BioLife" or the "Company") develops, manufactures and markets low temperature technologies for use in preserving and prolonging the viability of cellular and genetic material for use in cell therapy and tissue engineering. The Company's patented HypoThermosol(R) platform technology is used to provide customized preservation solutions designed to significantly prolong cell, tissue and organ viability. These solutions, in turn, could improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation. The Company currently markets its HypoThermosol line of solutions directly and through a distributor to companies and labs engaged in pre-clinical research, and to academic institutions.

         In May 2002, Cryomedical implemented a restructuring and recapitalization program designed to shift its focus away from cryosurgery towards addressing preservation and transportation needs in the biomedical marketplace. On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare, Inc., a public company. In the transaction, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2.2 million in cash and 120,022 shares of Endocare restricted common stock. In conjunction with the sale of Cryomedical's cryosurgical assets, Cryomedical's Board of Directors also approved merging BioLife into Cryomedical and changing its name to BioLife Solutions, Inc. In September 2002, Cryomedical changed its name to BioLife Solutions, Inc. and began to trade under the new ticker symbol, "BLFS" on the OTCBB.

         In 2001, BioLife was awarded a research grant from the National Institute of Health (the "NIH") for $804,014, titled, "Apoptosis Intervention in Cell and Organ Preservation." A portion of the funds from this grant were recognized in 2002, matching research related to this grant carried out in 2002. Additional funds from this grant are expected to be recognized in 2003. Also, in 2001 the Company received a research grant from the National Institute of Health
(NIH) for $100,000 titled, "Treating Cancer of the Gastro Intestinal Tract Using Cryomolecular Biology." Funds from this grant were recognized in 2002, matching the period in which research on this project was carried out. Furthermore, the Company was awarded a grant from NIH for $100,000 titled, "Pro/Anti-Apoptotic Grant." A portion of the funds from this grant was recognized in 2002, and additional amounts are expected to be recognized in 2003. Total grant revenue recognized during the years ended December 31, 2002 and 2001 totaled $641,825 and $356,912, respectively.

         PRINCIPLES OF CONSOLIDATION: The 2001 financial statements include the accounts of Cryomedical and its then wholly owned subsidiary BioLife. The 2002 financial statements include accounts of the surviving entity after the restructuring and reorganization which took place in 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.


         NET INCOME (LOSS) PER SHARE: Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares plus dilutive common stock equivalents outstanding during the period. Anti-dilutive common stock equivalents are excluded. Common stock equivalents are stock options, warrants and convertible preferred stock.

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         LOAN FINANCING COSTS: Loan financing costs are amortized on a straight-line basis over the 12-month life of the related debt (See Note 7).

         FIXED ASSETS: Furniture and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the lesser of the life of the asset or the remaining term of the lease.


         REVENUE RECOGNITION: The Company recognizes revenue on cost plus fixed fee type of grant funds received from various government agencies in the same period that expenses relating to the grants are incurred by the Company. Revenue from sales of products under the discontinued Cryosurgical operations is recognized at the time of shipment.


         INCOME TAXES: The Company accounts for income taxes using an asset and liability method which generally requires recognition of deferred tax assets and liabilities for the expected future tax effects of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of differences between tax bases of assets and liabilities, and financial reporting amounts, based upon enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. The Company evaluates the likelihood of realization of deferred tax assets and provides an allowance where, in management's opinion, it is more likely than not that the asset will not be realized.

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


         STOCK-BASED COMPENSATION: The Company accounts for stock-based compensation, including stock options granted under its Employee Stock Option Plans, using the intrinsic value method prescribed in APB No. 25 "Accounting for Stock Issued to Employees", and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation".

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

                                                                            2001                  2002
                                                                    -------------------------------------------
(Loss) income, as reported                                          $     (4,410,257)     $       215,876
Compensation expense based on fair value, net of related tax
  effects                                                                     85,880               80,225
---------------------------------------------------------------------------------------------------------------
PRO FORMA NET (LOSS) INCOME                                         $     (4,496,137)     $       135,651
===============================================================================================================

Basic and diluted net (loss) income per share
         As reported                                                $          (0.36)     $          0.02
===============================================================================================================

         Pro forma                                                  $          (0.36)     $          0.01
===============================================================================================================

         The fair value of each option/warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 2002 and 2001: expected volatility of 95 and 93 percent, respectively; expected dividend yield of 0%; risk-free interest rate of 4.5 and 5.0 percent, respectively; and expected lives of ten years.

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of the financial instruments included in the consolidated financial statements, except as otherwise discussed in the notes to financial statements, approximates their carrying value.

         BUSINESS SEGMENTS: As described above, the Company's activities are directed at the fields hypothermic solutions. As of December 31, 2002 this is the Company's only business segment.

         RECLASSIFICATIONS: Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.


         RECENT PRONOUNCEMENTS: In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement No. 4 (and Statement No. 64, as it amends Statement No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements No. 4 and No. 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13, although early adoption is permitted. The Company does not expect this change to have an impact on its financial statements when adopted.

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In June 2002 the FASB adopted FASB Statement No. 146 (SFAS 146), "Accounting for Exit or Disposal Activities", effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of FAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The Company does not expect the implementation of this standard will have an impact on its financial statements when adopted.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The Company has included the disclosures required in accordance with SFAS No. 148 in Note 1.


         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company does not expect the implementation of this standard will have an impact on the Company's financial statements when adopted.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. This Interpretation is not expected to have any effect on the Company's accounting practices or financial reporting since its activities do not include investments in such entities.

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       FINANCIAL CONDITION

         At December 31, 2002, the Company had a deficiency in stockholders' equity of $554,251 and a working capital deficiency of $711,965. The Company has been unable to generate sufficient income from operations in order to meet its operating needs. In addition, the Company has approximately $346,000 in debt maturing in 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         In order to continue its operations, the Company will need to secure funding in the immediate short term. In this respect, the Company is currently involved in litigation against Endocare, Inc., seeking to recover damages that it believes it suffered when Endocare failed to register its common shares that the Company received in the sale of the Company's cryosurgical assets in June 2002. In addition to this litigation, the Company is also pursuing other financing initiatives, including the sale of equity securities, the issuance of debt, and other alternatives. The Company can make no assurances that it will either be successful in its litigation against Endocare, or in raising capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Other arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products, marketing territories or other assets. The failure to raise capital when needed will have a significant negative effect on the Company's financial condition and may force the Company to curtail or cease its activities.

         These financial statements assume that the Company will be able to continue as a going concern. If the Company is unable to continue as a going concern, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

3.       SALE OF CRYOSURGICAL ASSETS

         On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, California-based Endocare, Inc. In the transaction, which was originally announced on May 29, 2002, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2,200,000 in cash and 120,022 shares of restricted Endocare common stock (valued at $1,434,263 on June 25, 2002). There is currently litigation between the companies (see Note 12).

         Net sales of discontinued operations for the years ended December 31, 2002 and 2001, were $128,419 and $921,744, respectively, and are included in the loss from discontinued operations in the accompanying Statements of Operations. Operating results of the cryosurgical operations totaled $1,572,207 and $4,131,456 for the years ended December 31, 2002 and 2001, are shown separately in the accompanying Statements of Operations net of the related tax effects. The Company recorded a gain on sale of cryosurgical assets of $2,426,109 during the year ended December 31, 2002.

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Cryosurgical assets sold in the transaction with Endocare consisted of the following (all assets are shown at their estimated net realizable value):

                                                                                June 25,       December 31,
                                                                                  2002             2001
                                                                            ----------------------------------
                   Accounts receivable                                      $        42,660   $        30,108
                   Inventory                                                        438,606           487,858
                   Other current assets                                              18,604            23,192
                   Fixed assets, net                                                254,361           343,961
                   Intangible assets, net                                           453,923           471,099
                   -------------------------------------------------------------------------------------------

                   Net assets sold                                          $     1,208,154
                   ==========================================================================

4.       INVENTORIES

         Inventories consist of the following at December 31, 2001:

                   Raw materials and purchased parts                        $       268,768
                   Finished goods                                                   219,090
                   --------------------------------------------------------------------------

                   Total                                                    $       487,858
                   ==========================================================================

         All inventory was sold in 2002 (See Note 3).

5.       MARKETABLE SECURITIES

         The Company classifies its marketable securities as "available-for-sale" as defined under Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2002, the Company's marketable securities consisted of 120,022 shares of Endocare restricted common stock that were received in connection with the sale of Cryosurgical assets (See Note 3). Pursuant to the terms of the sale, Endocare was required to have filed a registration statement with the SEC covering the sale of the shares by September 22, 2002, thereby removing the restriction. To date, no such registration statement has been filed. The Company is seeking the legal remedies available to it in connection with such failure to file the registration statement (See Note 12). Given the lack of marketability due to the restriction, the uncertainty of pending litigation against Endocare and the significant decline of Endocare's stock price, the Company considers the securities to have zero value at December 31, 2002, and has recorded an unrealized loss of $1,434,263 in the Statement of Comprehensive Loss for the year then ended.

6.       INTANGIBLE ASSETS

         The Company perfected its rights to a patent on the cryoprobe during 1999. Legal and other costs associated with this action were capitalized and were being amortized on a straight-line basis over the remaining life of the patent of 168 months. Intangible assets at December 31, 2001 are as follows:

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              Patent                                          $       558,954
              Less:  Accumulated amortization                         (87,855)
              -----------------------------------------------------------------

              Intangible assets, net                          $       471,099
              =================================================================

         The patent was sold during 2002 (See Note 3).


7.       NOTES PAYABLE


         At December 31, 2002, notes payable consisted of the following:

              Note payable to a stockholder, unsecured, bearing
                interest at 10%, due March 2003.  The note
                granted a warrant to the payee to purchase
                1,000,000 shares of common stock at $0.25 per
                share, as additional consideration for the loan
                (See Note 9).                                     $    250,000


              Note payable to equipment vendor, unsecured,
                noninterest bearing, payable in monthly
                installments of $10,000, due October 2003.              95,829

              -----------------------------------------------------------------

              TOTAL NOTES PAYABLE                                 $    345,824
              =================================================================


8.       INCOME TAXES


         Income tax (benefit) expense reconciled to tax calculated at statutory rates is as follows:

                                                                          2001             2002
                                                                   ----------------------------------
              Federal taxes (benefit) at statutory rate            $    (1,499,487)  $        73,398
              State income taxes (benefit), net of federal
                 effect                                                   (202,872)            9,930
              Change in valuation allowance                              1,608,848          (111,168)
              Other                                                         93,511            27,840
              ---------------------------------------------------------------------- ----------------

              Provision for income taxes                           $            --    $           --
              ====================================================================== ================

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The components of the deferred tax asset at December 31, 2002 and 2001, are as follows:

                                                                                    2001                   2002
                                                                                --------               --------
                    Net operating loss carryforward                      $    13,352,512        $    13,241,344
                    Tax credit carryforwards                                     717,000                717,000
                    -------------------------------------------------------------------------------------------------
                                                                              14,069,512             13,958,344
                    Valuation allowance                                      (14,069,512)           (13,958,344)
                    -------------------------------------------------------------------------------------------------

                                  Net deferred tax asset                 $            -         $            -
                    =================================================================================================



         The Company provides a valuation allowance for deferred tax assets which, in its opinion, more likely than not will not be realized.


         The Company has the following net operating loss and research and development (R&D) tax credit carryforwards available at December 31, 2002:

                                                                              Net               R&D
                    Year of                                                Operating            Tax
                   Expiration                                                Losses           Credits
               -------------------------------------------------------------------------------------------
                      2004                                              $       260,000   $        20,000
                      2005                                                    1,747,000            42,000
                      2006                                                    2,523,000            88,000
                      2007                                                    4,505,000           125,000
                      2008                                                    5,893,000           150,000
                      2009                                                    1,431,000           114,000
                      2010                                                    1,562,000           145,000
                      2011                                                    5,137,000            33,000
                      2012                                                    1,570,000                --
                      2013                                                    1,425,000                --
                      2019                                                    1,234,000                --
                      2020                                                    2,849,000                --
                      2021                                                    4,168,000                --
               -------------------------------------------------------------------------------------------

               Total                                                    $    34,304,000   $       717,000
               ===========================================================================================

         In the event of a significant change in the ownership of the Company, the utilization of such loss and tax credit carryforwards could be substantially limited.

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       STOCKHOLDERS' EQUITY

         The Company has granted options and warrants to consultants and others who have provided, or will provide, services to the Company at an exercise price per share not less than the market price of the common stock on the date of grant. The expiration of such options and warrants range from one to ten years with various vesting arrangements.

         In October 2001, the Company completed a private placement of 5,000 Units, raising approximately $1,000,000. Each Unit was priced at $200.01 and consisted of two shares of Series F convertible preferred stock, convertible into 800 shares of common stock, and one warrant to purchase four hundred shares of common stock at $.375 per share, on or before October 2006. The Company retained an adviser to assist the Company in finding qualified investors to purchase the Units. The Adviser was entitled to a finder's fee equal to 10 percent of the monies received by the Company, payable in Units valued at $200.01 per Unit. The Adviser was also entitled to a cash fee of seven percent with respect to the monies received by the Company upon exercise of the warrants. The Units were placed with investors in the United States and Europe, and the sales of the Units were exempt from Registration under the Securities Act pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.

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

         The key rights of the Series F convertible preferred stock, par value $0.001, issued in the Unit financing include the following:

                Dividends - Series F preferred stockholders are entitled to annual cumulative dividends at the rate of $10.00 per share payable in the Company's common stock. The number of common shares to be issued for dividend purposes is based upon the market value of the common stock on the date such dividends are declared. No dividends were declared or paid during 2002 and 2001 on the preferred stock. The Series F preferred is adjusted for dividends paid to common stockholders so that each preferred stockholder will receive the same number of shares of common stock which the stockholder would have owned or been entitled to receive before the dividend. At December 31, 2002 and 2001, dividends in arrears on the cumulative preferred stock were $150,000 and $30,000, respectively.

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

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         In connection with the issuance of a 12-month promissory note in March 2002, the Company issued a five year warrant to purchase 1,000,000 shares of the Company's common stock at $0.25 per share. The Company recorded additional paid-in capital of $154,629 to reflect the fair market value of the warrants issued.

         In May 2002, the Company issued three separate five year warrants to purchase an aggregate of 460,000 shares of the Company's common stock at $0.25 per share in payment of professional services. The Company recorded additional paid-in capital of $48,564 to reflect the fair market value of the warrants issued.

         In connection with the sale of the Company's cryosurgical assets, as partial consideration for services rendered, the Company issued to each of Breslow & Walker, LLP, the Company's general counsel, and de Greef & Partners, LLC, a consultant for the Company, 10-year warrants to purchase 500,000 shares of the Company's common stock at $0.25 per share. The Company recorded additional paid-in capital of $139,677 to reflect the fair market value of the warrants issued and recorded a corresponding expense in the Company's statement of operations.

         During the year ended December 31, 2002, the Company recognized $10,500 of professional services expense related to options granted in prior years to non-employees based on respective vesting schedules.

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes warrant activity for the years ended December 31, 2002 and 2001:

                                                       Year Ended                     Year Ended
                                                   December 31, 2001               December 31, 2002
                                             -----------------------------------------------------------
                                                               Wgtd. Avg.                     Wgtd. Avg.
                                                                Exercise                       Exercise
                                             Shares              Price           Shares         Price
                ----------------------------------------------------------------------------------------
                Outstanding at beginning         4,002,000   $    1.40           4,024,000  $    0.82
                    of year
                Granted                          2,640,000        0.38           2,460,000       0.25
                Exercised                               --          --                  --         --
                Cancelled                       (2,618,000)      (1.25)                 --         --
                -------------------------------------------------------------------------------------------
                Outstanding at end of year       4,024,000   $    0.82           6,484,000  $    0.61
                ===========================================================================================

                Warrants exercisable at
                    year end                     4,024,000   $    0.82           6,484,000  $    0.61
                ===========================================================================================

         STOCK COMPENSATION PLANS: The Company's 1988 Stock Option Plan was approved and adopted by the Board of Directors in July 1988 and had a term of ten years. The plan expired in 1998. The options are exercisable for up to ten years from the grant date.

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During 1998, the Company adopted the 1998 Stock Option Plan. Under the plan, an aggregate of 4,000,000 shares of common stock are reserved for issuance upon the exercise of options granted under the plan. All shares reserved for issuance have been issued at December 31, 2002. During 2002, the Board of Directors approved an increase in the number of shares available for issuance to 7,500,000 shares. The increase is subject to shareholder approval on or prior to July 10, 2003. The purchase price of the common stock underlying each option may not be less than the fair market value at the date the option is granted (110% of fair market value for optionees that own more than 10% of the voting power of the Company). The options are exercisable for up to ten years from the grant date. The plan expires August 30, 2008. The following is a summary of stock option activity under the plans for 2001 and 2002, and the status of stock options outstanding and available under the plans at December 31, 2001 and 2002.

                                                      Year Ended                     Year Ended
                                                  December 31, 2001               December 31, 2002
                                            --------------------------------------------------------------
                                                              Wgtd. Avg.                     Wgtd. Avg.
                                                               Exercise                       Exercise
                                                Shares          Price          Shares          Price
               -------------------------------------------------------------------------------------------
               Outstanding at beginning        2,513,060    $    2.04          3,316,000   $    0.56
                   of year
               Granted                         2,500,000         0.25          1,550,000        0.25
               Exercised                              --           --                 --          --
               Cancelled                      (1,697,060)       (2.30)          (650,000)      (0.25)
               -------------------------------------------------------------------------------------------
               Outstanding at end of year      3,316,000    $    0.56          4,216,000   $    0.49
               ===========================================================================================

               Stock options exercisable
                   at year end                 1,341,500    $    0.99          1,607,667   $    0.88
               ============================ =============== =============== ============== ===============

The following table summarizes information about stock options outstanding at December 31, 2002:

                                                          Number          Weighted
                             Range of                   Outstanding        Average            Weighted
                             Exercise                   at December       Remaining            Average
                              Prices                     31, 2002      Contractual Life    Exercise Price
              -------------------------------------------------------------------------------------------
              $     0.25                                    3,400,000             9.05   $          0.25
                    1.25                                      781,000             5.90              1.25
                    2.50-10.63                                 35,000             2.61              7.14
              -------------------------------------------------------------------------------------------

                                                            4,216,000             8.41   $          0.49
              ===========================================================================================

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      RELATED PARTY TRANSACTIONS

         The Company incurred $204,452 and $93,786 in legal fees during the years ended December 31, 2002 and 2001, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner. For the year ended December 31, 2002, the Company also issued 500,000 warrants, exercisable at $0.25 per share, as partial consideration for services rendered by the related party. At December 31, 2001 accounts payable includes $24,654 due to the related party.

     During the year ended December 31, 2002, the Company paid $150,000 in cash and issued 500,000 warrants, exercisable at $0.25 per share, as consideration for services rendered by a consultant of the Company, in which a director and stockholder of the Company is a partner.

11.       COMMITMENTS

         LEASES: The Company leases equipment as lessee, under operating leases expiring on various dates through December 2004. The leases require monthly payments of approximately $2,800. The Company's leases for office and laboratory space expired in 2002. The Company pays SUNY (below) monthly rent in connection with its research projects.

     The following is a schedule of future minimum lease payments required under the operating leases:

         Year Ending
         December 31                                  Amount
         --------------------------------------------------------

              2003                              $        26,724
              2004                                        7,146
         --------------------------------------------------------

         Total                                  $        33,870
         ========================================================

         Rental expense for facilities and equipment operating leases for the years ended December 31, 2002 and 2001, totaled $86,251 and $137,752, respectively.

         EMPLOYMENT AGREEMENT: The Company has executed employment agreements with its key employees which expire on various dates through October 2004. The agreements provide for certain minimum compensation per month and incentive bonuses at the discretion of the Board of Directors. The officers also received incentive stock options to purchase shares of the Company's common stock.


         OTHER: In March 1999, BioLife signed an Incubator Licensing Agreement with State University of New York (SUNY) whereby BioLife will conduct research and development in the field of cryogenic science and in particular solution technology. The Company will pay the University $1,005 per month during the term of the License, which is reviewed annually, and all inventions conceived as a result of these research and development efforts will belong to BioLife.

  BIOLIFE SOLUTIONS, INC. (FORMERLY CRYOMEDICAL SCIENCES, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      LITIGATION


         The Company is currently involved in a lawsuit against Endocare, Inc., arising out of Endocare's failure to register 120,022 shares of its stock (the "Stock") as part of the transaction by which the Company sold its cryosurgical assets to Endocare in a transaction that closed on June 24, 2002 (See Note 3). In the lawsuit, the Company is claiming damages of $1,648,935, comprising the proceeds that could have been realized had Endocare properly registered the Stock within the time frame set forth in the Registration Rights Agreement entered into between the parties. Endocare filed an answer and counterclaim, seeking damages of over $5,000,000 as a result of various alleged breaches by the Company of the Asset Purchase Agreement entered into between the parties. Trial in this matter began on March 31, 2003 and concluded on April 3, 2003. As of the date of this Form 10-KSB, the presiding judge has not yet declared a verdict. The Company is confident of the merits of its claims (and the merits of its defenses to Endocare's counterclaims) and intends to prosecute the case vigorously. However, there can be no guarantee that the Company will prevail in these matters.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The directors and executive officers of the Company are as follows:

                                            Position and Offices
Name                             Age          With the Company
----                             ---        --------------------

John G. Baust, Ph.D.              60        President, Chief
                                            Executive Officer and
                                            Director

Robert Van Buskirk, Ph.D.         58        Vice President,
                                            Business Development

Alan Rich                         56        Vice President, Sales and Marketing

Howard S. Breslow                 63        Director, Secretary

Roderick de Greef                 42        Director


         Set forth below is a biographical description of each of the directors and executive officers identified above based on information supplied by them.

         John G. Baust, Ph.D., has been President and Chief Executive Officer of the Company since June 2002. Previously he was Senior Vice President of the Company since January 1995, Chief Scientific Officer since August 1993, served as Vice President, Research and Development, of the Company from July 1990 to January 1995, and served as a consultant to the Company from April 1990 to July 1990. Dr. Baust became a director of the Company on October 13, 2000. Since 1987, Dr. Baust has also been a Professor and the Director of the Center for Cryobiological Research at State University of New York at Binghamton, and since July 1994, Dr. Baust has also been Adjunct Professor of Surgery, Medical College of Pennsylvania. From 1984 to 1987, he was a Professor and the Director of the Institute of Low Temperature Biology at the University of Houston.

         Robert Van Buskirk, Ph.D., has been Vice President of Business Development since July 2002 and was Vice President of Research and Development from 2001 to 2002. He has been a Professor at the State University of New York since 1986 and is currently Director of the Advanced Biotechnologies Center. He was a Postdoctoral Fellow at Harvard Medical School from 1983 through 1985. He has served as a consultant for a variety of companies in the past 20 years including Millipore Corporation, Corning Corporation, MatTek Corporation, Cryomedical Sciences, Inc. and BioLife Solutions Inc. He also worked for the US Army Medical Research Institute of Chemical Defense helping this organization develop protective processes to protect the troops against the harmful effects of mustard gas. He received his B.A. degree in Zoology in 1972 and Masters degree in 1975 from the University of Vermont. He subsequently received his Ph.D degree from Harvard University in Cell Biology in 1983.

         Alan Rich, has been Vice President, Sales and Marketing since November 2002. From 1999 to 2002 he was responsible for Eastern New England sales at Acuson Corporation, a diagnostic ultrasound equipment manufacturer. During 1999 he consulted with various businesses and from 1992 to 1999 held several positions at Cryomedical Sciences, Inc., the parent of BioLife, culminating in the position of Vice President Sales and Marketing. From 1987 to 1992 he was an account manager at Spacelabs, Inc. and from 1984 to 1987 was a regional sales director at U.S. Surgical Corporation. He has also held sales positions at Delta Research in Needham, MA and American Edwards Laboratories in Santa Ana, CA. He received a B.S. Education from Boston University in 1974


         Howard S. Breslow has served as a director of the Company since July 1988. He has been a practicing attorney in New York City for more than 35 years and is a member of the law firm of Breslow & Walker, LLP, New York, New York, which firm serves as general counsel to the Company. Mr. Breslow currently serves as a director of Excel Technology, Inc., a publicly-held company engaged in the development and sale of laser products; Vikonics, Inc., a non-operating publicly-held company, and Lucille Farms, Inc., a company engaged in the manufacture and marketing of dairy products.


         Roderick de Greef has served as a director of the Company since June 19, 2000. From March 2001 to present, Mr. de Greef has served as Executive Vice President, Chief Financial Officer and Secretary of Cardiac Sciences, Inc., a public company traded on NASDAQ, under the ticker "DFIB". Since 1995 Mr. de Greef has provided corporate finance advisory services to a number of early stage companies, including the Company, where he was instrumental in securing the Company's equity capital beginning in June 2000, and advising on merger and acquisition activity. From 1989 to 1995, Mr. de Greef was Vice President and Chief Financial Officer of BioAnalogics, Inc. and International BioAnalogics, Inc., publicly held, development stage medical technology companies located in Portland, Oregon. From 1986 to 1989, Mr. de Greef was Controller and then Chief Financial Officer of Brentwood Instruments, Inc., a publicly held cardiology products distribution company based in Torrance, California. Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and an M.BA. from the University of Oregon.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's executive officers, directors, and beneficial owners of more than 10% of any class of its equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 (collectively, the "Reporting Persons") are required to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities Exchange Commission. Copies of those reports also must be furnished to the Company. Based solely on a review of copies of the reports furnished to the Company, the Company believes that during the fiscal year ended December 31, 2002 all of these filing requirements have been satisfied.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer and to each of its executive officers (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 during the fiscal year ended December 31, 2002 (collectively the "Named Executive Officers").


                                                              SUMMARY COMPENSATION TABLE



                                               Annual Compensation                         Long Term Compensation
                                      -------------------------------------  --------------------------------------------------
                                                                                     Awards                       Payouts
                                                                             -------------------------    ---------------------
                                                                              Restricted
   Name and Principal         Fiscal                          Other  Annual      Stock       Options/       LTIP     All Other
       Positions              Year    Salary ($)  Bonus ($) Compensation ($)    Award(s)   SARs (#)(1)    Payouts  Compensation
------------------------    -------  -----------  --------- ---------------- -----------  ------------    -------  ------------

John G. Baust, Ph.D           2002      202,369     50,000      3,600 (2)          --      1,000,000         --          --
  President, Chief            2001      180,000         --      7,846 (2)          --             --         --          --
  Executive Officer and
  Director

J. Andrew Greuling.           2002      215,131         --      5,000 (2)          --             --         --          --
  Chairman, Chief             2001      133,754     95,000      3,570 (2)          --      1,000,000         --          --
  Executive Officer and
  Director (1)

(1) Mr. Greuling resigned as an officer and director of the Company effective July 1, 2002.
(2) Represents auto allowance

OPTION/SAR GRANTS IN YEAR-ENDED DECEMBER 31, 2002

In 2002, the Company issued options to purchase shares of Common Stock to its executive officers as follows:

                                      Number of
                                     Securities            % of Total Options/
     Name and Principal           Underlying Options/        SARs granted to          Exercise or          Expiration
          Positions                SARs granted(#)(1)    Employees in Fiscal Year   Base Price ($/sh)         Date
------------------------------   ----------------------- -------------------------- ------------------- -----------------
John G. Baust, Ph.D                   1,000,000                  64.5%                   0.25               7/1/2012
  President, Chief
  Executive Officer and
  Director

Robert Van Buskirk, Ph.D.              150,000                    9.7%                   0.25               7/1/2012
  Vice President, Business
  Development

Alan F. Rich                           400,000                   25.8%                   0.25              11/1/2012
  Vice President, Sales
  and Marketing

J. Andrew Greuling                          --                     --                      --
  President, Chief
  Executive Officer and
  Director (2)

-----------------------------------------------------

  (1) Options to acquire shares of Common Stock.
  (2) Mr. Greuling resigned as an officer and director of the Company effective July 1, 2002.


           AGGREGATED OPTION/SAR EXERCISES DURING THE 2002 FISCAL YEAR
                   AND THE 2002 FISCAL YEAR OPTION/SAR VALUES

The following table provides information related to options exercised by each of the Named Executive Officers during the 2002 fiscal year and the number and value of options held at December 31, 2002. The Company does not have any outstanding stock appreciation rights. None of the options were in the money at year ended December 31, 2002.

                                                              Number of Securities                Value of Unexercised
                                                            Underlying Unexercised                    in the money
                                                                  Options/SAR                          Options/SAR
                                                             At Fiscal Year End (#)             At Fiscal Year End ($) (1)
                                                         --------------------------           ----------------------------
                      Shares Acquired      Value
   Name               On Exercise (#)   Realized ($)     Exercisable  Unexercisable           Exercisable   Unexercisable
---------             ---------------   ------------     -----------  -------------           -----------   -------------
John G. Baust, Ph.D.         --              --              752,000   1,800,000                   --             --

Robert Van Buskirk, Ph.D.    --              --               16,667     158,333                   --             --

Alan F. Rich                 --              --                   --     400,000                   --             --

J. Andrew Greuling(2)        --              --              600,000     250,000                   --             --

-----------------------------------
(1) The closing price for the Common Stock as reported on the OTC Bulletin Board on December 31, 2002 was $0. 12. Value is calculated on the basis of the difference between the option exercise price and $0.12 multiplied by the number of shares of Common Stock underlying the option.
(2) Mr. Greuling resigned as an officer of the Company effective July 1, 2002.

EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with its President and Chief Executive Officer which expires on July 1, 2003. The agreement provides for a salary of $20,000 per month and an incentive bonus based on certain milestones, as agreed by the discretion of the Board of Directors. The officer also received a $50,000 signing bonus and ten-year incentive stock options to purchase 1,000,000 shares of common stock, which vest 200,000 on each anniversary of the grant. The agreement also provides an automobile allowance of $500 per month.

         The Company has an employment agreement with its Vice President, Business Development. The agreement, which expires July 1, 2003, provides for a salary of $12,500 per month and an incentive bonus based on certain milestones, as agreed by the discretion of the Board of Directors, and ten-year incentive stock options to purchase 150,000 shares of common stock, which vest 50,000 on each anniversary of the grant.


         The Company also has an employment agreement with its Vice President, Sales and Marketing. The agreement, which expires November 1, 2003, provides for a salary of $12,500 per month and an incentive bonus based on certain milestones, as agreed by the discretion of the Board of Directors, and ten-year incentive stock options to purchase 400,000 shares of common stock, which vest 100,000 on each anniversary of the grant.


         Each officer has executed a Proprietary Information and Inventions Agreement pursuant to which each agreed, among other things, to keep the Company's information confidential and assigned all inventions to the Company, except for certain personal inventions not related to the Company's work, whether existing or later developed.

CONSULTANTS

      At December 31, 2002, various consultants to the Company held exercisable warrants to purchase an aggregate of 1,884,000 shares of Common Stock. Consultants to the Company have either received warrants to purchase Common Stock or are entitled to cash compensation. No consultant has agreed to devote any specified amount of time to Company activities.

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


         Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 53,600 shares of Common Stock of the Company and holds options to purchase an aggregate of 1,955,000 additional shares pursuant to stock options and warrants issued to him and/or affiliates. During the period ended December 2002, Breslow & Walker, LLP billed the Company approximately $204,452 for legal fees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The following table sets forth, as of March 31, 2003, certain information regarding the beneficial ownership of Common Stock and Series F Preferred Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares thereof; (ii) each director of the Company; (iii) each named executive officer of the Company; and
(iv) all of the Company's current directors and executive officers as a group.


      Title of                         Name and Address                  Amount and Nature of          Percent of
       Class                         of Beneficial Owner                 Beneficial Ownership           Class (1)
                                                                                  (1)

---------------------      -----------------------------------------    ------------------------      --------------
Common Stock               J. Andrew Greuling                                           600,000  (2)           4.6%
                           c/o BioLife Solutions, Inc.
                           Suite 144, Science III
                           SUNY Park
                           Binghamton, NY 13902

Common Stock               John G. Baust                                                756,000  (3)           5.7%
                           c/o BioLife Solutions, Inc.
                           Suite 144, Science III
                           SUNY Park
                           Binghamton, NY 13902

Common Stock               Howard S. Breslow, Esq.                                    2,008,600  (4)          14.0%
                           c/o Breslow & Walker, LLP
                           767 Third Avenue
                           New York, NY 10017

Common Stock               Roderick de Greef                                          1,397,300  (5)          10.4%
                           c/o BioLife Solutions, Inc.
                           Suite 144, Science III
                           SUNY Park
                           Binghamton, NY 13902

Series F Preferred Stock                                                                  1,000                8.3%

Common Stock               Robert Van Buskirk                                            16,667  (6)              *
                           c/o BioLife Solutions, Inc.
                           Suite 144, Science III
                           SUNY Park
                           Binghamton, NY 13902

Common Stock               Walter Villiger                                            3,400,000  (7)          22.1%
                           Hurdnerstrasse 10
                           P.O. Box 1474 CH-8649 Hurden, Switzerland

Series F Preferred Stock                                                                  5,000               41.7%

Common Stock               Clariden Bank                                              2,000,000  (8)          14.7%
                           Claridenstrasse 26
                           Postfach 5080
                           CH-8022 Zurich, Switzerland

Series F Preferred Stock                                                                  2,000               16.7%

Common Stock               Thomas Girschweiler                                        4,248,060  (9)          26.3%
                           Wissmannstrasse 15
                           8057 Zurich, Switzerland



Series F Preferred Stock                                                                  3,450               28.8%

Common Stock               All  officers  and  directors as a group                   4,778,567  (10)         28.7%
                           (four persons)

Common Stock               All  beneficial  owners  of more than 5%                  15,207,260  (11)         53.2%
                           (six persons)

Series F Preferred Stock   All  officers  and  directors as a group                        1000                8.3%
                           (one person)

Series F Preferred Stock   All  beneficial  owners  of more than 5%                      11,450               95.4%
                           (four persons)

------------------------------------------------------------------
(1) Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the number of shares and the percentage of the outstanding shares held by a person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the person named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2) Mr. Greuling resigned as an officer and director of the Company effective July 1, 2002. Includes 600,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1998 Stock Option Plan.
(3) Includes 752,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock Option Plans.
(4) Includes 159,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock Option Plans, and 1,796,000 shares of Common Stock issuable upon the exercise of outstanding warrants, owned of record by Breslow & Walker, LLP (576,000) and B & W Investments (1,220,000), both of which are entities in which Mr. Breslow is a partner.
(5) Includes 400,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, and 739,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(6) Include 16,667 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1998 Stock Option Plan.
(7) Includes 2,000,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, and 1,000,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(8) Includes 800,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, and 400,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(9) Includes 1,380,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, and 2,330,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(10) Includes 1,527,667 shares of Common Stock issuable upon the exercise of outstanding stock options, 2,385,000 shares of Common Stock issuable under outstanding warrants, and 400,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock.
(11) Includes 927,667 shares of Common Stock issuable upon the exercise of outstanding stock options, 6,090,000 shares of Common Stock issuable under outstanding warrants, and 4,580,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The Company incurred $204,452 and $93,786 in legal fees during the years ended December 31, 2002 and 2001, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner. For the year ended December 31, 2002, the Company also issued 500,000 warrants, exercisable at $0.25 per share, as partial consideration for services rendered by the related party. At December 31, 2002 accounts payable includes $24,654 due to the related party.

During the year ended December 31, 2002, the Company paid $150,000 in cash and issued 500,000 warrants, exercisable at $0.25 per share, as consideration for services rendered by a consultant of the Company, in which a director and stockholder of the Company is a partner.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

          (a) The following documents are filed as part of this report:

              (1)  Financial Statements

                   The financial statements filed as part of this report begin on page F-1.

              (2)  Exhibits

     Exhibit
     -------
     Number                             Document
     ------                             --------
      3.1          Certificate of Incorporation, as amended. (1)

      3.2          By-Laws, and amendment, dated March 19, 1990, thereto. (1)

      4.1          Specimen of Common Stock Certificate. (1)

     10.1 Stock Option Plan, dated July 7, 1988, and amendment, dated July 19, 1989. (1)

     10.2          1998 Stock Option Plan (2)

     10.3 Employment Agreement dated July 1, 2002 between the Company and Robert Van Buskirk (3)

     10.4 Employment Agreement dated July 1, 2002 between the Company and John G. Baust (3)

     10.5 Employment Agreement dated November 1, 2002 between the Company and Alan F. Rich

     10.6 Incubator License Agreement, dated the first day of March 1999, between BioLife Technologies, Inc. (name subsequently changed to BioLife Solutions, Inc.) and The Research Foundation of the State University of New York, and extensions thereto, dated February 23, 2000 and February 7, 2001 relating to the incubator space at the State University of New York at Binghamton. (4)

     10.7          Asset Purchase Agreement dated May 26, 2002 (5)

     21            List of Subsidiaries

     99.1       Certification of Periodic Report dated April 14, 2003

              (1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended Decebmer 31, 2000.

              (2) Incorporated by reference to the Company's Definitive Proxy Statement for the special meeting of stockholders held on December 16, 1998.

              (3) Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000.

              (4) Incorporated by reference to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2002.

              (5) Incorporated by reference to the Company's current report on Form 8-K filed July 10, 2002.

          (b) Reports on Form 8-K

                There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

         Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on the evaluation, the Company's principal executive officer and principal financial officer has concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BIOLIFE SOLUTIONS, INC.


                                                 /s/ John G. Baust, Ph.D.
Date:            April 14, 2003                  ----------------------------
                                                        John G. Baust, Ph.D.
                                                        Chief Executive
                                                        Officer and Chief
                                                        Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                 /s/ John G. Baust, Ph.D.
Date:            April 14, 2003                  -------------------------------
                                                 John G. Baust, Ph.D.
                                                 Director


                                                 /s/ Roderick de Greef
Date:            April 14, 2003                  -------------------------------
                                                 Roderick de Greef
                                                 Director


                                                 /s/ Howard S. Breslow
Date:            April 14, 2003                  -------------------------------
                                                 Howard S. Breslow
                                                          Director

                                  CERTIFICATION

        I, John G. Baust, Chief Executive Officer and Chief Financial Officer of BioLife Solutions, Inc. (the "Registrant"), certify that:

        (1) I have reviewed this annual report on Form 10-KSB of the Registrant;

        (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

        (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

        (5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        (6) I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   April 14, 2003                     /s/ John G. Baust, Ph.D.
                                            ----------------------------------
                                                          John G. Baust, Ph.D.
                                                       Chief Executive Officer
                                                   and Chief Financial Officer