Form 10QSB
period 2003-03-31
BIOLIFE SOLUTIONS INC
filed 2003-05-15
CIK 834365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended March 31, 2003    Commission file number 0-18170
                               --------------                           -------


                             BIOLIFE SOLUTIONS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                               94-3076866
                --------                               ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

12,413,209 SHARES OF BIOLIFE SOLUTIONS, INC. COMMON STOCK, PAR VALUE $.001 PER SHARE, WERE OUTSTANDING AS OF MAY 14, 2003.

Transitional Small Business Disclosure Format (check one). Yes     No  X
                                                               ---    ---

                             BIOLIFE SOLUTIONS, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                                                             Page
                                                                                                              No.
                                                                                                              ---
Part I. Financial Information
         Item 1. Financial Statements:
              Balance Sheet at March 31, 2003 (unaudited)..................................................    2
              Unaudited Statements of Operations for the three-month periods ended March 31, 2003 and
              March 31, 2002...............................................................................    3
              Unaudited Statements of Cash Flows for the three-month periods ended March 31, 2003
              and March 31, 2002...........................................................................    4
              Notes to Financial Statements................................................................   5-8

         Item 2. Management's Discussion and Analysis......................................................   9-11
         Item 3. Controls and Procedures...................................................................    12
Part II. Other Information
         Item 6. Exhibits and Reports on Form 8-K..........................................................    13
         Signatures........................................................................................    14
         Certification.....................................................................................    15


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             BIOLIFE SOLUTIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                   MARCH 31,
                                                                      2003
                                                                   -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                         $    104,609
Receivables                                                             70,823
Inventories                                                              2,695
Loan financing costs, net                                               40,024
Prepaid expenses and other current assets                                7,064
                                                                  ------------
TOTAL CURRENT ASSETS                                                   225,215
                                                                  ------------
PROPERTY AND EQUIPMENT
Furniture and computer equipment                                        31,266
Manufacturing and other equipment                                      177,831
                                                                  ------------
                                                                       209,097
Less:  Accumulated depreciation and amortization                       (62,928)
                                                                  ------------
NET PROPERTY AND EQUIPMENT                                             146,169
                                                                  ------------

TOTAL ASSETS                                                      $    371,384
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable                                                  $    396,067
Accrued expenses                                                        77,447
Accrued salaries                                                       309,749
Notes payable                                                          435,824
                                                                  ------------
TOTAL CURRENT LIABILITIES                                            1,219,087
                                                                  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock, $.001 par value per share;
1,000,000 shares authorized,
12,000 shares issued and outstanding                                        12
Common Stock, $.001 par value per share; 25,000,000 shares
authorized, 12,413,209 shares issued and outstanding                    12,413
Additional paid-in capital                                          38,402,719
Accumulated deficit                                                (37,828,584)
Accumulated other comprehensive loss                                (1,434,263)
                                                                  ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                               (847,703)
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)           $    371,384
                                                                  ============

                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              QUARTER ENDED
                                                                          -----------------------
                                                                          MARCH 31,      MARCH 31,
                                                                            2002            2003
                                                                            ----            ----
REVENUE
Grant revenue                                                         $    177,710    $    100,355
Services and other                                                          42,054         127,925
                                                                      ------------    ------------
TOTAL REVENUE                                                              219,764         228,280
                                                                      ------------    ------------
OPERATING EXPENSES
Research and development                                                   125,569         176,341
Sales and marketing                                                             --          39,048
Product sales                                                                   --             601
General and administrative                                                 100,068         342,716
                                                                      ------------    ------------
TOTAL OPERATING EXPENSES                                                   225,637         558,706
                                                                      ------------    ------------
OPERATING LOSS                                                              (5,873)       (330,426)
                                                                      ------------    ------------
OTHER INCOME (EXPENSE)
Interest expense                                                                --          (6,250)
Other income                                                                    --           3,200
                                                                      ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                                                    --          (3,050)
                                                                      ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE (BENEFIT)
PROVISION  FOR INCOME TAXES                                                 (5,873)       (333,476)

(BENEFIT) PROVISION FOR INCOME TAXES                                            --              --
                                                                      ------------    ------------
LOSS FROM CONTINUING OPERATIONS                                             (5,873)       (333,476)
                                                                      ------------    ------------
DISCONTINUED OPERATIONS
  Loss from discontinued operations, net of tax benefit of $142,444
  and $ -  in 2002 and 2003, respectively                                 (378,953)             --
                                                                      ------------    ------------
TOTAL DISCONTINUED OPERATIONS                                             (378,953)             --
                                                                      ------------    ------------
NET LOSS                                                              $   (384,826)   $   (333,476)
                                                                      ============    ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss from continuing operations                                       $         --    $      (0.03)
Loss from discontinued operations                                            (0.03)             --
                                                                      ------------    ------------
Total basic and diluted net loss per common share                     $      (0.03)   $      (0.03)
                                                                      ============    ============
Basic and diluted weighted average common shares used
     to compute net loss per share                                      12,413,209      12,413,209
                                                                      ============    ============

                        See Notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                            QUARTER ENDED
                                                         ---------------------
                                                         MARCH 31,   MARCH 31,
                                                           2002        2003
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(384,826)   $(333,476)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED (USED) BY OPERATING ACTIVITIES
Loss from discontinued operations                         378,953           --
Depreciation                                                5,852       11,545
Amortization of loan financing costs                           --       25,753
CHANGE IN OPERATING NET ASSETS AND LIABILITIES NET OF
 EFFECTS FROM DISPOSITION OF CRYOSURGICAL ASSETS
(INCREASE) DECREASE IN
Accounts receivable                                        (1,733)     (26,157)
Inventories                                                    --       (2,695)
Prepaid and other current assets                               --       11,531
Increase (decrease) in
Accounts payable                                           16,420      224,401
Accrued expenses                                               --      (28,354)
Accrued salaries                                               --       64,943
                                                        ---------    ---------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS              14,666      (52,509)
CASH USED IN DISCONTINUED OPERATIONS                     (349,504)          --
                                                        ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES                    (334,838)     (52,509)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                        (79,925)          --
                                                        ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES                     (79,925)          --
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                               250,000      100,000
Principal payments on notes payable                            --      (10,000)
                                                        ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 250,000       90,000
                                                        ---------    ---------
NET (DECREASE) INCREASE IN CASH                          (164,763)      37,491
CASH - BEGINNING OF PERIOD                                286,105       67,118
                                                        ---------    ---------
CASH - END OF PERIOD                                    $ 121,342    $ 104,609
                                                        =========    =========

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

         The Balance Sheet as of March 31, 2003 and the Statements of Operations and Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2003, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         The results of operations for the three -month period ended March 31, 2003 is not necessarily indicative of the operating results anticipated for the full year.

B.       FINANCIAL CONDITION

         At March 31, 2003, the Company had a deficiency in stockholders' equity of approximately $848,000 and a working capital deficiency of approximately $994,000. The Company has been unable to generate sufficient income from operations in order to meet its operating needs. In addition, the Company has approximately $436,000 in debt maturing in the next twelve months. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

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


C.       LEGAL PROCEEDINGS

         BioLife is currently involved in a lawsuit against Endocare, Inc., arising out of Endocare's failure to register 120,022 shares of its stock as part of the transaction by which the Company sold its cryosurgical equipment assets to Endocare in a transaction that closed on June 24, 2002. In the lawsuit, the Company is claiming damages of $1,648,935, comprising the proceeds that could have been realized had Endocare properly registered the Stock within the time frame set forth in the Registration Rights Agreement entered into between the parties. Endocare filed an answer and counterclaim, seeking damages of over $5,000,000 as a result of various alleged breaches by the Company of the Asset Purchase Agreement entered into between the parties. Trial in this matter began on March 31, 2003 and concluded on April 3, 2003. As of the date of this Form 10-QSB, the presiding judge has not yet declared a verdict. The Company is confident of the merits of its claims (and the merits of its defenses to Endocare's counterclaims) and intends to prosecute the case vigorously. However, there can be no guarantee that the Company will prevail in these matters.


D.       SALE OF CRYOSURGICAL ASSETS

         On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare, Inc. In the transaction, which was originally announced on May 29, 2002, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2.2 million in cash and 120,022 shares of Endocare common stock (valued at $1,434,263 on June 25, 2002). There is currently litigation between the companies.

         There were no results from discontinued operations for the three-months ended March 31, 2003.

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

E.       INVENTORIES

         Inventories consist of $2,695 of finished HypoThermosol product at March 31, 2003.


F.       NOTES PAYABLE AND ISSUANCE OF WARRANTS

         At March 31, 2003, notes payable consisted of the following:

            Notepayable to a stockholder, unsecured, bearing interest at
                10%, due April 2003. The note granted a warrant to the
                payee to purchase 1,000,000 shares of common stock at
                $0.25 per share, as additional consideration for the
                loan.                                                                              $ 250,000
            Note payable to equipment vendor, unsecured, non-interest bearing, payable in monthly installments of $10,000, due October 2003.  The Company is currently
                in default of the note.                                                               85,824
            Note payable to a stockholder, unsecured, bearing interest at 10%, due March
                2004. The note granted a warrant to the payee to purchase 500,000 shares of
                common stock at $0.08 per share, as additional consideration for the loan.           100,000
                                                                                               -------------
                  Total notes payable                                                          $     435,824
                                                                                               ==============

G.       EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income from continuing operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants. Potential common shares were not included in the diluted earnings per share amounts for the three month periods ended March 31, 2003 and 2002 as their effect would have been anti-dilutive.


H.       STOCK OPTIONS

         In accounting for stock options to employees, the Company follows the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as opposed to the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                                        QUARTER ENDED MARCH 31,
                                                        -----------------------
                                                            2002        2003
                                                            ----        ----
Loss as reported                                        $(384,826)   $(333,476)

Compensation expense based on fair value , net of
   related tax effects                                    (20,056)     (26,921)
                                                        ---------    ---------
     Pro forma net loss                                 $(404,882)   $(360,397)
                                                        =========    =========

Basic and diluted net loss per share as reported        $   (0.03)   $   (0.03)
                                                        =========    =========
     Pro forma                                          $   (0.03)   $   (0.03)
                                                        =========    =========

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.


I.       RECLASSIFICATIONS

         Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

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


RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

         Revenue. For the three-months ended March 31, 2003 revenue from continuing operations increased $8,516, or 4%, to $228,280, compared to $219,764 for the three-months ended March 31, 2002. Although the Company had lower National Institutes of Health ("NIH") grant revenue, substantially higher corporate consulting revenue, from its biotechnology customers and product sales led to the revenue increase.

         Cost of product sales. Cost of product sales for the three-months ended March 31, 2003 totaled $601, compared to no cost of product sales for the three-months ended March 31, 2002. This low absolute value of cost of product sales is due to the generally low level of product sales during each of the first quarter periods in 2003 and 2002.

         Research and development. Expenses relating to research and development for the three-months ended

March 31, 2003 increased $50,772, or 40%, to $176,341, compared to $125,569 for the three-months ended March 31, 2002. The increase in research and development expense was due primarily to the hiring of additional research and development personnel, resulting in higher salary expenses relating to the increased headcount. In addition, research and development related legal expense was higher compared to the year ago period due to efforts to expand the company's intellectual property portfolio.

         Sales and marketing. For the three-months ended March 31, 2003, sales and marketing expense was $39,048, compared to no sales and marketing expense incurred for the three-months ended March 31, 2002. The Company's principal sales and marketing expense components are salary and travel related expenses.

         General and administrative expense. For the three-months ended March 31, 2003, general and administrative expense increased $242,648 to $342,716, compared to $100,068 for the three-months ended March 31, 2002. This increase in general and administrative expense was due to the shift in the burden of general and administrative expense to the Company's continuing operations from discontinued operations. As a result of this shift, the Company experienced higher accounting and audit expense, consulting fees and salary expense. Due to the lawsuit against Endocare, the company also experienced higher legal expense in the quarter.

         Discontinued operations. On June 25, 2002, all of the cryosurgical assets, including customer receivables, inventory, fixed assets and intangible assets related to the cryosurgical business, were sold to Endocare for a combination of cash and restricted common stock of the purchaser. For the three-months ended March 31, 2003 there were no results from the operation of cryosurgical assets, compared to a loss of $378,953 for the three-months ended March 31, 2002.

         Operating expenses and net income. For the three-months ended March 31, 2003, operating expenses increased $333,069 to $558,706, compared to $225,637 for the three-months ended March 31, 2002. The Company reported a net loss of $333,476 for the three months ended March 31, 2003, compared to a net loss of $384,826 for the three months ended March 31, 2002. The company's reported net loss for the three months ended March 31, 2003 and 2002 includes results from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, the Company had cash and cash equivalents of $104,609, compared to cash and cash equivalents of $67,118 at December 31, 2002. In order to continue its operations, the Company will need to secure funding in the immediate short term. In this respect, the Company is currently involved in litigation against Endocare, Inc., seeking to recover damages that it believes it suffered when Endocare failed to register its common shares that the Company received in the sale of the Company's cryosurgical assets in June 2002. In addition to this litigation, the Company is also pursuing other financing initiatives, including the sale of equity securities, the issuance of debt, or other alternatives. The Company can make no assurances that it will be successful in either its litigation against Endocare, or in raising capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Other arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products, marketing territories or other assets. The failure to raise capital when needed will have a significant negative effect on the Company's financial condition and may force the Company to curtail or cease its activities.

         There were no capital expenditures related to continuing operations during the three month period ended March 31, 2003, compared to $79,925 in the three-month period ended March 31, 2002.

         In March 2003, the Company borrowed $100,000 under a 12-month promissory note agreement with an existing stockholder. In connection with this debt, the Company issued warrants to purchase 500,000 shares of the Company's Common Stock at $0.08 per share. Loan financing costs of $40,024 have been recorded in the accompanying balance sheet as of March 31, 2003. Also in March 2003, the Company extended payment on a $250,000 12-month promissory note agreement with an existing stockholder. The payment of this note was extended to April 10, 2003 and the Company is currently negotiating to extend this note for another 12-months.


FORWARD LOOKING INFORMATION

         The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements." Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligations to revise any of these forward-looking statements.

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on his evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


         Exhibit 99.1 Certification of Periodic Report dated May 14, 2003


         (b)  Reports on Form 8-K

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


                                   BioLife Solutions, Inc.
                                   -----------------------
                                       (Registrant)





Date:  May 14, 2003                 By:   /s/ John G. Baust, PhD
                                          --------------------------------
                                          John G. Baust, PhD
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

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

Dated:   May 14, 2003                                     /s/ John G. Baust, PhD
                                                   -----------------------------
                                                              John G. Baust, PhD
                                                         Chief Executive Officer
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
 Number            Description of Exhibit
---------------    -------------------------------------------------------------

99.1*              Certification of Periodic Report dated May 14, 2003


*       Filed herewith