Form 10QSB
period 2003-06-30
BIOLIFE SOLUTIONS INC
filed 2003-08-14
CIK 834365

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003      Commission file number 0-18170
                               -------------                             -------

                             BIOLIFE SOLUTIONS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   94-3076866
             --------                                   ----------
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

 12,413,209 SHARES OF BIOLIFE SOLUTIONS, INC. COMMON STOCK, PAR VALUE $.001 PER
                 SHARE, WERE OUTSTANDING AS OF AUGUST 12, 2003.

Transitional Small Business Disclosure Format (check one). Yes     No  X
                                                               ---    ---

                             BIOLIFE SOLUTIONS, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003

                                      INDEX

                                                                                                           Page No.
Part I. Financial Information
         Item 1. Financial Statements:
              Balance Sheet at June 30, 2003 (unaudited)..................................................       2
              Unaudited Statements of Operations for the three- and six-month periods ended
              June 30, 2003 and June 30, 2002.............................................................       3
              Unaudited Statements of Comprehensive Income (Loss) for the three- and six-
              month periods ended June 30, 2003 and June 30, 2002.........................................       4
              Unaudited Statements of Cash Flows for the six-month periods ended
              June 30, 2003 and June 30, 2002.............................................................       5
              Notes to Financial Statements...............................................................    6-10

         Item 2. Management's Discussion and Analysis.....................................................   11-13
         Item 3. Controls and Procedures..................................................................      14
Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K.........................................................      15
         Signatures.......................................................................................      16
         Exhibit Index ...................................................................................      17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             BIOLIFE SOLUTIONS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                JUNE 30,
                                                                                  2003
                                                                              ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                     $     15,287
Receivables                                                                         77,136
Inventories                                                                          3,003
Loan financing costs, net                                                          187,400
Prepaid expenses and other current assets                                           10,743
                                                                              ------------
TOTAL CURRENT ASSETS                                                               293,569
                                                                              ------------

PROPERTY AND EQUIPMENT
Furniture and computer equipment                                                    31,266
Manufacturing and other equipment                                                  177,831
                                                                              ------------
TOTAL                                                                              209,097
Less:  Accumulated depreciation and amortization                                   (74,474)
                                                                              ------------
NET PROPERTY AND EQUIPMENT                                                         134,623
                                                                              ------------
TOTAL ASSETS                                                                  $    428,192
                                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable                                                              $    442,904
Accrued expenses                                                                   113,422
Accrued salaries                                                                   330,834
Notes payable                                                                      725,824
                                                                              ------------
TOTAL CURRENT LIABILITIES                                                        1,612,984
                                                                              ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value per share; 1,000,000 shares authorized,
12,000 shares issued and outstanding                                                    12
Common stock, $0.001 par value per share, 25,000,000 shares
authorized, 12,413,209 shares issued and outstanding                                12,413
Additional paid-in capital                                                      38,574,408
Accumulated deficit                                                            (38,337,362)
Accumulated other comprehensive loss                                            (1,434,263)
                                                                              ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                         (1,184,792)
                                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                       $    428,192
                                                                              ============

                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            QUARTER ENDING                       SIX MONTHS ENDING
                                                               JUNE 30,                               JUNE 30,
                                                        2002               2003               2002               2003
                                                   --------------      ------------       ------------       ------------
REVENUE
Grant revenue                                       $     41,907       $     25,898       $    279,040       $    126,253
Consulting revenue                                        40,360             36,000             80,720            137,360
Product sales                                             16,858             50,870             18,552             77,435
                                                    ------------       ------------       ------------       ------------
TOTAL REVENUE                                             99,125            112,768            378,312            341,048
                                                    ------------       ------------       ------------       ------------

OPERATING EXPENSES
Research and development                                 133,228            161,622            231,770            337,963
Sales and marketing                                           --             45,621                 --             84,669
Product sales                                             25,685              8,733             25,646              9,334
General and administrative                               270,563            377,999            282,547            735,023
                                                    ------------       ------------       ------------       ------------
TOTAL EXPENSES                                           429,476            593,975            539,963          1,166,988
                                                    ------------       ------------       ------------       ------------
OPERATING LOSS                                          (330,351)          (481,207)          (161,651)          (825,940)
                                                    ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE)
Interest expense                                              --            (13,264)                --            (19,514)
Other income                                                  --                 --                 --              3,200
                                                    ------------       ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                                  --            (13,264)                --            (16,314)
                                                    ------------       ------------       ------------       ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE (BENEFIT) PROVISION  FOR INCOME TAXES            (330,351)          (494,471)          (161,651)          (842,254)
(BENEFIT) PROVISION FOR INCOME TAXES                          --                 --                 --                 --
                                                    ------------       ------------       ------------       ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                (330,351)          (494,471)          (161,651)          (842,254)
                                                    ------------       ------------       ------------       ------------
DISCONTINUED OPERATIONS
  Loss from discontinued operations, net                (944,046)                --         (1,454,890)                --
  Gain on disposal of cryosurgical assets, net         2,426,109                 --          2,426,109                 --
                                                    ------------       ------------       ------------       ------------
TOTAL DISCONTINUED OPERATIONS                          1,482,063                 --            971,219                 --
                                                    ------------       ------------       ------------       ------------
NET (LOSS) INCOME                                   $  1,151,712       $   (494,471)      $    809,568       $   (842,254)
                                                    ============       ============       ============       ============
BASIC AND DILUTED NET (LOSS) INCOME PER
COMMON SHARE:
Loss from continuing operations                     $      (0.03)      $      (0.04)      $      (0.01)      $      (0.07)
Loss from discontinued operations                          (0.08)                --              (0.12)                --
Gain on disposition of cryosurgical assets                  0.20                 --               0.20                 --
                                                    ------------       ------------       ------------       ------------
TOTAL BASIC AND DILUTED NET (LOSS) INCOME PER
 COMMON SHARE                                       $       0.09       $      (0.04)      $       0.07       $      (0.07)
                                                    ============       ============       ============       ============
Basic and diluted weighted average common
     shares used to compute net (loss) income
     per share                                        12,413,209         12,413,209         12,413,209         12,413,209
                                                    ============       ============       ============       ============

                        See Notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                         QUARTER ENDING                  SIX MONTHS ENDING
                                            JUNE 30,                          JUNE 30,
                                       2002            2003             2002            2003
                                    ----------      ----------       ----------      ----------
NET INCOME (LOSS)                   $1,151,712      $ (494,471)      $  809,568      $ (842,254)

Unrealized gain on marketable
  securities                           151,228              --          151,228              --
                                    ----------      ----------       ----------      ----------

Other comprehensive income             151,228              --          151,228              --
                                    ----------      ----------       ----------      ----------

COMPREHENSIVE INCOME (LOSS)         $1,302,940      $ (494,471)      $  960,796      $ (842,254)
                                    ==========      ==========       ==========      ==========

                        See Notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDING
                                                              JUNE 30,         JUNE 30,
                                                                2002              2003
                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           $   809,568       $  (842,254)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
 USED BY OPERATING ACTIVITIES
Gain on disposition of cryosurgical assets, net              (2,426,109)               --
Loss from discontinued operations                             1,454,890                --
Depreciation                                                     15,769            23,091
Amortization of loan financing costs                                 --            50,066
Write-down of inventory                                          25,685                --
Issuance of warrants and options for consulting
   and professional services                                    188,241                --
CHANGE IN OPERATING NET ASSETS AND LIABILITIES NET OF
 EFFECTS FROM DISPOSITION OF CRYOSURGICAL ASSETS
 (INCREASE) DECREASE IN
Accounts receivable                                               9,650           (32,470)
Inventory                                                        23,566            (3,003)
Prepaid and other current assets                                 (4,092)            7,852
INCREASE (DECREASE) IN
Accounts payable                                                 56,497           271,238
Accrued expenses                                                194,137             7,621
Deferred financing costs                                        103,086                --
Accrued salaries                                                     --            86,028
                                                            -----------       -----------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS                   450,888          (431,831)
CASH USED IN DISCONTINUED OPERATIONS                         (1,225,173)               --
                                                            -----------       -----------
NET CASH USED BY OPERATING ACTIVITIES                          (774,285)         (431,831)
                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of cryosurgical assets                     2,200,000                --
Purchase of property and equipment                              (89,405)               --
                                                            -----------       -----------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES              2,110,595                --
                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                     410,000           400,000
Principal payments on notes payable                             (60,000)          (20,000)
                                                            -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       350,000           380,000
                                                            -----------       -----------

NET INCREASE (DECREASE) IN CASH                               1,686,310           (51,831)
CASH - BEGINNING OF YEAR                                        286,105            67,118
                                                            -----------       -----------

CASH - END OF YEAR                                          $ 1,972,415       $    15,287
                                                            ===========       ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued for payment of loan financing costs         $        --       $   211,713
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

         The Balance Sheet as of June 30, 2003 and the Statements of Operations and Statements of Cash Flows for the three- and six-month periods ended June 30, 2003 and 2002, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2003, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

         The results of operations for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the operating results anticipated for the full year.

B.       FINANCIAL CONDITION

         At June 30, 2003, the Company had a deficiency in stockholders' equity of approximately $1,185,000 and a working capital deficiency of approximately $1,319,000. The Company has been unable to generate sufficient income from operations in order to meet its operating needs. In addition, the Company has approximately $726,000 in debt maturing in the next twelve months. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

         There were no results from discontinued operations for the three- and six-months ended June 30, 2003.

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

E.       INVENTORIES

         Inventories consist of $3,003 of finished HypoThermosol product at June 30, 2003.

F.       NOTES PAYABLE AND ISSUANCE OF WARRANTS

         At June 30, 2003, notes payable consisted of the following:

                   Note payable to a stockholder, unsecured, bearing interest at 10%, originally due March 2003, now due April 2004. The note granted a warrant to the payee to purchase 1,000,000 shares of common stock at $0.25 per share, as additional consideration for the loan. In April 2003, when this note was extended for 12-months, the warrants to purchase 1,000,000 shares of common stock were repriced to $0.08 per share as consideration for the 12-month
                       extension.                                                                          $ 250,000
                   Note payable to equipment vendor, unsecured, non-interest bearing, payable in
                       monthly installments of $10,000, due October 2003.  The Company is currently           75,824
                       in default of the note.
                   Note payable to a stockholder, unsecured, bearing interest at 10%, due May 2004.
                       The note granted a warrant to the payee to purchase 500,000 shares of common
                       stock at $0.08 per share, as additional consideration for the loan.                   100,000
                   Note payable to a stockholder, unsecured, bearing interest at 10%, due May 2004.
                       The note granted a warrant to the payee to purchase 750,000 shares of common
                       stock at $0.08 per share, as additional consideration for the loan.                   150,000
                   Note payable to a stockholder, unsecured, bearing interest at 10%, due May 2004.
                       The note granted a warrant to the payee to purchase 250,000 shares of common
                       stock at $0.08 per share, as additional consideration for the loan.                    50,000
                   Note payable to a stockholder, unsecured, bearing interest at 10%, due March
                       2004. The note granted a warrant to the payee to purchase 500,000 shares of
                       common stock at $0.08 per share, as additional consideration for the loan.            100,000
                                                                                                           ---------
                         Total notes payable                                                               $ 725,824
                                                                                                           =========

G.       EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income from continuing operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants. Potential common shares were not included in the diluted earnings per share amounts for the three- and six-month periods ended June 30, 2003 and 2002 as their effect would have been anti-dilutive.

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

                                                                       QUARTER ENDED                      SIX MONTHS ENDED
                                                                          JUNE 30,                             JUNE 30,
                                                                      2002         2003                  2002           2003
Income (Loss) as reported                                         $ 1,151,712  $  (494,471)          $   809,568    $  (842,254)
Compensation expense based on fair value,
     net of related tax effects                                       (20,056)     (26,921)              (40,112)       (53,842)
                                                                --------------  ---------------    --------------    ---------------

     Pro forma net income (loss)                                  $ 1,131,656  $  (521,392)          $   769,456    $  (896,096)
                                                                ==============  ===============    ==============    ===============

Basic and diluted net income (loss) per share as reported         $      0.09  $     (0.04)          $      0.07    $     (0.07)
                                                                ==============  ===============    ==============    ===============

     Pro forma                                                    $      0.09  $     (0.04)          $      0.06    $     (0.07)
                                                                ==============  ===============    ==============    ===============

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

H.       RECLASSIFICATIONS

         Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

I.       RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including mandatorily redeemable shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the third quarter of Fiscal 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth elsewhere herein. The discussion of the results from operations includes only the Company's continuing operations.

         BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation and storage. The Company believes that the HypoThermosol and CryoStor products it is selling today are a significant step forward in meeting these needs.

         The Company's line of preservation solutions is composed of complex synthetic, aqueous solutions containing, in part, minerals and other elements found in human blood that are necessary to maintain fluids and chemical balances throughout the body at near freezing temperatures. The solutions preserve cells and tissue in low temperature environments for extended periods after removal of the cells through minimally invasive biopsy or surgical extraction, as well as in shipping the propagated material for the application of cell or gene therapy or tissue engineering. BioLife has entered into research agreements with several emerging biotechnology companies engaged in the research and commercialization of cell and gene therapy technology and has received several government research grants in partnership with academic institutions to conduct basic research, which could lead to further commercialization of technology to preserve human cells, tissues and organs.

         The Company currently markets its HypoThermosol line of solutions directly and through a distributor to companies and labs engaged in pre-clinical research and to academic institutions.

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

RESULTS OF OPERATIONS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

         Revenue. For the three-months ended June 30, 2003 revenue from continuing operations increased $13,643, or 14%, to $112,768, compared to $99,125 for the three-months ended June 30, 2002. This increase is attributable to substantially higher product sales, offset by lower grant and consulting revenue. For the six-months ended June 30, 2003, revenue from continuing operations decreased $37,264, or 10%, to $341,048, compared to $378,312 for the six-months ended June 30, 2002. The decrease is attributable to lower grant revenue, resulting from less grant related activities in the period, offset by higher consulting revenue and product sales.

         Cost of product sales. Cost of product sales for the three-months ended June 30, 2003 totaled $8,733, compared to $25,685 for the three-months ended June 30, 2002. The comparable period reflects a charge to inventory, making a comparison between the two periods difficult. Cost of product sales for the six-months ended June 30, 2003 totaled $9,334, compared to $25,646 for the six-months ended June 30, 2002. This comparable period also reflects the inventory charge.

         Research and development. Expenses relating to research and development for the three-months ended June 30, 2003 increased $28,394, or 21%, to $161,622, compared to $133,228 for the three-months ended June 30, 2002. The increase in research and development expense reflects higher salary and travel and facilities expense in the period, offset by lower consulting fees, and lab supplies. Expenses relating to research and development for the six-months ended June 30, 2003 increased $106,193, or 46%, to $337,963, compared to $231,770 for the six-months ended June 30, 2002. The increase in research and development expense reflects higher salary, legal and travel expense in the period, offset by lower consulting fees, and lab supplies.

         Sales and marketing. For the three- and six-months ended June 30, 2003, sales and marketing expense was $45,621 and $84,669, respectively, compared to no sales and marketing expense incurred for the three- and six-months ended June 30, 2002. The Company's principal sales and marketing expense components are salary and travel related expenses, reflecting an active sales and marketing organization.

         General and administrative expense. For the three-months ended June 30, 2003, general and administrative expense increased $107,436, or 40%, to $377,999, compared to $270,563 for the three-months ended June 30, 2002. The increase in general and administrative expense is attributable to higher legal expense incurred in the period, a direct result of our lawsuit against Endocare, as well as higher insurance, accounting and consulting costs. These increases were offset by lower salary expense as a result of lower G&A headcount. For the six-months ended June 30, 2003, general and administrative expense increased $452,476, or 160%, to $735,023, compared to $282,547 for the six-months ended June 30, 2002. The increase in general and administrative expense is attributable to higher legal expense incurred in the period, a direct result of our lawsuit against Endocare, as well as other general and administrative expenses which have been fully absorbed by continuing operations, including higher insurance, consulting and accounting costs.

         Discontinued operations. On June 25, 2002, all of the cryosurgical assets, including customer receivables, inventory, fixed assets and intangible assets related to the cryosurgical business, were sold to Endocare for a combination of cash and restricted common stock of the purchaser. For the three- and six-months ended June 30, 2003 there were no results from the operation of cryosurgical assets, compared to a loss of $944,046 and $1,454,890, for the three- and six-months ended June 30, 2002.

         Operating expenses and net income. For the three-months ended June 30, 2003, operating expenses increased $164,499, or 38%, to $593,975, compared to $429,476 for the three-months ended June 30, 2002. For the six-months ended June 30, 2003, operating expenses increased $627,025, or 116%, to $1,166,988, compared to $539,963 for the six-months ended June 30, 2002. The Company reported a net loss of $494,471 for the three months ended June 30, 2003, compared to net income of $1,151,712 for the three months ended June 30, 2002. For the six-months ended June 30, 2003, the Company reported a net loss of $842,254, compared to net income of $809,568 for the six months ended June 30, 2002. The Company's reported net income or loss for the three- and six-months ended June 30, 2003 and 2002 includes results from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, the Company had cash and cash equivalents of $15,287, compared to cash and cash equivalents of $67,118 at December 31, 2002. In order to continue its operations, the Company will need to secure funding in the immediate short term. In this respect, the Company is currently involved in litigation against Endocare, Inc., seeking to recover damages that it believes it suffered when Endocare failed to register its common shares that the Company received in the sale of the Company's cryosurgical assets in June 2002. In addition to this litigation, the Company is also pursuing other financing initiatives, including the sale of equity securities, the issuance of debt, or other alternatives. The Company can make no assurances that it will be successful in either its litigation against Endocare, or in raising capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Other arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products, marketing territories or other assets. The failure to raise capital when needed will have a significant negative effect on the Company's financial condition and may force the Company to curtail or cease its activities.

         There were no capital expenditures related to continuing operations during the six-month period ended June 30, 2003, compared to $89,405 in the six-month period ended June 30, 2002.

         In March 2003, the Company borrowed $100,000 under a 12-month promissory note agreement with an existing stockholder. In connection with this debt raise, the Company issued warrants to purchase 500,000 shares of the Company's Common Stock at $0.08 per share. In April 2003, the Company extended payment on a $250,000 12-month promissory note agreement with an existing stockholder. The payment of this note was extended to April 2004. As consideration for the 12-month extension, the warrants to purchase 1,000,000 shares of common stock were repriced to $0.08 per share from $0.25 per share. In May 2003, the Company borrowed an aggregate of $300,000 under three 12-month promissory note agreements with existing shareholders. In connection with this debt raise, the Company issued warrants to purchase 1,500,000 shares of the Company's Common Stock at $0.08 per share. Loan financing costs of $187,400 have been recorded in the accompanying balance sheet as of June 30, 2003.

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

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


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


                                       BioLife Solutions, Inc.
                                       -----------------------
                                              (Registrant)


Date: August 14, 2003                  By: /s/ John G. Baust
                                           -------------------------------------
                                           John G. Baust, PhD
                                           President and Chief Executive Officer
                                           (Principal Executive Officer )

                                  EXHIBIT INDEX

Exhibit
Number              Description of Exhibit
-------            -------------------------------------------------------------

31.1*              Certification Pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002.

32.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


*       Filed herewith