Form 10QSB
period 2003-09-30
BIOLIFE SOLUTIONS INC
filed 2003-11-14
CIK 834365

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2003
                                              ------------------

                         Commission file number 0-18170
                                                -------

                            BIOLIFE SOLUTIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                        94-3076866
    ------------------------                         -------------------------
    (State of Incorporation)                         (IRS Employer I.D. Number)


                            Suite 144 - Science III.
                                    SUNY Park
                              Binghamton, NY 13902
                    ----------------------------------------
                    (Address of principal executive offices)


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

                     Yes  /  X  /            No   /     /


12,413,209 SHARES OF BIOLIFE SOLUTIONS, INC. COMMON STOCK, PAR VALUE $.001 PER SHARE, WERE OUTSTANDING AS OF NOVEMBER 12, 2003.

Transitional Small Business Disclosure Format (check one). Yes /   /    No / X /

                             BIOLIFE SOLUTIONS, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                                                                 Page
                                                                                                                  No.
                                                                                                                  ---
Part I. Financial Information
         Item 1. Financial Statements:
              Balance Sheet at September 30, 2003 (unaudited) .................................................     2
              Unaudited Statements of Operations for the three- and nine-month periods ended September 30, 2003
              and September 30, 2002 ..........................................................................     3
              Unaudited Statements of Comprehensive Income (Loss) for the three- and nine-month periods ended
              September 30, 2003 and September 30, 2002 .......................................................     4
              Unaudited Statements of Cash Flows for the nine-month periods ended September 30, 2003 and
              September 30, 2002 ..............................................................................     5
              Notes to Financial Statements ...................................................................    6-10
         Item 2. Management's Discussion and Analysis .........................................................   11-13
         Item 3. Controls and Procedures ......................................................................     14

Part II. Other Information
         Item 6. Exhibits and Reports on Form 8-K .............................................................     15
         Signatures ...........................................................................................     16
         Certification ........................................................................................     17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                             BIOLIFE SOLUTIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                            SEPTEMBER 30,
                                                                                2003
                                                                                ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                  $      2,748
Receivables                                                                      67,352
Inventories                                                                       1,502
Loan financing costs, net                                                       134,471
Prepaid expenses and other current assets                                        10,743
                                                                           ------------
TOTAL CURRENT ASSETS                                                            216,816
                                                                           ------------
PROPERTY AND EQUIPMENT
Furniture and computer equipment                                                 31,266
Manufacturing and other equipment                                               177,831
                                                                           ------------
TOTAL                                                                           209,097
Less:  Accumulated depreciation and amortization                                (85,890)
                                                                           ------------
NET PROPERTY AND EQUIPMENT                                                      123,207
                                                                           ------------
TOTAL ASSETS                                                               $    340,023
                                                                           ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable                                                           $    530,293
Bank overdraft                                                                   11,903
Accrued expenses                                                                169,576
Accrued salaries                                                                517,777
Notes payable                                                                   725,824
Deferred revenue                                                                     --
                                                                           ------------
TOTAL CURRENT LIABILITIES                                                     1,955,373
                                                                           ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value per share; 1,000,000 shares authorized,
 12,000 shares issued and outstanding                                                12
Common stock, $0.001 par value per share, 25,000,000 shares
 authorized, 12,413,209 shares issued and outstanding                            12,413
Additional paid-in capital                                                   38,712,919
Accumulated deficit                                                         (38,906,431)
Accumulated other comprehensive loss                                         (1,434,263)
                                                                           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                      (1,615,350)
                                                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $    340,023
                                                                           ============

                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                 ----------------------------    ----------------------------
                                                       2002            2003          2002            2003
                                                       ----            ----          ----            ----
REVENUE
Grant revenue                                    $    106,032    $    114,873    $    385,572    $    241,126
Consulting revenue                                     30,000          16,000         110,720         153,360
Product sales                                           1,975          43,650          20,527         121,085
                                                 ------------    ------------    ------------    ------------
TOTAL REVENUE                                         138,007         174,523         516,819         515,571
                                                 ------------    ------------    ------------    ------------
OPERATING EXPENSES
Research and development                              209,434         245,199         441,684         583,163
Sales and marketing                                     4,126          65,241           4,146         149,909
Product sales                                              --           3,598          25,646          12,932
General and administrative                            134,520         413,304         417,068       1,148,326
                                                 ------------    ------------    ------------    ------------
TOTAL EXPENSES                                        348,080         727,342         888,544       1,894,330
                                                 ------------    ------------    ------------    ------------
OPERATING LOSS                                       (210,073)       (552,819)       (371,725)     (1,378,759)
                                                 ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
Interest expense                                           --         (16,250)             --         (35,764)
Other income                                               --              --              --           3,200
                                                 ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                               --         (16,250)             --         (32,564)
                                                 ------------    ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE (BENEFIT) PROVISION  FOR TAXES               (210,073)       (569,069)       (371,725)     (1,411,323)
(BENEFIT) PROVISION FOR INCOME TAXES                       --              --              --              --
                                                 ------------    ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS             (210,073)       (569,069)       (371,725)     (1,411,323)
                                                 ------------    ------------    ------------    ------------
DISCONTINUED OPERATIONS
  Loss from discontinued operations, net              (92,934)             --      (1,547,824)             --
  Gain on disposal of cryosurgical assets, net             --              --       2,426,109              --
                                                 ------------    ------------    ------------    ------------
TOTAL DISCONTINUED OPERATIONS                         (92,934)             --         878,285              --
                                                 ------------    ------------    ------------    ------------
NET (LOSS) INCOME                                $   (303,007)   $   (569,069)   $    506,560    $ (1,411,323)
                                                 ============    ============    ============    ============
BASIC AND DILUTED NET (LOSS) INCOME PER
 COMMON SHARE:
Loss from continuing operations                  $      (0.02)   $      (0.05)   $      (0.03)   $      (0.11)
(Loss) gain from discontinued operations                (0.01)             --            0.08              --
                                                 ------------    ------------    ------------    ------------
TOTAL BASIC AND DILUTED NET (LOSS) INCOME
 PER COMMON SHARE                                $      (0.02)   $      (0.05)   $       0.04    $      (0.11)
                                                 ============    ============    ============    ============
Basic and diluted weighted average common
 shares used to compute net (loss) income
 per share                                         12,413,209      12,413,209      12,413,209      12,413,209
                                                 ============    ============    ============    ============

                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                           --------------------------    -------------------------
                                               2002           2003           2002        2003
                                               ----           ----           ----        ----
NET (LOSS) INCOME                          $  (303,007)   $  (569,069)   $   506,560   $(1,411,323)
                                           -----------    -----------    -----------   -----------
Unrealized gain on marketable securities       132,024             --        283,252            --
                                           -----------    -----------    -----------   -----------
Other comprehensive income                     132,024             --        283,252            --
                                           -----------    -----------    -----------   -----------
COMPREHENSIVE INCOME (LOSS)                $  (170,983)   $  (569,069)   $   789,812   $(1,411,323)
                                           ===========    ===========    ===========   ===========

                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDING
                                                                    SEPTEMBER 30,
                                                            --------------------------
                                                                 2002          2003
                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                           $   506,560    $(1,411,323)
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH
 USED BY OPERATING ACTIVITIES
Gain on disposition of cryosurgical assets, net              (2,426,109)            --
Loss from discontinued operations                             1,547,823             --
Depreciation                                                     29,032         34,507
Amortization of loan financing costs                             90,209        102,995
Write-down of inventory                                          25,685             --
Issuance of warrants and options for consulting
   and professional services                                    188,241        138,512
CHANGE IN OPERATING NET ASSETS AND LIABILITIES NET OF
 EFFECTS FROM DISPOSITION OF CRYOSURGICAL ASSETS
(INCREASE) DECREASE IN
Accounts receivable                                               9,650        (22,686)
Inventory                                                        49,252         (1,502)
Prepaid and other current assets                                (12,552)         7,852
INCREASE (DECREASE) IN
Accounts payable                                               (923,934)       358,627
Increase in bank overdraft                                                      11,903
Accrued expenses                                               (128,750)        63,775
Accrued salaries                                                     --        272,970
                                                            -----------    -----------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS                (1,044,893)      (444,370)
CASH USED IN DISCONTINUED OPERATIONS                         (1,292,748)            --
                                                            -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES                        (2,337,641)      (444,370)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of cryosurgical assets                     2,200,000             --
Purchase of property and equipment                              (89,405)            --
                                                            -----------    -----------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES              2,110,595             --
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                     434,780        400,000
Principal payments on notes payable                            (220,763)       (20,000)
                                                            -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       214,017        380,000
                                                            -----------    -----------
NET (DECREASE) INCREASE IN CASH                                 (13,029)       (64,370)
CASH - BEGINNING OF PERIOD                                      286,105         67,118
                                                            -----------    -----------
CASH - END OF PERIOD                                        $   273,076    $     2,748
                                                            ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Warrants issued for payment of loan financing costs        $        --    $   211,713
                                                            ===========    ===========

                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

A.       General

         Incorporated in 1998 as a wholly owned subsidiary of Cryomedical Sciences, Inc.("Cryomedical"), BioLife Solutions, Inc. ("BioLife" or the "Company") develops, manufactures and markets low temperature technologies for use in preserving and prolonging the viability of cellular and genetic material for use in cell therapy and tissue engineering. The Company's patented HypoThermosol(R) platform technology is used to provide customized preservation solutions which significantly prolong cell, tissue and organ viability. These solutions, in turn, could improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation. The Company currently markets its HypoThermosol(R) line of solutions directly and through a distributor to companies and labs engaged in pre-clinical research, and to academic institutions.

         In May, 2002, Cryomedical implemented a restructuring and recapitalization program designed to shift its focus away from cryosurgery towards addressing preservation and transportation needs of the biomedical marketplace. On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare, Inc., a public company. In the transaction, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2.2 million in cash and 120,022 shares of Endocare restricted common stock. In conjunction with the sale of Cryomedical's cryosurgical assets, Cryomedical's Board of Directors also approved merging BioLife into Cryomedical and changing its name to BioLife Solutions, Inc. In September 2002, Cryomedical changed its name to BioLife Solutions, Inc. and began to trade under the new ticker symbol, "BLFS" on the OTCBB.

         The Balance Sheet as of September 30, 2003, and the Statements of Operations for the three- and nine-month periods ended September 30, 2003 and 2002 and Statements of Cash Flows for the nine-month periods ended September 30, 2003 and 2002, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2003, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         The results of operations for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the operating results anticipated for the full year.

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

B.       Financial Condition

         At September 30, 2003, the Company had a deficiency in stockholders' equity of approximately $1,615,000 and a working capital deficiency of approximately $1,739,000. The Company has been unable to generate sufficient income from operations in order to meet its operating needs. In addition, the Company has approximately $726,000 in debt maturing in the next twelve months. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

C.       Legal Proceedings

         On October 1, 2003, the Court of Chancery in and for New Castle County, Delaware awarded the Company damages in the amount of $1,648,935, plus prejudgment interest (the full amount sought by the Company), in the Company's lawsuit against Endocare, Inc., arising out of Endocare's failure to register 120,022 shares of its stock as part of the transaction by which the Company sold its cryosurgical equipment assets to Endocare on June 24, 2002. On November 7, 2003, Endocare filed a notice of appeal with the Supreme Court of the State of Delaware. The Company's application for attorneys' fees is being held in abeyance while the matter is appealed. The Company presently is proceeding to execute upon its judgment.

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

D.       Sale of Cryosurgical Assets

         On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare, Inc. In the transaction, which was originally announced on May 29, 2002, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2.2 million in cash and 120,022 shares of Endocare common stock (valued at $1,434,263 on June 25, 2002). There is currently litigation between the companies
(see Note C).

There were no results from discontinued operations for the three- and nine-months ended September 30, 2003.

E.       Inventories

         Inventories consist of $1,502 of finished HypoThermosol solutions at September 30, 2003.

F.       Notes Payable and Issuance of Warrants

         At September 30, 2003, notes payable consisted of the following:


          Notepayable to a stockholder, unsecured, bearing interest at
              10%, due April 2004. The note granted a warrant to the
              payee to purchase 1,000,000 shares of common stock at
              $0.25 per share, as additional consideration for the
              loan.                                                                         $ 250,000
          -------------------------------------------------------------------------------------------
          Note payable to equipment vendor, unsecured, non-interest bearing, payable in
              monthly installments of $10,000, due October 2003.  The Company is currently     75,824
              in default of the note.
          -------------------------------------------------------------------------------------------
          Note payable to a stockholder, unsecured, bearing interest at 10%, due May 2004
              The note granted a warrant to the payee to purchase 500,000 shares of common
              stock at $0.08 per share, as additional consideration for the loan.             100,000
          -------------------------------------------------------------------------------------------
          Note payable to a stockholder, unsecured, bearing interest at 10%, due May 2004
              The note granted a warrant to the payee to purchase 750,000 shares of common
              stock at $0.08 per share, as additional consideration for the loan.             150,000
          -------------------------------------------------------------------------------------------
          Note payable to a stockholder, unsecured, bearing interest at 10%, due May 2004
              The note granted a warrant to the payee to purchase 250,000 shares of common
              stock at $0.08 per share, as additional consideration for the loan.              50,000
          -------------------------------------------------------------------------------------------
          Note payable to a stockholder, unsecured, bearing interest at 10%, due March
              2004. The note granted a warrant to the payee to purchase 500,000 shares of
              common stock at $0.08 per share, as additional consideration for the loan.      100,000
          -------------------------------------------------------------------------------------------
                Total notes payable                                                          $725,824
          -------------------------------------------------------------------------------------------

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

         In August 2003, the Company issued to employees, its legal counsel and a consultant, five-year warrants to purchase an aggregate of 1,558,329 shares of the Company's common stock at $0.08 per share. The warrants were issued in consideration for salaries and professional services. The Company recorded additional-paid-in-capital on the balance sheet of $138,512 and related expense in the Statement of Operations to reflect the fair market value of warrants issued.

G.       Earnings (Loss) Per Share

         Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income from continuing operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants. Potential common shares were not included in the diluted earnings per share amounts for the three- and nine-month periods ended September 30, 2003 and 2002 as their effect would have been anti-dilutive.

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

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                            ------------------------    --------------------------
                                                              2002          2003             2002          2003
                                                              ----          ----             ----          ----
Income (Loss) as reported                                 $ (303,007)     $ (569,069)    $   506,560    $(1,411,323)
Compensation expense based on fair value,
     net of related tax effects                              (20,056)        (26,921)        (60,168)       (80,763)
                                                          ----------      ----------     -----------    -----------
     Pro forma net income (loss)                          $ (323,063)     $ (595,990)    $   446,392    $(1,492,086)
                                                          ==========      ==========     ===========    ===========
Basic and diluted net income (loss) per share as reported $    (0.02)     $    (0.05)    $      0.04    $     (0.11)
                                                          ==========      ==========     ===========    ===========
     Pro forma                                            $    (0.03)     $    (0.05)    $      0.04    $     (0.12)
                                                          ==========      ==========     ===========    ===========

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

         BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation and storage. The Company believes that the HypoThermosol and CryoStor solutions it is selling today are a significant step forward in meeting these needs.

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

         On October 1, 2003, the Court of Chancery in and for New Castle County, Delaware awarded the Company damages in the amount of $1,648,935, plus prejudgment interest (the full amount sought by the Company), in the Company's lawsuit against Endocare, Inc., arising out of Endocare's failure to register 120,022 shares of its stock as part of the transaction by which the Company sold its cryosurgical equipment assets to Endocare on June 24, 2002. On November 7, 2003, Endocare filed a notice of appeal with the Supreme Court of the State of Delaware. The Company's application for attorneys' fees is being held in abeyance while the matter is appealed. The Company presently is proceeding to execute upon its judgment.

RESULTS OF OPERATIONS

FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

         Revenue. For the three-months ended September 30, 2003 revenue from continuing operations increased $36,516, or 26%, to $174,523, compared to $138,007 for the three-months ended September 30, 2003. The increase was due to higher National Institutes of Health ("NIH") grant revenue and sales of HypoThermosol, offset by lower revenue from corporate consulting contracts. For the nine-months ended September 30, 2003, revenue was $515,571, compared to $516,819 for the nine-months ended September 30, 2002. Higher product sales and consulting revenue in the period was offset by lower NIH grant revenue as compared to a year ago.

         Cost of product sales. Cost of product sales for the three-months ended September 30, 2003 totaled $3,598, compared to no cost of product sales for the three-months ended September 30, 2002. Cost of product sales for the nine-months ended September 30, 2003 totaled $12,932, compared to $25,646 for the nine-months ended September 30, 2002. This comparable period reflects a charge to inventory, making a comparison between the two periods difficult.

         Research and development. Expenses relating to research and development for the three-months ended September 30, 2003 increased $35,765, or 17%, to $245,199, compared to $209,434 for the three-months ended September 30, 2002. The increase in research and development expense was due primarily to higher salary-related expense. Expenses relating to research and development for the nine-months ended September 30, 2003 increased $141,479, or 32%, to $583,163, compared to $441,684 for the nine-months ended September 30, 2002. The increase in research and development expenditure for the nine month period was due to an overall higher level of product development activity reflected in higher salary expense, consulting fees, legal expenses relating to the Company's intellectual property portfolio and expenditure on travel.

         Sales and marketing. For the three-months ended September 30, 2003, sales and marketing expense increased $61,115, to $65,241, compared to $4,126 for the three-months ended September 30, 2002. The increase in sales and marketing expense was the direct result of more employees. For the nine-months ended September 30, 2003, sales and marketing expense increased $145,763, to $149,909, compared to $4,146 for the nine-months ended September 30, 2002. The increase was due to the increase in employees and an overall increase in sales and marketing activity compared to a year ago.

         General and administrative expense. For the three-months ended September 30, 2003, general and administrative expense increased $278,784, or 207%, to $413,304, compared to $134,520 for the three-months ended September 30, 2003. The increase in general and administrative expense is attributable to higher legal expense incurred in the period, a direct result of our lawsuit against Endocare, as well as higher insurance, accounting and consulting costs. For the nine-months ended September 30, 2003, general and administrative expense increased $731,298, or 175%, to $1,148,366, compared to $417,068 for the nine-months ended September 30, 2003. The increase in general and administrative expense was attributable to higher legal expense incurred in the period and higher insurance, accounting and consulting costs.

         Discontinued operations. On June 25, 2002, all of the cryosurgical assets, including customer receivables, inventory, fixed assets and intangible assets related to the cryosurgical business, were sold to Endocare for a combination of cash and restricted common stock of the purchaser. For the three- and nine-months ended September 30, 2003 there were no results from the operation of cryosurgical assets, compared to losses of $92,934 and $1,547,824, for the three- and nine-months ended September 30, 2002, respectively.

         Operating expenses and net income. For the three-months ended September 30, 2003, operating expenses increased $379,262, or 109%, to $727,342, compared to $348,080 for the three-months ended September 30, 2002. For the nine-months ended September 30, 2003, operating expenses increased $1,005,786, or 113%, to $1,894,330, compared to $888,544 for the nine-months ended September 30, 2002. The Company reported a net loss of $569,069 for the three months ended September 30, 2003, compared to a net loss of $303,007 for the three months ended September 30, 2003. The company reported a net loss of $1,411,323 for the nine-months ended September 30, 2003, compared to net income of $506,560 for the nine-months ended September 30, 2002. The Company's reported net income or loss for the three and nine months ended September 30, 2002 includes results from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, the Company had cash and cash equivalents of $2,748, compared to cash and cash equivalents of $67,118 at December 31, 2002. In order to continue its operations, the Company will need to secure funding in the immediate short term. In this respect, the Company is currently involved in litigation against Endocare, Inc., seeking to recover damages that it believes it suffered when Endocare failed to register its common shares that the Company received in the sale of the Company's cryosurgical assets in June 2002. In addition to this litigation, the Company is also pursuing other financing initiatives, including the sale of equity securities, the issuance of debt, or other alternatives. The Company can make no assurances that it will be successful in either its litigation against Endocare, or in raising capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Other arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products, marketing territories or other assets. The failure to raise capital when needed will have a significant negative effect on the Company's financial condition and may force the Company to curtail or cease its activities.

         There were no capital expenditures related to continuing operations during the nine-month period ended September 30, 2003, compared to $89,405 in the nine-month period ended September 30, 2002.

         In March 2003, the Company borrowed $100,000 under a 12-month promissory note agreement with an existing stockholder. In connection with this debt raise, the Company issued warrants to purchase 500,000 shares of the Company's Common Stock at $0.08 per share. Also in March 2003, the Company extended payment on a $250,000 12-month promissory note agreement with an existing stockholder. The payment of this note was extended to April 2004. In May 2002, the Company borrowed an aggregate of $300,000 under three 12-month promissory note agreements with existing shareholders. In connection with this debt raise, the Company issued warrants to purchase 1,500,000 shares of the Company's Common Stock at $0.08 per share.

FORWARD LOOKING INFORMATION

         The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contains certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements." Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligations to revise any of these forward-looking statements.

ITEM 3.  CONTROLS AND PROCEDURES

         Within 90 days prior to the date of filing this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14. Based upon the evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

         The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

         Subsequent to the date of the Company's evaluation, there have been no significant changes in the Company's internal controls or in other factors that could affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

                                      BioLife Solutions, Inc.
                                      -----------------------
                                           (Registrant)





Date:  November 14, 2003               By: /s/ John G. Baust, PhD.
                                           --------------------------------
                                           John G. Baust, PhD
                                           President and Chief Executive Officer
                                           (Principal Executive Officer )

                                  EXHIBIT INDEX

Exhibit
Number              Description of Exhibit
------              ----------------------

31.1*      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

32.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


*       Filed herewith