Form 10KSB
period 2003-12-31
BIOLIFE SOLUTIONS INC
filed 2004-04-14
CIK 834365

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-KSB
(MARK ONE)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003
                                         -----------------

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

         Issuer's revenues for the fiscal year ended December 31, 2003 were $605,511.

         As of March 30, 2004, the aggregate market value of voting stock held by nonaffiliates was $1,737,849.

         As of March 30, 2004, there were 12,413,209 shares of Common Stock (par value $.001 per share) outstanding.

         Transitional Small Business Disclosure Format (check one). Yes    No X
                                                                       ---   ---

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

BioLife Solutions, Inc. ("BioLife" or the "Company") was incorporated in 1997 in Delaware as a wholly owned subsidiary of Cryomedical Sciences, Inc. ("Cryomedical"), a company that was engaged in manufacturing and marketing cryosurgical products. BioLife (a) provides contract-based services for the development of cryopreservation solutions and processes, and (b), based upon its patented HypoThermosol(R) platform technology, develops, manufactures and markets proprietary cryopreservation solutions that markedly improve the biological processing and preservation of cells and tissues.

In May 2002, Cryomedical implemented a restructuring and recapitalization program designed to shift its focus away from cryosurgery toward addressing preservation and transportation needs of the biomedical marketplace. On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare, Inc. (NASDAQ: ENDO). In the transaction, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2.2 million in cash and 120,022 shares of Endocare restricted common stock. In conjunction with the sale of Cryomedical's cryosurgical assets, Cryomedical's Board of Directors also approved merging BioLife into Cryomedical and changing its name to BioLife Solutions, Inc. In September 2002, Cryomedical changed its name to BioLife Solutions, Inc. and began to trade under the new ticker symbol, "BLFS" on the OTCBB.

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

Because of the cascading destructive cellular effects that begin with the arrest of metabolism as a result of cooling, and end with cell death through apoptosis, development of new methods of tissue preservation are important to ensure that tissue-engineered products survive the trip from the factory to the operating room in good working order and do not die during transplantation.

Based on its understanding of the molecular basis for the cryogenic destruction of cells through apoptosis, the Company has specifically formulated its HypoThermosol(R) ("HTS") technology to develop a range of proprietary cell, tissue and organ specific hypothermic preservative solutions to satisfy clinicians' need to keep cells and tissue viable longer by:

         o  minimizing cell and tissue swelling;
         o  removing free radicals upon formation;
         o  maintaining appropriate ion balances;
         o providing regenerative, high energy substrates to stimulate recovery upon warming;
         o  avoiding the creation of an acidic state (acidosis); and
         o  inhibiting the onset of apoptosis.

Clinical results suggest that BioLife's customized HypoThermosol(R) solutions significantly prolongs cell, tissue and organ viability, which may, in turn, improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation. BioLife's proprietary HypoThermosol(R) technology is optimized based on molecular biology principles and genetic analysis, not on conventional "cookbook" techniques incorporated in other solutions currently on the market. The Company's line of preservation solutions, based on its patented HypoThermosol(R) technology, is composed of complex synthetic, aqueous solutions containing, in part, minerals and other elements found in human blood which are necessary to maintain fluids and chemical balances throughout the body at near freezing temperatures.

BIOLIFE PRODUCTS

HYPOTHERMOSOL(R)

HypoThermosol(R) is a family of cell-specific, optimized hypothermic (4-10(degree)C) preservation media that allows for improved and extended preservation of biologics. A full line of customized HypoThermosol(R) preservation solutions are available to researchers and clinicians to preserve cells and tissue in low temperature environments for extended periods The Company's HypoThermosol(R) family of preservation media for the hypothermic maintenance and cryopreservation of mammalian cell systems include:

HypoThermosol(R) Base
HypoThermosol(R) Base is a uniquely formulated hypothermic preservation solution designed to address the molecular-biological aspects of cells during the preservation process thereby directly reducing the level of cell death during and following the preservation interval. It has been formulated to provide broad-spectrum chill preservation to most mammalian cell systems. This variant has proven effective at preserving and maintaining cells, tissues and organs of the abdominal and thoracic origins, blood vessels, muscular and neural tissues.

HypoThermosol(R) DCC
HypoThermosol(R)-DCC is a uniquely formulated hypothermic preservation solution designed with the appreciation that the loss of divalent cation homeostasis in cells either at 37(degree)C or 4(degree)C can lead to activation of enzymes (phospholipases, proteases and endonucleases) culminating in cell death. HTS-DCC is especially designed to inhibit these activities.

HypoThermosol(R) FRS
This solution has been formulated to decrease the free radical accumulation in cells undergoing prolonged hypothermic preservation. Numerous investigators have shown that an increase in free radicals can lead to either pathological cell death or apoptosis (programmed cell death) in clinical conditions. HypoThermosol(R)-FRS is very effective at preserving myocardial and kidney tissues, both of which have high-energy demands that can lead to free radical accumulation.

HypoThermosol(R) Purge
HypoThermosol(R)-Purge is an acellular flush solution specifically designed for use during the transition from normothermic to mild hypothermic temperatures (37(degree)C to 20(degree)C) to rinse culture media and native fluids from tissue and whole organ systems prior to suspension in one of the various HypoThermosol(R) preservation solution variants.

CRYOSTOR CRYOPRESERVATION MEDIA

Based on BioLife's proprietary HypoThermosol(R) technology, CryoStor is a family of cell-specific, optimized cryopreservation media designed for frozen storage (temperature of -196(degree)C) of cells and tissues. Its purpose is to extend the cryopreservation window for gene and cell therapy and tissue engineering. CryoStor is uniquely formulated to address the molecular-biological aspects of cells during the preservation process thereby directly reducing the level of Cryopreservation-Induced Delayed-Onset Cell Death.

CryoStor CS5
CryoStor CS5 is BioLife's base cryopreservation solution which is designed to incorporate the principles which led to the successful development of the HypoThermosol(R) series with the incorporation of agents to modulate the physical damaging effects associated with ice formation and cellular freezing such as dimethyl sulfoxide ("DMSO"). As a result of solution design, utilization of the CryoStor platform facilitates substantially improved post-thaw cell survival and allows for the maintenance of this enhanced recovery with substantially reduced levels of cryoprotective agents such as DMSO.

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

GELSTOR SOLID STORAGE SOLUTION

To provide the field of cell therapy and regenerative medicine with the ability to preserve and maintain consistency of cell and genetic material for extended periods, BioLife has developed GelStor and GelStar FRS to support the long distance shipping of biological material in the 40(degree)C to 20(degree)C range. Based on BioLife's proprietary HypoThermosol(R) technology, GelStor has been developed specifically to address the need to transport sensitive cell and tissue material and to serve as a critical adjunct in cell therapy and tissue engineering medicine.

GelStor
This preservation medium is designed to be liquidous above 30(degree)C to allow for suspension of cells and when cooled becomes a solid "gel-like" preservation medium. GelStor is designed for the preservation of sensitive biologics, such as pancreatic islets, where environmental factors such as shock, sheering, etc. have a critical effect on cell viability and short term preservation is necessary for transport.

GelStor-FRS
GelStor-FRS is designed similarly to HypoThermosol(R)-FRS to address the molecular-biological aspects of cells during preservation by decreasing the free radical accumulation in cells which are undergoing preservation or transport.

The Company currently markets its HypoThermosol(R), Cryostar and Gelstor products directly to companies and labs engaged in pre-clinical research, and to academic institutions.

RESEARCH CONTRACTS

BioLife has entered into research agreements with several emerging biotechnology companies engaged in the research and commercialization of cell and gene therapy technology. BioLife contemplates that in many instances, these contracts will lead to continuing sales of its products.

In February 2004, the Company announced that it signed a multi-year supply agreement with Pittsboro, NC-based Hepatotech Inc., a privately-held manufacturer and distributor of hepatocytes (liver cells). Under the terms of the agreement, BioLife will sell to Hepatotech the Company's off-the-shelf Hypothermosol(R) and Cryostor(TM) preservation solutions to support Hepatotech's cell harvest and shipment services. The agreement with Hepatotech further expands the sales opportunities for BioLife's technology.

In February 2004, the Company entered into a research agreement with Ann Arbor, MI-based Aastrom Biosciences, Inc., a company specializing in developing, manufacturing, and marketing tissue repair cells. Under the terms of the agreement, Aastrom will provide BioLife with cartilage biopsies and materials derived therefrom as are necessary to conduct the Research Program with the goal of providing solution formulations to Aastrom. BioLife will be compensated, over time, based on certain project milestones. The entire contract is worth $40,000 if all of the projects are completed.

In March 2003, the Company announced that it signed a multi-year research and development agreement with Edison, NJ-based Tissue Transformation Technologies ("T-Cubed"), a processor, marketer and distributor of human tissues and cells from non-transplantable organs. Under the terms of the agreement, BioLife will work with T-Cubed to develop the next generation of molecular-based preservation technology in support of T-Cubed's emerging cell-based reagents and therapeutic markets. BioLife estimates that the agreement is valued in excess of $700,000, including an upfront payment from T-Cubed, if the entire contract is completed.

In 2001, BioLife entered into a solutions optimization contract with a biotechnology Company specializing in stem cell research. The Company contracted for BioLife to supply an optimized HypoThermosol(R) preservative solution to preserve immature myoblasts (skeletal muscle cells) that doctors injected into the damaged area of a woman's heart in the first autologous human clinical trials for heart muscle regeneration. Ten injections totaling 25 million cells were made into the damaged cells. BioLife's HypoThermosol(R) preservation solution was used both in shipping the original biopsy taken from the patient's thigh as well as in shipping the propagated immature muscle cells back to the surgeon for injection.

In March 1999, BioLife signed an Incubator Licensing Agreement with SUNY whereby BioLife will conduct research and development in the field of cryogenic science and in particular solution technology. BioLife pays the University $1,005 per month during the term of the License and all inventions conceived as a result of these research and development efforts will belong to BioLife.

SBIR GRANTS

The Company has conducted its internal research through Small Business Innovative Research ("SBIR") grants. In conjunction with academic investigators, BioLife has been awarded six National Institute of Health ("NIH") grants and one National Science Foundation grant, valued at $1.38 million, since 2000. These grants involve research based around BioLife's core HypoThermosol(R) technology and includes work on optimizing preservation media for different cellular and tissue applications and more fundamental research into cellular apoptosis and cell and tissue preservation.

In 2004, the Company elected to not continue to engage directly in the SBIR program. Accordingly, based upon numerous discussions with the Small Business Administration and a review of applicable SBIR rules and regulations, the Company entered into a Research Agreement with Cell Preservation Services, Inc. ("CPSI") to outsource to CPSI all BioLife research currently funded through SBIR grants. CPSI is owned by Dr. John M. Baust, a recognized expert in cell preservation, a former employee of BioLife and the son of John G. Baust, the CEO of BioLife. Robert Van Buskirk, formerly Vice President, Business Development of BioLife and the person primarily responsible for processing applications for SBIR grants for BioLife, also has left the employ of BioLife and joined CPSI. The Research Agreement, which was negotiated on an arms length basis and designed to comply with the rules and regulations applicable to the performance of research with respect to SBIR grants, establishes a format pursuant to which CPSI will (a) take over the processing of existing applications for SBIR grants applied for by BioLife ("Current Projects"), (b) apply for additional SBIR grants for future research projects ("Future Projects"), (c) perform a substantial portion of the principal work to be done, in terms of (i) time spent, and (ii) research, in connection with Current Projects and Future Projects (the "Research"), and (d) utilize BioLife personnel as consultants with respect to such Research. In conjunction therewith, BioLife has granted to CPSI a non-exclusive, royalty free license (with no right to sublicense) to use BioLife's technology solely for the purpose of conducting the research in connection with the Current Projects and Future Projects. Pursuant to the Research Contract, (x) BioLife will, among other things, provide CPSI with (i) suitable facilities in which to conduct the Research, including basic research equipment and office equipment ("Facilities"), and (ii) management services ("Management Services"), and (y) CPSI will (i) accept assignment of Current Projects, (ii) be responsible for conducting Research with respect to Current Projects and Future Projects, (iii) as mutually agreed to by the parties and within the confines of the rules and regulations applicable to the performance of Research with respect to SBIR grants, utilize BioLife's personnel as consultants, (iv) provide suitable experienced personnel, including, without limitation, a principal investigator/program director, to conduct the Research,
(v) comply with all federal laws, rules and regulations applicable to SBIR grants and file all necessary forms and reports with the federal agency awarding the SBIR grants, and (vi) utilize the Facilities and Management Services and pay BioLife fees with respect thereto. BioLife is to own all right, title and interest in and to any technology, inventions, designs, ideas, and the like (whether or not patentable) that emanates from the Current Projects, Future Projects and Research.

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

Tissue engineering has led to the development of several artificial tissue substitutes for the therapeutic treatment of injury and disease. The process of preparing engineered tissue involves isolation of cells, manipulation and purification, expansion to larger quantities -- often requiring appropriate media and support materials, some mechanism to control differentiation and longevity of the cells, and processes and conditions for maintaining viability during transportation and storage. The development of effective delivery systems for engineered tissue has been the subject of enormous investment for the last several years. The delivery systems serve to protect cells from arduous conditions during culture and distribution, and these delivery systems are often vital for protection of cells.

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

Common to each of these markets is the need for hypothermic preservation media that yields both extended survival time and superior post-preservation performance when contrasted with current processes and non-specific solutions currently in use. For companies in these market segments, the therapeutic benefit they deliver to clinicians and patients is dependent on establishing a reasonable shelf-life for the end product. BioLife is addressing this underlying and unmet need, of providing an enabling technology -- a superior preservation or culture medium -- to the entire biomedical industry.

A large and rapidly growing market already exists for extending the life and viability of cartilage and skin. Engineered cartilage and skin generated worldwide sales of $47.5 million in 2001. The market for engineered skin is expected to grow at a compound annual growth rate ("CAGR") of 44.8% between 2002 and 2010. The market for engineered bone is expected to grow at a CAGR of 31.2% between 2002 and 2010. The market for engineered cartilage is expected to grow at a CAGR of 12.5% between 2002 and 2010.

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

The Company is unable to forecast its potential product sales in any of these markets because each of these markets are in their infancy and not all of the Company's competitors are known.

MANUFACTURING

BioLife's HypoThermosol(R) line of preservation solutions currently are manufactured in-house in accordance with the Company's patented and proprietary formulas. In February 2003, the Company entered into a two-year non-exclusive manufacturing agreement with a contracted manufacturer. BioLife last ordered solutions from such manufacturer in March 2003. There are multiple sources available from which the Company can have HypoThermosol(R) manufactured.

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

Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the Company's products may be marketed. In addition, to obtain such clearances or approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on the Company. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. There can be no assurance that the Company will be able to obtain regulatory clearances or approvals for products on a timely basis or at all, and delays in receipt of or failure to receive such approvals, or the loss of previously obtained approvals, or the failure to comply with existing or future regulatory requirements, would have a material adverse effect on the Company's business, financial condition and results of operations.

As a component of other developed technology, HypoThermosol(R) is not subject to specific FDA pre-market approval. In particular, the Company is not required to sponsor formal prospective, controlled clinical-trials in order to establish safety and efficacy. However, it is highly likely that all potential customers would require BioLife to comply with Good Manufacturing Procedures ("GMP") as mandated by FDA.

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

INTELLECTUAL PROPERTY

Obtaining and maintaining a strong intellectual property position is a key component of the Company's competitive strategy. In addition to keeping competitors out of our key markets, a broad portfolio of intellectual property will enable BioLife to negotiate more favorable licensing and distribution agreements than could otherwise occur. The Company is committed to aggressively protect BioLife's intellectual property portfolio.

BioLife's core HypoThermosol(R) cell preservation technology is protected by U.S. Patent No. 6,045,990, "Inclusion of Apoptotic Regulators in Solutions for Cell Storage at Low Temperature," owned by the Company, which covers the use of cell-free solution compositions for hypothermic cell storage supplemented with agents inhibiting apoptotic induced cell death. Additionally, solutions for cell storage at hypothermic temperatures supplemented with cell death inhibitors for cryopreservation are disclosed. BioLife's other core patent (No. 5,405,942) contains claims relating to tissue preservation and bloodless surgery in the field of organ transplantation.

In February 2003, the Company filed a patent application (Serial No. 10/372,379) entitled "Method and Use of Protein Microarray Technology and Proteomic Analysis to Determine Efficacy of Human and Xenographic Cell, Tissue and Organ Transplant" which contains claims related to systems, tools, and methods for assessing the success of the transplant of a cell, tissue, or organ before and after transplant.

In October 2003, the Company was awarded U.S. Patent No. 6,632,666 B2 entitled "Normothermic, Hypothermic and Cryopreservation Maintenance and Storage Cells, Tissues and Organs in Gel-Based Media". This patent covers gel-based compositions for normothermic, Hypothermic and cryopreservative transport or storage of plant tissues or cells and animal organs, tissues or cells, the gel-based compositions comprising a cell maintenance and preservation medium and a gelling agent.

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

The Company's patents protect HypoThermosol(R) from both literal infringement and also infringement under the Doctrine of Equivalents. This doctrine does not allow infringement to be avoided by simply replacing an element or component of BioLife's invention.

In addition to the Company's corporate logo and name, BioLife has trademarked the following product names:
         o  HypoThermosol(R)
         o  CryoStor
         o  GelStor
         o  BioPak

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

BioLife faces competition in the markets for its line of HypoThermosol(R) preservation solutions from several much larger companies, including Organ Recovery Systems, Inc., which is developing low temperature technologies for the preservation and transportation of tissue and Barr Laboratories, Inc., which is selling Viaspan, the organ preservation solution, under license from DuPont Pharmaceuticals Company. SangStat Medical Corporation also has developed a preservation medium, which is indicated for use in the U.S. only for cardiac transplantation

The Company expects competition to intensify with respect to the areas in which it is involved as technical advances are made and become more widely known.

EMPLOYEES

The Company's business is highly dependent upon its ability to attract and retain qualified scientific, technical and management personnel. BioLife had six full-time employees and four research and development contractors at December 31, 2003. The Company is not a party to any collective bargaining agreements.

REPORTS TO SECURITY HOLDERS

This annual report, including the exhibits and schedules filed as part of the annual report, may be inspected at the public reference facility maintained by the Securities and Exchange Commission ("SEC") at its public reference room at 450 Fifth Street, NW, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC which can be accessed at www.sec.gov.

The Company also makes its periodic and current reports available, free of charge, on its website, www.BioLifeSolutions.com, as soon as reasonably practicable after such material is electronically filed with the

SEC. Information available on our website is not a part of, and should not be incorporated into, this annual report on Form 10-K.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

Rental expense for all of the Company's facilities for the year ended December 31, 2003 totaled approximately $12,000.

In March 1999, BioLife signed an Incubator Licensing Agreement with SUNY Binghamton, whereby BioLife, leases 720 square feet of office and laboratory space at the University at a rental of rate of $1,005 per month. The Company is evaluating the option to extend such licensing agreement.

In January 2004, BioLife signed a 3 year lease with Field Afar Properties, LLC whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month. Renovation of this new facility is expected to be completed in April 2004.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

BioLife has been involved in a lawsuit against Endocare, Inc., arising out of Endocare's failure to register 120,022 shares of its stock as part of the transaction by which the Company sold its cryosurgical equipment assets to Endocare in a transaction that closed on June 24, 2002. In the lawsuit, the Company claimed damages of $1,648,935, comprising the proceeds that could have been realized had Endocare properly registered the Stock within the time frame set forth in the Registration Rights Agreement entered into between the parties. Endocare filed an answer and counterclaim, seeking damages of over $5,000,000 as a result of various alleged breaches by the Company of the Asset Purchase Agreement entered into between the parties. Trial in this matter began on March 31, 2003 and concluded on April 3, 2003. On October 10, 2003, the State of Delaware issued a Final Order and Judgment in favor of BioLife in the amount of $1,648,935 plus prejudgment interest. On February 25, 2004, the Company collected $1.88 million from Endocare for damages, interest, and legal fees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------

PRICE RANGE OF COMMON STOCK

The common stock, par value $.001 per share, of the Company ("Common Stock") is traded on the OTC Bulletin Board under the symbol "BLFS." The following table sets forth the high and low closing prices for the Common Stock for the periods indicated.

                                                     Price Range
                                                     -----------
                                             High                   Low
                                             ----                   ---
         Quarter Ended:
         --------------

              March 31, 2001                $0.69                  $0.38
              June 30, 2001                 $0.48                  $0.21
              September 30, 2001            $0.30                  $0.04
              December 31, 2001             $0.35                  $0.04

              March 31, 2002                $0.29                  $0.09
              June 30, 2002                 $0.25                  $0.10
              September 30, 2002            $0.20                  $0.10
              December 31, 2002             $0.20                  $0.09

              March 31, 2003                $0.17                  $0.11
              June 30, 2003                 $0.22                  $0.11
              September 30, 2003            $0.15                  $0.08
              December 31, 2003             $0.18                  $0.08

HOLDERS

As of December 31, 2003, there were 523 holders of record of the Common Stock.

DIVIDEND HISTORY AND POLICY

The Company has never paid cash dividends on its Common Stock and does not anticipate that any cash dividends will be paid for the foreseeable future.

PRIVATE PLACEMENTS

In March 2002, the Company borrowed $250,000, represented by a 12-month promissory note agreement. The principal balance on this promissory note accrues interest at the rate of 10% per annum. In connection with the promissory note, the Company issued warrants to purchase one million shares of the Company's common stock at $0.25 per share. The payment of this note was extended in March 2003 for an additional 12 months and the warrants associated with the note have been repriced at $0.08 per share. All principal and interest payable on this note was paid in March 2004.

In March 2003, the Company borrowed $100,000, represented by a 12-month promissory note agreement. The principal balance on this promissory note accrues interest at the rate of 10% per annum. In connection with the promissory note, the Company issued warrants to purchase 500,000 shares of the Company's common stock at $0.08 per share. All principal and interest payable on this note was paid in March 2004.

In May 2003, the Company borrowed $300,000, represented by three (3) 12-month promissory note agreements. The principal balances on these promissory notes accrue interest at the rate of 10% per annum. In connection with the promissory notes, the Company issued warrants to purchase 1,500,000 shares of the Company's common stock at $0.08 per share. All principal and interest payable on these notes was paid in March 2004.

In December 2003, the Company completed a private placement of 55.125 Units, raising $1,226,533 in cash, net of issuance costs of $23,467, and $128,125 as payment of accrued salaries to certain employees. Each Unit was priced at $25,000 and consisted of one share of Series G convertible non-redeemable preferred stock, convertible into 312,500 shares of common stock, and one warrant to purchase 312,500 shares of common stock at $.08 per share, on or before October 2013. The Units were placed with investors in the United States and Europe, and the sales of the Units were exempt from Registration under the Securities Act pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------

The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth elsewhere herein. The discussion of the results from operations includes only the Company's continuing operations.

BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation and storage. The Company believes that HypoThermosol(R), GelStor and CryoStor products it is selling today are a significant step forward in meeting these needs.

The Company's line of preservation solutions is composed of complex synthetic, aqueous solutions containing, in part, minerals and other elements found in human blood, which are necessary to maintain fluids and chemical balances throughout the body at near freezing temperatures. The solutions preserve cells and tissue in low temperature environments for extended periods after removal of the cells through minimally invasive biopsy or surgical extraction, as well as in shipping the propagated material for the application of cell or gene therapy or tissue engineering. BioLife has entered into research agreements with several emerging biotechnology companies engaged in the research and commercialization of cell and gene therapy technology and has received several government research grants in partnership with academic institutions to conduct basic research, which could lead to further commercialization of technology to preserve human cells, tissues and organs.

The Company currently markets its HypoThermosol(R), CryoStor and GelStor line of solutions to companies and labs engaged in pre-clinical research, and to academic institutions.

LIQUIDITY AND CAPITAL RESOURCES

During 2003, our first full year of product sales, we financed our operations primarily from the proceeds from financing activities conducted during the year as our product sales were not sufficient to support our operating activities or service other debt. Proceeds from financing activities totaled $1,586,233 during the year and were comprised of note issuances and issuance of preferred stock.
Note issuances during 2003 totaled $400,000 and proceeds from preferred stock and warrants totaled $1,226,533. Principal payments on a pre-existing note totaled $40,300 during the year. As of December 31, 2003, we had cash and cash equivalents of $787,904 and total assets of $2,963,911. A legal settlement receivable of $1,871,945 was recorded in 2003 as the Court entered a judgment in favor of the Company in its lawsuit with Endocare. On February 25, 2004, the Company settled with Endocare and collected the judgment, interest and a reimbursement of legal fees.

During the year ended December 31, 2003, net cash used by continuing operations was approximately $854,228 as compared to net cash used by continuing operating activities of $364,702 for the year ended December 31, 2002. The increase in net cash used in operating activities in 2003 resulted primarily from a net loss of $1,303,368 during the year as the Company shifted focus to product sales and accumulated accounts payable. Accounts receivable (net) decreased to $34,851 at December 31, 2003 from $44,666 at December 31, 2002. The increase primarily was due to the decrease in sales as the Company's focus shifted to product sales. Inventory increased to $39,805 at December 31, 2003 from $0 at December 31, 2002 as all inventory was written off at December 31, 2002. Other factors contributing to the net cash used by operating activities included an increase in accounts payable and accrued liabilities.

Net cash used in investing activities totaled $11,219 during the year ended December 31, 2003 which resulted from purchase of property and equipment. Net cash provided by investing activities totaled $2,112,613 during the year ended December 31, 2002. The amount for fiscal 2002 is the result of cash proceeds from the sale of cryosurgical assets in the amount of $2,200,000 and purchases of property and equipment totaling $87,387.

Net cash provided by financing activities totaled $1,586,233 and $345,824 during the years ended December 31, 2003 and 2002, respectively. In fiscal year 2003, net cash was provided by issuance of notes in the amount of $400,000 and issuance of preferred stock and warrants in the amount of $1,226,533. Principal payments on existing notes during the year totaled $40,300. In 2002, net cash provided was derived from proceeds from note issuances totaling $565,824 and principal payments on existing notes totaling $220,000.

During 2003, the Company was not able to support its operating activities through sales of its products or contracted revenue sources as the Company focused on product sales for the first full year. As a result, operations were funded primarily with proceeds from notes and issuance of preferred stock. The Company maintains no line of credit or bank notes. In addition, the Company accumulated a significant amount of payables and accrued expenses during the year as its operation continued its transition to product sales related activities. In February of 2004, the Company collected proceeds in the amount of $1,887,474 from its settlement of the Endocare lawsuit. With these proceeds, the Company was able to pay all outstanding note obligations as well as pay off a majority of the accrued liabilities.

Strategies for 2004 and beyond include procuring multiyear agreements with manufacturing and distributing companies in an effort to establish annuity revenue streams. These annuity type agreements will enable us to stabilize and forecast revenues and cash flows. In February 2004, the Company announced that it signed a multi-year supply agreement with Pittsboro, NC-based Hepatotech Inc., a privately-held manufacturer and distributor of hepatocytes (liver cells). Under the terms of the agreement, BioLife will sell Hepatotech its off-the-shelf Hypothermosol(R) and Cryostor(TM) preservation solutions to support Hepatotech's cell harvest and shipment services. The agreement with Hepatotech further expands the sales opportunities for BioLife's technology.

In February 2004, the Company entered into a research agreement with Ann Arbor, MI-based Aastrom Biosciences, Inc., a company specializing in developing, manufacturing, and marketing tissue repair cells. Under the terms of the agreement, Aastrom will provide BioLife with cartilage biopsies and materials derived therefrom as are necessary to conduct the Research Program with the goal of providing solution formulations to Aastrom.

The Company believes it has sufficient funds to continue operations in the near term. However, it may need to raise additional funds through additional financings, including private or public equity and/or debt offerings and collaborative research and development arrangements with corporate partners in order to pursue new business opportunities. Our future capital requirements will depend on many factors, including the ability to market and sell our product line, research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the maintenance of our manufacturing facility, the maintenance of sales and marketing capabilities, and the establishment of collaborative relationships with other parties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates estimates including those related to bad debts, inventories, fixed assets, intangible assets, income taxes, restructuring costs, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company's judgments on the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS (YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002)

REVENUE
Revenue for the year ended December 31, 2003 decreased $243,280 or 29%, to $605,511, compared to $848,791 for the year ended December 31, 2002. The decrease in revenue is attributable to a reduction in grant revenue as a result of expiration of several 2002 grants, while being awarded only one new grant in 2003. In addition, consulting revenue declined as a result of scheduled completion of contracts with 2 consulting clients. The shift of the Company's focus toward product sales resulted in a 467% increase in product sales over 2002.

COST OF PRODUCT SALES
For the year ended December 31, 2002, the entire cost of product sales was the result of all of the Company's product inventory written off at year end as it was utilized in research and development activities during the year. In 2003, cost of product sales was $9,387 and represented the direct costs associated with product sales during the year.

RESEARCH AND DEVELOPMENT
Expenses relating to research and development for the year ended December 31, 2003 increased $114,511, or 18%, to $759,309, compared to $644,798 for the year ended December 31, 2002. The increase in research and development expense was due to several factors relating to increased research and development activity. Lab supply expenses increased 35% with the shift in focus to product sales and manufacturing refinement. Legal expenses increased 53% as the Company incurred patent related attorneys fees to protect its intellectual property. Higher headcount in 2003 resulted in an increase in salary expenses by 30% over 2002.

SALES AND MARKETING
For the year ended December 31, 2003, sales and marketing expense increased $144,703, or 230%, to $207,691, compared to $62,988 for the year ended December 31, 2002. The increase in sales and marketing expense was due to the hiring of a VP of Sales late in 2002 as well as greater sales and marketing-related activity, including the travel and trade show attendance.

GENERAL AND ADMINISTRATIVE EXPENSE
For the year ended December 31, 2003, general and administrative expense increased $490,782, or 67% to $1,226,252, compared to $735,470 for the year ended December 31, 2002. This increase was due to several factors including amortization expense related to financing activities in 2003 totaling $205,653. Accounting fees were substantially higher as the Company hired a full time consultant for all accounting related activities. Legal fees increased by 38% over 2002 as the Company incurred additional fees related to the lawsuit with Endocare.

OPERATING EXPENSES AND NET INCOME
For the year ended December 31, 2003, operating expenses increased $733,737, or 50% to $2,202,639, compared to $1,468,902 for the year ended December 31, 2002. The Company reported net loss of $(1,303,368) for the year ended December 31, 2003, compared to a net income of $215,876 for the year ended December 31, 2002. The Company's reported net income for the year ended December 31, 2002 includes results from discontinued operations and the gain on disposal of cryosurgical assets.

CASH AND CASH EQUIVALENTS
At December 31, 2003, the Company had cash and cash equivalents of $787,904, compared to cash and cash equivalents of $67,118 at December 31, 2002. At December 31, 2003, the Company had a working capital surplus of $1,233,123, compared to a working capital deficit of $(711,965) at December 31, 2002. The increase in the Company's cash and working capital position compared to December 31, 2002 was due to financing activities during the year.

CONTRACT OBLIGATIONS
The Company leases equipment as lessee, under operating leases expiring on various dates through 2005. The leases require monthly payments of approximately $2,340.

In March 1999, the Company signed an Incubator Licensing Agreement with State University of New York (SUNY) whereby the Company will conduct research and development in the field of cryogenic science and in particular solution technology. The Company will pay the University $1,005 per month during the term of the License, which expires in July 2004, unless terminated earlier by either party, and all inventions conceived as a result of these research and development efforts will belong to the Company. The Company is evaluating the option to extend such licensing agreement.

Effective January 8, 2004, the Company has entered into a non-cancelable operating lease for new space in Owego, NY that expires in January 2007. The lease payments under the new lease will be $6,200 per month. The building in which the Company will lease space is partially owned by the Company's president.

RISK FACTORS

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

The Company has incurred annual operating losses since inception, and may continue to incur operating losses because new products will require substantial development, clinical, regulatory, manufacturing, marketing and other expenditures. For the fiscal years ended December 31, 2003 and December 31, 2002, the Company had net loss of $1,303,368 and a net income of $215,876, respectively. As of December 31, 2003, the Company's accumulated deficit was $39,319,476 ($1,824,368 of this accumulated deficit is attributed to 2003, the first full year that the Company focused primarily on product sales). The Company may not be able to successfully commercialize its current or future products, achieve significant revenues from sales, or achieve or sustain profitability. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

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

THERE IS UNCERTAINTY SURROUNDING THE COMPANY'S ABILITY TO SUCCESSFULLY COMMERCIALIZE ITS PRESERVATIVE SOLUTIONS.

The Company's growth depends, in part, on its continued ability to successfully develop, commercialize and market the Company's HypoThermosol(R) preservative solutions. Even in markets that do not require the Company to undergo clinical trials and obtain regulatory approvals, the Company's line of HypoThermosol(R) preservative solutions will not be used unless they present an attractive alternative to competitive products and the benefits and cost savings achieved through their use outweigh the cost of the solutions. The Company believes that recommendations and endorsements of physicians will be essential for market acceptance of the HypoThermosol(R) product line.

THE SUCCESS OF THE COMPANY'S HYPOTHERMOSOL(R) PRESERVATIVE SOLUTIONS IS DEPENDANT, IN PART, ON THE COMMERCIAL SUCCESS OF NEW CELL AND GENE THERAPY TECHNOLOGY.

The Company is developing preservative media for, and marketing its HypoThermosol(R) preservative solutions to, biotechnology companies and research institutions engaged in research and development of cell, gene and tissue reengineering therapy. Although the Company, as a component supplier, may not be subject to the same formal prospective, controlled clinical-trials to establish safety and efficacy, and to substantial regulatory oversight by the FDA and other regulatory bodies, with respect to the commercialized end products or therapies developed by these biotechnology companies and research institutions, the development of these therapies are years away from commercialization, and demand, if any, for the HypoThermosol(R) preservative solutions in these markets, is expected to be limited for several years.

THE COMPANY FACES SIGNIFICANT COMPETITION.

The Company faces competition in the markets for its HypoThermosol(R) preservation solution from several much larger companies, including Organ Recovery Systems, Inc., which is developing low temperature technologies for the preservation and transportation of tissue and Barr Laboratories, Inc., which is selling Viaspan, the organ preservation solution, under license from DuPont Pharmaceuticals Company. SangStat Medical Corporation has also developed a preservation medium for use for cardiac transplantation in the U.S.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BIOLIFE SOLUTIONS, INC.
Binghamton, New York

We have audited the accompanying Consolidated Balance Sheets of BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY as of December 31, 2003 and 2002, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Stockholders' Equity (Deficiency) and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has been unable to generate sufficient income from operations to meet its operating needs and may not have sufficient liquidity to meet its financial obligations in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aronson & Company

Rockville, Maryland
February 26, 2004

                     BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                          December 31,       December 31,
                                                                              2003               2002
                                                                          ------------       ------------
Assets
------
Current assets
     Cash and cash equivalents                                            $    787,904       $     67,118
     Accounts receivables, trade                                                34,851             44,666
     Legal settlement receivable                                             1,871,945                 --
     Inventories                                                                39,805                 --
     Loan financing costs, net of accumulated amortization of
     $334,529 and $128,876 at December 31, 2003 and 2002,
     respectively                                                              106,408             25,753
     Prepaid expenses and other current assets                                      --             18,595
                                                                          ------------       ------------
          Total current assets                                               2,840,913            156,132
                                                                          ------------       ------------

Property and equipment
      Furniture and computer equipment                                          36,486             31,266
      Manufacturing and other equipment                                        183,830            177,831
                                                                          ------------       ------------
Total                                                                          220,316            209,097
      Less: Accumulated depreciation and amortization                          (97,318)           (51,383)
                                                                          ------------       ------------
Net property and equipment                                                     122,998            157,714
                                                                          ------------       ------------
Total assets                                                              $  2,963,911       $    313,846
                                                                          ============       ============

Liabilities and Stockholders' Equity (Deficiency)
-------------------------------------------------
Current liabilities
     Accounts payable                                                     $    563,359       $    171,666
     Accrued expenses                                                           83,422            105,801
     Accrued salaries                                                          255,485            244,806
     Notes payable - related parties                                           650,000            250,000
     Notes payable - other                                                      55,524             95,824
                                                                          ------------       ------------
          Total current liabilities                                          1,607,790            868,097
                                                                          ------------       ------------

Commitments and contingencies

Stockholders' equity (deficiency)
     Series F convertible preferred stock, $.001 par value; 12,000
         shares authorized, 12,000 shares issued and outstanding                    12                 12
     Series G convertible preferred stock, $.001 par value; 80
         shares authorized, 55 shares issued and outstanding                        --                 --
     Common stock, $0.001 par value; 25,000,000
         shares authorized, 12,413,209 shares issued and outstanding            12,413             12,413
     Additional paid-in capital                                             40,663,172         38,362,695
     Accumulated deficit                                                   (39,319,476)       (37,495,108)
     Accumulated other comprehensive loss                                           --         (1,434,263)
                                                                          ------------       ------------

Total stockholders' equity (deficiency)                                      1,356,121           (554,251)
                                                                          ------------       ------------

Total liabilities and stockholders' equity (deficiency)                   $  2,963,911       $    313,846
                                                                          ============       ============


               The accompanying Notes to Financials Statements are
                 an integral part of these financial statements

                     BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     Years Ended
                                                                                     December 31,
                                                                           -------------------------------
                                                                               2003               2002
                                                                               ----               ----
Revenue
     Grant revenue                                                         $    309,359       $    641,825
     Consulting revenue                                                         149,360            181,080
     Product sales                                                              146,792             25,886
                                                                           ------------       ------------
Total revenue                                                                   605,511            848,791
                                                                           ------------       ------------

Operating expenses
     Research and development                                                   759,309            644,798
     Sales and marketing                                                        207,691             62,988
     Product sales                                                                9,387             25,646
     General and administrative                                               1,226,252            735,470
                                                                           ------------       ------------
Total expenses                                                                2,202,639          1,468,902
                                                                           ------------       ------------

Operating loss                                                               (1,597,128)          (620,111)
                                                                           ------------       ------------

 Other income (expense)
     Legal settlement income                                                    214,672                 --
     Other income                                                                 3,200                 --
     Interest income                                                            128,202                835
     Interest expense - related parties                                         (52,014)           (18,750)
     Interest expense - other                                                      (300)                --
                                                                           ------------       ------------
 Total other income (expense)                                                   293,760            (17,915)
                                                                           ------------       ------------

Loss from continuing operations before benefit
     for income taxes                                                        (1,303,368)          (638,026)
Benefit for income taxes                                                             --           (329,606)
                                                                           ------------       ------------

Loss from continuing operations                                              (1,303,368)          (308,420)
                                                                           ------------       ------------

Discontinued operations
  Loss from discontinued operations, net of tax benefit of $606,872                  --           (965,335)
  Gain on disposition of cryosurgical assets, net of tax of $936,478                 --          1,489,631
                                                                           ------------       ------------
 Total discontinued operations                                                       --            524,296
                                                                           ------------       ------------

 Net (loss) income                                                           (1,303,368)           215,876

 Series G preferred stock deemed dividend                                       521,000                 --
                                                                           ------------       ------------

 Net (loss) income attributable to holders of common stock                 $ (1,824,368)      $    215,876
                                                                           ============       ============

 Basic and diluted net (loss) income per common share attributable to holders of common stock:
    Loss from continuing operations                                        $      (0.15)      $      (0.02)
    Loss from discontinued operations                                                --              (0.08)
    Gain on disposition of cryosurgical assets                                       --               0.12
                                                                           ------------       ------------

Total basic and diluted net (loss) income per common share
    attributable to holders of common stock:                               $      (0.15)      $       0.02
                                                                           ============       ============

Basic and diluted weighted average common shares used to compute net
    (loss) income per share                                                  12,413,209         12,413,209
                                                                           ============       ============


               The accompanying Notes to Financials Statements are
                 an integral part of these financial statements

                     BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                                              Years Ended
                                                              December 31,
                                                     -----------------------------
                                                         2003              2002
                                                     -----------       -----------
Net (loss) income                                    $(1,303,368)      $   215,876
                                                     -----------       -----------

Unrealized gain (loss) on marketable securities        1,434,263        (1,434,263)
                                                     -----------       -----------

Total other comprehensive income (loss)                1,434,263        (1,434,263)
                                                     -----------       -----------

Comprehensive income (loss)                          $   130,895       $(1,218,387)
                                                     ===========       ===========


               The accompanying Notes to Financials Statements are
                 an integral part of these financial statements

                     BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                   Convertible Series F                                                   Accumulated      Total
                                   and Preferred Stock       Common Stock      Additional                    other     stockholders'
                                   --------------------  --------------------   paid-in      Accumulated comprehensive    equity
                                      Shares    Amount     Shares     Amount    capital        deficit       loss      (deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002              12,000     $ 12    12,413,209  $ 12,413 $ 38,009,325  $(37,710,984) $        --  $   310,766
Issuance of warrants and options
  for consulting and professional
  services                                --       --            --        --      198,741            --           --      198,741
Issuance of warrants for loan
  financing costs                         --       --            --        --      154,629            --           --      154,629
Unrealized loss on marketable
  securities                              --       --            --        --           --            --   (1,434,263)  (1,434,263)
Net income                                --       --            --        --           --       215,876           --      215,876
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002            12,000     $ 12    12,413,209  $ 12,413 $ 38,362,695  $(37,495,108) $(1,434,263) $  (554,251)
Issuance of warrants for
  professional services                   --       --            --        --       47,589            --           --       47,589
Issuance of warrants for loan
  financing costs                         --       --            --        --      286,308            --           --      286,308
Issuance of warrants in lieu of
  cash compensation                       --       --            --        --       90,922            --           --       90,922
Issuance of convertible Series G
  preferred stock                         55       --            --        --    1,354,658            --           --    1,354,658
Deemed dividend on convertible
  Series G preferred stock                --       --            --        --      521,000      (521,000)          --           --
Disposal of marketable securities         --       --            --        --           --            --    1,434,263    1,434,263
Net loss                                  --       --            --        --           --    (1,303,368)          --   (1,303,368)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003            12,055     $ 12    12,413,209  $ 12,413 $ 40,663,172  $(39,319,476) $        --  $ 1,356,121
===================================================================================================================================


               The accompanying Notes to Financials Statements are
                 an integral part of these financial statements

                     BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Years Ended December 31,
                                                                                             2003              2002
                                                                                         -----------       -----------
Cash flows from operating activities
     Net (loss) income                                                                   $(1,303,368)      $   215,876
Adjustments to reconcile net (loss) income to net cash used by operating activities
      Gain on disposition of cryosurgical assets                                                  --        (2,426,109)
      Loss from discontinued operations                                                           --         1,572,207
      Depreciation                                                                            45,935            40,004
      Amortization of loan financing costs                                                   205,653           128,876
      Write-down of inventory                                                                     --            25,685
      Disposal of marketable securities                                                    1,434,263                --
      Issuance of warrants and options for compensation, consulting and
        professional services                                                                138,511           198,741
  Change in operating assets and liabilities net of effects from disposition of cryosurgical assets:
     (Increase) decrease in
        Accounts receivable, trade                                                             9,815           (20,731)
        Legal settlement receivable                                                       (1,871,945)               --
        Inventories                                                                          (39,805)               --
        Prepaid and other current assets                                                      18,595           (18,595)
     Increase (decrease) in
         Accounts payable                                                                    391,693            80,715
         Accrued expenses                                                                    (22,379)         (218,870)
         Accrued salaries                                                                    138,804            57,499
                                                                                         -----------       -----------
Cash used by continuing operations                                                          (854,228)         (364,702)
Cash used by discontinued operations                                                              --        (2,312,722)
                                                                                         -----------       -----------
Net cash (used) by operating activities                                                     (854,228)       (2,677,424)
                                                                                         -----------       -----------
Cash flows from investing activities
     Proceeds from sale of cryosurgical assets                                                    --         2,200,000
     Purchase of property and equipment                                                      (11,219)          (87,387)
                                                                                         -----------       -----------
Net cash (used) provided by investing activities                                             (11,219)        2,112,613
                                                                                         -----------       -----------
Cash flows from financing activities
     Proceeds from notes payable                                                             400,000           565,824
     Principal payments on notes payable                                                     (40,300)         (220,000)
     Issuance of preferred stock and warrants                                              1,226,533                --
                                                                                         -----------       -----------
Net cash provided by financing activities                                                  1,586,233           345,824
                                                                                         -----------       -----------
Net increase (decrease) in cash                                                              720,786          (218,987)
Cash - beginning of year                                                                      67,118           286,105
                                                                                         -----------       -----------
Cash - end of year                                                                       $   787,904       $    67,118
                                                                                         ===========       ===========
Supplemental cash flow information
   Actual cash payments for:
     Interest - other                                                                    $       300       $     1,673
                                                                                         ===========       ===========
Noncash investing and financing activities
     Marketable securities received from disposition of cryosurgical assets              $        --       $ 1,434,263
                                                                                         ===========       ===========
     Warrants issued for payment of loan financing costs                                 $   286,308       $   154,629
                                                                                         ===========       ===========
     Series G convertible preferred stock issued for accrued salaries                    $   128,125       $        --
                                                                                         ===========       ===========


               The accompanying Notes to Financials Statements are
                 an integral part of these financial statements

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Incorporated in 1998 in the State of Delaware as a wholly owned subsidiary of Cryomedical Sciences, Inc. ("Cryomedical"), BioLife Solutions, Inc. ("BioLife" or the "Company") develops, manufactures and markets low temperature technologies for use in preserving and prolonging the viability of cellular and genetic material for use in cell therapy and tissue engineering. The Company's patented HypoThermosol(R) platform technology is used to provide customized preservation solutions designed to significantly prolong cell, tissue and organ viability. These solutions, in turn, could improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation. The Company currently markets its HypoThermosol(R) line of solutions directly and through a distributor to companies and labs engaged in pre-clinical research, and to academic institutions.

In May 2002, Cryomedical implemented a restructuring and recapitalization program designed to shift its focus away from cryosurgery towards addressing preservation and transportation needs in the biomedical marketplace. On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare Inc., a public company. In the transaction, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2.2 million in cash and 120,022 shares of Endocare restricted common stock. In conjunction with the sale of Cryomedical's cryosurgical assets, Cryomedical's Board of Directors also approved merging BioLife into Cryomedical and changing its name to BioLife Solutions, Inc. In September 2002, Cryomedical changed its name to BioLife Solutions, Inc. and began to trade under the new ticker symbol, "BLFS" on the OTCBB. Subsequent to the merger, the Company ceased to have any subsidiaries.

In 2001, the Company was awarded a research grant from the National Institute of Health (the "NIH") for $804,014, titled, "Apoptosis Intervention in Cell and Organ Preservation." Portions of the funds from this grant were recognized in 2002 and 2003, matching research related to this grant carried out in 2002 and 2003, respectively. Furthermore, the Company was awarded a grant from NIH for $100,000 titled, "Pro/Anti-Apoptotic Grant." Portions of the funds from this grant were recognized in 2002 and 2003, matching research related to this grant carried out in 2002 and 2003, respectively. In September 2003, the Company was awarded a research grant from the NIH for $177,000, titled "Improved Preservation of Suspended Cells." Portions of the funds from this grant were recognized in 2003, and the remainder will be recognized in 2004. Total grant revenue recognized during the years ended December 31, 2003 and 2002 totaled $309,359 and $641,825, respectively.

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION: The 2003 and 2002 financial statements include accounts of the surviving entity after the restructuring and reorganization which took place in 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

LOAN FINANCING COSTS: Loan financing costs are amortized on a straight-line basis over the 12-month life of the related debt (See Note 6).

FIXED ASSETS: Furniture and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the lesser of the life of the asset or the remaining term of the lease.

REVENUE RECOGNITION: The Company recognizes revenue on cost plus fixed fee type of grant funds received from various government agencies in the same period that expenses relating to the grants are incurred by the Company. Revenue from sales of products is recognized at the time of shipment.

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

STOCK-BASED COMPENSATION: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to account for stock-based compensation either under the provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25. The following table illustrates the effect on income (loss) attributable to holders of common stock and earning per share if the Company had applied the fair value recognition provisions of SFAS 123:


                                                          2003            2002
                                                      --------------------------


Income (loss) attributable to holders of common
   stock                                              $(1,824,368)     $ 215,876
Compensation expense based on fair value, net of
   related tax effects                                    107,684         80,225
--------------------------------------------------------------------------------

PRO FORMA INCOME (LOSS) ATTRIBUTABLE TO HOLDERS
   OF COMMON STOCK                                    $(1,932,052)     $ 135,651
================================================================================

Basic and diluted net income (loss) per share
   attributable to holders of common stock
   As reported                                        $     (0.15)     $    0.02
================================================================================

   Pro forma                                          $     (0.16)     $    0.01
================================================================================

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," that the Company has adopted in these financial statements.

Stock options and warrants granted to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which requires the value of the options to be periodically re-measured as they vest over a performance period.

The fair value of each option/warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 2003 and 2002: expected volatility of 63% and 95%, respectively; expected dividend yield of 0%; risk-free interest rate of 4.5% and expected lives of five to ten years, as applicable.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of the financial instruments included in the consolidated financial statements, except as otherwise discussed in the notes to financial statements, approximates their carrying value.

BUSINESS SEGMENTS: As described above, the Company's activities are directed in the field of hypothermic solutions. As of December 31, 2003 and 2002 this is the Company's only business segment.

RECLASSIFICATIONS: Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation.

RECENT PRONOUNCEMENTS: In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including mandatorily redeemable shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the third quarter of Fiscal 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations upon adoption.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2003. The Company does not expect the implementation of this standard will have an impact on the Company's financial statements when adopted.

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

2.   FINANCIAL CONDITION

The Company has been unable to generate sufficient income from operations in order to meet its operating needs. In addition, at December 31, 2003, the Company has $705,524 of debt maturing in 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


2.   FINANCIAL CONDITION (CONTINUED)

On February 25, 2004, the Company settled its lawsuit with Endocare and collected $1,887,474 in damages, including interest and legal fees reimbursement (See Note 11). This settlement improved the Company's cash position and enabled it to pay many of its outstanding liabilities. The Company is now poised to focus on generating product sales in 2004. However, the Company can make no assurances that it will be successful in its generating adequate product sales to sustain itself. The Company may need to raise additional capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Other arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products, marketing territories or other assets. The failure to generate adequate product sales or raise additional capital when needed will have a significant negative effect on the Company's financial condition and may force the Company to curtail or cease its activities.

These financial statements assume that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

3. SALE OF CRYOSURGICAL ASSETS

On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, California-based Endocare, Inc. In the transaction, which was originally announced on May 29, 2002, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2,200,000 in cash and 120,022 shares of restricted Endocare common stock (valued at $1,434,263 on June 25, 2002). There was litigation between the companies at December 31, 2003 (See Note 11).

Net sales of discontinued operations for the year ended December 31, 2002, were $128,419 and are included in the loss from discontinued operations in the accompanying Statements of Operations. The pre-tax losses of the cryosurgical operations totaled $1,572,207 for the year ended December 31, 2002 and are shown separately in the accompanying Statements of Operations net of the related tax effects. The Company recorded a gain on sale of cryosurgical assets of $2,426,109 during the year ended December 31, 2002.

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


3. SALE OF CRYOSURGICAL ASSETS (CONTINUED)

Cryosurgical assets sold in the transaction with Endocare consisted of the following (all assets are shown at their net realizable value):

                                                  June 25,
                                                    2002
                                                 ----------

Accounts receivable                              $   42,660
Inventory                                           438,606
Other current assets                                 18,604
Fixed assets, net                                   254,361
Intangible assets, net                              453,923
-----------------------------------------------------------

NET ASSETS SOLD                                  $1,208,154
===========================================================

4.   INVENTORIES

Inventories consist of the following at December 31, 2003:

Raw materials and purchased parts                $   20,309
Finished goods                                       19,496
-----------------------------------------------------------

TOTAL                                            $   39,805
===========================================================

5.   LEGAL SETTLEMENT RECEIVABLE

The Company classifies its marketable securities as "available-for-sale" as defined under Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2002, the Company's marketable securities consisted of 120,022 shares of Endocare restricted common stock that were received in connection with the sale of Cryosurgical assets (See
Note 3). Pursuant to the terms of the sale, Endocare was required to have filed a registration statement with the SEC covering the sale of the shares by September 22, 2002, thereby removing the restriction. No such registration statement was ever filed. As a result, the Company engaged in litigation in connection with such failure to file the registration statement (See Note 11). Given the lack of marketability due to the restriction, the uncertainty of pending litigation against Endocare and the significant decline of Endocare's stock price, the Company considered the securities to have zero value at December 31, 2002, and recorded an unrealized loss of $1,434,263 in the Statement of Comprehensive Loss for the year then ended. On October 10, 2003, the Company was awarded $1,648,935 plus accrued interest and the ability to petition the Court for its reasonable legal fees. On February 25, 2004, the Company settled all of its claims against Endocare, including legal fees, and collected $1,887,474 from Endocare for damages, legal fees and interest through the date of settlement. In addition, the Company surrendered the 120,022 shares back to Endocare. Accordingly, at December 31, 2003, the Company recorded a receivable for $1,871,945 for the settlement and the previously recorded unrealized loss of $1,434,263 was removed from other comprehensive loss.

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


6.   NOTES PAYABLE

At December 31, 2003 and 2002, notes payable consisted of the following:

                                                              2003        2002
                                                            --------------------

NOTES PAYABLE - RELATED PARTIES:
Note payable to stockholder, unsecured, bearing
   interest at 10%, due April 2004. The note
   granted a warrant to the payee to purchase
   1,000,000 shares of common stock at $0.25 per
   share (subsequently changed to $0.08), as
   additional consideration for the loan (See
   Note 8)                                                  $250,000    $250,000

Note payable to stockholder, unsecured, bearing
   interest at 10%, due March 2004. The note
   granted a warrant to the payee to purchase
   500,000 shares of common stock at $0.08 per
   share, as additional consideration for the loan
   (See Note 8)                                              100,000          --

Note payable to stockholder, unsecured, bearing
   interest at 10%, due May 2004. The note
   granted a warrant to the payee to purchase
   500,000 shares of common stock at $0.08 per
   share, as additional consideration for the loan
   (See Note 8)                                              100,000          --

Note payable to stockholder, unsecured, bearing
   interest at 10%, due May 2004. The note
   granted a warrant to the payee to purchase
   250,000 shares of common stock at $0.08 per
   share, as additional consideration for the loan
   (See Note 8)                                               50,000          --

Note payable to stockholder, unsecured, bearing
   interest at 10%, due May 2004. The note
   granted a warrant to the payee to purchase
   750,00 shares of common stock at $0.08 per
   share, as additional consideration for the loan
   (See Note 8)                                              150,000          --
--------------------------------------------------------------------------------
TOTAL NOTES PAYABLE - RELATED PARTIES                        650,000     250,000

NOTES PAYABLE - OTHER:
Note payable to equipment vendor, unsecured,
   noninterest bearing, payable in monthly
   installments of $10,000, due October 2003
   The Company is currently in default on the
   note                                                       55,524      95,824
--------------------------------------------------------------------------------
TOTAL NOTES PAYABLE                                         $705,524    $345,824
================================================================================

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


7.   INCOME TAXES

Income tax (benefit) expense reconciled to tax calculated at statutory rates is as follows:


                                                        2003            2002
                                                   ----------------------------

Federal taxes (benefit) at statutory rate          $   (443,145)   $     73,398
State income taxes (benefit), net of federal
   expense/benefit                                      (60,216)          9,930
Change in valuation allowance                           523,537        (111,168)
Other                                                   (20,176)         27,840
-------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES, NET                    $         --    $         --
================================================================================

The components of the deferred tax asset at December 31, 2003 and 2002, are as follows:


Net operating loss carryforward                    $ 13,764,881    $ 13,241,344
Tax credits                                             717,000         717,000
-------------------------------------------------------------------------------
                                                     14,481,881      13,958,344
Valuation allowance                                 (14,481,881)    (13,958,344)
-------------------------------------------------------------------------------

NET DEFERRED TAX ASSET                             $         --    $         --
===============================================================================

The Company provides a valuation allowance for deferred tax assets which, in its opinion, is more likely than not that they will not be realized.

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


7.   INCOME TAXES (CONTINUED)

The Company has the following net operating loss and research and development (R&D) tax credit carryforwards available at December 31, 2003:

                       Net                  R&D
  Year of           Operating               Tax
Expiration           Losses               Credits
----------------------------------------------------

   2004           $   231,000           $    20,000
   2005             1,747,000                42,000
   2006             2,523,000                88,000
   2007             4,505,000               125,000
   2008             5,893,000               150,000
   2009             1,431,000               114,000
   2010             1,562,000               145,000
   2011             5,137,000                33,000
   2012             1,570,000                    --
   2013             1,425,000                    --
   2019             1,234,000                    --
   2020             2,849,000                    --
   2021             4,168,000                    --
   2023             1,343,000                    --
----------------------------------------------------

TOTAL             $35,618,000           $   717,000
====================================================

In the event of a significant change in the ownership of the Company, the utilization of such loss and tax credit carryforwards could be substantially limited.

8.   STOCKHOLDERS' EQUITY

The Company has granted options and warrants to consultants and others who have provided services to the Company at an exercise price per share not less than the market price of the common stock on the date of grant. The expiration of such options and warrants range from one to ten years with various vesting arrangements.

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


8.   STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED SERIES F STOCK: In October 2001, the Company completed a private placement of 5,000 Units, raising approximately $1,000,000. Each Unit was priced at $200.01 and consisted of two shares of Series F convertible preferred stock, convertible into 800 shares of common stock, and one warrant to purchase four hundred shares of common stock at $.375 per share, on or before October 2006. The Company retained an adviser to assist the Company in finding qualified investors to purchase the Units. The Adviser was entitled to a finder's fee equal to 10 percent of the monies received by the Company, payable in Units valued at $200.01 per Unit. The Adviser was also entitled to a cash fee of seven percent with respect to the monies received by the Company upon exercise of the warrants. The Units were placed with investors in the United States and Europe, and the sales of the Units were exempt from Registration under the Securities Act pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.

In December 2001, the Company received an additional $200,000 after completing a private placement of an additional 1,000 Units under the same terms as the Units issued in October 2001.

In connection with the private placement of Units in 2001, the Company issued warrants to purchase 240,000 shares of the Company's common stock to the Adviser.

The key rights of the Series F convertible preferred stock, par value $0.001, issued in the Unit financing include the following:

    Dividends - Series F preferred stockholders are entitled to annual cumulative dividends at the rate of $10.00 per share payable in the Company's common stock. The number of common shares to be issued for dividend purposes is based upon the market value of the common stock on the date such dividends are declared. No dividends were declared or paid during 2003 and 2002 on the preferred stock. The Series F preferred is adjusted for dividends paid to common stockholders so that each preferred stockholder will receive the same number of shares of common stock which the stockholder would have owned or been entitled to receive before the dividend. At December 31, 2003 and 2002 dividends in arrears on the cumulative preferred stock were $270,000 and $150,000, respectively.

    Conversion Rights - Each Series F preferred share is convertible, at any time, into 400 shares of common stock. In the event the closing price for the common stock is $0.75 or greater for 10 consecutive trading days, the Series F preferred stock shall automatically be converted into common stock at 400 shares of common stock for each share of preferred stock.

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


8.   STOCKHOLDERS' EQUITY (CONTINUED)

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

    Senior Ranking - The Company may not issue a security with rights and preferences that are senior to those of the holders of Series F preferred stock. Series F preferred stock and Series G preferred stock are equal in their seniority.

    Liquidation Preference - In the event of any liquidation, dissolution, or winding up of the Company, the Series F preferred stockholders are entitled to receive, before any distribution to any other class of stock ranking junior to the Series F preferred stock, liquidating distributions in the amount of $150.00 per share and all unpaid dividends.

PREFERRED SERIES G STOCK: In December 2003, the Company completed a private placement of 55.125 Units, raising $1,226,533 in cash, net of issuance costs of $23,467, and $128,125 as payment of accrued salaries to certain employees. Each Unit was priced at $25,000 and consisted of one share of Series G convertible non-redeemable preferred stock, convertible into 312,500 shares of common stock, and one warrant to purchase 312,500 shares of common stock at $.08 per share, on or before October 2013. The Units were placed with investors in the United States and Europe, and the sales of the Units were exempt from Registration under the Securities Act pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.

In connection with the issuance of the Series G preferred stock, the Company has recorded a deemed dividend of $521,000 in accordance with the accounting requirements for a beneficial conversion feature. The proceeds received in the Series G offering were first allocated between the convertible instrument and the Series G warrant on a relative fair value basis. A calculation then was performed to determine the difference between the effective conversion price and the fair market value of the Common Stock at the date of issuance.

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8.   STOCKHOLDERS' EQUITY (CONTINUED)

The key rights of the Series G convertible preferred stock, par value $0.001, issued in the Unit financing include the following:

    Dividends - Series G preferred stockholders are entitled to annual cumulative dividends at the rate of $1,875 per share payable at the option of the Company in cash or shares of common stock. The number of common shares to be issued for dividend purposes is based upon the average market value of the common stock for the thirty calendar days immediately prior to the date such dividends are declared. No dividends were declared or paid during 2003 on the preferred stock. At December 31, 2003 dividends in arrears on the cumulative preferred stock were $10,462.

    Conversion Rights - Each Series G preferred share is convertible, at any time, into 312,500 shares of common stock, and the Company will reserve authorized and unissued shares of common stock in the event of conversion. The conversion ratio is subject to equitable adjustment for stock splits, stock dividends, combinations or similar transactions.

    Voting Rights - The Series G preferred stock has full voting rights on all matters that holders of common stock are entitled to vote and are entitled to one vote for each share of common stock into which the Series G preferred stock held is convertible. In the event of a proposed dissolution, liquidation or winding up of the Company, or a sale of all or substantially all of the assets of the Company (other than in connection with a consolidation or merger), the affirmative vote of the holders of at least two thirds of the outstanding shares of Series G preferred stock is required.

    Senior Ranking - The Company may not issue a security with rights and preferences that are senior to those of the holders of Series G preferred stock. Series G preferred stock and Series F preferred stock are equal in their seniority.

    Liquidation Preference - In the event of any liquidation, dissolution, or winding up of the Company, the Series G preferred stockholders are entitled to receive, before any distribution to any other class of stock ranking junior to the Series G preferred stock, liquidating distributions in the amount of $25,000 per share and all unpaid dividends.

WARRANTS: In connection with the issuance of a 12-month promissory note in March 2002, the Company issued a five-year warrant to purchase 1,000,000 shares of the Company's common stock at $0.25 per share. The Company recorded additional paid-in capital of $154,629 to reflect the fair market value of the warrants issued.

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


8.   STOCKHOLDERS' EQUITY (CONTINUED)

In May 2002, the Company issued three separate five-year warrants to purchase an aggregate of 460,000 shares of the Company's common stock at $0.25 per share in payment of professional services. The Company recorded additional paid-in capital of $48,564 to reflect the fair market value of the warrants issued.

In connection with the sale of the Company's cryosurgical assets, as partial consideration for services rendered, the Company issued to each of Breslow & Walker, LLP (Breslow), the Company's general counsel, and de Greef & Partners, LLC (de Greef), a consultant for the Company, ten-year warrants to purchase 500,000 shares of the Company's common stock at $0.25 per share. In August 2003, the Company issued to Breslow and to de Greef five-year warrants, to purchase 282,910 and 252,500 shares, respectively, of the Company's common stock at $0.08 per share for professional services rendered. The Company recorded additional-paid-in-capital of $47,589 and $139,677, respectively, to reflect the fair market value of the warrants issued and recorded a corresponding expense in the Company's Statement of Operations.

In connection with the issuance of 12-month promissory notes in March and May 2003, the Company issued four separate five-year warrants to purchase an aggregate of 2,000,000 shares of the Company's common stock at $0.08 per share. The Company recorded additional paid-in capital of $211,713 to reflect the fair market value of the warrants issued. In addition, as a consideration for receiving a one-year extension for note payable originally maturing in March 2003, the Company reduced the exercise price of the warrant, issued with the note in March 2002, from $0.25 to $0.08. The Company recorded additional paid-in capital of $74,595 to reflect the fair market value of the change in exercise price of the warrant.

In August 2003, the Company issued six separate five-year warrants valued $90,922 to purchase an aggregate of 1,022,885 shares of the Company's common stock at $0.08 per share to employees as a payment of accrued payroll liabilities for services performed.

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


8.   STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes warrant activity for the years ended December 31, 2003 and 2002:

                                       YEAR ENDED              Year Ended
                                   DECEMBER 31, 2003       December 31, 2002
                               ------------------------------------------------
                                            WGTD. AVG.               Wgtd. Avg.
                                             EXERCISE                 Exercise
                                 SHARES       PRICE       Shares       Price
-------------------------------------------------------------------------------
Outstanding at beginning
    of year                     6,484,000    $ 0.61      4,024,000    $ 0.82
Granted                        20,784,858      0.08      2,460,000      0.25
-------------------------------------------------------------------------------
Outstanding at end of year     27,268,858    $ 0.20      6,484,000    $ 0.61
===============================================================================
WARRANTS EXERCISABLE AT
    YEAR END                   27,268,858    $ 0.20      6,484,000    $ 0.61
===============================================================================

STOCK COMPENSATION PLANS: The Company's 1988 Stock Option Plan was approved and adopted by the Board of Directors in July 1988 and had a term of ten years. The plan expired in 1998. The options are exercisable for up to ten years from the grant date.

During 1998, the Company adopted the 1998 Stock Option Plan. Under the plan, an aggregate of 4,000,000 shares of common stock are reserved for issuance upon the exercise of options granted under the plan. During 2002, the Board of Directors approved an increase in the number of shares available for issuance to 7,500,000 shares. The increase is subject to shareholder approval at the shareholders' meeting to be held in 2004. The purchase price of the common stock underlying each option may not be less than the fair market value at the date the option is granted (110% of fair market value for optionees that own more than 10% of the voting power of the Company). The options are exercisable for up to ten years from the grant date. The plan expires August 30, 2008.

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


8.   STOCKHOLDERS' EQUITY (CONTINUED)

The following is a summary of stock option activity under the plans for 2003 and 2002, and the status of stock options outstanding and available under the plans at December 31, 2003 and 2002.

                                        YEAR ENDED              Year Ended
                                    DECEMBER 31, 2003       December 31, 2002
                                 -----------------------------------------------
                                             WGTD. AVG.               Wgtd. Avg.
                                              EXERCISE                 Exercise
                                  SHARES       PRICE       Shares       Price
                                 -----------------------------------------------
Outstanding at beginning         4,216,000    $  0.49     3,316,000    $ 0.56
    of year
Granted                                 --         --     1,550,000      0.25
Cancelled                          (40,000)     (1.25)     (650,000)    (0.25)
--------------------------------------------------------------------------------
Outstanding at end of year       4,176,000    $  0.49     4,216,000    $ 0.49
================================================================================

STOCK OPTIONS EXERCISABLE
    AT YEAR END                  2,376,000    $  0.66     1,607,667    $ 0.88
================================================================================

During the year ended December 31, 2002, the Company recognized $10,500 of professional services expense related to options granted in prior years to non-employees based on respective vesting schedules.

The following table summarizes information about stock options outstanding at December 31, 2003:

                                            Weighted
                         Number              Average         Weighted
       Range of        Outstanding          Remaining        Average
       Exercise        at December         Contractual       Exercise
        Prices          31, 2003              Life            Price
----------------------------------------------------------------------

$  0.25                 3,400,000             8.05           $ 0.25
   1.25                   741,000             4.51             1.25
   2.50-10.63              35,000             1.61             7.14
----------------------------------------------------------------------

                        4,176,000             8.41           $ 0.49
======================================================================

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8.   STOCKHOLDERS' EQUITY (CONTINUED)

The Company has 25,000,000 shares of authorized common stock at December 31, 2003, of which 12,413,209 shares are issued. During 2003, Board of Directors approved an increase in the authorized shares from 25,000,000 to 100,000,000 subject to shareholders' approval. At December 31, 2003, there are 53,471,421 of common stock that could be issued upon the conversion/exercise of stock warrants, options and convertible preferred stock. The following table summarizes the potential shares to be issued upon conversion/exercise of the above instruments:

Series F preferred stock                              4,800,000
Series G preferred stock                             17,226,563
Common stock options                                  4,176,000
Common stock warrants                                27,268,858
---------------------------------------------------------------

TOTAL                                                53,471,421
===============================================================

9.   RELATED PARTY TRANSACTIONS

The Company incurred $79,000 and $204,452 in legal fees during the years ended December 31, 2003 and 2002, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner. For the years ended December 31, 2003 and 2002, the Company also issued 282,910 and 500,000 warrants, respectively, exercisable at $0.08 and $0.25 per share, respectively, as partial consideration for services rendered by the related party. At December 31, 2003 and 2002 accounts payable includes $67,356 and $21,339, respectively, due to the related party.

During the year ended December 31, 2002, the Company paid $150,000 in cash and issued 500,000 warrants, exercisable at $0.25 per share, as consideration for services rendered by a consultant of the Company, in which a director and stockholder of the Company is a partner.

10.  COMMITMENTS

LEASES: The Company leases equipment as lessee, under operating leases expiring on various dates through 2005. The leases require monthly payments of approximately $2,340.

The following is a schedule of future minimum lease payments required under the operating leases:

  Year Ending
  December 31                                         Amount
---------------------------------------------------------------
     2004                                          $     28,074
     2005                                                14,273
---------------------------------------------------------------

TOTAL                                              $     42,347
===============================================================

                                          BIOLIFE SOLUTIONS, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


10.  COMMITMENTS (CONTINUED)

Rental expense for facilities and equipment operating leases for the years ended December 31, 2003 and 2002, totaled $51,014 and $86,251, respectively.

OTHER: In March 1999, the Company signed an Incubator Licensing Agreement with State University of New York (SUNY) whereby the Company will conduct research and development in the field of cryogenic science and in particular solution technology. The Company will pay the University $1,005 per month during the term of the License, which expires in July 2005, unless terminated earlier by either party, and all inventions conceived as a result of these research and development efforts will belong to the Company.

Effective January 8, 2004, the Company has entered into non-cancelable operating lease for new space in Owego, New York that expires in January 2007. The lease payments under the new lease will be $6,200 per month. The building in which the Company will lease space is partially owned by the Company's president.

EMPLOYMENT AGREEMENT: During the year ended December 31, 2002, the Company executed employment agreements with its key employees which expire on various dates through October 2004. The agreements provide for certain minimum compensation per month and incentive bonuses at the discretion of the Board of Directors. The officers also received incentive stock options to purchase shares of the Company's common stock, which are included in the table in Note 8.

11.  LITIGATION

The Company was involved in a lawsuit against Endocare, Inc., arising out of Endocare's failure to register 120,022 shares of its stock (the "Stock") as part of the transaction by which the Company sold its cryosurgical equipment assets to Endocare in a transaction that closed on June 24, 2002 (See Note 3). In the lawsuit, the Company claimed damages of $1,648,935, comprising the proceeds that could have been realized had Endocare properly registered the Stock within the time frame set forth in the Registration Rights Agreement entered into between the parties. Endocare filed an answer and counterclaim, seeking damages of over $5,000,000 as a result of various alleged breaches by the Company of the Asset Purchase Agreement entered into between the parties. Trial in this matter began on March 31, 2003 and concluded on April 3, 2003. On October 10, 2003, the Court issued a Final Order and Judgment in favor of the Company in the amount of $1,648,935 plus prejudgment interest. On February 25, 2004, the Company collected $1,887,474 from Endocare for damages, interest, and legal fees.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

         None

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 31, 2004. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders, which is anticipated to be held in 2004, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                                                  Position and Offices
Name                       Age                     With the Company
----                       ---                    --------------------
John G. Baust, Ph.D.        61             President, Chief
                                           Executive Officer and
                                           Director

Richard O'Hara              34             Controller

Alan Rich                   57             Vice President, Sales and Marketing

Howard S. Breslow           64             Director, Secretary

Roderick de Greef           43             Director

Thomas Girschweiler         46             Director

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

Richard O'Hara served as an accounting consultant with the Company since December 2003 and was hired as Controller in January 2004. Prior to joining BioLife, he served as the Senior Vice President of Operations of E-Base Interactive, Inc., a software development company in upstate New York from January 2001 to November 2003. From January 2000 to December 2000, he served as a Project Manager with E-Base Interactive, Inc. From January 1998 to December 1999, Mr. O'Hara served as the Director of Operations of Dine-A-Mate, Inc. Subsequent to his position as the Director of Operations of Dine-A-Mate, he served as Head Project Manager where he managed multimillion dollar accounts. Mr. O'Hara earned his MBA from the State University of New York at Albany in 1993 and his Bachelor's Degree in Economics-Management from Ithaca College in 1991.

Alan Rich has been Vice President, Sales and Marketing since November 2002. From 1999 to 2002 he was responsible for Eastern New England sales at Acuson Corporation, a diagnostic ultrasound equipment manufacturer. During 1999 he consulted with various businesses and from 1992 to 1999 held several positions at Cryomedical Sciences, Inc., the parent of BioLife, culminating in the position of Vice President Sales and Marketing. From 1987 to 1992 he was an account manager at Spacelabs, Inc. and from 1984 to 1987 was a regional sales director at U.S. Surgical Corporation. He has also held sales positions at Delta Research in Needham, MA and American Edwards Laboratories in Santa Ana, CA. He received a B.S. Education from Boston University in 1974

Howard S. Breslow has served as a director of the Company since July 1988. He has been a practicing attorney in New York City for more than 35 years and is a member of the law firm of Breslow & Walker, LLP, New York, New York, which firm serves as general counsel to the Company. Mr. Breslow currently serves as a director of Excel Technology, Inc., a publicly-held company engaged in the development and sale of laser products, and Lucille Farms, Inc., a company engaged in the manufacture and marketing of dairy products.

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

Thomas Girschweiler joined the Board in 2003. Mr. Girschweiler has been engaged in corporate financing activities on his own behalf since 1996. From 1981 to 1996 he was an investment banker with Union Bank of Switzerland. Thomas Girschweiler was graduated at the Swiss Banking School.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's executive officers, directors, and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (collectively, the "Reporting Persons") are required to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities Exchange Commission. Copies of those reports also must be furnished to the Company. Based solely on a review of copies of the reports furnished to the Company, the Company believes that during the fiscal year ended December 31, 2003 all of these filing requirements have been satisfied.

CODE OF ETHICS

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure. We did not have a formal written code of ethics for the 2003 fiscal year due to the abundance of tasks associated with marketing our products. The Board has adopted formal written codes of ethics for both our executive officers and for our directors.

Our codes of ethics are designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations. These codes also incorporate our expectations of our executives that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. Our codes of ethics is posted on our website, www.BioLifeSolutions.com. Any future changes or amendments to our code of ethics, and any waiver of our codes of ethics will also be posted on our website when applicable.

NO AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT:

The Company does not have an audit committee or an audit committee financial expert. The Company does not believe, based upon its present operations, that the failure to have such a committee or expert is material to the financial statements of the Company.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer and to each of its executive officers (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 during the fiscal year ended December 31, 2003 (collectively the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                            Annual Compensation                      Long Term Compensation
                                      -------------------------------   -----------------------------------------------
                                                                               Awards                   Payouts
                                                                        ----------------------   ----------------------
                                                            Other
                                                            Annual      Restricted
   Name and Principal       Fiscal    Salary    Bonus    Compensation     Stock      Options/     LTIP       All Other
       Positions            Year        ($)      ($)         ($)         Award(s)    SARs (#)    Payouts   Compensation
-------------------------   ------    -------   ------   ------------   ----------   ---------   -------   ------------
John G. Baust, Ph.D         2003      240,000     --        7,490 (1)       --           --         --           --
  President, Chief          2002      202,369   50,000      3,600 (1)       --       1,000,000      --           --
  Executive Officer and     2001      180,000     --        7,846 (1)       --       1,000,000      --           --
  Director

Robert VanBuskirk, PhD      2003      150,000     --          --            --           --         --           --
  VP Business Development   2002       66,346     --          --                       150,000      --           --
                            2001         --       --          --            --           --         --           --

Alan Rich                   2003      150,000     --          --            --         100,000      --           --
  VP Sales & Marketing      2002       15,000     --          --            --           --         --           --
                            2001         --       --          --            --           --         --           --

John M. Baust               2003      115,487     --          --            --           --         --           --
  Director of Research      2002       66,857     --          --            --           --         --           --
                            2001       60,221     --          --            --           --         --           --


(1) Represents auto allowance

OPTION/SAR GRANTS IN YEAR-ENDED DECEMBER 31, 2003

In 2003, the Company issued no options to purchase shares of Common Stock to its executive officers.

AGGREGATED OPTION/SAR EXERCISES DURING THE 2003 FISCAL YEAR AND THE 2003 FISCAL YEAR OPTION/SAR VALUES

The following table provides information related to options exercised by each of the Named Executive Officers during the 2003 fiscal year and the number and value of options held at December 31, 2003. The Company does not have any outstanding stock appreciation rights. None of the options were in the money at year ended December 31, 2003.


                                                                Number of Securities           Value of Unexercised
                                                               Underlying Unexercised             in the money
                                                                    Options/SAR                    Options/SAR
                                                                At Fiscal Year End (#)      At Fiscal Year End ($) (1)
                                                             ---------------------------   ---------------------------
                            Shares Acquired      Value
         Name               On Exercise (#)   Realized ($)   Exercisable   Unexercisable   Exercisable   Unexercisable
-------------------------   ---------------   ------------   -----------   -------------   -----------   -------------
John G. Baust, Ph.D.              --               --         1,152,000      1,400,000         --            --

Robert Van Buskirk, Ph.D.         --               --            75,000        100,000         --            --

Alan F. Rich                      --               --           100,000        300,000         --            --

John M. Baust, Ph.D.              --               --                --             --         --            --

------------

(1) The closing price for the Common Stock as reported on the OTC Bulletin Board on December 31, 2003 was $0.11. Value is calculated on the basis of the difference between the option exercise price and $0.11 multiplied by the number of shares of Common Stock underlying the option.

EMPLOYMENT AGREEMENTS

The Company has an employment agreement with its President and Chief Executive Officer which expires on June 30, 2004. The agreement provides for a salary of $20,000 per month and an incentive bonus based on certain milestones, as agreed by the discretion of the Board of Directors. The officer also received a $50,000 signing bonus and ten-year incentive stock options to purchase 1,000,000 shares of common stock, which vest 200,000 on each anniversary of the grant. The agreement also provides an automobile allowance of $600 per month.

The Company also has an employment agreement with its Vice President, Sales and Marketing. The agreement, which expires October 31, 2004, provides for a salary of $12,500 per month and an incentive bonus based on certain milestones, as agreed by the discretion of the Board of Directors, and ten-year incentive stock options to purchase 400,000 shares of common stock, which vest 100,000 on each anniversary of the grant.

Each officer has executed a Proprietary Information and Inventions Agreement pursuant to which each agreed, among other things, to keep the Company's information confidential and assigned all inventions to the Company, except for certain personal inventions not related to the Company's work, whether existing or later developed.

CONSULTANTS

At December 31, 2003, various consultants to the Company held exercisable warrants to purchase an aggregate of 2,537,410 shares of Common Stock. Consultants to the Company have either received warrants to purchase Common Stock or are entitled to cash compensation. No consultant has agreed to devote any specified amount of time to Company activities.

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

COMPENSATION OF DIRECTORS

Directors are not compensated for attending board meetings or for telephonic board meetings.

Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 53,600 shares of Common Stock of the Company and holds options to purchase an aggregate of 2,237,910 additional shares pursuant to stock options and warrants issued to him and/or affiliates. During the period ended December 2003, Breslow & Walker, LLP billed the Company approximately $79,000 for legal fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth, as of March 30, 2004, certain information regarding the beneficial ownership of Common Stock and Series F and Series G Preferred Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares thereof; (ii) each director of the Company; (iii) each named executive officer of the Company; and
(iv) all of the Company's current directors and executive officers as a group.


  Title of                  Name and Address                      Amount and Nature of         Percent of
   Class                   of Beneficial Owner                   Beneficial Ownership (1)       Class (1)
Common Stock               John G. Baust                               2,810,680  (2)              4.3%
                           c/o BioLife Solutions, Inc.
                           Suite 144, Science III
                           SUNY Park
                           Binghamton, NY 13902

Series G Preferred Stock                                                   2.125                   3.9%

Common Stock               Howard S. Breslow, Esq.                     2,291,510  (3)              3.5%
                           c/o Breslow & Walker, LLP
                           767 Third Avenue
                           New York, NY 10017

Common Stock               Roderick de Greef                           3,897,300  (4)              6.0%
                           c/o BioLife Solutions, Inc.
                           Suite 144, Science III
                           SUNY Park
                           Binghamton, NY 13902

Series F Preferred Stock                                                   1,000                   8.3%

Series G Preferred Stock                                                       4                   7.3%

Common Stock               Robert Van Buskirk                            877,185  (5)                *
                           c/o BioLife Solutions, Inc.
                           Suite 144, Science III
                           SUNY Park
                           Binghamton, NY 13902

Series G Preferred Stock                                                       1                   1.8%

Common Stock               Walter Villiger                            15,400,000  (6)             23.6%
                           Hurdnerstrasse 10
                           P.O. Box 1474
                           CH-8649 Hurden, Switzerland

Series F Preferred Stock                                                   5,000                  41.7%

Series G Preferred Stock                                                      18                  32.7%

Common Stock               Thomas Girschweiler                        11,498,060  (7)             17.6%
                           Wissmannstrasse 15
                           8057 Zurich, Switzerland

Series F Preferred Stock                                                   3,450                  28.8%

Series G Preferred Stock                                                      10                  18.1%


Common Stock               Karl-Heinz Illenseer                        3,750,000  (8)              5.7%
                           c/o Banca Del Gottardo
                           Schutzengasse 31
                           8001 Zurich, Switzerland

Series G Preferred Stock                                                       6                  10.9%

Common Stock               Alan Rich                                     607,500  (9)              0.9%
                           c/o BioLife Solutions, Inc.
                           Suite 144, Science III
                           SUNY Park
                           Binghamton, NY 13902

Series G Preferred Stock                                                     0.5                   0.9%

Common Stock               Clariden Bank                               2,000,000  (10)             3.1%
                           Claridenstrasse 26
                           Postfach 5080
                           CH-8022  Zurich, Switzerland

Series F Preferred Stock                                                   2,000                  16.7%

Common Stock               Richard Molinsky                            2,500,000  (11)             3.8%
                           c/o BioLife Solutions, Inc.
                           Suite 144, Science III
                           SUNY Park
                           Binghamton, NY 13902

Series G Preferred Stock                                                       4                   7.3%

Common Stock               Francois Illenseer                          2,500,000  (12)             3.8%
                           c/o Banca Del Gottardo
                           Schutzengasse 31
                           8001 Zurich, Switzerland

Series G Preferred Stock                                                       4                   7.3%

Common Stock               Charlotte Illenseer                         2,500,000  (13)             3.8%
                           c/o Banca Del Gottardo
                           Schutzengasse 31
                           8001 Zurich, Switzerland

Series G Preferred Stock                                                       4                   7.3%

Common Stock               All officers and directors                 11,334,175                  17.3%
                           as a group (six persons)

Series F Preferred Stock   All officers and directors                      1,000                   8.3%
                           as a group (one person)

Series G Preferred Stock   All officers and directors                      7.625                  13.8%
                           as a group (one person)


-----------

(1) Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the number of shares and the percentage of the outstanding shares held by a person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the person named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2) Includes 1,152,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock Option Plans, 664,063 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, and 994,618 shares of Common Stock issuable upon the exercise of outstanding warrants.
(3) Includes 159,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock Option Plans, and 1,796,000 shares of Common Stock issuable upon the exercise of outstanding warrants, owned of record by Breslow & Walker, LLP (576,000) and B & W Investments (1,220,000), both of which are entities in which Mr. Breslow is a partner.
(4) Includes 400,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, 1,250,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, and 1,814,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(5) Includes 75,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock Option Plans, 312,500 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, and 489,685 shares of Common Stock issuable upon the exercise of outstanding warrants.
(6) Includes 2,000,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, 5,625,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock and 7,375,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(7) Includes 1,380,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, 3,125,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock and 6,455,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(8) Includes 1,875,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock and 1,875,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(9) Includes 100,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock Option Plans, 156,250 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, and 351,250 shares of Common Stock issuable upon the exercise of outstanding warrants.
(10) Includes 800,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock and 400,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(11) Includes 1,250,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock and 1,250,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(12) Includes 1,250,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock and 1,250,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(13) Includes 1,250,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock and 1,250,000 shares of Common Stock issuable upon the exercise of outstanding warrants.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN


                                        Number of securities to be                          Number of securities
                                          issued upon exercise of      Weighted average     remaining available
                                            outstanding options       exercise price of    for future issuance (in
Plan category                                 (in thousands)         outstanding options         thousands)
-------------                                 --------------         -------------------         ---------
Equity compensation plans approved
by security holders                                4,176                    $.49                   3,324

Equity compensation plans not
approved by security holders                      27,269                    $.20                     0

Total                                             31,445                    $.24                   3,324

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

In 2004, the Company elected to not continue to directly engage in the SBIR program. Accordingly, based upon numerous discussions with the Small Business Administration and a review of applicable SBIR rules and regulations, the Company entered into a Research Agreement with Cell Preservation Services, Inc. ("CPSI") to outsource to CPSI all BioLife research currently funded through SBIR grants. CPSI is owned by Dr. John M. Baust, a recognized expert in cell preservation, a former employee of BioLife and the son of John G. Baust, the CEO of BioLife. Robert Van Buskirk, formerly Vice President, Business Development of BioLife and the person primarily responsible for processing applications for SBIR grants for BioLife, also has left the employ of BioLife and joined CPSI. The Research Agreement, which was negotiated on an arms length basis and designed to comply with the rules and regulations applicable to the performance of research with respect to SBIR grants, establishes a format pursuant to which CPSI will (a) take over the processing of existing applications for SBIR grants applied for by BioLife ("Current Projects"), (b) apply for additional SBIR grants for future research projects ("Future Projects"), (c) perform a substantial portion of the principal work to be done, in terms of (i) time spent, and (ii) research, in connection with Current Projects and Future Projects (the "Research"), and (d) utilize BioLife personnel as consultants with respect to such Research. In conjunction therewith BioLife has granted to CPSI a non-exclusive, royalty free license (with no right to sublicense) to use BioLife's technology solely for the purpose of conducting the research in connection with the Current Projects and Future Projects. Pursuant to the Research Contract, (x) BioLife will, among other matters, provide CPSI with (i) suitable facilities in which to conduct the Research, including basic research equipment and office equipment ("Facilities"), and (ii) management services ("Management Services"), and (y) CPSI will (i) accept assignment of Current Projects, (ii) be responsible for conducting Research with respect to Current Projects and Future Projects, (iii) as mutually agreed to by the parties and within the confines of the rules and regulations applicable to the performance of Research with respect to SBIR grants, utilize BioLife's personnel as consultants, (iv) provide suitable experienced personnel, including, without limitation, a principal investigator/program director, to conduct the Research,
(v) comply with all federal laws, rules and regulations applicable to SBIR grants and file all necessary forms and reports with the federal agency awarding the SBIR grants, and (vi) utilize the Facilities and Management Services and pay BioLife fees with respect thereto. BioLife is to own all right, title and interest in and to any technology, inventions, designs, ideas, and the like (whether or not patentable) that emanates from the Current Projects, Future Projects and Research.

Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 53,600 shares of Common Stock of the Company and holds options to purchase an aggregate of 2,237,910 additional shares pursuant to stock options and warrants issued to him and/or affiliates. The Company incurred $79,000 and $204,452 in legal fees during the years ended December 31, 2003 and 2002, respectively, for services provided by Breslow & Walker, LLP. For the years ended December 31, 2003 and 2002, the Company also issued 282,910 and 500,000 warrants, exercisable at $0.08 and $0.25 per share, respectively, as partial consideration for services rendered by Breslow & Walker, LLP. At December 31, 2003 and 2002 accounts payable includes $67,356 and $21,339, respectively, due to Breslow & Walker, LLP.

                                     PART V

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K
------------------------------------------------

         (a) The following documents are filed as part of this report:

             (1) Financial Statements

                 The financial statements filed as part of this report begin on
                 page [   ].

             (2) Exhibits

Exhibit
Number                                  Document
-------                                 --------
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

10.5 Employment Agreement dated November 1, 2002 between the Company and Alan F. Rich (6)

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

10.8        Research Agreement dated March 15, 2004 between the Company and CPSI

31          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002*

32          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002*

            (1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

            (5) Incorporated by reference to the Company's quarterly report on Form 8-k filed July 10, 2002.

            (6) Incorporated by reference to the Company's annual report on From 10-KSB for the year ended December 31, 2002.

*Filed herewith

         (b) Reports on Form 8-K -- There were no reports on Form 8-k filed during the last quarter of the period covered by this report

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

                                                   December 31
                                              2003             2002
                                              ----             ----

              Audit Fees                     $64,317          $65,875
              Audit-related fees                --               --
              Tax fees                        17,163           12,377
              All other fees                    --               --
                                             -------          -------
                           Total             $81,480          $78,252

The Board of Directors pre-approves all audit and non-audit services to be performed by the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BIOLIFE SOLUTIONS, INC.

                                                  /s/ John G. Baust
Date:    April 14, 2004                           ------------------------------
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

                                                      /s/ John G. Baust
Date:    April 14, 2004                               --------------------------
                                                      John G. Baust, Ph.D.
                                                      Director

                                                      /s/ Roderick de Greef
Date:    April 14, 2004                               --------------------------
                                                      Roderick de Greef
                                                      Director

                                                      /s/ Howard S. Breslow
Date:    April 14, 2004                               --------------------------
                                                      Howard S. Breslow
                                                      Director