Form 10QSB
period 2004-03-31
BIOLIFE SOLUTIONS INC
filed 2004-05-14
CIK 834365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004     Commission file number 0-18170
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


                                171 Front Street

                                 Owego, NY 13827
                                 ---------------

                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (607) 687-4487
                                                         --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X       No
             ---         ---


12,413,209 SHARES OF BIOLIFE SOLUTIONS, INC. COMMON STOCK, PAR VALUE $.001 PER SHARE, WERE OUTSTANDING AS OF MAY 14, 2004.

Transitional Small Business Disclosure Format (check one). Yes     No  X
                                                               ---    ---

                             BIOLIFE SOLUTIONS, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004

                                      INDEX

                                                                                                             Page
                                                                                                              No.
Part I. Financial Information
         Item 1. Financial Statements:
              Unaudited Balance Sheet at March 31, 2004....................................................    2
              Unaudited Statements of Operations for the three month periods ended March 31, 2004
              and March 31, 2003...........................................................................    3
              Unaudited Statements of Cash Flows for the three month periods ended March 31, 2004
              and March 31,2003............................................................................    4
              Notes to Financial Statements................................................................   5-7
         Item 2. Management's Discussion and Analysis......................................................   8-12
         Item 3. Controls and Procedures...................................................................   13

Part II. Other Information

         Item 1. Legal Proceedings.........................................................................   14
         Item 6. Exhibits and Reports on Form 8-K..........................................................  14-15
         Signatures........................................................................................   16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                             BIOLIFE SOLUTIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                                    MARCH 31,
                                                                                      2004
                                                                              --------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                            $    882,677
Receivables                                                                                80,817
Due from related party                                                                     69,534
Inventories                                                                                58,941
Prepaid expenses and other current assets                                                  36,147
                                                                              --------------------
TOTAL CURRENT ASSETS                                                                    1,128,116
                                                                              --------------------
PROPERTY AND EQUIPMENT
Leasehold improvements                                                                     34,935
Furniture and computer equipment                                                           37,636
Manufacturing and other equipment                                                         198,063
                                                                              --------------------
TOTAL                                                                                     270,634
Less:  Accumulated depreciation and amortization                                         (109,013)
                                                                              --------------------
NET PROPERTY AND EQUIPMENT                                                                161,621
                                                                              --------------------
TOTAL ASSETS                                                                         $  1,289,737
                                                                              ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                     $     86,583
Accrued expenses                                                                          104,880
                                                                              --------------------
TOTAL CURRENT LIABILITIES                                                                 191,463
                                                                              --------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series F convertible preferred stock, $.001 par value; 12,000
     shares authorized, 12,000 shares issued and outstanding                                   12
Series G convertible preferred stock, $.001 par value; 80
     shares authorized, 55 shares issued and outstanding                                       --
Common stock, $0.001 par value, 25,000,000 shares
     authorized, 12,413,209 shares issued and outstanding                                  12,413
Additional paid-in capital                                                             40,663,172
Accumulated deficit                                                                   (39,577,323)
                                                                              --------------------
TOTAL STOCKHOLDERS' EQUITY                                                              1,098,274
                                                                              --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $   1,289,737
                                                                              ====================

                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        2004              2003
                                                 ----------------- ------------------
REVENUE
Grant revenue                                         $    27,287        $   100,355
Facilities fee - related party                             14,786                 --
Management fee - related party                              8,132                 --
Consulting revenue                                         59,000            101,360
Product sales                                              54,946             26,565
                                                 -----------------    ---------------
TOTAL REVENUE                                             164,151            228,280
                                                 -----------------    ---------------
OPERATING EXPENSES
Research and development                                   59,177            176,341
Sales and marketing                                        71,400             39,048
Product sales                                              (9,563)               601
General and administrative                                312,307            342,716
                                                 -----------------    ---------------
TOTAL EXPENSES                                            433,321            558,706
                                                 -----------------    ---------------
OPERATING LOSS                                           (269,170)          (330,426)
                                                 -----------------    ---------------
OTHER INCOME (EXPENSE)
Interest expense                                           (5,434)            (6,250)
Other income                                               16,757              3,200
                                                 -----------------    ---------------
TOTAL OTHER INCOME (EXPENSE)                               11,323             (3,050)
                                                 -----------------    ---------------
LOSS BEFORE BENEFIT FOR TAXES                            (257,847)          (333,476)
(BENEFIT) PROVISION FOR INCOME TAXES                           --                 --
                                                 -----------------    ---------------
NET LOSS                                              $  (257,847)       $  (333,476)
                                                 =================    ===============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE:
TOTAL BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                           $    (0.02)       $     (0.03)
                                                 =================    ===============
Basic and diluted weighted average common
     shares used to compute net loss per
     per share                                         12,413,209         12,413,209
                                                 =================    ===============

                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           2004                    2003
                                                                    ------------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $   (257,847)            $  (333,476)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
 (USED) BY OPERATING ACTIVITIES
Depreciation                                                                   11,695                  11,545
Amortization of loan financing costs                                          106,408                  25,753
CHANGE IN OPERATING NET ASSETS AND LIABILITIES
(INCREASE) DECREASE IN
Accounts receivable                                                         1,825,977                 (26,157)
Due from related party                                                        (69,534)                     --
Inventories                                                                   (19,136)                 (2,695)
Prepaid and other current assets                                              (36,147)                 11,531
INCREASE (DECREASE) IN
Accounts payable                                                             (476,774)                224,401
Accrued expenses                                                              (39,869)                (28,354)
Accrued salaries                                                             (194,159)                 64,943
                                                                    ------------------     -------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              850,614                 (52,509)
                                                                    ------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                            (50,317)                     --
                                                                    ------------------     -------------------
NET CASH USED BY INVESTING ACTIVITIES                                         (50,317)                     --
                                                                    ------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable                                                        --                 100,000
Principal payments on notes payable                                          (705,525)                (10,000)
                                                                    ------------------     -------------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                             (705,525)                 90,000
                                                                    ------------------     -------------------
NET INCREASE IN CASH                                                           94,772                  37,491
CASH - BEGINNING OF PERIOD                                                    787,905                  67,118
                                                                    ------------------     -------------------
CASH - END OF PERIOD                                                     $    882,677             $   104,609
                                                                    ==================     ===================

                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

A.       GENERAL

BioLife Solutions, Inc. ("BioLife" or the "Company") was incorporated in 1997 in Delaware as a wholly owned subsidiary of Cryomedical Sciences, Inc. ("Cryomedical"), a company that was engaged in manufacturing and marketing cryosurgical products. BioLife (a) provides cryopreservation process evaluation services, and (b), based upon its patented HypoThermosol(R) platform technology, develops, manufactures and markets proprietary cryopreservation solutions that markedly improve the biological processing and preservation of cells and tissues.

On June 25, 2002 the Company sold its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare, Inc., a public company, in exchange for $2.2 million in cash and 120,022 shares of Endocare restricted common stock. In conjunction therewith, Cryomedical's Board of Directors approved merging BioLife into Cryomedical and changing its name to BioLife Solutions, Inc. In September 2002, the merger and name change were completed and the Company began to trade under the new ticker symbol, "BLFS" on the OTCBB.

The Balance Sheet as of March 31, 2004, and the Statements of Operations for the three month periods ended March 31, 2004 and 2003 and Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2004, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results anticipated for the full year.

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

B.       FINANCIAL CONDITION

On February 25, 2004, the Company settled its lawsuit with Endocare and collected $1,887,474 in damages, including interest and legal fees reimbursement. This settlement improved the Company's cash position and enabled it to pay many of its outstanding liabilities. At March 31, 2004, the Company had stockholders' equity of approximately $1,098,000 and a working capital surplus of approximately $937,000. Although the first quarter of 2004 resulted in the highest product sales in the history of the Company, it has been unable to generate sufficient income from operations to meet its operating needs.

The Company believes it has sufficient funds to continue operations in the near term. Future capital requirements will depend on many factors, including the ability to market and sell the Company's product line, research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the maintenance of our manufacturing facility, the maintenance of sales and marketing capabilities, and the establishment of collaborative relationships with other parties.

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

D. DUE FROM RELATED PARTY

Due from related party consists of amounts due to the Company from Cell Preservation Services, Inc. (CPSI) resulting from the Research Agreement between the companies. CPSI is a company formed by Dr. John M. Baust, a former Biolife employee and the son of the President of Biolife. During the first quarter of 2004, $14,786 and $8,132 were earned under this Agreement for facilities fees and management fees, respectively. The Company paid salaries of $46,616 on behalf of CPSI during the first quarter of 2004. All amounts due from CPSI will be collected upon completion of various contracts and awards.

E.       INVENTORIES

Inventories consist of $26,874 of finished HypoThermosol product and $32,067 of manufacturing materials at March 31, 2004.

F.       NOTES PAYABLE AND ISSUANCE OF WARRANTS

All notes payable at December 31, 2003 were paid in full on March 1, 2004 from proceeds of the settlement of the Endocare lawsuit.

G.       EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income from continuing operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants. Potential common shares were not included in the diluted earnings per share amounts for the three-month periods ended March 31, 2004 and 2003 as their effect would have been anti-dilutive.

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

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 2004              2003
Net Income (Loss) as reported                                 $  (257,847)    $ (333,476)
Compensation expense based on fair value,
     net of related tax effects                                   (17,805)       (26,921)
                                                             -------------- ---------------

     Pro forma net income (loss)                              $  (275,652)    $ (360,397)
                                                             ============== ===============

Basic and diluted net income (loss) per share as reported        $  (0.02)    $    (0.03)
                                                             ============== ===============

     Pro forma                                                   $  (0.02)    $    (0.03)
                                                             ============== ===============

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

I.       RECLASSIFICATIONS

Certain March 2003 amounts have been reclassified to conform to the March 2004 presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

With the addition of the settlement funds received in March of 2004, BioLife was able to clear itself of all debt and is now positioned to move forward with building a successful company based on its novel IP. To set the stage for this growth, BioLife in 2003 developed dozens of accounts that now purchase its solution products, entered into supply and development agreements that will provide a revenue base moving forward, registered with the FDA as a Class 2 medical device manufacturer, established an internal manufacturing capability, launched a series of national training workshops that serve to accelerate the exposure of its technology, had its our products included in a number of FDA approved cell therapy-based IND's, and is in the process of launching a clinical trial in what promises to be a very substantial niche market.

The Company's two-part business plan is designed to exploit our extensive knowledge base in the solutions preservation field. The first part is based on an industry-wide need for improved quality of preservation within the cell-based biomedical/biotech industries, and includes the outsourcing of this expertise to large and small companies by providing them with cryopreservation process evaluation services, pursuant to which BioLife evaluates the preservation processes of potential clients. Under these contracts, the client defines specific preservation milestones, BioLife develops an "off-the-shelf" solution to meet the milestones, and the parties then enter into an appropriate supply agreement.

A second key element to our business plan is the expansion of our product sales base. In 2003, the Company launched an organized sales effort under the direction of Alan Rich, Vice President of Sales and Marketing. Our product sales in Q1 2004 were the highest ever: approximately 50% higher than the average quarterly numbers for 2003. These numbers, while moving in the right direction, are modest and only provide a base from which we plan to grow.

To effectuate this growth, BioLife has instituted a reorganization plan that will provide a clear separation from the "R&D focus". BioLife staff is now focused exclusively on product sales, process evaluation agreements and manufacturing. This change was brought about through a Research Agreement with CPSI to manage all grant-related activities. CPSI was formed by Dr. J.M. Baust, a former BioLife employee and son of the President of BioLife with his departure from BioLife.

During the first quarter of 2004, BioLife moved its headquarters and manufacturing to a newly remodeled facility.

RESULTS OF OPERATIONS (QUARTER ENDED MARCH 31, 2004 COMPARED TO THE QUARTER ENDED MARCH 31, 2003)

REVENUE

Revenue for the quarter ended March 31, 2004 decreased $64,129 or 28%, to $164,151, compared to $228,280 for the quarter ended March 31, 2003. The shift in focus toward product sales resulted in a 107% increase in product sales in the first quarter of 2004 as compared to the first quarter of 2003. While product sales rose, total revenue dropped due to declines in grant revenue and consulting revenue. The decrease in grant revenue is attributable to an expiration of grants, while being awarded only one new grant in 2003. In addition, consulting revenue declined as a result of scheduled completion of contracts with two consulting clients. R&D related activities, funded through grants, have been shifted to CPSI through a research agreement between the two companies. In addition to shifting these R&D related expenses to CPSI, BioLife receives facilities and management fees from CPSI in exchange for the use of BioLife facilities and management services in connection with the research performed. In the first quarter of 2004, BioLife had revenues of $14,786 and $8,132 for facilities fees and management fees, respectively.

COST OF PRODUCT SALES

For the quarter ended March 31, 2004, the cost of product sales was ($9,563). This negative cost of product sales is the result of an adjustment to raw materials inventory and cost of goods sold based on a physical inventory audit during the quarter. An adjustment was made to increase inventory by $11,895 and decrease cost of product sales by $11,895 as a result of the physical inventory count. Cost of sales for the quarter ended March 31, 2004 was $2,332 as compared to $601 for the quarter ended March 31, 2003. The increase in cost of product sales is the result of increased production costs as sales increased.

RESEARCH AND DEVELOPMENT

Expenses relating to research and development for the quarter ended March 31, 2004 declined $117,164 or 66% from the previous quarter ended March 31, 2003. Research and development expenses were $59,177 for the quarter ended March 31, 2004 as compared to $176,341 for the quarter ended March 31, 2003. This decrease in research and development costs was in large part due to the shift of grant related research activities to CPSI per the research agreement. Three former employees of BioLife, including Dr. Robert Van Buskirk, formerly Vice President-Business Development, became CPSI employees during the quarter to perform grant related research and development work. This resulted in a reduction in research and development salaries from $88,961 during the quarter ended March 31, 2003 to $54,823 for the quarter ended March 31, 2004. In addition, BioLife was able to negotiate and settle legal fees to patent counsel that had been accrued in 2003. This negotiation and settlement resulted in a credit of $47,142 in legal fees during the first quarter of 2004.

SALES AND MARKETING

For the quarter ended March 31, 2004, sales and marketing expenses increased $32,352, or 83%, to $71,400, compared to $39,048 for the quarter ended March 31, 2003. The increase in sales and marketing expense was due to several factors including advertising expenses incurred in 2004 in an effort to increase Company and product exposure. Advertising expenses totaled $18,513 during the quarter ended March 31, 2004 as compared to $0 during the quarter ended March 31, 2003. In addition, trade show attendance fees of $1,860 were incurred in 2004. There were no fees during the first quarter of 2003. Medical insurance for the quarter ended March 31, 2004 totaled $3,900. There were no medical insurance expenses recorded during the first quarter of 2003. Expenses related to medical insurance were posted to a non-sales account in 2003 causing this discrepancy.

GENERAL AND ADMINISTRATIVE EXPENSE

For the quarter ended March 31, 2004, general and administrative expense decreased $30,409, or 9% to $312,307, compared to $342,716 for the quarter ended March 31, 2003. The Company was able to negotiate and write off $57,844 in liabilities during the first quarter of 2004. In addition, the Company hired a Controller to replace a previously outsourced Controller during the first quarter of 2004 and reduced consulting fees by $21,857. During the first quarter of 2003, the Company incurred $12,500 in bad debt expense. No bad debt expense was recorded during the first quarter of 2004. The Company was also able to reduce other general and administrative expenses during the first quarter of 2004 by reducing operating expenditures. These reductions were partially offset by the writing off of previously capitalized loan financing costs of $106,408 associated with note obligations that were paid off during the quarter. For the quarter ended March 31, 2003, amortization of these loan financing costs totaled $25,754.

OPERATING EXPENSES AND NET INCOME

For the quarter ended March 31, 2004, operating expenses decreased $125,385, or 22% to $433,321, compared to $558,706 for the quarter ended March 31, 2003. The Company reported a net loss of $(257,847) for the quarter ended March 31, 2004, compared to a net loss of ($333,476) for the quarter ended March 31, 2003.

CASH AND CASH EQUIVALENTS

At March 31, 2004, the Company had cash and cash equivalents of $882,677, compared to cash and cash equivalents of $104,609 at March 31, 2003. At March 31, 2004, the Company had a working capital surplus of $936,653, compared to a working capital deficit of $(993,872) at March 31, 2003. The increase in the Company's cash and working capital position compared to March 31, 2003 was due to financing activities during 2003 as well as the settlement of the Endocare lawsuit in the amount of $1.877 million.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2004, the Company generated approximately $55k in product sales, the highest product sales quarter since inception. The Company also realized approximately $59k in consulting revenue. While the new focus on product sales is beginning to demonstrate its potential and the Company is beginning to acquire more customers and gain exposure, the Company has been unable to support its operations solely from revenue generated from product sales. In February 2004, the Company collected $1.887 million from its lawsuit settlement with Endocare. This settlement enabled the Company to relieve a majority of its debt and liabilities as well as provide supplemental cash flow to support operating activities.

During the quarter ended March 31, 2004, net cash provided by continuing operations was approximately $850,000 as compared to net cash used by continuing operating activities of $52,509 for the quarter ended March 31, 2003. The net cash provided from operating activities in the first quarter of 2004 resulted primarily from the collection of the Endocare settlement and was partially offset by the reduction in accounts payable, accrued expenses, and accrued salaries. Trade receivables (net) increased to $150,351 from $34,851 at December 31, 2003 as product sales grew in the first quarter and the Company earned management fees and facilities fees from the agreement with CPSI. Inventory increased to $58,941 from $39,805 at December 31, 2003 as raw materials were purchased to support product sales activity.

Net cash used in investing activities totaled $50,318 for the quarter ended March 31, 2004 as the Company purchased new equipment and made leasehold improvements to support the new manufacturing facility and product sales as opposed to $0 net cash used in investing activities for the quarter ended March 31, 2003.

Net cash used by financing activities totaled $705,525 for the quarter ended March 31, 2004 as all outstanding balances to noteholders were paid in full, compared to net cash provided of $90,000 for the quarter ended March 31, 2003. This resulted from a new $100,000 note and payment in the amount of $10,000 on an outstanding note during the quarter.

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

In March 1999, the Company signed an Incubator Licensing Agreement with State University of New York (SUNY) whereby the Company will conduct research and development in the field of cryogenic science and, in particular, solution technology. The Company will pay the University $1,005 per month during the term of the License, which expires in July 2004, unless terminated earlier by either party, and all inventions conceived as a result of these research and development efforts belong to the Company. The Company is evaluating the option to extend such licensing agreement.

Effective January 8, 2004, the Company entered into a non-cancelable operating lease for new space in Owego, NY that expires in January 2007. The lease payments under the new lease will be $6,200 per month. The Company's president has a minority interest in the leased premises.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

BioLife was involved in a lawsuit against Endocare, Inc., arising out of Endocare's failure to register 120,022 shares of its stock as part of the transaction by which the Company sold its cryosurgical equipment assets to Endocare in a transaction that closed on June 24, 2002. In the lawsuit, the Company claimed damages of $1,648,935, comprising the proceeds that could have been realized had Endocare properly registered the Stock within the time frame set forth in the Registration Rights Agreement entered into between the parties. Endocare filed an answer and counterclaim, seeking damages of over $5,000,000 as a result of various alleged breaches by the Company of the Asset Purchase Agreement entered into between the parties. Trial in this matter began on March 31, 2003 and concluded on April 3, 2003. On October 10, 2003, the State of Delaware issued a Final Order and Judgment in favor of BioLife in the amount of $1,648,935 plus prejudgment interest. On February 25, 2004, the Company collected $1.88 million from Endocare for damages, interest, and legal fees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    The following documents are filed as part of this report:

                 (1) Financial Statements - filed as part of this report beginning on page 2.

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

    10.8 Research Agreement dated March 15, 2004 between the Company and CPSI (7)

    31.1            Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002*

    32.1            Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002*


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

          (7) Incorporated by reference to the Company's annual report on From 10-KSB for the year ended December 31, 2003.

          *Filed herewith

        (b)     Reports on Form 8-K

         Current Report on Form 8-K, filed January 16, 2004, relating to the Series G Convertible Preferred Stock private placement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BioLife Solutions, Inc.
                                    -----------------------
                                            (Registrant)





Date:  May 14, 2004                 By:    /s/ John G. Baust
                                          ---------------------------------
                                          John G. Baust, PhD
                                          President and Chief Executive Officer
                                          (Principal Executive Officer )