Form 10QSB
period 2004-06-30
BIOLIFE SOLUTIONS INC
filed 2004-08-12
CIK 834365

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended June 30, 2004      Commission file number 0-18170
                               -------------                             -------



                             BIOLIFE SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)


          Delaware                                           94-3076866
          --------                                           ----------
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

         Yes     X              No
                ---


12,413,209 SHARES OF BIOLIFE SOLUTIONS, INC. COMMON STOCK, PAR VALUE $.001 PER SHARE, WERE OUTSTANDING AS OF AUGUST 11, 2004.

Transitional Small Business Disclosure Format (check one). Yes ___ No _X_

                             BIOLIFE SOLUTIONS, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2004

                                      INDEX




                                                                                                               Page
                                                                                                                No.
Part I. Financial Information
         Item 1. Financial Statements:
              Unaudited Balance Sheet at June 30, 2004 .....................................................    2
              Unaudited Statements of Operations for the three and six month periods ended June 30,
              2004 and June 30, 2003 .......................................................................    3
              Unaudited Statements of Cash Flows for the six month periods ended June 30, 2004 and
              June 30, 2003 ................................................................................    4
              Notes to Financial Statements ................................................................   5-7
         Item 2. Management's Discussion and Analysis ......................................................   8-12
         Item 3. Controls and Procedures ...................................................................    13

Part II. Other Information
         Item 6. Exhibits and Reports on Form 8-K ..........................................................   14-15
         Signatures ........................................................................................     16
         Certifications ....................................................................................   17-19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                             BIOLIFE SOLUTIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                                    JUNE 30,
                                                                                      2004
                                                                              --------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                            $    724,344
Receivables                                                                               105,341
Inventories                                                                                75,383
Prepaid expenses and other current assets                                                  27,800
                                                                              --------------------
TOTAL CURRENT ASSETS                                                                      932,868
                                                                              --------------------
PROPERTY AND EQUIPMENT
Leasehold improvements                                                                     39,283
Furniture and computer equipment                                                           39,761
Manufacturing and other equipment                                                         203,066
                                                                              --------------------
TOTAL                                                                                     282,110
Less:  Accumulated depreciation and amortization                                        (124,893)
                                                                              --------------------
NET PROPERTY AND EQUIPMENT                                                                157,217
                                                                              --------------------
TOTAL ASSETS                                                                        $   1,090,085
                                                                              ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                    $     115,931
Accrued expenses                                                                          109,373
                                                                              --------------------
TOTAL CURRENT LIABILITIES                                                                 225,304
                                                                              --------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series F convertible preferred stock, $.001 par value; 12,000
     shares authorized, 12,000 shares issued and outstanding                                   12
Series G convertible preferred stock, $.001 par value; 80
     shares authorized, 55 shares issued and outstanding                                        1
Common stock, $0.001 par value, 25,000,000 shares
     authorized, 12,413,209 shares issued and outstanding                                  12,413
Additional paid-in capital                                                             40,663,172
Accumulated deficit                                                                  (39,810,817)
                                                                              --------------------
TOTAL STOCKHOLDERS' EQUITY                                                                864,781
                                                                              --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $   1,090,085
                                                                              ====================


                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                 JUNE 30,                               JUNE 30,
                                                       2004                 2003              2004                    2003
                                                 ------------------------------------    ------------------------------------
REVENUE
Grant revenue                                           $  11,650           $ 25,898         $   38,936            $  126,253
Facilities fee - related party                             22,179                  -             36,965                     -
Management fee - related party                             12,198                  -             20,331                     -
Seminar Fees                                                1,075                  -              1,075                     -
Consulting revenue                                         13,000             36,000             72,000               137,360
Product sales                                              86,145             50,870            141,091                77,435
                                                 -----------------    ---------------     --------------       ---------------
TOTAL REVENUE                                             146,247            112,768            310,398               341,048
                                                 -----------------    ---------------     --------------       ---------------

OPERATING EXPENSES
Research and development                                   86,425            161,622            145,602               337,963
Sales and marketing                                        87,823             45,621            159,222                84,669
Product sales                                               8,845              8,733              (718)                 9,334
General and administrative                                200,733            377,999            513,041               735,023
                                                 -----------------    ---------------     --------------       ---------------
TOTAL EXPENSES                                            383,826            593,975            817,147             1,166,988
                                                 -----------------    ---------------     --------------       ---------------
OPERATING LOSS                                          (237,579)          (481,207)          (506,749)             (825,940)
                                                 -----------------    ---------------     --------------       ---------------
OTHER INCOME (EXPENSE)
Interest income (expense)                                   4,085           (13,264)             15,408              (19,514)
Other income                                                    -                  -                  -                 3,200
                                                 -----------------    ---------------     --------------       ---------------
TOTAL OTHER INCOME (EXPENSE)                                4,085           (13,264)             15,408              (16,314)
                                                 -----------------    ---------------     --------------       ---------------
LOSS BEFORE BENEFIT FOR TAXES                           (233,494)          (494,471)          (491,341)             (842,254)
(BENEFIT) PROVISION FOR INCOME TAXES                            -                  -                  -                     -
                                                 -----------------    ---------------     --------------       ---------------
NET LOSS                                               $(233,494)         $(494,471)         $(491,341)            $(842,254)

                                                 =================    ===============     ==============       ===============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE:
TOTAL BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                             $ (0.02)         $   (0.04)         $   (0.04)            $   (0.07)
                                                 =================    ===============     ==============       ===============
Basic and diluted weighted average common
     shares used to compute net loss
     per share                                         12,413,209         12,413,209         12,413,209            12,413,209
                                                 =================    ===============     ==============       ===============


                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                               2004                 2003
                                                                                        -------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                      $  (491,341)          $(842,254)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED (USED) BY OPERATING
      ACTIVITIES
Depreciation                                                                                        27,574              23,091
Amortization of loan financing costs                                                               106,408              50,066
CHANGE IN OPERATING NET ASSETS AND LIABILITIES
(INCREASE) DECREASE IN
Accounts receivable                                                                              1,801,454            (32,470)
Inventories                                                                                       (35,578)             (3,003)
Prepaid and other current assets                                                                  (27,800)               7,852
INCREASE (DECREASE) IN
Accounts payable                                                                                 (447,425)             271,238
Accrued expenses                                                                                  (73,074)               7,621
Accrued salaries                                                                                 (156,461)              86,028
                                                                                        -------------------   -----------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                   703,757           (431,831)
                                                                                        -------------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                                (61,793)                   -
                                                                                        -------------------   -----------------
NET CASH USED BY INVESTING ACTIVITIES                                                             (61,793)                   -
                                                                                        -------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                                              -             400,000
Principal payments on notes payable                                                              (705,525)            (20,000)
                                                                                        -------------------   -----------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                                 (705,525)             380,000
                                                                                        -------------------   -----------------
NET INCREASE (DECREASE) IN CASH                                                                   (63,561)            (51,831)
CASH - BEGINNING OF PERIOD                                                                         787,905              67,118
                                                                                        -------------------   -----------------
CASH - END OF PERIOD                                                                          $    724,344          $   15,287
                                                                                        ===================   =================

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

The Balance Sheet as of June 30, 2004, and the Statements of Operations for the three month and six month periods ended June 30, 2004 and 2003 and Statements of Cash Flows for the six-month periods ended June 30, 2004 and 2003, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2004, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

The results of operations for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the operating results anticipated for the full year.

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

B. FINANCIAL CONDITION

On February 25, 2004, the Company settled its lawsuit with Endocare and collected $1,887,474 in damages, including interest and legal fees reimbursement. This settlement improved the Company's cash position and enabled the Company to pay a majority of its outstanding debts and liabilities. At June 30, 2004, the Company had stockholders' equity of approximately $865,000 and a working capital surplus of approximately $707,000. Although the second quarter of 2004 resulted in the highest product sales in the history of the Company, it has been unable to generate sufficient income from operations to meet its operating needs.

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


C. LEGAL PROCEEDINGS

BioLife had been involved in a lawsuit against Endocare, Inc., arising out of Endocare's failure to register 120,022 shares of its stock as part of the transaction by which the Company sold its cryosurgical equipment assets to Endocare in a transaction that closed on June 24, 2002. In the lawsuit, the Company claimed damages of $1,648,935, comprising the proceeds that could have been realized had Endocare properly registered the Stock within the time frame set forth in the Registration Rights Agreement entered into between the parties. Endocare filed an answer and counterclaim, seeking damages of over $5,000,000 as a result of various alleged breaches by the Company of the Asset Purchase Agreement entered into between the parties. Trial in this matter began on March 31, 2003 and concluded on April 3, 2003. On October 10, 2003, the State of Delaware issued a Final Order and Judgment in favor of BioLife in the amount of $1,648,935 plus prejudgment interest. On February 25, 2004, the Company collected approximately $1.88 million from Endocare for damages, interest, and legal fees.


D. INVENTORIES

Inventories consisted of $26,312 of finished product and $49,071 of manufacturing materials at June 30, 2004.

E. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income from continuing operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants. Potential issuable common shares were not included in the diluted earnings per share amounts for the three month and six month periods ended June 30, 2004 and 2003 as their effect would have been anti-dilutive.

F. STOCK OPTIONS

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

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                                 2004            2003              2004            2003
Net Income (Loss) as reported                                 $  (233,494)     $ (494,471)      $ (491,341)      $ (842,254)
Compensation expense based on fair value,
     net of related tax effects                                   (17,805)        (26,921)         (35,610)         (53,842)
                                                             -------------- ---------------    -------------- ---------------

     Pro forma net loss                                        $ (251,299)     $ (521,392)       $(526,951)      $ (896,096)
                                                             ============== ===============    ============== ===============

Basic and diluted net loss per share as reported               $    (0.02)     $    (0.04)       $   (0.04)      $    (0.07)
                                                             ============== ===============    ============== ===============

     Pro forma                                                 $    (0.02)     $    (0.04)       $   (0.04)      $    (0.07)
                                                             ============== ===============    ============== ===============

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

G. RECLASSIFICATIONS

Certain June 2003 amounts have been reclassified to conform to the June 2004 presentation. These reclassifications had no effect on operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth elsewhere herein.

BioLife has pioneered the next generation of cryopreservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation and storage. The Company believes that HypoThermosol(R), GelStor and CryoStor products it is selling today are a significant step forward in meeting these needs.

The Company's line of cryopreservation solutions is composed of complex synthetic, aqueous solutions containing, in part, minerals and other elements found in human blood, which are necessary to maintain fluids and chemical balances throughout the body at near freezing temperatures. The solutions preserve cells and tissue in low temperature environments for extended periods after removal of the cells through minimally invasive biopsy or surgical extraction, as well as in shipping the propagated material for the application of cell or gene therapy or tissue engineering. BioLife has entered into research agreements with several emerging biotechnology companies engaged in the research and commercialization of cell and gene therapy technology and has received several government research grants in partnership with academic institutions to conduct basic research, which could lead to further commercialization of technology to preserve human cells, tissues and organs.

The Company currently markets its HypoThermosol(R), CryoStor and GelStor line of solutions to companies and labs engaged in pre-clinical research, and to academic institutions.

With the addition of the settlement funds received in February of 2004, BioLife was able to pay the majority of its debt and liabilities and is now positioned to move forward with building a successful company based on its novel IP. To set the stage for this growth, BioLife, in 2003, developed dozens of accounts that now purchase its solution products, entered into supply and development agreements that will provide a revenue base moving forward, registered with the FDA as a Class 2 medical device manufacturer, established an internal manufacturing capability, launched a series of national training workshops that serve to accelerate the exposure of its technology, had its products included in a number of FDA approved cell therapy-based IND's, and is in the process of launching a clinical trial in what promises to be a very substantial niche market.

The Company's two-part business plan is designed to exploit its extensive knowledge base in the field of cryopreservation solutions. The first part is based on the broad-based need for improved quality of cryopreservation within the cell-based biomedical/biotech industries, and includes the outsourcing of this expertise to large and small companies by providing them with cryopreservation process evaluation services, pursuant to which BioLife evaluates the cryopreservation processes of potential clients. Under these contracts, the client defines specific cryopreservation milestones, BioLife develops an "off-the-shelf" solution to meet the milestones, and the parties then enter into an appropriate supply agreement.

A second key element to our business plan is the expansion of our product sales base. In 2003, the Company launched an organized sales effort under the direction of Alan Rich, Vice President of Sales and Marketing. Our product sales in the first quarter of 2004 were the highest ever at that time: approximately 50% higher than the average quarterly numbers for 2003. Product sales in the second quarter of 2004 surpassed the first quarter by 57% as the Company reached record product sales of $86,145. During June 2004, the Company achieved product sales of more than $32,000, its highest monthly sales total ever. These numbers, while moving in the right direction, are modest and only provide a base from which we plan to grow.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
ENDED JUNE 30, 2004 AND 2003

REVENUE
Revenue for the quarter ended June 30, 2004 increased $33,479, or 30%, to $146,247, compared to $112,768 for the quarter ended June 30, 2003. The shift in focus toward product sales resulted in a 69% increase in product sales in the second quarter of 2004 as compared to the second quarter of 2003. While product sales rose, consulting revenue declined as a result of the scheduled completion of contracts with consulting clients. In addition, the shift in focus toward product sales resulted in a 55% decline in grant revenue, or $14,248, from the second quarter of 2003. For the quarter ended June 30, 2004, the Company received management and facilities fees totaling $34,377 as a result of the research agreement between the Company and Cell Preservation Services, Inc.
(CPSI), pursuant to which the Company receives facilities and management fees from CPSI in exchange for the use of BioLife facilities and management services in connection with the research performed on behalf of CPSI. CPSI is a company formed by Dr. John M. Baust, a former Biolife employee and the son of Dr. John
G. Baust, President of BioLife.

Revenue for the six month period ended June 30, 2004 decreased $30,650, or 9%, to $310,398, compared to $341,048 for the six month period ended June 30, 2003. The shift in focus toward product sales resulted in an 82% increase in product sales for the six month period ended June 30, 2004, compared to the six month period ended June 30, 2003. While product sales rose, consulting revenue declined as a result of the scheduled completion of contracts with consulting clients. In addition, the shift in focus toward product sales resulted in a 69% decline in grant revenue, or $87,317, from the six month period ended June 30, 2003. For the six month period ended June 30, 2004, the Company received management and facilities fees totaling $57,296 as a result of the research agreement between the Company and CPSI.

COST OF PRODUCT SALES
For the quarter ended June 30, 2004, the cost of product sales was $8,845 as compared to $8,733 for the quarter ended June 30, 2003. For the six month period ended June 30, 2004, the cost of product sales was ($718) as compared to $9,334 for the six month period ending June 30, 2003. This negative cost of product sales is the result of an adjustment to raw materials inventory and cost of goods sold based on a physical inventory audit during the first quarter of 2004. An adjustment was made to increase inventory by $11,895 and decrease cost of product sales by $11,895 as a result of the physical inventory audit.

RESEARCH AND DEVELOPMENT
Expenses relating to research and development for the quarter ended June 30, 2004 declined $75,197, or 47%, from the previous quarter ended June 30, 2003. This decrease in research and development costs was in large part due to the shift of grant related research activities to CPSI pursuant to the research agreement. Three former employees of BioLife became CPSI employees during the first quarter of 2004 to perform grant related research and development work. This resulted in a reduction in research and development salaries from $92,453 during the quarter ended June 30, 2003 to $16,250 for the quarter ended June 30, 2004.

Expenses relating to research and development for the six month period ended June 30, 2004 declined $192,361 or 57% from the previous six month period ended June 30, 2003. This decrease in research and development costs was in large part due to the shift of grant related research activities to CPSI pursuant to the research agreement. Three former employees of BioLife became CPSI employees during the first quarter of 2004 to perform grant related research and development work. This resulted in a reduction in research and development salaries from $181,413 during the six month period ended June 30, 2003 to $71,073 for the six month period ended June 30, 2004. In addition, the Company was able to negotiate and settle legal fees to patent counsel that had been accrued in 2003. This negotiation and settlement resulted in a credit of $47,142 in legal fees during the first quarter of 2004.

SALES AND MARKETING
For the quarter ended June 30, 2004, sales and marketing expenses increased $42,202, or 93%, to $87,823, compared to $45,621 for the quarter ended June 30, 2003. The increase in sales and marketing expense was due to several factors, including travel and trade show related expenses incurred in the second quarter of 2004 in an effort to increase Company and product exposure. Travel and trade show related expenses totaled $14,638 during the quarter ended June 30, 2004 as compared to $7,930 during the quarter ended June 30, 2003. In addition, trade show attendance fees of $1,860 were incurred in 2004. Medical insurance for the quarter ended June 30, 2004 totaled $3,900. There were no medical insurance expenses recorded during the second quarter of 2003. Expenses related to medical insurance were posted to a non-sales account in 2003, which caused this discrepancy. In addition, commissions and auto allowances accrued in 2002, 2003, and 2004 totaling $25,540 that were previously not booked, were booked in the second quarter of 2004.

For the six month period ended June 30, 2004, sales and marketing expenses increased $74,553, or 88%, to $159,222, compared to $84,669 for the six month period ended June 30, 2003. The increase in sales and marketing expense was due to several factors as mentioned in the previous paragraph.

GENERAL AND ADMINISTRATIVE EXPENSE
For the quarter ended June 30, 2004, general and administrative expense decreased $177,266, or 47%, to $200,733, compared to $377,999 for the quarter ended June 30, 2003. The Company incurred amortization expense of $36,746 in the second quarter of 2003 related to capitalized loan financing costs. All notes were paid during the first quarter of 2004 and the remaining loan financing costs were written off in the first quarter. There was no amortization expense incurred during the second quarter of 2004. Accounting fees decreased $13,167 for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 as audit fees were recorded during the first quarter in 2004 and in the second quarter of 2003. The Company hired a controller to replace a previously outsourced controller during the first quarter of 2004 and reduced consulting fees by $33,510 during the second quarter of 2004 as compared to the second quarter of 2003. For the quarter ended June 30, 2004, legal expenses decreased $37,472, or 61% to $24,214, compared to $61,687 for the quarter ended June 30, 2003. In 2003, the Company incurred additional legal expenses related to the Endocare lawsuit. The Company was also able to reduce other general and administrative expenses during the second quarter of 2004 by reducing operating expenditures.

For the six month period ended June 30, 2004, general and administrative expense decreased $221,982, or 30% to $513,041, compared to $735,023 for the six month period ended June 30, 2003. In addition to expense reductions as mentioned in the previous paragraph, the Company was able to negotiate and write off $57,844 in liabilities during the first quarter of 2004. During the first quarter of 2003, the Company incurred $12,500 in bad debt expense. No bad debt expense was recorded during the first quarter of 2004. The Company was also able to reduce other general and administrative expenses during the first quarter of 2004 by reducing operating expenditures. These reductions were partially offset by the writing off of previously capitalized loan financing costs of $106,408 associated with note obligations that were paid during the first quarter of 2004. For the first quarter of 2003, amortization of these loan financing costs totaled $25,754.

OPERATING EXPENSES AND NET INCOME
For the quarter ended June 30, 2004, operating expenses decreased $210,149, or 35% to $383,826, compared to $593,975 for the quarter ended June 30, 2003. The Company reported a net loss of $(233,494) for the quarter ended June 30, 2004, compared to a net loss of ($494,471) for the quarter ended June 30, 2003.

For the six month period ended June 30, 2004, operating expenses decreased $349,841, or 30% to $817,147, compared to $1,166,988 for the six month period ended June 30, 2003. The Company reported a net loss of $(491,341) for the six month period ended June 30, 2004, compared to a net loss of ($842,254) for the six month period ended June 30, 2003.

CASH AND CASH EQUIVALENTS
At June 30, 2004, the Company had cash and cash equivalents of $724,344, compared to cash and cash equivalents of $15,287 at June 30, 2003. At June 30, 2004, the Company had a working capital surplus of $707,564, compared to a working capital deficit of $(1,319,415) at June 30, 2003. The increase in the Company's cash and working capital position compared to June 30, 2003 was due to financing activities during 2003 as well as the settlement of the Endocare lawsuit in the amount of $1.88 million.

LIQUIDITY AND CAPITAL RESOURCES
During the second quarter of 2004, the Company generated approximately $86,000 in product sales, the highest product sales quarter since inception. First quarter sales were approximately $55,000 and represented the previous high product sales quarter. The second quarter exceeded first quarter sales by approximately $31,000, a 57% increase. The Company also realized approximately $13,000 in consulting revenue. While the consecutive increasing product sales quarters in the first and second quarters appear promising, the Company has been unable to support its operations solely from revenue generated from product sales. In February 2004, the Company collected approximately $1.88 million from its lawsuit settlement with Endocare. This settlement enabled the Company to relieve a majority of its debt and liabilities as well as provide supplemental cash flow to support operating activities.

During the six month period ended June 30, 2004, net cash provided by operations was $703,757 as compared to net cash used by operating activities of $431,831 for the six month period ended June 30, 2003. The net cash provided from operating activities resulted primarily from the collection of the Endocare settlement and was partially offset by the reduction in accounts payable, loans payable, accrued expenses, and accrued salaries. Trade receivables (net) increased to $105,341 from $34,851 at December 31, 2003 as product sales during the first two quarters and the Company earned management fees and facilities fees from the agreement with CPSI. Inventory increased to $75,383 from $39,805 at December 31, 2003 as raw materials were purchased to support product sales activity.

Net cash used in investing activities totaled $61,793 for the six month period ended June 30, 2004 as the Company purchased new equipment and made leasehold improvements to support the new manufacturing facility and product sales as opposed to no net cash used in investing activities for the six month period ended June 30, 2003.

Net cash used by financing activities totaled $705,525 for the six month period ended June 30, 2004 as all outstanding balances to noteholders were paid in full, compared to net cash provided of $380,000 for the six month period ended June 30, 2003. This resulted from new $400,000 notes and payment of $20,000 on outstanding notes during the period.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates estimates including those related to bad debts, inventories, fixed assets, intangible assets, income taxes, restructuring costs, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company's judgments on the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that following accounting policies involves more significant judgments and estimates in the preparation of the financial statements. The Company maintains an allowance for doubtful accounts for estimated losses that may result from the inability of its customers to make payments. If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make payments, the Company may be required to make additional allowances. The Company writes down inventory for estimated obsolete or unmarketable inventory to the lower of cost or market based on assumptions of future demand. If the actual demand and market conditions are less favorable than projected, additional write-downs may be required.


CONTRACT OBLIGATIONS

The Company leases equipment as lessee, under operating leases expiring on various dates through 2005. The leases require monthly payments of approximately $2,340.

Effective January 8, 2004, the Company entered into a non-cancelable operating lease for new space in Owego, NY that expires in January 2007. The lease payments are $6,200 per month. The building in which the Company will lease space is partially owned by the Company's president.

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

There were no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   The following documents are filed as part of this report:

                  (1) Financial Statements - filed as part of this report beginning on page 2.

                  (2)   Exhibits

     Exhibit
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

              (3) Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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


                                    BioLife Solutions, Inc.
                                    -----------------------
                                          (Registrant)





Date:  August 11, 2004               By:  /s/ John G. Baust
                                          -------------------------------------
                                          John G. Baust, PhD
                                          President and Chief Executive Officer
                                          (Principal Executive Officer )