Form 10QSB
period 2004-09-30
BIOLIFE SOLUTIONS INC
filed 2004-11-15
CIK 834365

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended                  Commission file number
    September 30, 2004                                  0-18170


                             BIOLIFE SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                  94-3076866
            --------                                  ----------
    (State of Incorporation)                  (IRS Employer I.D. Number)


                                171 Front Street
                                 Owego, NY 13827
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (607) 687-4487


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X              No
                ----


12,413,209 SHARES OF BIOLIFE SOLUTIONS, INC. COMMON STOCK, PAR VALUE $.001 PER SHARE, WERE OUTSTANDING AS OF NOVEMBER 15, 2004.

Transitional Small Business Disclosure Format (check one). Yes ___ No _X_

                             BIOLIFE SOLUTIONS, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX




                                                                        Page No.
Part I. Financial Information
         Item 1. Financial Statements:
              Unaudited Balance Sheet at September 30, 2004.................. 2
              Unaudited Statements of Operations for the three and
                nine month periods ended September 30, 2004
                and September 30, 2003....................................... 3
              Unaudited Statements of Cash Flows for the nine month
                periods ended September 30, 2004 and September 30, 2003...... 4
              Notes to Financial Statements................................ 5-7
         Item 2. Management's Discussion and Analysis..................... 8-12
         Item 3. Controls and Procedures.................................... 13

Part II. Other Information
         Item 6. Exhibits................................................ 14-15
         Signatures......................................................... 16
         Certifications.................................................. 17-19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS
                             BIOLIFE SOLUTIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                  SEPTEMBER 30,
                                                                      2004
                                                                ----------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                       $       571,792
Receivables                                                             115,699
Inventories                                                              83,282
Prepaid expenses and other current assets                                27,800
                                                                ---------------
TOTAL CURRENT ASSETS                                                    798,573
                                                                ---------------
PROPERTY AND EQUIPMENT
Leasehold improvements                                                   39,283
Furniture and computer equipment                                         39,760
Manufacturing and other equipment                                       203,066
                                                                ---------------
TOTAL                                                                   282,109
Less:  Accumulated depreciation and amortization                       (141,271)
                                                                ---------------
NET PROPERTY AND EQUIPMENT                                              140,838
TOTAL ASSETS                                                    $       939,411
                                                                ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                $        99,307
Accrued expenses                                                        125,501
                                                                ---------------
TOTAL CURRENT LIABILITIES                                               224,808
                                                                ---------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series F convertible preferred stock, $.001 par value; 12,000
     shares authorized, 12,000 shares issued and outstanding                12
Series G convertible preferred stock, $.001 par value; 80
     shares authorized, 55 shares issued and outstanding                     1
Common stock, $0.001 par value, 25,000,000 shares
     authorized, 12,413,209 shares issued and outstanding               12,413
Additional paid-in capital                                          40,663,172
Accumulated deficit                                                (39,960,995)
                                                                --------------
TOTAL STOCKHOLDERS' EQUITY                                             714,603
                                                                --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $      939,411
                                                                ==============


                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                                       2004                 2003              2004                    2003
                                                 ----------------    ---------------     ----------------     ----------------
REVENUE
Grant revenue                                    $              -     $      114,873      $      38,936        $      241,126
Facilities fee - related party                             35,651                  -             72,617                     -
Management fee - related party                             19,608                  -             39,939                     -
Seminar Fees                                                1,400                  -              2,475                     -
Consulting revenue                                         14,000             16,000             86,000               153,360
Product sales                                              84,215             43,650            225,305               121,085
                                                 ----------------     --------------      -------------        --------------
TOTAL REVENUE                                             154,874            174,523            465,272               515,571
                                                 ----------------     --------------      -------------        --------------

OPERATING EXPENSES
Research and development                                   71,429            245,199            217,031               583,163
Sales and marketing                                        56,401             65,241            215,623               149,909
Product sales                                               5,949              3,598              5,232                12,932
General and administrative                                174,557            413,304            687,597             1,148,326
                                                 ----------------     --------------      -------------        --------------
TOTAL EXPENSES                                            308,336            727,342          1,125,483             1,894,330
                                                 ----------------     --------------      -------------        --------------
OPERATING LOSS                                           (153,462)          (552,819)          (660,211)           (1,378,759)
                                                 ----------------     --------------      -------------        --------------
OTHER INCOME (EXPENSE)
Interest income (expense)                                   3,284           (16,250)             18,692               (35,764)
Other income                                                    -                 -                   -                 3,200
                                                 ----------------     -------------       -------------        --------------
TOTAL OTHER INCOME (EXPENSE)                                3,284           (16,250)             18,692               (32,564)
                                                 ----------------     -------------       -------------        --------------
NET LOSS                                         $       (150,178)    $    (569,069)      $    (641,519)       $   (1,411,323)
                                                 ================     =============       =============        ==============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE:
TOTAL BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                             $ (0.01)     $       (0.05)      $       (0.05)              $ (0.11)
                                                 ===============      =============       =============        ==============
Basic and diluted weighted average common
     shares used to compute net loss per
     per share                                        12,413,209         12,413,209          12,413,209            12,413,209
                                                 ===============      =============       =============        ==============


                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      2004                 2003
                                                                                 ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $      (641,519)     $   (1,411,323)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED (USED) BY OPERATING
      ACTIVITIES
Depreciation                                                                              43,953              34,507
Amortization of loan financing costs                                                     106,408             102,995
Issuance of warrants and options for consulting
     and professional services                                                                 -             138,512
CHANGE IN OPERATING NET ASSETS AND LIABILITIES
(INCREASE) DECREASE IN
Receivables                                                                            1,791,097             (22,686)
Inventories                                                                              (43,477)             (1,502)
Prepaid expenses and other current assets                                                (27,800)              7,852
INCREASE (DECREASE) IN
Accounts payable                                                                        (464,051)            358,627
Increase in bank overdraft                                                                     -              11,903
Accrued expenses                                                                        (213,407)            336,745
                                                                                 ---------------     ---------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                         551,204            (444,370)
                                                                                 ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                       (61,791)                  -
                                                                                 ---------------     ---------------
NET CASH USED BY INVESTING ACTIVITIES                                                    (61,791)                  -
                                                                                 ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                                    -             400,000
Principal payments on notes payable                                                     (705,525)            (20,000)
                                                                                 ---------------     ---------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                        (705,525)            380,000
                                                                                 ---------------     ---------------
NET DECREASE IN CASH                                                                    (216,112)            (64,370)
CASH - BEGINNING OF PERIOD                                                               787,904              67,118
                                                                                 ---------------     ---------------
CASH - END OF PERIOD                                                             $       571,792     $         2,748
                                                                                 ===============     ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                      $        81,597     $             -
                                                                                 ===============     ===============
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Warrants issued for payment of loan financing costs                         $             -     $       211,713
                                                                                 ===============     ===============

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

The Balance Sheet as of September 30, 2004, and the Statements of Operations for the three month and nine month periods ended September 30, 2004 and 2003 and Statements of Cash Flows for the nine month periods ended September 30, 2004 and 2003, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2004, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

The results of operations for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the operating results anticipated for the full year.

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

B. FINANCIAL CONDITION

On February 25, 2004, the Company settled its lawsuit with Endocare and collected $1,887,474 in damages, including interest and legal fees reimbursement. This settlement improved the Company's cash position and enabled it to pay a majority of its outstanding debts and liabilities. At September 30, 2004, the Company had stockholders' equity of approximately $715,000 and a working capital surplus of approximately $574,000. Although monthly product sales remained consistent through the third quarter of 2004, the Company must continue to focus on product sales growth as the current level of product sales is not sufficient to meet its operating needs.

The Company believes it has sufficient funds to continue operations for at least the next twelve months. Future capital requirements will depend on many factors, including the ability to market and sell the Company's product line, research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the maintenance of our manufacturing facility, the maintenance of sales and marketing capabilities, and the establishment of collaborative relationships with other parties.

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


D. INVENTORIES

Inventories consisted of $33,311 of finished product and $49,971 of manufacturing materials at September 30, 2004.

E. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income from continuing operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants. Potential issuable common shares were not included in the diluted earnings per share amounts for the three month and nine month periods ended September 30, 2004 and 2003 as their effect would have been anti-dilutive.

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


                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 2004            2003              2004             2003
Net loss as reported                                         $   (150,178)    $  (569,069)     $ (641,519)    $ (1,411,323)
Compensation expense based on fair value,
     net of related tax effects                                   (17,805)        (26,921)        (53,415)         (80,763)
                                                             ------------     -----------      ----------     ------------

     Pro forma net loss                                      $   (167,983)    $  (595,990)     $ (694,934)    $ (1,492,086)
                                                             ============     ===========      ===========    ============

Basic and diluted net loss per share as reported             $      (0.01)    $     (0.05)     $    (0.05)    $      (0.11)
                                                             ============     ===========      ===========    ============

     Pro forma                                               $      (0.01)    $     (0.05)     $    (0.06)    $      (0.12)
                                                             ============     ===========      ===========    ============

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

G. RECLASSIFICATIONS

Certain September 2003 amounts have been reclassified to conform to the September 2004 presentation. These reclassifications had no effect on operations.

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

With the addition of the settlement funds received in February of 2004, BioLife was able to pay the majority of its debt and liabilities and is now positioned to move forward with building a successful company based on its novel IP. To set the stage for this growth, BioLife has developed dozens of accounts that now purchase and rely on its solution products, entered into supply and development agreements that will provide a revenue base moving forward, registered with the FDA as a Class 2 medical device manufacturer, established an internal manufacturing capability, launched a series of national training workshops that serve to accelerate the exposure of its technology, had its products included in a number of FDA approved cell therapy-based IND's, and is in the process of launching a clinical trial in what promises to be a very substantial niche market.

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

A second key element to our business plan is the expansion of our product sales base. In 2003, the Company launched an organized sales effort under the direction of Alan Rich, Vice President of Sales and Marketing. Our product sales in the third quarter of 2004 were approximately 129% higher than the average quarterly product sales in 2003. Product sales in the third quarter of 2004 were only down 2% from the second quarter in what is generally regarded as a slow sales period by the Company. Through the first three quarters of 2004, the Company has generated approximately $225,000 in product sales as compared to approximately $121,000 for the first 3 quarters of 2003. Although our product sales are not yet able to sustain the Company, this 86% increase from 2003 suggests that the Company is headed in the right direction.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUE
Revenue for the quarter ended September 30, 2004 declined $19,649, or 11%, to $154,874, compared to $174,523 for the quarter ended September 30, 2003. The shift in focus toward product sales resulted in a 93% increase in product sales in the third quarter of 2004 as compared to the third quarter of 2003. While product sales rose, consulting revenue remained fairly consistent at $14,000 for the third quarter of 2004 as compared to $16,000 for the third quarter of 2003. In addition, the shift in focus toward product sales and away from research and development activities resulted in no grant revenue for the Company during the third quarter of 2004 as compared to $114,873 in grant revenue for the third quarter of 2003. For the quarter ended September 30, 2004, the Company received management and facilities fees totaling $55,259 as a result of the research agreement between the Company and Cell Preservation Services, Inc. (CPSI), pursuant to which the Company receives facilities and management fees from CPSI in exchange for the use of BioLife facilities and management services in connection with the research performed on behalf of CPSI. CPSI is a company formed by Dr. John M. Baust, a former Biolife employee and the son of Dr. John
G. Baust, President of BioLife.

Revenue for the nine month period ended September 30, 2004 decreased $50,299, or 10%, to $465,272, compared to $515,571 for the nine month period ended September 30, 2003. The shift in focus toward product sales resulted in an 86% increase in product sales for the nine month period ended September 30, 2004, compared to the nine month period ended September 30, 2003. While product sales rose, consulting revenue declined as a result of the scheduled completion of contracts with consulting clients. In addition, the shift in focus toward product sales resulted in a 84% decline in grant revenue, or $202,190, from the nine month period ended September 30, 2003. For the nine month period ended September 30, 2004, the Company received management and facilities fees totaling $112,555 as a result of the research agreement between the Company and CPSI.

COST OF PRODUCT SALES
For the quarter ended September 30, 2004, the cost of product sales was $5,949 as compared to $3,598 for the quarter ended September 30, 2003. For the nine month period ended September 30, 2004, the cost of product sales was $5,232 as compared to $12,932 for the nine month period ending September 30, 2003. This disparity is the result of an adjustment to raw materials inventory and cost of goods sold based on a physical inventory audit during the first quarter of 2004. An adjustment was made to increase inventory by $11,895 and decrease cost of product sales by $11,895 as a result of the physical inventory audit.

RESEARCH AND DEVELOPMENT
Expenses relating to research and development for the quarter ended September 30, 2004 declined $173,770, or 71%, from the previous quarter ended September 30, 2003. This decrease in research and development costs was in large part due to the shift of grant related research activities to CPSI pursuant to the research agreement. Three former employees of BioLife became CPSI employees during the first quarter of 2004 to perform grant related research and development work. This resulted in a reduction in research and development salaries from $145,871 during the quarter ended September 30, 2003 to $16,250 for the quarter ended September 30, 2004.

Expenses relating to research and development for the nine month period ended September 30, 2004 declined $366,132 or 63% from the previous nine month period ended September 30, 2003. This decrease in research and development costs was in large part due to the shift of grant related research activities to CPSI pursuant to the research agreement. Three former employees of BioLife became CPSI employees during the first quarter of 2004 to perform grant related research and development work. This resulted in a reduction in research and development salaries from $327,284 during the nine month period ended September 30, 2003 to $87,323 for the nine month period ended September 30, 2004. In addition, the Company was able to negotiate and settle legal fees to patent counsel that had been accrued in 2003. This negotiation and settlement resulted in a credit of $47,142 in legal fees during the first quarter of 2004.

SALES AND MARKETING
For the quarter ended September 30, 2004, sales and marketing expenses decreased $8,840, or 14%, to $56,401, compared to $65,241 for the quarter ended September 30, 2003. In the third quarter of 2003, additional sales salaries in the amount of $17,335 were recorded as a result of compensatory warrants being issued during the quarter to sales personnel. Sales and marketing activities not related to salaries such as travel, trade show attendance fees, and advertising expenses increased $6,223, or 83%, for the third quarter of 2004 as compared to the third quarter of 2003.

For the nine month period ended September 30, 2004, sales and marketing expenses increased $65,714, or 44%, to $215,623, compared to $149,909 for the nine month period ended September 30, 2003. The increase in sales and marketing expense was due to several factors related to increasing sales activity including advertising, communication expenses, and trade show attendance fees.

GENERAL AND ADMINISTRATIVE EXPENSE
For the quarter ended September 30, 2004, general and administrative expense decreased $238,747, or 58%, to $174,557, compared to $413,304 for the quarter ended September 30, 2003. The Company incurred amortization expense of $52,928 in the third quarter of 2003 related to capitalized loan financing costs. All notes were paid during the first quarter of 2004 and the remaining loan financing costs were written off in the first quarter. There was no amortization expense incurred during the third quarter of 2004. Accounting fees decreased $22,133 for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 as the Company was required to perform a grant related audit in 2003. In addition, tax preparation fees were recorded in the second quarter of 2004 while tax preparation fees were recorded in the third quarter of 2003 resulting in the variation between the two periods. The Company hired a controller to replace a previously outsourced controller during the first quarter of 2004 and reduced consulting fees by $36,858 during the third quarter of 2004 as compared to the third quarter of 2003. For the quarter ended September 30, 2004, legal expenses decreased $37,584, or 83% to $7,603, compared to $45,187 for the quarter ended September 30, 2003. In 2003, the Company incurred legal expenses related to the Endocare lawsuit. The Company was also able to reduce other general and administrative expenses during the third quarter of 2004 by reducing operating expenditures.

For the nine month period ended September 30, 2004, general and administrative expense decreased $460,729, or 40% to $687,597, compared to $1,148,326 for the nine month period ended September 30, 2003. For the nine month period ended September 30, 2004, the Company incurred amortization expenses from loan financing costs in the amount of $106,408, whereas for the nine month period ended September 30, 2003, amortization expense totaled $102,995. The Company was able to reduce accounting fees by approximately $36,000 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The Company was able to achieve a savings of approximately $16,000 on commercial insurance during the third quarter of 2004 as compared to the third quarter of 2003. The Company hired a controller to replace a previously outsourced controller during the first quarter of 2004 and reduced consulting fees by approximately $92,000 during the third quarter of 2004 as compared to the third quarter of 2003. Legal fees totaled $100,379 for the nine month period ended September 30, 2004 as compared to $170,216 for the nine month period ended September 30, 2003. This reduction in legal fees was primarily due to legal fees incurred in 2003 related to the Endocare lawsuit. In addition to expense reductions as mentioned above, the Company was able to negotiate and write off $57,844 in liabilities during the first quarter of 2004. The Company was also able to reduce other general and administrative expenses during the first quarter of 2004 by reducing operating expenditures.

OPERATING EXPENSES AND NET INCOME
For the quarter ended September 30, 2004, operating expenses decreased $419,006, or 58% to $308,336, compared to $727,342 for the quarter ended September 30, 2003. The Company reported a net loss of $(150,178) for the quarter ended September 30, 2004, compared to a net loss of $(569,069) for the quarter ended September 30, 2003.

For the nine month period ended September 30, 2004, operating expenses decreased $768,847, or 41% to $1,125,483, compared to $1,894,330 for the nine month period ended September 30, 2003. The Company reported a net loss of $(641,519) for the nine month period ended September 30, 2004, compared to a net loss of $(1,411,323) for the nine month period ended September 30, 2003.

CASH AND CASH EQUIVALENTS
At September 30, 2004, the Company had cash and cash equivalents of $571,792, compared to cash and cash equivalents of $787,904 at December 31, 2003. At September 30, 2004, the Company had a working capital surplus of $573,765, compared to a working capital surplus of $1,233,123 at December 31, 2003. The decrease in the Company's cash and working capital position compared to December 31, 2003 was due to the Company's inability to sustain operations from sales in 2004.

LIQUIDITY AND CAPITAL RESOURCES
During the third quarter of 2004, the Company generated approximately $84,000 in product sales, nearly equal to the product sales for the second quarter, its highest quarter to date. The Company also realized approximately $14,000 in consulting revenue. While the second and third quarter product sales appear promising, the Company has been unable to support its operations solely from revenue generated from product sales. In February 2004, the Company collected $1.88 million from its lawsuit settlement with Endocare. This settlement enabled the Company to relieve a majority of its debt and liabilities as well as provide supplemental cash flow to support operating activities.

During the nine month period ended September 30, 2004, net cash provided by operations was $551,204 as compared to net cash used by operating activities of $444,370 for the nine month period ended September 30, 2003. The net cash provided from operating activities resulted primarily from the collection of the Endocare settlement and was partially offset by the reduction in accounts payable, accrued expenses, and accrued salaries. Trade receivables (net) increased to $115,699 from $67,352 at December 31, 2003 as product sales activity increased during the first three quarters of 2004. Inventory increased to $83,282 from $1,502 at December 31, 2003 as raw materials were purchased and product inventory was created to support product sales activity.

Net cash used in investing activities totaled $61,791 for the nine month period ended September 30, 2004 as the Company purchased new equipment and made leasehold improvements to support the new manufacturing facility and product sales as opposed to no net cash used in investing activities for the nine month period ended September 30, 2003.

Net cash used by financing activities totaled $705,525 for the nine month period ended September 30, 2004 as all outstanding balances to noteholders were paid in full, compared to net cash provided of $380,000 for the nine month period ended September 30, 2003. This resulted from new $400,000 notes and payment of $20,000 on outstanding notes during the period.

The Company believes it has sufficient funds to continue operations for at least the next twelve months. Future capital requirements will depend on many factors, including the ability to market and sell our product line, research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the maintenance of our manufacturing facility, the maintenance of sales and marketing capabilities, and the establishment of collaborative relationships with other parties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates estimates including those related to bad debts, inventories, fixed assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company's judgments on the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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


CONTRACT OBLIGATIONS

The Company leases equipment as lessee, under operating leases expiring on various dates through 2005. The leases require monthly payments of approximately $2,250.

Effective January 8, 2004, the Company entered into a non-cancelable operating lease for new space in Owego, NY that expires in January 2007. The lease payments are $6,200 per month. The building in which the Company will lease space is partially owned by the Company's president.

In March 1999, the Company signed an Incubator Licensing Agreement with State University of New York (SUNY) whereby the Company will conduct research and development in the field of cryogenic science and, in particular, solution technology. The Agreement has continued on a month to month basis since its expiration in July 2004 and the Company pays the University $1,005 per month. All inventions conceived as a result of these research and development efforts belong to the Company.

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

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

There were no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

3.1           Certificate of Incorporation, as amended. (1)

3.2           By-Laws, and amendment, dated March 19, 1990, thereto. (1)

4.1           Specimen of Common Stock Certificate. (1)

10.1 Stock Option Plan, dated July 7, 1988, and amendment, dated July 19, 1989. (1)

10.2          1998 Stock Option Plan (2)

10.3 Employment Agreement dated July 1, 2002 between the Company and John G. Baust (3)

10.4 Employment Agreement dated November 1, 2002 between the Company and Alan F. Rich (6)

10.5 Incubator License Agreement, dated the first day of March 1999, between BioLife Technologies, Inc. (name subsequently changed to BioLife Solutions, Inc.) and The Research Foundation of the State University of New York, and extensions thereto, dated February 23, 2000 and February 7, 2001 relating to the incubator space at the State University of New York at Binghamton. (4)

10.6          Asset Purchase Agreement dated May 26, 2002 (5)

10.7          Research Agreement dated March 15, 2004 between the Company and
              CPSI (7)

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


                                        BioLife Solutions, Inc.
                                        -----------------------
                                                 (Registrant)





Date:  November 15, 2004               By: /s/ John G. Baust
                                           ---------------------------------
                                           John G. Baust, PhD
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)