Form 10KSB
period 2004-12-31
BIOLIFE SOLUTIONS INC
filed 2005-03-31
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-KSB

(MARK ONE)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2004
                                         -----------------

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18170
                                                -------
                              --------------------

                             BIOLIFE SOLUTIONS, INC.
                 ( Name of Small Business Issuer in its Charter)

            DELAWARE                                                           94-3076866
            --------                                                           ----------
      (State of Incorporation)                        (IRS Employer Identification Number)

        171 FRONT STREET, OWEGO, NY                                               13827
-------------------------------------------                                       -----
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

         Issuer's revenues for the fiscal year ended December 31, 2004 were $626,709.

         As of March 30, 2005, the aggregate market value of voting stock held by nonaffiliates was $1,489,585.

         As of March 30, 2005, there were 12,413,209 shares of Common Stock (par value $.001 per share) outstanding.

         Transitional Small Business Disclosure Format (check one).
Yes     No  X
   ---     ---

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

BioLife Solutions, Inc. ("BioLife" or the "Company") was incorporated in 1998 in Delaware as a wholly owned subsidiary of Cryomedical Sciences, Inc. ("Cryomedical"), a company that was engaged in manufacturing and marketing cryosurgical products. BioLife (a) provides contract-based services for the development of cryopreservation solutions and processes, and (b), based upon its patented HypoThermosol(R) platform technology, develops, manufactures and markets proprietary cryopreservation solutions that markedly improve the biological processing and preservation of cells and tissues.

In May 2002, Cryomedical implemented a restructuring and recapitalization program designed to shift its focus away from cryosurgery toward addressing preservation needs of the biomedical marketplace. On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare, Inc. (NASDAQ: ENDO). In the transaction, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2.2 million in cash and 120,022 shares of Endocare restricted common stock. In conjunction with the sale of Cryomedical's cryosurgical assets, Cryomedical's Board of Directors also approved merging BioLife into Cryomedical and changing its name to BioLife Solutions, Inc. In September 2002, Cryomedical changed its name to BioLife Solutions, Inc. and began to trade under the new ticker symbol, "BLFS", on the OTCBB.

The Company's principal executive offices are located at 171 Front Street, Owego, NY 13827 and its telephone number is (607) 687-4487.

TECHNOLOGICAL OVERVIEW

Time management is a crucial aspect of many facets of clinical practice and, increasingly, cell and gene therapy. Modern therapies must be accomplished under time constraints if they are to be effective. This problem becomes especially critical in the field of cell and tissue therapy, where harvested cell culture and tissue, if maintained at body temperature (98.6(0)F/37(0)C), will lose viability over time. To slow the "metabolic engine" of the harvested cell and tissue, chilling is required. However, chilling is of mixed benefit. Although cooling successfully reduces metabolism (i.e., lowers demand for oxygen), chilling, or hypothermia, is also damaging to cells. To solve this problem, transplant surgeons, for example, will flush the donor tissue with a cold solution designed to provide short-term preservation support after removal of the organ from the donor and during transportation. Clinicians engaged in cell and gene therapy will also attempt to maintain the original and derived cellular material in a cold solution before and after application of the specific cell or gene therapy technique, and during necessary transportation. Support solutions range from simple "balanced salt" (electrolyte) formulations to complex mixtures of electrolytes, energy substrates such as sugars, acid buffers, osmolytes and antibiotics. Clinically, there is not a great deal of protective difference between these various solutions and few offer long-term protection. Often, the basis for selection of a "preservation solution" is a matter of local preference rooted primarily in a hospital's traditional source of supply.

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

A key feature of the Company's products is their fully "defined" nature. These products are serum-free, protein-free and packaged under sterile conditions using USP grade or highest quality available synthetic components.

The results of independent testing suggest that BioLife's customized HypoThermosol(R) solutions significantly prolongs cell, tissue and organ viability, which may, in turn, improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation. BioLife's proprietary HypoThermosol(R) technology is optimized based on molecular biology principles and genetic analysis, not on conventional "cookbook" techniques incorporated in other solutions currently on the market. The Company's line of preservation solutions, based on its patented HypoThermosol(R) technology, is composed of complex synthetic, aqueous solutions containing, in part, minerals and other elements found in human blood which are necessary to maintain fluids and chemical balances throughout the body at near freezing temperatures.

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

The Company currently markets its HypoThermosol(R) and Cryostor products directly to companies and labs engaged in pre-clinical research, and to academic institutions. At this time, CP Rescue, GelStor, and GelStor-FRS are not being manufactured or marketed but may be marketed in the future.

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

In February 2004, the Company entered into a research agreement with Ann Arbor, MI-based Aastrom Biosciences, Inc., a company specializing in developing, manufacturing, and marketing tissue repair cells. Under the terms of the agreement, Aastrom will provide BioLife with cartilage biopsies and materials derived therefrom as are necessary to conduct a research program with the goal of providing solution formulations to Aastrom. BioLife will be compensated, over time, based on certain project milestones. The entire contract is worth $40,000 if all of the projects are completed.

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

In March 1999, BioLife signed an Incubator Licensing Agreement with SUNY Binghamton, whereby BioLife, leases 720 square feet of office and laboratory space at SUNY Binghamton at a rental of rate of $1,005 per month. The Company suspended this agreement at the end of March 2004 and moved operations and manufacturing to the new facility in Owego, NY.

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

In 2004, the Company elected to discontinue engaging directly in the SBIR program. Accordingly, based upon numerous discussions with the Small Business Administration and a review of applicable SBIR rules and regulations, the Company entered into a research agreement with Cell Preservation Services, Inc. ("CPSI") to outsource to CPSI all BioLife research currently funded through SBIR grants. CPSI is owned by Dr. John M. Baust, a recognized expert in cell preservation, a former employee of BioLife and the son of John G. Baust, the CEO of BioLife. Robert Van Buskirk, formerly Vice President, Business Development of BioLife and the person primarily responsible for processing applications for SBIR grants for BioLife, also has left the employ of BioLife and joined CPSI. The research agreement, which was negotiated on an arms length basis and designed to comply with the rules and regulations applicable to the performance of research with respect to SBIR grants, establishes a format pursuant to which CPSI will (a) take over the processing of existing applications for SBIR grants applied for by BioLife ("Current Projects"), (b) apply for additional SBIR grants for future research projects ("Future Projects"), (c) perform a substantial portion of the principal work to be done, in terms of (i) time spent, and (ii) research, in connection with Current Projects and Future Projects (the "Research"), and (d) utilize BioLife personnel as consultants with respect to the Research. In conjunction therewith, BioLife has granted to CPSI a non-exclusive, royalty free license (with no right to sublicense) to use BioLife's technology solely for the purpose of conducting the Research in connection with the Current Projects and Future Projects. Pursuant to the research agreement, (x) BioLife will, among other things, provide CPSI with (i) suitable facilities in which to conduct the Research, including basic research equipment and office equipment ("Facilities"), and (ii) management services ("Management Services"), and (y) CPSI will (i) accept assignment of Current Projects, (ii) be responsible for conducting the Research with respect to Current Projects and Future Projects, (iii) as mutually agreed to by the parties and within the confines of the rules and regulations applicable to the performance of the Research with respect to SBIR grants, utilize BioLife's personnel as consultants, (iv) provide suitable experienced personnel, including, without limitation, a principal investigator/program director, to conduct the Research, (v) comply with all federal laws, rules and regulations applicable to SBIR grants and file all necessary forms and reports with the federal agency awarding the SBIR grants, and (vi) utilize the Facilities and Management Services and pay BioLife fees with respect thereto. BioLife is to own all right, title and interest in and to any technology, inventions, designs, ideas, and the like (whether or not patentable) that emanates from the Current Projects and Future Projects.

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

An even larger market is expected to develop over the next several years as cell therapy and tissue engineering begins to address chronic afflictions such as Alzheimer's, diabetes and heart disease. These markets will also require the successful transportation and storage of biologics to ultimately deliver successful therapy to patients on a large scale. In addition to the growth in currently commercialized tissue engineered products, the development of tissue engineering applications to treat chronic diseases has the potential to reach a market size of more than $1.0 billion by 2010.

The Company is unable to forecast its potential product sales in any of these markets because each of these markets is in their infancy and not all of the Company's competitors are known.

MANUFACTURING

BioLife's HypoThermosol(R) line of preservation solutions currently are manufactured in-house at its new facility in accordance with the Company's patented and proprietary formulas. In February 2003, the Company entered into a two-year, non-exclusive manufacturing agreement with a contract manufacturer. BioLife last ordered solutions from such manufacturer in March 2003. There are multiple sources available from which the Company can have HypoThermosol(R) manufactured.

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

There can be no assurance that the Company will not be required to obtain approval from the FDA prior to marketing any of the Company's products in the future. Although BioLife does not market its products for use in embryo and gamete preservation or for tissue or organ transplants, the Company expects that it will need to obtain pre market approval from the FDA before it does so. This would entail substantial financial and other resources and could take several years before the products are approved, if at all.

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

In October 2003, the Company was awarded U.S. Patent No. 6,632,666 B2 entitled "Normothermic, Hypothermic and Cryopreservation Maintenance and Storage Cells, Tissues and Organs in Gel-Based Media." This patent covers gel-based compositions for normothermic, Hypothermic and cryopreservative transport or storage of plant tissues or cells and animal organs, tissues or cells, the gel-based compositions comprising a cell maintenance and preservation medium and a gelling agent.

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

BioLife faces competition in the markets for its line of HypoThermosol(R) preservation solutions from several much larger companies, including Organ Recovery Systems, Inc., which is developing low temperature technologies for the preservation and transportation of tissue and Barr Laboratories, Inc., which is selling Viaspan, the organ preservation solution. SangStat Medical Corporation also has developed a preservation medium, which is indicated for use in the U.S. only for cardiac transplantation.

The Company expects competition to intensify with respect to the areas in which it is involved as technical advances are made and become more widely known.

EMPLOYEES

The Company's business is highly dependent upon its ability to attract and retain qualified scientific, technical and management personnel. BioLife had four full-time employees and four research and development contractors at December 31, 2004. The Company is not a party to any collective bargaining agreements.

REPORTS TO SECURITY HOLDERS

This annual report on Form 10-KSB, including the exhibits and schedules filed as part of the annual report, may be inspected at the public reference facility maintained by the Securities and Exchange Commission ("SEC") at its public reference room at 450 Fifth Street, NW, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you may request copies of the documents upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC which can be accessed at www.sec.gov.

The Company also makes its periodic and current reports available, free of charge, on its website, www.BioLifeSolutions.com, as soon as reasonably practicable after such material is electronically filed with the

SEC. Information available on our website is not a part of, and should not be incorporated into, this annual report on Form 10-KSB.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995; RISK FACTORS

This Annual Report on Form 10-KSB and other reports, releases, and statements (both written and oral) issued by the Company and its officers from time to time may contain statements concerning the Company's future results, future performance, intentions, objectives, plans, and expectations that are deemed to be "forward-looking statements." Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance, and achievements may differ significantly from those discussed or implied in the forward-looking statements as a result of a number of known and unknown risks and uncertainties including, without limitation, those discussed below and in "Management's Discussion and Analysis or Plan of Operation." In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

ITEM 2. DESCRIPTION OF PROPERTY

Rental expense for all of the Company's facilities for the year ended December 31, 2004 totaled approximately $65,000.

In March 1999, BioLife signed an Incubator Licensing Agreement with SUNY Binghamton, whereby BioLife, leases 720 square feet of office and laboratory space at SUNY Binghamton at a rental of rate of $1,005 per month. The Company suspended this agreement at the end of March 2004 and moved operations and manufacturing to the new facility in Owego, NY.

In January 2004, BioLife signed a 3 year lease with Field Afar Properties, LLC whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month. Renovation of the new facility was completed in April 2004. The Company's Chief Executive Officer is a partial owner of Field Afar Properties, LLC.

ITEM 3.  LEGAL PROCEEDINGS

BioLife was involved in a lawsuit against Endocare, Inc., arising out of Endocare's failure to register 120,022 shares of its stock as part of the transaction by which the Company sold its cryosurgical equipment assets to Endocare in a transaction that closed on June 24, 2002. In the lawsuit, the Company claimed damages of $1,648,935, comprising the proceeds that could have been realized had Endocare properly registered the Stock within the time frame set forth in the Registration Rights Agreement entered into between the parties. Endocare filed an answer and counterclaim, seeking damages of over $5,000,000 as a result of various alleged breaches by the Company of the Asset Purchase Agreement entered into between the parties. Trial in this matter began on March 31, 2003 and concluded on April 3, 2003. On October 10, 2003, the Court of Chancery of the State of Delaware issued a Final Order and Judgment in favor of BioLife in the amount of $1,648,935 plus prejudgment interest. On February 25, 2004, the Company collected approximately $1.88 million from Endocare for damages, interest, and legal fees.

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

                                                            Price Range
                                                            -----------
                                                    High                    Low
                                                    ----                    ---
     Quarter Ended:
     --------------

          March 31, 2003                           $0.17                  $0.11
          June 30, 2003                            $0.22                  $0.11
          September 30, 2003                       $0.15                  $0.08
          December 31, 2003                        $0.18                  $0.08

          March 31, 2004                           $0.24                  $0.08
          June 30, 2004                            $0.23                  $0.14
          September 30, 2004                       $0.19                  $0.13
          December 31, 2004                        $0.14                  $0.07

HOLDERS

As of December 31, 2004, there were 1,211 holders of record of the Common Stock.

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

In December 2003, the Company completed a private placement of 55.125 Units, raising $1,226,533 in cash, net of issuance costs of $23,467, and $128,125 as payment of accrued salaries to certain employees. Each Unit was priced at $25,000 and consisted of one share of Series G convertible non-redeemable preferred stock, convertible into 312,500 share of common stock, and one warrant to purchase 312,500 shares of common stock a $.08 per share, on or before October 2013. The Units were placed with investors in the United States and Europe, and the sales of the Units were exempt from Registration under the Securities Act pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.

                                           EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities
                                                                                             available for future
                                Number of securities to be    Weighted average exercise      issuance under equity
                                  issued upon exercise of       price of outstanding          compensation plans
                                   outstanding options,        options, warrants and        (excluding securities
Plan Category                       warrants and rights                rights               reflected in column (a)
-------------                   --------------------------    --------------------------    -----------------------
                                            (a)                          (b)                          (c)
Equity compensation plan
approved by shareholders                 4,015,000                      $0.44                         -0-

Equity compensation plan not
approved by shareholders                27,407,858                      $0.20                      5,859,000

Total                                   31,422,858                      $0.23                      5,859,000


See Item 8 of the financial statements for a description of equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth elsewhere herein. The discussion of the results from operations includes only the Company's continuing operations.

BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary, bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation and storage. The Company believes that HypoThermosol(R), GelStor and CryoStor products it is selling today are a significant step forward in meeting these needs.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2004, our second full year of product sales, we financed our operations from the proceeds from the settlement with Endocare as well as proceeds from product sales, consulting fees, and management and facilities fees earned. Proceeds from the legal settlement totaled $1,887,474. Cash used by financing activities totaled $705,524 during the year and was comprised of principal payments on notes payable. As of December 31, 2004, we had cash and cash equivalents of $531,684 and total assets of $833,269.

During the year ended December 31, 2004, net cash provided by operations was $515,104 as compared to net cash used by operating activities of $(854,228) for the year ended December 31, 2003. This was due in large part from receipt in 2004 of the legal settlement receivable of $1,871,945. In addition, the Company realized a net loss of $(743,162) in 2004 as compared to a net loss of $(1,303,368) in 2003. Accounts receivable (net) increased to $75,337 at December 31, 2004 from $34,851 at December 31, 2003. This increase was due primarily to the increase in product sales during 2004. Inventories increased to $94,319 at December 31, 2004 from $39,805 at December 31, 2003 as the Company began to utilize the new production facility to support the increase in product sales in 2004. Accounts payable decreased from $563,359 at December 31, 2003 to $85,037 at December 31, 2004 as the Company was able to pay off much of the outstanding debt upon receipt of the Endocare settlement. Similarly, accrued expenses and accrued salaries declined as liabilities were paid down from the receipt of the Endocare settlement.

Net cash used in investing activities totaled $(65,800) during the year ended December 31, 2004 which resulted from purchase of property and equipment to support the new manufacturing facility. Net cash used in investing activities totaled $(11,219) during the year ended December 31, 2003 resulting from purchase of property and equipment during the year.

Net cash used by financing activities totaled $(705,524) for the year ended December 31, 2004 and resulted from principal payments on notes payable. Net cash provided by financing activities totaled $1,586,233 for the year ended December 31, 2003. In 2003, net cash was provided by issuance of notes in the amount of $400,000 and issuance of preferred stock and warrants in the amount of $1,226,533. Principal payments on existing notes during the year totaled $40,300.

During 2004, although the Company experienced a growth in product sales of 115% from 2003, the Company was not able to support its operating activities through sales of its products or contracted revenue sources. As a result, operations were funded primarily with proceeds from the settlement of the Endocare lawsuit. The Company maintains no line of credit or bank notes. In February 2004, the Company collected proceeds in the amount of $1,887,474 from its settlement of the Endocare lawsuit. With these proceeds, the Company was able to pay all outstanding note obligations as well as pay off a majority of the accrued liabilities.

Strategies for 2005 and beyond include procuring multiyear agreements with manufacturing and distributing companies in an effort to establish additional revenue streams. In February 2004, the Company announced that it signed a multi-year supply agreement with Pittsboro, NC-based Hepatotech Inc., a privately-held manufacturer and distributor of hepatocytes (liver cells). Under the terms of the agreement, BioLife will sell Hepatotech its off-the-shelf Hypothermosol(R) and Cryostor(TM) preservation solutions to support Hepatotech's cell harvest and shipment services. The agreement with Hepatotech further expands the sales opportunities for BioLife's technology.

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

The Company believes it has sufficient funds to continue operations in the near term. However, it may need to raise additional funds through additional financings, including private or public equity and/or debt offerings and collaborative research and development arrangements with corporate partners if our revenues are insufficient to meet our operating needs. Our future capital requirements will depend on many factors, including the ability to market and sell our product line, research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the maintenance of our manufacturing facility, the maintenance of sales and marketing capabilities, and the establishment of collaborative relationships with other parties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventories, fixed assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company's judgments on the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS (YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003)

REVENUE
Revenue for the year ended December 31, 2004 increased $21,198 or 4%, to $626,709, compared to $605,511 for the year ended December 31, 2003. Grant revenue for the year ended December 31, 2004 totaled $38,936, compared to $309,359 for the year ended December 31, 2003. This decrease was the result of the transition of grant related activities to CPSI per the research agreement. Consulting revenue declined as a result of scheduled completion of contracts. In addition, the Company earned $64,822 and $117,858 in management fees and facilities fees, respectively, as a result of the research agreement with CPSI in 2004. The shift of the Company's focus toward product sales resulted in a 115% increase in product sales over 2003.

COST OF PRODUCT SALES
For the year ended December 31, 2004, the cost of product sales totaled $163,979 as compared to $109,387 for the year ended December 31, 2003. In 2003, the Company had more idle capacity resulting in a change in the gross margin on product sales from 25% to 48%.

RESEARCH AND DEVELOPMENT
Expenses relating to research and development for the year ended December 31, 2004 decreased to $29,087, compared to $659,309 for the year ended December 31, 2003. The decrease in research and development expense was due primarily to the shift in focus away from grant related research activities toward product sales. The research agreement with CPSI enabled the Company to eliminate most expenses related to research and development as well as shift the focus toward product sales.

SALES AND MARKETING
For the year ended December 31, 2004, sales and marketing expense increased $45,415, or 22%, to $253,106, compared to $207,691 for the year ended December 31, 2003. The increase in sales and marketing expense was due to additional sales commissions earned with the increase in product sales in 2004 as well as an increase in advertising expenses in 2004 in the amount of $19,769.

GENERAL AND ADMINISTRATIVE EXPENSE
For the year ended December 31, 2004, general and administrative expense decreased $181,638, or 18% to $838,961, compared to $1,020,599 for the year ended December 31, 2003. This decrease was due to several factors including a decrease in legal fees of $47,675, or 29%, from 2003 as most legal expenses pertaining to the Endocare lawsuit were incurred in 2003. Accounting and consulting fees decreased substantially in 2004 as the Company hired a full time Controller to replace previously outsourced consultants.

OPERATING EXPENSES AND NET INCOME
For the year ended December 31, 2004, operating expenses decreased $711,853, or 36% to $1,285,133, compared to $1,996,986 for the year ended December 31, 2003. The Company reported a net loss of $(743,162) for the year ended December 31, 2004, compared to a net loss of $(1,303,368) for the year ended December 31, 2003. While revenue for the year ended December 31, 2004 increased $21,198 from the year ended December 31, 2003, the Company was able to reduce operating expenses significantly resulting in a net loss of $(743,162) in 2004 compared to a net loss of $(1,303,368) in 2003. This was due in large part to the reduction in research and development related expenses as the Company shifted its focus away from grant related research activities toward product sales. The research agreement with CPSI enabled the Company to eliminate most expenses related to research and development.

CASH AND CASH EQUIVALENTS
At December 31, 2004, the Company had cash and cash equivalents of $531,684, compared to cash and cash equivalents of $787,904 at December 31, 2003. At December 31, 2004, the Company had a working capital surplus of $483,955, compared to a working capital surplus $1,233,123 at December 31, 2003.

CONTRACT OBLIGATIONS
The Company leases equipment as lessee, under operating leases expiring on various dates through 2005. The leases require monthly payments of approximately $2,340.

In January 2004, BioLife signed a 3 year lease with Field Afar Properties, LLC whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month. Renovation of the new facility was completed in April 2004. The Company's Chief Executive Officer is a partial owner of Field Afar Properties, LLC.

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


THE COMPANY HAS A HISTORY OF LOSSES AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

The Company has incurred annual operating losses since inception, and may continue to incur operating losses because new products will require substantial development, clinical, regulatory, manufacturing, marketing and other expenditures. For the fiscal years ended December 31, 2004 and December 31, 2003, the Company had net losses of $(743,162) and $(1,303,368), respectively. As of December 31, 2004, the Company's accumulated deficit was $(40,062,638). The Company may not be able to successfully commercialize its current or future products, achieve significant revenues from sales, or achieve or sustain profitability. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

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

THE COMPANY IS DEPENDENT ON OUTSIDE SUPPLIERS FOR ALL OF ITS MANUFACTURING SUPPLIES.

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

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
BIOLIFE SOLUTIONS, INC.
Owego, New York


We have audited the accompanying Balance Sheets of BIOLIFE SOLUTIONS, INC. as of December 31, 2004 and 2003, and the related Statements of Operations, Comprehensive Income (Loss), Stockholders' Equity (Deficiency) and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIOLIFE SOLUTIONS, INC. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Aronson & Company

Rockville, Maryland
February 4, 2005

                             BIOLIFE SOLUTIONS, INC.
                                 BALANCE SHEETS

                                                                                  December 31,           December 31,
                                                                                      2004                   2003
                                                                              ---------------------  ---------------------
Assets
Current assets
     Cash and cash equivalents                                                      $    531,684          $    787,904
     Accounts receivables, trade, net of allowance for doubtful
         accounts of $13,500 at December 31, 2004                                         75,337                34,851
     Legal settlement receivable                                                            --               1,871,945
     Inventories                                                                          94,319                39,805
     Loan financing costs, net of accumulated amortization of
         $440,937 and $334,529 at December 31, 2004 and 2003,
         respectively                                                                         --               106,408
     Prepaid expenses and other current assets                                             2,925                    --
                                                                                    ------------          ------------
          Total current assets                                                           704,265             2,840,913
                                                                                    ------------          ------------

Property and equipment
      Leasehold improvements                                                              39,283                    --
      Furniture and computer equipment                                                    39,760                36,486
      Manufacturing and other equipment                                                  207,075               183,830
                                                                                    ------------          ------------
Total                                                                                    286,118               220,316
      Less: Accumulated depreciation and amortization                                   (157,114)              (97,318)
                                                                                    ------------          ------------
Net property and equipment
                                                                                         129,004               122,998
                                                                                    ------------          ------------
Total assets                                                                        $    833,269          $  2,963,911
                                                                                    ============          ============

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                                                               $     57,010          $    495,963
     Accounts payable - related parties                                                   28,027                67,396
     Accrued expenses                                                                     12,426                83,422
     Accrued salaries                                                                    122,847               255,485
     Notes payable - related parties                                                          --               650,000
     Notes payable - other                                                                    --                55,524
                                                                                    ------------          ------------
          Total current liabilities                                                      220,310             1,607,790
                                                                                    ------------          ------------

Commitments and contingencies

Stockholders' equity
     Series F convertible preferred stock, $.001 par value; 12,000
         shares authorized, 12,000 shares issued and outstanding                              12                    12
     Series G convertible preferred stock, $.001 par value; 80
         shares authorized, 55 shares issued and outstanding                                  --                    --
     Common stock, $0.001 par value; 25,000,000
         shares authorized, 12,413,209 shares issued and outstanding                      12,413                12,413
     Additional paid-in capital                                                       40,663,172            40,663,172
     Accumulated deficit                                                             (40,062,638)          (39,319,476)
                                                                                    ------------          ------------

Total stockholders' equity                                                               612,959             1,356,121
                                                                                    ------------          ------------

Total liabilities and stockholders' equity                                          $    833,269          $  2,963,911
                                                                                    ============          ============


         The accompanying Notes to Financials Statements are an integral part of these financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS

                                                                                       Years Ended
                                                                                       December 31,
                                                                        -------------------------------------------
                                                                               2004                   2003
                                                                               ----                   ----
   Revenue
            Product sales                                                   $    315,818            $    146,792
            Grant revenue                                                         38,936                 309,359
            Consulting revenue                                                    86,000                 149,360
            Management fees, related party                                        64,822                      --
            Facilities fees, related party                                       117,858                      --
            Other                                                                  3,275                      --
                                                                            ------------            ------------
   Total revenue                                                                 626,709                 605,511
                                                                            ------------            ------------

   Operating expenses
        Product sales                                                            163,979                 109,387
        Research and development                                                  29,087                 659,309
        Sales and marketing                                                      253,106                 207,691
        General and administrative                                               838,961               1,020,599

                                                                            ------------            ------------
   Total expenses                                                              1,285,133               1,996,986
                                                                            ------------            ------------

   Operating loss                                                               (658,424)             (1,391,475)
                                                                            ------------            ------------

    Other income (expense)
           Legal settlement income                                                    --                 214,672
           Interest income                                                        27,103                 128,202
           Interest expense - related parties                                   (117,241)               (257,667)
           Interest expense - other                                                   --                    (300)
           Other income                                                            5,400                   3,200
                                                                            ------------            ------------
    Total other income (expense)                                                 (84,738)                 88,107
                                                                            ------------            ------------

   Loss from operations before provision for income taxes                       (743,162)             (1,303,368)
   Provision for income taxes                                                         --                      --
                                                                            ------------            ------------

    Net loss                                                                    (743,162)             (1,303,368)

    Series G preferred stock deemed dividend                                          --                 521,000
                                                                            ------------            ------------

     Net  loss attributable to holders of common stock                      $   (743,162)           $ (1,824,368)
                                                                            ============            ============

   Total basic and diluted net loss per common share
             attributable to holders of common stock                               (0.06)                  (0.15)
                                                                            ============            ============

   Basic and diluted weighted average common shares
   used to compute net loss per share                                         12,413,209              12,413,209
                                                                            ============            ============




         The accompanying Notes to Financials Statements are an integral part of these financial statements

                             BIOLIFE SOLUTIONS, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)





                                                                               Years Ended
                                                                              December 31,
                                                                ------------------------------------------
                                                                       2004                   2003
                                                                --------------------    ------------------

 Net loss                                                           $  (743,162)             $(1,303,368)
                                                                    -----------              -----------

Recovery of previously recognized unrealized loss
on marketable securities                                                     --                1,434,263
                                                                    -----------              -----------

Total other comprehensive income                                             --                1,434,263
                                                                    -----------              -----------

 Comprehensive (loss) income                                        $  (743,162)             $   130,895
                                                                    ===========              ===========




























         The accompanying Notes to Financials Statements are an integral part of these financial statements

                             BIOLIFE SOLUTIONS, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                Convertible Series F
                                                and G preferred stock     Common stock              Additional
                                                -----------------------  --------------------        paid-in        Accumulated
                                                  Shares     Amount       Shares        Amount        capital         deficit
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2003                          12,000     $ 12        12,413,209    $ 12,413     $38,362,695      $(37,495,108)

Issuance of warrants for professional services         -        -                 -           -          47,589                 -

Issuance of warrants for loan financing costs          -        -                 -           -         286,308                 -

Issuance of warrants in lieu of cash compensation      -        -                 -           -          90,922                 -

Issuance of convertible Series G preferred stock      55        -                 -           -       1,354,658                 -

Deemed dividend on Series G preferred stock            -        -                 -           -         521,000          (521,000)

Disposal of marketable securities                      -        -                 -           -               -                 -

Net loss                                               -        -                 -           -               -        (1,303,368)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                        12,055       12        12,413,209      12,413      40,663,172       (39,319,476)

Net loss                                               -        -                 -           -               -          (743,162)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                        12,055     $ 12        12,413,209    $ 12,413     $40,663,172      $(40,062,638)
====================================================================================================================================

                                                   Accumulated         Total
                                                       other        stockholders'
                                                   comprehensive      equity
                                                       loss       (deficiency)
------------------------------------------------------------------------------

Balance, January 1, 2003                             $(1,434,263)  $(554,251)

Issuance of warrants for professional services                 -      47,589

Issuance of warrants for loan financing costs                  -      286,308

Issuance of warrants in lieu of cash compensation              -       90,922

Issuance of convertible Series G preferred stock               -    1,354,658

Deemed dividend on Series G preferred stock                    -            -

Disposal of marketable securities                      1,434,263    1,434,263

Net loss                                                       -   (1,303,368)
------------------------------------------------------------------------------
Balance, December 31, 2003                                     -    1,356,121

Net loss                                                       -     (743,162)
------------------------------------------------------------------------------
Balance, December 31, 2004                          $          -   $  612,959
==============================================================================



         The accompanying Notes to Financials Statements are an integral part of these financial statements

                             BIOLIFE SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                     Years Ended December 31,
                                                                                                2004                  2003
                                                                                          ----------------------------------------
Cash flows from operating activities

     Net loss                                                                                 $  (743,162)        $(1,303,368)
Adjustments to reconcile net loss to net cash provided (used) by operating activities

      Depreciation                                                                                 59,796              45,935
                                                                                                                      205,653
      Amortization of loan financing costs                                                        106,408

      Disposal of marketable securities                                                                --           1,434,263
      Issuance of warrants and options for compensation, consulting and
       professional services                                                                           --             138,511
  Change in operating assets and liabilities:
       (Increase) decrease in

         Accounts receivable, trade                                                               (40,487)              9,815
         Legal settlement receivable                                                            1,871,945          (1,871,945)
         Inventories                                                                              (54,514)            (39,805)
         Prepaid expenses and other current assets                                                 (2,925)             18,595

       Increase (decrease)
         Accounts payable                                                                        (438,953)            328,429
         Accounts payable - related parties                                                       (39,369)             63,264
         Accrued expenses                                                                         (70,996)            (22,379)
         Accrued salaries                                                                        (132,639)            138,804
                                                                                              -----------         -----------

Net cash provided (used) by operating activities                                                  515,104            (854,228)

Cash flows from investing activities
     Purchase of property and equipment                                                           (65,800)            (11,219)
                                                                                              -----------         -----------
Net cash used by investing activities                                                             (65,800)            (11,219)
                                                                                              -----------         -----------

Cash flows from financing activities
     Proceeds from notes payable                                                                       --             400,000
     Principal payments on notes payable                                                         (705,524)            (40,300)
     Issuance of preferred stock and warrants                                                          --           1,226,533
                                                                                              -----------         -----------
Net cash provided (used) by financing activities                                                 (705,524)          1,586,233
                                                                                              -----------         -----------
Net (decrease) increase  in cash                                                              $  (256,220)        $   720,786
Cash - beginning of year                                                                          787,904              67,118
                                                                                              -----------         -----------
Cash - end of year                                                                            $   531,684         $   787,904
                                                                                              ===========         ===========

Supplemental cash flow information

         Actual cash payments for:
         Interest - related parties                                                           $    81,598         $        --
                                                                                              ===========         ===========
         Interest - other                                                                     $        --         $       300
                                                                                              ===========         ===========
  Noncash investing and financing activities
        Warrants issued for payment of loan financing costs                                   $        --         $   286,308
                                                                                              ===========         ===========
        Series G convertible preferred stock issued for accrued salaries                      $        --         $   128,125
                                                                                              ===========         ===========


         The accompanying Notes to Financials Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BioLife Solutions, Inc. ("BioLife" or the "Company") was incorporated in 1998 in Delaware as a wholly owned subsidiary of Cryomedical Sciences, Inc. ("Cryomedical"), a company that was engaged in manufacturing and marketing cryosurgical products. BioLife (a) provides contract-based services for the development of cryopreservation solutions and processes, and (b), based upon its patented HypoThermosol(R) platform technology, develops, manufactures and markets proprietary cryopreservation solutions that markedly improve the biological processing and preservation of cells and tissues.

In May 2002, Cryomedical implemented a restructuring and recapitalization program designed to shift its focus away from cryosurgery toward addressing preservation needs of the biomedical marketplace. On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare, Inc. (NASDAQ: ENDO). In the transaction, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2.2 million in cash and 120,022 shares of Endocare restricted common stock. In conjunction with the sale of Cryomedical's cryosurgical assets, Cryomedical's Board of Directors also approved merging BioLife into Cryomedical and changing its name to BioLife Solutions, Inc. In September 2002, Cryomedical changed its name to BioLife Solutions, Inc. and began to trade under the new ticker symbol, "BLFS", on the OTCBB.

In 2001, the Company was awarded a research grant from the National Institute of Health (the "NIH") for $804,014, titled, "Apoptosis Intervention in Cell and Organ Preservation." Portions of the funds from this grant were recognized in 2002 and 2003, matching research related to this grant carried out in 2002 and 2003, respectively. Furthermore, the Company was awarded a grant from NIH for $100,000 titled, "Pro/Anti-Apoptotic Grant." Portions of the funds from this grant were recognized in 2002 and 2003, matching research related to this grant carried out in 2002 and 2003, respectively. In September 2003, the Company was awarded a research grant from the NIH for $177,000, titled "Improved Preservation of Suspended Cells." Portions of the funds from this grant were recognized in 2003 and 2004, matching research related to this grant carried out in 2003 and 2004. Total grant revenue recognized during the years ended December 31, 2004 and 2003 totaled $38,936 and $309,359, respectively.

During the first quarter of 2004, the Company discontinued applying for grants and now provides services to a related entity that has become the grant recipient. (See Note 9)

NET INCOME (LOSS) PER SHARE: Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares plus dilutive common stock equivalents outstanding during the period. Anti-dilutive common stock equivalents are excluded. Common stock equivalents are stock options, warrants and convertible preferred stock.

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

ACCOUNTS RECEIVABLE: The Company has generally had favorable experience in extending credit to a limited number of customers and the terms are usually short term. An allowance for uncollectible accounts is established when a specific account appears uncertain, even though the Company continues its collection efforts. Accounts considered uncollectible are charged against the established allowance.

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

REVENUE RECOGNITION: Revenue from sales of products is recognized at the time of shipment. The Company recognizes revenue on cost plus fixed fee basis for grant funds received from various government agencies in the same period that expenses relating to the grants are incurred by the Company. Expenses related to grants are included in research and development expenses. Consulting revenue is recognized at the completion of milestones and/or according to specific terms within individual agreements. Management and facilities fees are recognized during the period in which the services are performed.

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

ADVERTISING: Advertising costs are expensed as incurred and totaled $19,769 for the year ended December 31, 2004. No advertising costs were incurred for the year ended December 31, 2003.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to account for stock-based compensation either under the provision of SFAS 123 or under the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by FASB Interpretation No. 44, "Accounting for Certain Transaction Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation in accordance with the provision of APB 25. The following table illustrates the effect on loss attributable to holders of common stock and loss per share if the Company had applied the fair value recognition provisions of SFAS 123:

                                                                    2004                    2003
                                                            --------------------------------------------

Loss attributable to holders of common stock                 $      (743,162)         $  (1,824,368)
Compensation expense based on fair value, net of
  related tax effects                                                 98,568                107,684
--------------------------------------------------------------------------------------------------------

PRO FORMA LOSS ATTRIBUTABLE TO HOLDERS
  OF COMMON STOCK                                            $      (841,730)         $  (1,932,052)
--------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share attributable
  to holders of common stock
  As reported                                                $         (0.06)         $       (0.15)
--------------------------------------------------------------------------------------------------------

  Pro forma                                                  $         (0.07)         $       (0.16)
--------------------------------------------------------------------------------------------------------

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

The fair value of each option/warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: expected volatility of 63%; expected dividend yield of 0%; risk-free interest rate of 4.5% and expected lives of five to ten years, as applicable. No options or warrants were granted in 2004.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of the financial instruments included in the consolidated financial statements, except as otherwise discussed in the notes to financial statements, approximates their carrying value.

BUSINESS SEGMENTS: As described above, the Company's activities are directed in the field of hypothermic solutions. As of December 31, 2004 and 2003 this is the Company's only business segment.

RECLASSIFICATIONS: Certain reclassifications have been made in the 2003 financial statements to conform to the 2004 presentation.

RECENT PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for the Company beginning with its fiscal year ending 2006. The adoption of this standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions." This statement will not have any effect on the Company's financial positions, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment." This statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The statement establishes fair value as the measurement objective in accounting for share-based payment arrangements. The statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this statement will be effective for the Company beginning with its year ending December 31, 2006. Refer to the stock based compensation information presented earlier in this note for discussion of the methodology. The impact cannot be determined as the pronouncement only applies to grants made in 2006 and later.

2. FINANCIAL CONDITION

The Company has been unable to generate sufficient income from operations in order to meet its operating needs. This raises doubt about the Company's ability to continue as a going concern.

On February 25, 2004, the Company settled its lawsuit with Endocare and collected $1,887,474 in damages, including interest and legal fees reimbursement (See Note 3). This settlement improved the Company's cash position and enabled it to pay many of its outstanding liabilities. The Company has focused on generating product sales in 2004 and will continue to focus on this in the future. However, the Company can make no assurances that it will be successful in generating adequate product sales to sustain itself. The Company may need to raise additional capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Other arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products, marketing territories or other assets. The failure to generate adequate product sales or raise additional capital when needed will have a significant negative effect on the Company's financial condition and may force the Company to curtail or cease its activities.

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

3. SALE OF CRYOSURGICAL ASSETS

On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, California-based Endocare, Inc. In the transaction, which was originally announced on May 29, 2002, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2,200,000 in cash and 120,022 shares of restricted Endocare common stock. Subsequent to closing, the Company initiated legal proceedings against Endocare, Inc., arising out of Endocare's failure to register the 120,022 shares of its stock (the "Stock"). In the lawsuit, the Company claimed damages of $1,648,935, comprising the proceeds that could have been realized had Endocare properly registered the Stock within the time frame set forth in the Registration Rights Agreement entered into between the parties. Endocare filed an answer and counterclaim, seeking damages of over $5,000,000 as a result of various alleged breaches by the Company of the Asset Purchase Agreement entered into between the parties. Trial in this matter began on March 31, 2003 and concluded on April 3, 2003. On October 10, 2003, the Court issued a Final Order and Judgment in favor of the Company in the amount of $1,648,935 plus prejudgment interest. On February 25, 2004, the Company collected $1,887,474 from Endocare for damages, interest, and legal fees.

4. INVENTORIES

Inventories consist of the following at December 31, 2004 and 2003:

                                                            2004                    2003
                                                    --------------------------------------------


Raw materials                                                $46,340                $20,309
Finished goods                                                47,979                 19,496
                                                             -------                -------

TOTAL                                                        $94,319                $39,805
                                                             -------                -------

5. LEGAL SETTLEMENT RECEIVABLE

The Company classifies its marketable securities as "available-for-sale" as defined under Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2002, the Company's marketable securities consisted of 120,022 shares of Endocare restricted common stock that were received in connection with the sale of Cryosurgical assets (See
Note 3). Pursuant to the terms of the sale, Endocare was required to have filed a registration statement with the SEC covering the sale of the shares by September 22, 2002, thereby removing the restriction. The registration statement was never filed. As a result, the Company engaged in litigation in connection with such failure to file the registration statement (See Note 3).

Given the lack of marketability due to the restriction, the uncertainty of pending litigation against Endocare and the significant decline of Endocare's stock price, the Company considered the value of the securities to have temporarily declined at December 31, 2002, and recorded an unrealized loss of $1,434,263 in the Statement of Comprehensive Loss for the year then ended. On October 10, 2003, the Company was awarded $1,648,935 plus accrued interest and the ability to petition the Court for its reasonable legal fees. On February 25, 2004, the Company settled all of its claims against Endocare, including legal fees, and collected $1,887,474 from Endocare for damages, legal fees, and interest though the date of settlement. In addition, the Company surrendered the 120,022 shares back to Endocare. Accordingly, at December 31, 2003, the Company recorded a receivable for $1,871,945 for the settlement and the previously recorded unrealized loss of $1,434,263 was removed from other comprehensive loss.

6. NOTES PAYABLE

At December 31, 2004 and 2003, notes payable consisted of the following:

                                                                                           2004                   2003
                                                                                    -------------------------------------------
NOTES PAYABLE - RELATED PARTIES:
Note payable to stockholder, unsecured, bearing interest at 10%, due April 2004.
  The note granted a warrant to the payee to purchase 1,000,000 shares of common stock at $0.25 per share (subsequently
  changed to $0.08), as additional consideration for the loan (See Note 8).           $      -              $        250,000

Note payable to stockholder, unsecured, bearing interest at 10%, due March 2004.
  The note granted a warrant to the payee to purchase 500,000 shares of common
  stock at $0.08 per share, as additional consideration for the loan (See Note 8).           -                       100,000

Note payable to stockholder, unsecured, bearing interest at 10%, due May 2004.
  The note granted a warrant to the payee to purchase 500,000 shares of common
  stock at $0.08 per share, as additional consideration for the loan (See Note 8).           -                       100,000

Note payable to stockholder, unsecured, bearing interest at 10%, due May 2004.
  The note granted a warrant to the payee to purchase 250,000 shares of common
  stock at $0.08 per share, as additional consideration for the loan (See Note 8).           -                        50,000

Note payable to stockholder, unsecured, bearing interest at 10%, due May 2004.
  The note granted a warrant to the payee to purchase 750,000 shares of common
  stock at $0.08 per share, as additional consideration for the loan (See Note 8).           -                        150,000
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NOTES PAYABLE - RELATED PARTIES                                                 $      -                        650,000

NOTES PAYABLE - OTHER:
Note payable to equipment vendor, unsecured, noninterest bearing,
  Payable in monthly installments of $10,000, due October 2003.                              -                         55,524
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NOTES PAYABLE                                                                   $      -              $         705,524
-------------------------------------------------------------------------------------------------------------------------------

7. INCOME TAXES

Income tax benefit reconciled to tax calculated at statutory rates is as follows:

                                                                  2004                    2003
                                                           -------------------      ------------------

Federal tax (benefit) at statutory rate                        $(252,675)              $(443,145)
State income tax (benefit), net of federal tax                   (36,787)                (60,216)
Expiration of net of operating loss carryforwards                183,758                      --
Expiration of tax credits                                         20,000                      --
Change in valuation allowance                                     83,424                 523,537
Other                                                              2,280                 (20,176)
                                                               ---------               ---------

PROVISION FOR INCOME TAXES, NET                                $      --               $      --
                                                               =========               =========


At December 31, 2004 and 2003, the components of the Company's deferred taxes are as follows:

                                                                   2004                    2003
                                                           ---------------------    -------------------
Deferred tax assets
  Net operating loss carryforwards                             $ 14,043,789             $ 13,972,330
  Tax credits                                                       697,000                  717,000
  Accrued compensation                                               44,137                   19,026
                                                               ------------             ------------
TOTAL                                                            14,784,926               14,708,356

Deferred tax liabilities, depreciation                               (2,884)                  (9,738)

Less:  Valuation allowance                                      (14,782,042)             (14,698,618)
                                                               ------------             ------------
NET DEFERRED TAX ASSET                                         $         --             $         --
                                                               ============             ============

The Company provides a valuation allowance for deferred tax assets when, in its opinion, it is more likely than not that they will not be realized.

The Company has the following net operating loss and research and development (R&D) tax credit carryforwards available at December 31, 2004:

                                           Net                     R&D
                                        Operating                  Tax
   Year of Expiration                     Losses                 Credits
-------------------------           -------------------    -------------------
          2005                      $      1,747,000         $        42,000
          2006                             2,523,000                  88,000
          2007                             4,505,000                 125,000
          2008                             5,893,000                 150,000
          2009                             1,431,000                 114,000
          2010                             1,562,000                 145,000
          2011                             5,277,000                  33,000
          2012                             1,570,000                       -
          2013                             1,425,000                       -
          2014                             1,234,000                       -
          2020                             2,849,000                       -
          2021                             4,168,000                       -
          2023                             1,217,000                       -
          2024                               655,000                       -
                                    ----------------         ---------------

         TOTAL                      $     36,056,000         $       697,000
                                    ================         ===============

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

PREFERRED SERIES F STOCK: In October 2001, the Company completed a private placement of 5,000 Units, raising approximately $1,000,000. Each Unit was priced at $200.01 and consisted of two shares of Series F convertible preferred stock, convertible into 800 shares of common stock, and one warrant to purchase 400 shares of common stock at $0.375 per share, on or before October 2006. The Company retained an advisor to assist the Company in finding qualified investors to purchase the Units. The Advisor was entitled to a finder's fee equal to 10 percent of the monies received by the Company, payable in Units valued at $200.01 per Unit. The Advisor was also entitled to a cash fee of 7 percent with respect to the monies received by the Company upon exercise of the warrants. The Units were placed with investors in the United States and Europe, and the sales of the Units were exempt from Registration under the Securities Act pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.

In December 2001, the Company received an additional $200,000 after completing a private placement of an additional 1,000 Units under the same terms as the Units issued in October 2001.

In connection with the private placement of Units in 2001, the Company issued warrants to purchase 240,000 shares of the Company's common stock to the Advisor.

The key rights of the Series F convertible preferred stock, par value $0.001, issued in the Unit financing include the following:

         Dividends - Series F preferred stockholders are entitled to annual cumulative dividends at the rate of $10.00 per share payable in the Company's common stock. The number of common shares to be issued for dividend purposes is based upon the market value of the common stock on the date such dividends are declared. No dividends were declared or paid during 2004 and 2003 on the preferred stock. The Series F preferred is adjusted for dividends paid to common stockholders so that each preferred stockholder will receive the same number of shares of common stock which the stockholder would have owned or been entitled to receive before the dividend. At December 31, 2004 and 2003 dividends in arrears on the cumulative preferred stock were $390,000 and $270,000 , respectively.

         Conversion Rights - Each Series F preferred share is convertible, at any time, into 400 shares of common stock. In the event the closing price for the commons stock is $0.75 or greater for 10 consecutive trading days, the Series F preferred stock shall automatically be converted into common stock at 400 shares of common stock for each share of preferred stock.

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

         Liquidation Preference - In the event of any liquidation, dissolution, or winding up of the Company, the Series F preferred stockholders are entitled to receive, before any distribution to any other class of stock ranking junior to the Series F preferred stock, liquidating distribution in the amount of $150.00 per share and all unpaid dividends.

PREFERRED SERIES G STOCK: In December 2003, the Company completed a private placement of 55.125 Units, raising $1,226,533 in cash, net of issuance costs of $23,467 and $128,125 as payment of accrued salaries to certain employees. Each Unit was priced at $25,000 and consisted of one share of Series G convertible non-redeemable preferred stock, convertible into 312,500 shares of common stock, and one warrant to purchase 312,500 shares of common stock at $0.08 per share, on or before October 2013. The Units were placed with investors in the United States and Europe, and the sales of the Units were exempt from Registration under the Securities Act pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.

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

The key rights of the Series G convertible preferred stock, par value $0.001, issued in the Unit financing include the following:

         Dividends - Series G preferred stockholders are entitled to annual cumulative dividends at the rate of $1,875 per share payable at the option of the Company in cash or shares of common stock. The number of common shares to be issued for dividend purposes is based upon the average market value of the common stock for the thirty calendar days immediately prior to the date such dividends are declared. No dividends have been declared or paid on the preferred stock. At December 31, 2004 and 2003 dividends in arrears on the cumulative preferred stock were $113,821 and $10,462 , respectively.

         Conversion Rights - Each Series G preferred share is convertible, at any time, into 312,500 shares of common stock and the Company will reserve authorized and unissued shares of common stock in the event of conversion. The conversion ratio is subject to equitable adjustment for stock splits, stock dividends, combinations or similar transactions.

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

WARRANTS: In August 2003, the Company issued to Breslow & Walker, LLP (Breslow), the Company's general counsel, and de Greef & Partners, LLC (deGreef), a consultant for the Company five-year warrants, to purchase 282,910 and 252,500 shares, respectively, of the Company's common stock at $0.08 per share for professional services rendered. The Company recorded additional paid-in capital of $47,589 and $139,677, respectively, to reflect the fair market value of the warrants issued and recorded a corresponding expense in the Company's Statement of Operations.

In connection with the issuance of 12-month promissory notes in March and May 2003, the Company issued four separate five-year warrants to purchase an aggregate of 2,000,000 shares of the Company's common stock at $0.08 per share. The Company recorded additional paid in capital of $211,713 to reflect the fair market value of the warrants issued. In addition, as a consideration for receiving a one-year extension for a note payable originally maturing in March 2003, the Company reduced the exercise price of the warrant, issued with the note in March 2002, from $0.25 to $0.08. The Company recorded additional paid in capital of $74,595 to reflect the fair market value of the change in exercise price of the warrant.

In August 2003, the Company issued six separate five-year warrants valued at $90,922 to purchase an aggregate of 1,022,885 shares of the Company's common stock at $0.08 per share to employees as a payment of accrued payroll liabilities for services performed.

The following table summarizes warrant activity for the years ended December 31, 2004 and 2003:

                                                   YEAR ENDED                           YEAR ENDED
                                               DECEMBER 31, 2004                     DECEMBER 31, 2003
                                       -----------------------------------------------------------------------
                                                             Wgtd. Avg.                             Wgtd. Avg.
                                                              Exercise                               Exercise
                                             Shares            Price             Shares               Price
--------------------------------------------------------------------------------------------------------------

Outstanding at beginning
     of year                            27,268,858         $      0.20           6,484,000     $      0.61
Granted                                          -                   -          20,784,858     $      0.08
Cancelled                                   (2,000)        $     (2.00)                  -               -
---------------------------------------------------------                  -----------------
Outstanding at end of year              27,266,858         $      0.20         27,268,858      $      0.20
---------------------------------------------------------                  -----------------

Warrants exercisable at
     year end                           27,266,858         $      0.20         27,268,858      $      0.20
---------------------------------------------------------                  -----------------

STOCK COMPENSATION PLANS: The Company's 1988 Stock Option Plan was approved and adopted by the Board of Directors in July 1988 and had a term of ten years. The plan expired in 1998. The options are exercisable for up to ten years from the grant date.

During 1998, the Company adopted the 1998 Stock Option Plan. Under the plan, an aggregate of 4,000,000 shares of common stock are reserved for issuance upon the exercise of options granted under the plan. During 2004, the Board of Directors approved an increase in the number of shares available for issuance to 7,500,000 shares. The increase is subject to shareholder approval at the shareholder's meeting to be held in 2005. The purchase price of the common stock underlying each option may not be less than the fair market value at the date the option is granted (110% of fair market value for optionees that own more than 10% of the voting power of the Company). The options are exercisable for up to ten years from the grant date. The plan expires August 30, 2008.

The following is a summary of stock option activity under the plans for 2004 and 2003, and the status of stock options outstanding and available under the plans at December 31, 2004 and 2003:

                                                   YEAR ENDED                             YEAR ENDED
                                               DECEMBER 31, 2004                       DECEMBER 31, 2003
                                       ---------------------------------------------------------------------------
                                                             Wgtd. Avg.                             Wgtd. Avg.
                                                              Exercise                               Exercise
                                             Shares            Price               Shares             Price
------------------------------------------------------------------------------------------------------------------

Outstanding at beginning
     of year                               4,176,000        $      0.49           4,216,000      $      0.49
Granted                                            -                  -                   -                -
Cancelled                                    (20,000)       $    (10.63)            (40,000)     $     (1.25)
----------------------------------------------------------                 -------------------
Outstanding at end of year                 4,156,000        $      0.44           4,176,000      $      0.49
----------------------------------------------------------                 -------------------

Stock options exercisable at
     year end                             2,906,000         $      0.52          2,376,000       $      0.66
----------------------------------------------------------                 -------------------

The following table summarizes information about stock options outstanding at December 31, 2004:


                                                    Weighted
                                Number               Average            Weighted
       Range of              Outstanding            Remaining            Average
       Exercise              at December           Contractual          Exercise
        Prices                 31, 2004               Life                Price
--------------------------------------------------------------------------------

     $    0.25               3,400,000                7.05              $  0.25
          1.25                 741,000                3.91              $  1.25
          2.50                  15,000                2.11              $  2.50
----------------------------------------------
                             4,156,000                6.47              $  0.44
----------------------------------------------

The Company has 25,000,000 shares of authorized common stock at December 31, 2004 and 2003, of which 12,413,209 shares are issued. During 2003, the Board of Directors approved an increase in the authorized shares from 25,000,000 to 100,000,000 subject to shareholders' approval. At December 31, 2004, there are 53,449,421 of common stock that could be issued upon the conversion/exercise of stock warrants, options and convertible preferred stock. The following table summarizes the potential shares to be issued upon conversion/exercise of the above instruments:


Series F preferred stock                                          4,800,000
Series G preferred stock                                         17,226,563
Common stock options                                              4,156,000
Common stock warrants                                            27,266,858
--------------------------------------------------------------------------------

Total                                                            53,449,421
--------------------------------------------------------------------------------

On December 27, 2004, the Board of Directors approved the granting of options to certain employees and consultants for the purchase of 910,000 shares of common stock at $.08 per share with 50% of the options vesting immediately and the balance vesting in 12 months. The options are subject to shareholder approval of increasing the Company's authorized stock as noted above.

9. RELATED PARTY TRANSACTIONS

The Company incurred $80,118 and $79,000 in legal fees during the years ended December 31, 2004 and 2003, respectively, for services provided by a law firm in which Howard S. Breslow, a director and stockholder of the Company, is a partner. For the year ended December 31, 2003, the Company also issued 282,910 warrants exercisable at $0.08 per share as partial consideration for services rendered by the related party. At December 31, 2004 and 2003, accounts payable includes $28,027 and $67,396, respectively, due to the related party.

On March 15, 2004, the Company entered into three year Research Agreement with Cell Preservation Services, Inc. ("CPSI") to outsource to CPSI all of the Company's research that was funded through SBIR grants. CPSI is owned by a former employee of BioLife, who is also the son of the Chief Executive Officer of the Company. The Research Agreement established a format pursuant to which CPSI (a) took over the processing of existing applications of SBIR grants applied for by BioLife, (b) applied for additional SBIR grants for future research projects, (c) performed a substantial portion of the principal work to be done, in terms of (i) time spent, and (ii) research, in connection with existing and future projects, and (d) utilize BioLife personnel as consultants with respect to the research. In conjunction therewith, BioLife granted to CPSI a non-exclusive, royalty free license

(with no right to sublicense) to use BioLife's technology solely for the purpose of conducting the research in connection with the projects. Pursuant to the Research Agreement, BioLife provides CPSI with (a) facilities in which to conduct the research, including basic research equipment and office equipment, and (b) management services. During the year ended December 31, 2004, the Company recognized $117,858 and $64,822 for facilities and management services, respectively. At December 31, 2004, the Company was due $2,290 from CPSI.

In January 2004, BioLife signed a 3 year lease with Field Afar Properties, LLC whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month. Renovation of the new facility was completed in April 2004. The Company's Chief Executive Officer is a partial owner of Field Afar Properties, LLC.

See Note 8 for other related party financing transactions.

10. COMMITMENTS

LEASES: The Company leases equipment as lessee, under operating leases expiring on various dates through 2005. The leases require monthly payments of approximately $2,340.

The following is a schedule of future minimum lease payments required under the operating leases:


    Year Ending                                       Office
    December 31                     Equipment        (Note 9)          Total
--------------------------------------------------------------------------------

       2005                         $ 14,273        $ 74,400         $ 88,673
       2006                                -          74,400           74,400
       2007                                -          12,400           12,400
--------------------------------------------------------------------------------

Total                               $ 14,273        $161,200         $175,473
--------------------------------------------------------------------------------

Rental expense for facilities and equipment operating leases for the years ended December 31, 2004 and 2003, totaled $86,647 and $51,014, respectively.

EMPLOYMENT AGREEMENT: The Company has an employment agreement with the CEO of the Company which expires in June 2005, and is renewable for an additional year. The agreement provides for certain minimum compensation per month and incentive bonuses at the discretion of the Board of Directors. The officer received incentive stock options to purchase shares of the Company's common stock, which are included in the table in Note 8.

11. CONCENTRATION OF RISK

SIGNIFICANT CUSTOMERS: Sales to individual customers representing more than 10% of total revenues totaled approximately $396,000 and $84,000 in 2004 and 2003, respectively. These amounts represent sales to three customers in 2004 and one customer in 2003. Of the $396,000 in 2004, approximately $197,000 was derived from management fees, facilities fees, and product sales to CPSI, a related party (See Note 9). Pursuant to the Research Agreement BioLife provides CPSI with (a) facilities in which to conduct the research including basic research equipment and office equipment, and (b) management services. During the year ended December 31, 2004, the Company recognized $117,858 and $64,822 for facilities and management services, respectively.

At December 31, 2004, three customers accounted for approximately 85% of total accounts receivable, and at December 31, 2003, three customers accounted for approximately 71% of total accounts receivable.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings and are designed to ensure that information required to be disclosed in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified by the Rules.

There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 31, 2005. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders, which is anticipated to be held in 2005, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                                                        Position and Offices
Name                              Age                     With the Company
----                              ---                   --------------------
John G. Baust, Ph.D.               62                   Chief Executive Officer,
                                                        President, and Director

Richard O'Hara                     35                   Controller

Howard S. Breslow                  65                   Director, Secretary

Roderick de Greef                  44                   Director

Thomas Girschweiler                47                   Director

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

Richard O'Hara served as an accounting consultant with the Company since December 2003 and was hired as Controller in January 2004. Prior to joining BioLife, he served as the Senior Vice President of Operations of E-Base Interactive, Inc., a software development company in upstate New York from January 2001 to November 2003 and Project Manager from January 2000 to December 2000. From January 1998 to December 1999, Mr. O'Hara served as the Director of Operations of Dine-A-Mate, Inc. Prior to his position as the Director of Operations of Dine-A-Mate, he served as Head Project Manager where he managed multi-million dollar accounts. Mr. O'Hara earned his MBA from the State University of New York at Albany in 1993 and his Bachelor's Degree in Economics-Management from Ithaca College in 1991.

Howard S. Breslow has served as a director of the Company since July 1988. He has been a practicing attorney in New York City for more than 35 years and is a member of the law firm of Breslow & Walker, LLP, New York,

New York, which firm serves as general counsel to the Company. Mr. Breslow currently serves as a director of Excel Technology, Inc., a publicly-held company that markets photonic-based solutions, consisting of laser systems and electro-optical components, primarily for industrial and scientific applications and Lucille Farms, Inc., a company engaged in the manufacture and marketing of dairy products.

Roderick de Greef has served as a director of the Company since June 19, 2000. From March 2001 to present, Mr. de Greef has served as Executive Vice President, Chief Financial Officer and Secretary of Cardiac Sciences, Inc., a public company traded on NASDAQ, under the ticker "DFIB". Since 1995 Mr. de Greef has provided corporate finance advisory services to a number of early-stage companies, including the Company, where he was instrumental in securing the Company's equity capital beginning in June 2000, and advising on merger and acquisition activity. From 1989 to 1995, Mr. de Greef was Vice President and Chief Financial Officer of BioAnalogics, Inc. and International BioAnalogics, Inc., publicly held, development stage medical technology companies located in Portland, Oregon. From 1986 to 1989, Mr. de Greef was Controller and then Chief Financial Officer of Brentwood Instruments, Inc., a publicly held cardiology products distribution company based in Torrance, California. Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and an M.BA. from the University of Oregon.

Thomas Girschweiler joined the Board in 2003. Mr. Girschweiler has been engaged in corporate financing activities on his own behalf since 1996. From 1981 to 1996 he was an investment banker with Union Bank of Switzerland. Thomas Girschweiler was graduated at the Swiss Banking School.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's executive officers, directors, and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (collectively, the "Reporting Persons") are required to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities Exchange Commission. Copies of those reports also must be furnished to the Company. Based solely on a review of copies of the reports furnished to the Company, the Company believes that during the fiscal year ended December 31, 2004 all of these filing requirements have been satisfied.

CODE OF ETHICS

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure. Although we did not have a formal written code of ethics for the 2004 fiscal year, due to the abundance of tasks associated with marketing our products, the Board has adopted formal written codes of ethics for both our executive officers and for our directors.

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

NO AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT:

The Company does not have an audit committee or an audit committee financial expert. The Company does not believe, based upon its present operations, that the failure to have such a committee or expert is material to the financial controls of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer and to each of its executive officers (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 during the fiscal year ended December 31, 2004 (collectively the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation                              Long Term Compensation
                                          -------------------------------------    -----------------------------------------------
                                                                                           Awards                    Payouts
                                                                                   ------------------------  ---------------------
                                                                       Other
                                                                       Annual      Restricted
   Name and Principal         Fiscal      Salary       Bonus        Compensation     Stock       Options/     LTIP     All Other
       Positions              Year          ($)          ($)            ($)         Award(s)      SARs (#)    Payouts  Compensation
------------------------    ----------    ---------    ---------   --------------- ---------    -----------  --------  ------------
John G. Baust, Ph.D           2004        240,000         -            -              -             -           -          -
  President, Chief            2003        240,000         -        7,490 (1)          -             -           -          -
  Executive Officer and       2002        202,369       50,000     3,600 (1)          -         1,000,000       -          -
  Director                    2001        180,000         -        7,846 (1)          -         1,000,000       -          -


Alan Rich                     2004        150,000         -        20,771 (2)         -             -           -          -
  VP Sales & Marketing        2003        150,000         -        15,345 (3)         -             -           -          -
                              2002         15,000         -            -              -          400,000        -          -
                              2001           -            -            -              -             -           -          -






(1) Represents auto allowance
(2) Represents auto allowance of $7,200 and commissions earned of $13,571
(3) Represents auto allowance of $7,200 and commissions earned of $8,145

OPTION/SAR GRANTS IN YEAR-ENDED DECEMBER 31, 2004

In 2004, the Company issued no options to purchase shares of Common Stock to its executive officers.

AGGREGATED OPTION/SAR EXERCISES DURING THE 2004 FISCAL YEAR AND THE 2004 FISCAL YEAR OPTION/SAR VALUES

The following table provides information related to options exercised by each of the Named Executive Officers during the 2004 fiscal year and the number and value of options held at December 31, 2004. The Company does not have any outstanding stock appreciation rights. None of the options were in the money at year ended December 31, 2004.


                                                                        Number of Securities              Value of Unexercised
                                                                       Underlying Unexercised                in the money
                                                                            Options/SAR                        Options/SAR
                                                                     At Fiscal Year End 12/31/04       At Fiscal Year End 12/31/04
                              Shares Acquired          Value         ---------------------------       ---------------------------
   Name                       On Exercise (#)        Realized ($)    Exercisable    Unexercisable      Exercisable   Unexercisable
   ----                       ---------------        ------------    -----------    -------------      -----------   -------------
John G. Baust, Ph.D.               -                       -          1,542,000        1,000,000              -              -

Robert Van Buskirk,Ph.D.           -                       -            125,000           50,000              -              -

Alan F. Rich                       -                       -            200,000          200,000              -              -


---------------------
(1) The closing price for the Common Stock as reported on the OTC Bulletin Board on December 31, 2004 was $0.07. Value is calculated on the basis of the difference between the option exercise price and $0.07 multiplied by the number of shares of Common Stock underlying the option.


EMPLOYMENT AGREEMENTS

The Company has an employment agreement with its President and Chief Executive Officer which expired on June 30, 2004 and automatically renewed for an additional year expiring on June 30, 2005. The agreement provides for a salary of $20,000 per month and an incentive bonus based on certain milestones, as agreed by the discretion of the Board of Directors. The officer also received a $50,000 signing bonus and ten-year incentive stock options to purchase 1,000,000 shares of common stock, which vest 200,000 on each anniversary of the grant. The agreement also provides an automobile allowance of $600 per month.

The Company also had an employment agreement with its Vice President, Sales and Marketing. The agreement, which expired October 31, 2004, provided for a salary of $12,500 per month and an incentive bonus based on certain milestones, as agreed by the discretion of the Board of Directors, and ten-year incentive stock options to purchase 400,000 shares of common stock, which vest 100,000 on each anniversary of the grant. This employment agreement was not renewed.

Each officer has executed a Proprietary Information and Inventions Agreement pursuant to which each agreed, among other things, to keep the Company's information confidential and assigned all inventions to the Company, except for certain personal inventions not related to the Company's work, whether existing or later developed.

CONSULTANTS

At December 31, 2004, various consultants to the Company held exercisable warrants to purchase an aggregate of 2,537,410 shares of Common Stock. Consultants to the Company have either received warrants to purchase Common Stock or are entitled to cash compensation. No consultant has agreed to devote any specified amount of time to Company activities.

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

Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 53,600 shares of Common Stock of the Company and holds options to purchase an aggregate of 2,227,910 additional shares pursuant to stock options and warrants issued to him and/or affiliates. During the period ended December 2004, Breslow & Walker, LLP billed the Company approximately $80,000 for legal fees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2005, certain information regarding the beneficial ownership of Common Stock and Series F Preferred Stock and Series G Preferred Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares thereof; (ii) each director of the Company; (iii) each Named Executive Officer of the Company; and (iv) all of the Company's current directors and executive officers as a group.


Name and Address                                      Common Stock             Series F Preferred        Series G Preferred
of Beneficial Owner                                   (% of class)(1)          (% of class)              (% of class)
----------------------------------------------------------------------------------------------------------------------------
John G. Baust (Director, Executive Officer)
c/o BioLife Solutions, Inc.
171 Front Street                                    3,200,681 (20.5%)(2)        -                           2.125 (3.9%)
Owego, NY 13827

Howard S. Breslow, Esq. (Director)
c/o Breslow & Walker, LLP
767 Third Avenue                                    2,281,510 (15.6%)(3)        -                           -
New York, NY 10017

Roderick de Greef (Director)
c/o BioLife Solutions, Inc.
171 Front Street                                    3,897,300 (24.5%)(4)        1,000 (8.3%)                4.0 (7.3%)
Owego, NY 13827

Walter Villiger
Hurdnerstrasse 10
P.O. Box 1474                                       15,400,000 (56.2%)(5)       5,000 (41.7%)               18.0 (32.7%)
CH-8649 Hurden, Switzerland

Thomas Girschweiler (Director)
Wissmannstrasse 15                                  11,498,060 (49.2%)(6)       3,450 (28.8%)               10.0 (18.1%)
8057 Zurich, Switzerland

Karl-Heinz Illenseer
Wissmannstrasse 15                                  3,750,000 (23.2%)(7)        -                           6.0 (10.9%)
8057 Zurich, Switzerland

Alan Rich (Executive Officer)
c/o BioLife Solutions, Inc.
171 Front Street                                    707,500 (5.4%)(8)           -                           0.5 (0.9%)
Owego, NY 13827

Clariden Bank
Claridenstrasse 26
Postfach 5080                                       2,000,000 (14.7%)(9)        2,000 (16.7%)               -
CH-8022  Zurich, Switzerland

Richard Molinsky
c/o BioLife Solutions, Inc.
171 Front Street                                    2,500,000 (16.8%)(10)       -                           4.0 (7.3%)
Owego, NY 13827

Francois Illenseer
Wissmannstrasse 15                                  2,500,000 (16.8%)(11)       -                           4.0 (7.3%)
8057 Zurich, Switzerland

Charlotte Illenseer
Wissmannstrasse 15                                  2,500,000 (16.8%)(12)       -                           4.0 (7.3%)
8057 Zurich, Switzerland

J. Andrew Greuling                                  850,000 (6.4%)(13)          -                           -
5013 Preservation Pointe
Kennesaw, GA 30152



Robert Van Buskirk                                  927,185 (7.0%)(14)          -                           1 (1.8%)
c/o CPSI,  2 Court Street
Owego, New York 13827

John M. Baust                                       816,590(6.2%)(15)           -                           1 (1.8%)
c/o CPSI, 2 Court Street
Owego, New York 13827

All officers and directors as a group
(five persons)                                      21,585,051 (65.4%)          4,450 (37.1%)               16.625 (30.2%)


------------------------
(1) Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the number of shares and the percentage of the outstanding shares held by a person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2) Includes 1,542,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock Option Plans, 664,063 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, 990,618 shares of Common Stock issuable upon the exercise of outstanding warrants, and 4,000 common shares.
(3) Includes 149,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock Option Plans, 2,078,910 shares of Common Stock issuable upon the exercise of outstanding warrants, owned of record by Breslow & Walker, LLP (1,358,910) and B & W Investments (720,000), both of which are entities in which Mr. Breslow is a partner, and 53,600 common shares.
(4) Includes 400,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, 1,250,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, 1,814,000 shares of Common Stock issuable upon the exercise of outstanding warrants, and 433,300 shares of common stock.
(5) Includes 2,000,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, 5,625,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, 7,375,000 shares of Common Stock issuable upon the exercise of outstanding warrants, and 400,000 common shares.
(6) Includes 1,380,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, 3,125,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, 6,455,000 shares of Common Stock issuable upon the exercise of outstanding warrants, and 538,060 common shares.
(7) Includes 1,875,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock and 1,875,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(8) Includes 200,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock Option Plans, 156,250 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, and 351,250 shares of Common Stock issuable upon the exercise of outstanding warrants.
(9) Includes 800,000 shares of Common Stock, 800,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock and 400,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(10) Includes 1,250,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock and 1,250,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(11) Includes 1,250,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock and 1,250,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(12) Includes 1,250,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock and 1,250,000 shares of Common Stock issuable upon the exercise of outstanding warrants.
(13) Includes 850,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1998 Stock Option Plan.
(14) Includes 125,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1998 Stock Option Plan, 312,500 shares of Common Stock issuable upon the conversion of Series G Preferred Stock and 489,685 shares of Common Stock issuable upon the exercise of outstanding warrants.
(15) Includes 312,500 shares of Common Stock issuable upon the conversion of Series G Preferred Stock and 504,090 shares of Common Stock issuable upon the exercise of outstanding warrants.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN


                                        Number of securities to be                                    Number of securities
                                          issued upon exercise of                                     remaining available
                                            outstanding options        Weighted average exercise    for future issuance (in
Plan category                                 (in thousands)          price of outstanding options         thousands)
-------------                                 --------------          ----------------------------         ---------
Equity compensation plans approved
by security holders                                4,015                          $.44                         0

Equity compensation plans not
approved by security holders                         0                             0                           0

Total                                              4,015                          $.44                         0


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2004, the Company elected to discontinue engaging directly in the SBIR program. Accordingly, based upon numerous discussions with the Small Business Administration and a review of applicable SBIR rules and regulations, the Company entered into a research agreement with Cell Preservation Services, Inc. ("CPSI") to outsource to CPSI all BioLife research currently funded through SBIR grants. CPSI is owned by Dr. John M. Baust, a recognized expert in cell preservation, a former employee of BioLife and the son of John G. Baust, the CEO of BioLife. Robert Van Buskirk, formerly Vice President, Business Development of BioLife and the person primarily responsible for processing applications for SBIR grants for BioLife, also has left the employ of BioLife and joined CPSI. The research agreement, which was negotiated on an arms length basis and designed to comply with the rules and regulations applicable to the performance of research with respect to SBIR grants, establishes a format pursuant to which CPSI will (a) take over the processing of existing applications for SBIR grants applied for by BioLife ("Current Projects"), (b) apply for additional SBIR grants for future research projects ("Future Projects"), (c) perform a substantial portion of the principal work to be done, in terms of (i) time spent, and (ii) research, in connection with Current Projects and Future Projects (the "Research"), and (d) utilize BioLife personnel as consultants with respect to the Research. In conjunction therewith, BioLife has granted to CPSI a non-exclusive, royalty free license (with no right to sublicense) to use BioLife's technology solely for the purpose of conducting the Research in connection with the Current Projects and Future Projects. Pursuant to the research agreement, (x) BioLife will, among other things, provide CPSI with (i) suitable facilities in which to conduct the Research, including basic research equipment and office equipment ("Facilities"), and (ii) management services ("Management Services"), and (y) CPSI will (i) accept assignment of Current Projects, (ii) be responsible for conducting the Research with respect to Current Projects and Future Projects, (iii) as mutually agreed to by the parties and within the confines of the rules and regulations applicable to the performance of the Research with respect to SBIR grants, utilize BioLife's personnel as consultants, (iv) provide suitable experienced personnel, including, without limitation, a principal investigator/program director, to conduct the Research, (v) comply with all federal laws, rules and regulations applicable to SBIR grants and file all necessary forms and reports with the federal agency awarding the SBIR grants, and (vi) utilize the Facilities and Management Services and pay BioLife fees with respect thereto. BioLife is to own all right, title and interest in and to any technology, inventions, designs, ideas, and the like (whether or not patentable) that emanates from the Current Projects and Future Projects.

Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 53,600 shares of Common Stock of the Company and holds options to purchase an aggregate of 2,227,910 additional shares pursuant to stock options and warrants issued to him and/or affiliates. The Company incurred approximately $80,000 and $79,000 in legal fees during the years ended December 31, 2004 and 2003, respectively, for services provided by Breslow & Walker, LLP. For the year ended December 31, 2003, the Company also issued 282,910 warrants, exercisable at $0.08 per share, as partial consideration for services rendered by Breslow & Walker, LLP. At December 31, 2004 and 2003 accounts payable includes $28,027 and $67,356, respectively, due to Breslow & Walker, LLP.

In January 2004, BioLife signed a 3 year lease with Field Afar Properties, LLC whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month. Renovation of the new facility was completed in April 2004. The Company's Chief Executive Officer is a partial owner of Field Afar Properties, LLC.

PART V

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

             (a) The following documents are filed as part of this report:

                 (1) Financial Statements

                     The financial statements filed as part of this report begin on page F-1.

                 (2) Exhibits
Exhibit
Number       Document
---------    ---------
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

10.8         Research Agreement dated March 15, 2004 between the Company and
             CPSI (7)

31*          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002

32*          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002


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

*Filed herewith

         (b) Reports on Form 8-K - There were no reports on Form 8-k filed during the last quarter of the period covered by this report


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2004, Aronson & Company acted as the independent auditors for the Company. The following table sets forth the aggregate fees billed by Aronson & Company for audit and review services rendered in connection with the financial statements and reports for the years ending December 31, 2004 and December 31, 2003 and for other services rendered during the years ending December 31, 2004 and December 31, 2003 on behalf of the Company:

                                             December 31,
                                           2004       2003
                                           ----       ----

              Audit Fees                  $49,275    $64,317
              Tax fees                      6,775     17,163
              All other fees                  475          -
                                          -------    -------
                           Total          $56,525    $81,480


The Board of Directors pre-approves all audit and non-audit services to be performed by the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BIOLIFE SOLUTIONS, INC.


Date:   March 31, 2005                     /s/ John G. Baust
                                           ------------------------------------
                                           John G. Baust, Ph.D.
                                           Chief Executive
                                           Officer and Chief
                                           Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   March 31, 2005                     /s/ John G. Baust
                                           ------------------------------------
                                           John G. Baust, Ph.D.
                                           Director

Date:   March 31, 2005                     /s/ Roderick de Greef
                                           ------------------------------------
                                           Roderick de Greef
                                           Director

Date:   March 31, 2005                     /s/ Howard S. Breslow
                                           ------------------------------------
                                           Howard S. Breslow
                                           Director