Form 10KSB/A
period 2004-12-31
BIOLIFE SOLUTIONS INC
filed 2005-04-11
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-KSB/A

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

10.8         Research Agreement dated March 15, 2004 between the Company and
             CPSI (7)

10.9* Commercial Lease Agreement dated January 8, 2004 between the Company and Field Afar Properties, LLC

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