Form 10QSB
period 2005-03-31
BIOLIFE SOLUTIONS INC
filed 2005-05-16
CIK 834365

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended March 31, 2005     Commission file number 0-18170
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

         Yes     X              No
               -----               -----


12,413,209 SHARES OF BIOLIFE SOLUTIONS, INC. COMMON STOCK, PAR VALUE $.001 PER SHARE, WERE OUTSTANDING AS OF MAY 14, 2005.

Transitional Small Business Disclosure Format (check one). Yes         No   X
                                                               -----      -----

                             BIOLIFE SOLUTIONS, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2005

                                      INDEX




                                                                                                                   Page No.
Part I. Financial Information
         Item 1. Financial Statements:
              Unaudited Balance Sheet at March 31, 2005.........................................................        2
              Unaudited Statements of Operations for the three month periods ended March 31, 2005 and March 31,
              2004..............................................................................................        3
              Unaudited Statements of Cash Flows for the three month periods ended March 31, 2005 and March
              31,2004...........................................................................................        4
              Notes to Financial Statements.....................................................................       5-6
         Item 2. Management's Discussion and Analysis...........................................................       7-9
         Item 3. Controls and Procedures........................................................................        10

Part II. Other Information
         Item 6. Exhibits and Reports on Form 8-K...............................................................       11-12
         Signatures.............................................................................................        13
         Certifications.........................................................................................       14-16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS
                             BIOLIFE SOLUTIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                           MARCH 31,
                                                                             2005
                                                                         ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                $    361,422
Receivables                                                                    54,617
Inventories                                                                    95,025
Prepaid expenses and other current assets                                      26,308
                                                                         ------------
TOTAL CURRENT ASSETS                                                          537,372
                                                                         ------------
PROPERTY AND EQUIPMENT
Leasehold improvements                                                         39,283
Furniture and computer equipment                                               39,760
Manufacturing and other equipment                                             207,074
                                                                         ------------
TOTAL                                                                         286,117
Less:  Accumulated depreciation and amortization                             (173,090)
                                                                         ------------
NET PROPERTY AND EQUIPMENT                                                    113,027
                                                                         ------------
TOTAL ASSETS                                                             $    650,399
                                                                         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                         $     97,705
Accrued expenses                                                               55,673
Accrued salaries                                                               46,838
                                                                         ------------
TOTAL CURRENT LIABILITIES                                                     200,216
                                                                         ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series F convertible preferred stock, $.001 par value; 12,000
     shares authorized, 12,000 shares issued and outstanding                       12
Series G convertible preferred stock, $.001 par value; 80
     shares authorized, 55 shares issued and outstanding                            1
Common stock, $0.001 par value, 25,000,000 shares
     authorized, 12,413,209 shares issued and outstanding                      12,413
Additional paid-in capital                                                 40,663,172
Accumulated deficit                                                       (40,225,415)
                                                                         ------------
TOTAL STOCKHOLDERS' EQUITY                                                    450,183
                                                                         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    650,399
                                                                         ============


                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         2005                     2004
                                                     ------------             ------------
REVENUE
Grant revenue                                        $          -             $     27,287
Facilities fee - related party                             20,863                   14,786
Management fee - related party                             11,475                    8,132
Consulting revenue                                              -                   59,000
Product sales                                              87,364                   54,946
                                                     ------------             ------------
TOTAL REVENUE                                             119,702                  164,151
                                                     ------------             ------------

OPERATING EXPENSES
Research and development                                   11,330                    6,534
Sales and marketing                                        24,056                   71,400
Product sales                                              48,113                   42,950
General and administrative                                201,762                  312,437
                                                     ------------             ------------
TOTAL EXPENSES                                            285,261                  433,321
                                                     ------------             ------------
OPERATING LOSS                                           (165,559)                (269,170)
                                                     ------------             ------------
OTHER INCOME (EXPENSE)
Interest expense                                                -                   (5,434)
Other income                                                2,782                   16,757
                                                     ------------             ------------
TOTAL OTHER INCOME (EXPENSE)                                2,782                   11,323
                                                     ------------             ------------
LOSS BEFORE BENEFIT FOR TAXES                            (162,777)                (257,847)
(BENEFIT) PROVISION FOR INCOME TAXES                            -                        -
                                                     ------------             ------------
NET LOSS                                             $   (162,777)            $   (257,847)
                                                     ============             ============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE:
TOTAL BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                         $      (0.01)            $      (0.02)
                                                     ============             ============
Basic and diluted weighted average common
     shares used to compute net loss per
     per share                                         12,413,209               12,413,209
                                                     ============             ============


                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      2005                    2004
                                                                  -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $  (162,777)            $  (257,847)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
 (USED) BY OPERATING ACTIVITIES
Depreciation                                                           15,976                  11,695
Amortization of loan financing costs                                        -                 106,408
CHANGE IN OPERATING NET ASSETS AND LIABILITIES
(INCREASE) DECREASE IN
Accounts receivable                                                    18,431               1,825,977
Due from related party                                                  2,290                 (69,534)
Inventories                                                              (706)                (19,136)
Prepaid and other current assets                                      (23,383)                (36,147)
INCREASE (DECREASE) IN
Accounts payable                                                       12,668                (476,774)
Accrued expenses                                                       (6,560)                (39,869)
Accrued salaries                                                      (26,201)               (194,159)
                                                                  -----------             -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     (170,262)                850,614
                                                                  -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                          -                 (50,317)
                                                                  -----------             -----------
NET CASH USED BY INVESTING ACTIVITIES                                       -                 (50,317)
                                                                  -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                 -                       -
Principal payments on notes payable                                         -                (705,525)
                                                                  -----------             -----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                            -                (705,525)
                                                                  -----------             -----------
NET INCREASE (DECREASE) IN CASH                                      (170,262)                 94,772
CASH - BEGINNING OF PERIOD                                            531,684                 787,905
                                                                  -----------             -----------
CASH - END OF PERIOD                                              $   361,422             $   882,677
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

The Balance Sheet as of March 31, 2005, and the Statements of Operations for the three month periods ended March 31, 2005 and 2004 and Statements of Cash Flows for the three-month periods ended March 31, 2005 and 2004, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2005, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results anticipated for the full year.



B.       FINANCIAL CONDITION

At March 31, 2005, the Company had stockholders' equity of approximately $450,000 and a working capital surplus of approximately $337,000. To date, the Company has been unable to generate sufficient income from operations to meet its operating needs.

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

These financial statements assume that the Company will be able to continue as a going concern. If the Company is unable to continue as a going concern, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.


C.       INVENTORIES

Inventories consist of $52,138 of finished product and $42,887 of manufacturing materials at March 31, 2005.


D.       EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income from operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants. Potential common shares were not included in the diluted earnings per share amounts for the three-month periods ended March 31, 2005 and 2004 as their effect would have been anti-dilutive.


E.       STOCK OPTIONS

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

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 2005            2004
                                                             -------------- ---------------
Net Income (Loss) as reported                                  $ (162,777)     $ (257,847)
Compensation expense based on fair value,
     net of related tax effects                                   (17,805)        (17,805)
                                                             -------------- ---------------

     Pro forma net income (loss)                               $ (180,582)     $ (275,652)
                                                             ============== ===============

Basic and diluted net income (loss) per share as reported      $    (0.01)     $    (0.02)
                                                             ============== ===============

     Pro forma                                                 $    (0.01)     $    (0.02)
                                                             ============== ===============

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.


F.       RECLASSIFICATIONS

Certain March 2004 amounts have been reclassified to conform to the March 2005 presentation. The reclassifications had no material effect on operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth elsewhere herein.

BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary, bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation and storage. The Company believes that the HypoThermosol(R), GelStor and CryoStor products it is selling today are a significant step forward in meeting these needs.

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

RESULTS OF OPERATIONS (QUARTER ENDED MARCH 31, 2005 COMPARED TO THE QUARTER ENDED MARCH 31, 2004)

REVENUE

Revenue for the quarter ended March 31, 2005 decreased $44,449, or 27%, to $119,702, compared to $164,151 for the quarter ended March 31, 2004. The shift in focus toward product sales resulted in a 59% increase in revenue from product sales in the first quarter of 2005 as compared to the first quarter of 2004. While revenue from product sales rose, total revenue dropped due to declines in grant revenue and consulting revenue. The decrease in grant revenue is attributable to the shift in focus toward product sales and away from research and development activities, which resulted in no grant revenue for the Company during the first quarter of 2005 as compared to $27,287 in grant revenue for the first quarter of 2004. In addition, consulting revenue declined as a result of scheduled completion of contracts with consulting clients. In 2004, the Company elected to discontinue engaging directly in Small Business Innovative Research ("SBIR") grants and entered into a research agreement with Cell Preservation Services, Inc. ("CPSI") to outsource to CPSI all BioLife research funded through SBIR grants. In addition to shifting R&D related expenses to CPSI, BioLife receives facilities and management fees from CPSI in exchange for the use of BioLife facilities and management services in connection with the research performed. In the first quarter of 2005, BioLife had revenues of $20,863 and $11,475 for facilities fees and management fees, respectively. In the first quarter of 2004, BioLife had revenues of $14,786 and $8,132 for facilities fees and management fees, respectively.

COST OF PRODUCT SALES

Cost of Product Sales for the quarter ended March 31, 2005 increased $5,163, or 12%, to $48,113, compared to $42,950 for the quarter ended March 31, 2004. The increase in cost of product sales is the result of increased production costs associated with the increase in product sales.

RESEARCH AND DEVELOPMENT

Expenses relating to research and development for the quarter ended March 31, 2005 increased $4,796, or 73%, from the previous quarter ended March 31, 2004. Research and development expenses were $11,330 for the quarter ended March 31, 2005, compared to $6,534 for the quarter ended March 31, 2004. This increase was due to an increase in patent attorney related fees for the first quarter.

SALES AND MARKETING

For the quarter ended March 31, 2005, sales and marketing expenses decreased $47,344, or 66%, to $24,056, compared to $71,400 for the quarter ended March 31, 2004. The decrease in sales and marketing expense was due to the resignation of Alan Rich, Vice President of Sales, on January 31, 2005.

GENERAL AND ADMINISTRATIVE EXPENSE

For the quarter ended March 31, 2005, general and administrative expense decreased $110,675, or 35%, to $201,762, compared to $312,437 for the quarter ended March 31, 2004. In the first quarter of 2004, the Company wrote off previously capitalized loan financing costs of $106,408 associated with note obligations paid off during the quarter. In addition, the Company incurred $68,562 in legal fees during the first quarter of 2004, compared to $3,415 in the first quarter of 2005. The legal expenses incurred during the first quarter of 2004 resulted from the Company's lawsuit with Endocare. The Company was able to negotiate and write off $57,844 in liabilities during the first quarter of 2004, which partially offset expenses incurred during the first quarter of 2004.


OPERATING EXPENSES AND NET INCOME

For the quarter ended March 31, 2005, operating expenses (excluding product costs) decreased $153,223, or 39%, to $237,148, compared to $390,371 for the quarter ended March 31, 2004. The Company reported a net loss of ($162,777) for the quarter ended March 31, 2005, compared to a net loss of ($257,847) for the quarter ended March 31, 2004.

CASH AND CASH EQUIVALENTS

At March 31, 2005, the Company had cash and cash equivalents of $361,422, compared to cash and cash equivalents of $882,677 at March 31, 2004. At March 31, 2005, the Company had a working capital surplus of $336,626, compared to a working capital surplus of $936,653 at March 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2005, the Company generated approximately $87,000 in product sales, the second highest product sales quarter since inception. The Company also realized approximately $32,000 in facilities and management fees. While the new focus on product sales is beginning to demonstrate the products' potential and the Company is beginning to acquire more customers and gain exposure, the Company has been unable to support its operations solely from revenue generated from product sales. In February 2004, the Company collected $1.887 million from its lawsuit settlement with Endocare. This settlement enabled the Company to relieve a majority of its debt and liabilities as well as provide supplemental cash flow to support operating activities.

During the quarter ended March 31, 2005, net cash used by continuing operations was approximately $170,000, compared to net cash provided by continuing operating activities of approximately $851,000 for the quarter ended March 31, 2004. The net cash used from operating activities in the first quarter of 2005 resulted primarily from the net loss of ($162,777) for the quarter. This was partially offset by the increase in accounts payable of $12,668 and the decrease in accounts receivable of $18,431. In addition, prepaid expenses increased $23,383, while accrued expenses and accrued salaries decreased by $6,560 and $26,201, respectively.

There was no net cash used in investing activities for the quarter ended March 31, 2005, compared to $50,317 for the quarter ended March 31, 2004, when the Company purchased new equipment and made leasehold improvements to support the new manufacturing facility and product sales.

There was no net cash used by financing activities for the quarter ended March 31, 2005. Net cash used by financing activities totaled $705,525 for the quarter ended March 31, 2004 as all outstanding balances to noteholders were paid in full.

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

In January 2004, BioLife signed a 3 year lease with Field Afar Properties, LLC whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month. Renovation of the new facility was completed in April 2004. The Company's Chief Executive Officer is an owner of Field Afar Properties, LLC.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings and are designed to ensure that information required to be disclosed by the Company in the reports is recorded, processed, summarized and reported within the time permitted as specified by the applicable rules and forms.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected. The Company's disclosure and controls procedures are designed to provide reasonable assurance of achieving their objectives. The Company's CEO/CFO has concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.

There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  (2)   Exhibits

     Exhibit
     Number                              Document
     ------                              --------

     3.1            Certificate of Incorporation, as amended (1)

     3.2            By-Laws, and amendment, dated March 19, 1990, thereto (1)

     4.1            Specimen of Common Stock Certificate (1)

     10.1 Stock Option Plan, dated July 7, 1988, and amendment, dated July 19, 1989 (1)

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

     10.8 Research Agreement dated March 15, 2004 between the Company and CPSI (7)

     10.9 Commercial Lease Agreement dated January 8, 2004 between the Company and Field Afar Properties, LLC (8)

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

              (8) Incorporated by reference to the Company's annual report on From 10-KSB for the year ended December 31, 2004.


              *Filed herewith

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BioLife Solutions, Inc.
                                             (Registrant)





Date:  May 14, 2005                  By:  /s/ John G. Baust
                                          ---------------------------------
                                          John G. Baust, PhD
                                          President and Chief Executive Officer
                                          (Principal Executive Officer )