Form 10QSB
period 2005-06-30
BIOLIFE SOLUTIONS INC
filed 2005-08-15
CIK 834365

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2005      Commission file number 0-18170
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


12,413,209 SHARES OF BIOLIFE SOLUTIONS, INC. COMMON STOCK, PAR VALUE $.001 PER SHARE, WERE OUTSTANDING AS OF AUGUST 14, 2005.

Transitional Small Business Disclosure Format (check one). Yes     No  X
                                                               ---    ---

                            BIOLIFE SOLUTIONS, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 2005

                                     INDEX


                                                                                                                   Page No.
Part I. Financial Information
         Item 1. Financial Statements:
              Unaudited Balance Sheet at June 30, 2005.........................................................       2
              Unaudited Statements of Operations for the three and six month periods ended June 30, 2005 and
              June 30, 2004....................................................................................       3
              Unaudited Statements of Cash Flows for the six month periods ended June 30, 2005 and
              June 30, 2004....................................................................................       4
              Notes to Financial Statements....................................................................      5-6
         Item 2. Management's Discussion and Analysis.........................................................       7-10
         Item 3. Controls and Procedures.......................................................................       11

Part II. Other Information
         Item 6. Exhibits and Reports on Form 8-K..............................................................     12-13
         Signatures............................................................................................       14
         Certifications

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                            BIOLIFE SOLUTIONS, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                     JUNE 30,
                                                                       2005
                                                                   ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                          $    189,391
Receivables                                                              40,763
Inventories                                                              97,429
Prepaid expenses and other current assets                                24,992
                                                                   ------------
TOTAL CURRENT ASSETS                                                    352,575
                                                                   ------------
PROPERTY AND EQUIPMENT
Leasehold improvements                                                   45,783
Furniture and computer equipment                                         39,760
Manufacturing and other equipment                                       213,196
                                                                   ------------
TOTAL                                                                   298,739
Less:  Accumulated depreciation and amortization                       (189,183)
                                                                   ------------
NET PROPERTY AND EQUIPMENT                                              109,556
                                                                   ------------
TOTAL ASSETS                                                       $    462,131
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                   $    138,517
Accrued expenses                                                         60,913
                                                                   ------------
TOTAL CURRENT LIABILITIES                                               199,430
                                                                   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series F convertible preferred stock, $.001 par value; 12,000
     shares authorized, 12,000 shares issued and outstanding                 12
Series G convertible preferred stock, $.001 par value; 80
     shares authorized, 55 shares issued and outstanding                      1
Common stock, $0.001 par value, 25,000,000 shares
     authorized, 12,413,209 shares issued and outstanding                12,413
Additional paid-in capital                                           40,663,172
Accumulated deficit                                                 (40,412,897)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                              262,701
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    462,131
                                                                   ============


                       See notes to financial statements

                            BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          JUNE 30,                              JUNE 30,
                                               -------------------------------       -------------------------------
                                                   2005               2004               2005               2004
                                               ------------       ------------       ------------       ------------
REVENUE
Grant revenue                                  $       --         $     11,650       $       --         $     38,936
Facilities fee - related party                       20,863             22,179             41,725             36,965
Management fee - related party                       11,475             12,198             22,950             20,331
Seminar Fees                                           --                1,075               --                1,075
Consulting revenue                                     --               13,000               --               72,000
Product sales                                       101,754             86,145            189,117            141,091
                                               ------------       ------------       ------------       ------------
TOTAL REVENUE                                       134,092            146,247            253,792            310,398
                                               ------------       ------------       ------------       ------------

OPERATING EXPENSES
Research and development                              1,553             57,005             12,884             63,539
Sales and marketing                                   9,742             87,823             33,798            159,222
Product sales                                        94,929             38,266            143,042             81,216
General and administrative                          217,393            200,732            419,152            513,170
                                               ------------       ------------       ------------       ------------
TOTAL EXPENSES                                      323,617            383,826            608,876            817,147
                                               ------------       ------------       ------------       ------------
OPERATING LOSS                                     (189,525)          (237,579)          (355,084)          (506,749)
                                               ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE)
Interest income                                       2,042              4,085              4,824             15,408
                                               ------------       ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                          2,042              4,085              4,824             15,408
                                               ------------       ------------       ------------       ------------
LOSS BEFORE BENEFIT FOR TAXES                      (187,483)          (233,494)          (350,260)          (491,341)
(BENEFIT) PROVISION FOR INCOME TAXES                   --                 --                 --                 --
                                               ------------       ------------       ------------       ------------
NET LOSS                                       $   (187,483)      $   (233,494)      $   (350,260)      $   (491,341)
                                               ============       ============       ============       ============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE:
TOTAL BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                   $      (0.02)      $      (0.02)      $      (0.03)      $      (0.04)
                                               ============       ============       ============       ============
Basic and diluted weighted average common
     shares used to compute net loss per
     per share                                   12,413,209         12,413,209         12,413,209         12,413,209
                                               ============       ============       ============       ============


                       See notes to financial statements

                            BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                               -----------------------------
                                                                                   2005              2004
                                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $  (350,260)      $  (491,341)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED(USED) BY OPERATING
      ACTIVITIES
Depreciation                                                                        32,069            27,574
Amortization of loan financing costs                                                  --             106,408
CHANGE IN OPERATING NET ASSETS AND LIABILITIES
(INCREASE) DECREASE IN
Accounts receivable                                                                 34,574         1,801,454
Inventories                                                                         (3,109)          (35,578)
Prepaid and other current assets                                                   (22,067)          (27,800)
INCREASE (DECREASE) IN
Accounts payable                                                                    53,481          (447,425)
Accrued expenses                                                                    (1,320)          (73,074)
Accrued salaries                                                                   (73,039)         (156,461)
                                                                               -----------       -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  (329,671)          703,757
                                                                               -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                 (12,622)          (61,793)
                                                                               -----------       -----------
NET CASH USED BY INVESTING ACTIVITIES                                              (12,622)          (61,793)
                                                                               -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable                                                   --            (705,525)
                                                                               -----------       -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                      --            (705,525)
                                                                               -----------       -----------
NET DECREASE IN CASH                                                              (342,293)          (63,561)
CASH - BEGINNING OF PERIOD                                                         531,684           787,905
                                                                               -----------       -----------
CASH - END OF PERIOD                                                           $   189,391       $   724,344
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

The Balance Sheet as of June 30, 2005, and the Statements of Operations for the three month and six month periods ended June 30, 2005 and 2004 and Statements of Cash Flows for the six month periods ended June 30, 2005 and 2004, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2005, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

The results of operations for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the operating results anticipated for the full year.


B.       FINANCIAL CONDITION

At June 30, 2005, the Company had stockholders' equity of approximately $263,000 and a working capital surplus of approximately $153,000. To date, the Company has been unable to generate sufficient income from operations to meet its operating needs.

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


C.       INVENTORIES

Inventories consist of $59,753 of finished product and $37,676 of manufacturing materials at June 30, 2005.


D.       EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants. Potential common shares were not included in the diluted earnings per share amounts for the three month and six month periods ended June 30, 2005 and 2004 as their effect would have been anti-dilutive.


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

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                      -------------------------       -------------------------
                                                         2005            2004            2005            2004
                                                      ---------       ---------       ---------       ---------
Net Income (Loss) as reported                         $(187,483)      $(233,494)      $(350,260)      $(491,341)
Compensation expense based on fair value,
     net of related tax effects                         (17,805)        (17,805)        (35,610)        (35,610)
                                                      ---------       ---------       ---------       ---------

     Pro forma net loss                               $(205,288)      $(251,299)      $(385,870)      $(526,951)
                                                      =========       =========       =========       =========

Basic and diluted net loss per share as reported      $   (0.02)      $   (0.02)      $   (0.03)      $   (0.04)
                                                      =========       =========       =========       =========

     Pro forma                                        $   (0.02)      $   (0.02)      $   (0.03)      $   (0.04)
                                                      =========       =========       =========       =========

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.


F.       RECLASSIFICATIONS

Certain June 2004 amounts have been reclassified to conform to the June 2005 presentation. The reclassifications had no material effect on operations.

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

The Company currently markets its HypoThermosol(R), CryoStor(TM) and GelStor line of solutions to companies and labs engaged in pre-clinical research, and to academic institutions.

On May 12, 2005, the Company signed an Exclusive Private Labeling and Distribution Agreement with VWR International, Inc., a global leader in the distribution of scientific supplies, pursuant to which the Company will manufacture its HypoThermosol(R) and CryoStor(TM) product lines under the VWR label for sale to non-clinical customers via the 1,400 person VWR worldwide sales force. The Company maintains the right to sell its products to non-clinical customers under its own label. The Agreement further calls for VWR to purchase a minimum of $7.4 million in products from the Company over the 5-year life of the Agreement in order to maintain exclusivity.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

REVENUE

Revenue for the quarter ended June 30, 2005 decreased $12,155, or 8%, to $134,092, compared to $146,247 for the quarter ended June 30, 2004. The shift in focus toward product sales resulted in an 18% increase in product sales in the second quarter of 2005 as compared to the second quarter of 2004. While product sales rose, consulting revenue declined as a result of the scheduled completion of contracts with consulting clients. In addition, the shift in focus toward product sales resulted in a decline in grant revenue of $11,650 to $0, from the second quarter of 2004, as research and development related activities were shifted to Cell Preservation Services, Inc. For the quarter ended June 30, 2005, the Company received management and facilities fees totaling $32,338, as compared to $34,377 for the quarter ended June 30, 2004, as a result of the research agreement between the Company and Cell Preservation Services, Inc.
(CPSI), pursuant to which the Company receives facilities and management fees from CPSI in exchange for the use of BioLife facilities and management services in connection with the research performed on behalf of CPSI. CPSI is a company formed by Dr. John M. Baust, a former Biolife employee and the son of Dr. John
G. Baust, President of BioLife.

Revenue for the six month period ended June 30, 2005 decreased $56,606, or 18%, to $253,792, compared to $310,398 for the six month period ended June 30, 2004. The shift in focus toward product sales resulted in a 34% increase in product sales for the six month period ended June 30, 2005, compared to the six month period ended June 30, 2004. While product sales rose, consulting revenue declined as a result of the scheduled completion of contracts with consulting clients. In addition, the shift in focus toward product sales resulted in a decline in grant revenue of $38,936 from the six month period ended June 30, 2004. For the six month period ended June 30, 2005, the Company received management and facilities fees totaling $64,675 as compared to $57,296 for the six month period ended June 30, 2004, as a result of the research agreement between the Company and CPSI.

COST OF PRODUCT SALES

For the quarter ended June 30, 2005, the cost of product sales was $94,929 as compared to $38,266 for the quarter ended June 30, 2004. For the six month period ended June 30, 2005, the cost of product sales was $143,042 as compared to $81,216 for the six month period ending June 30, 2004. This increase was primarily due to an increase product sales volume as well as increases in labor and raw materials expenditures necessary for fulfillment of the VWR agreement including sample production, new labeling requirements, and new packaging requirements.

RESEARCH AND DEVELOPMENT

Expenses relating to research and development for the quarter ended June 30, 2005 declined $55,452, or 97%, from the previous quarter ended June 30, 2004. This decrease in research and development costs was due to the shift of grant related research activities to CPSI pursuant to the research agreement. Three former employees of BioLife became CPSI employees to perform grant related research and development work. In addition, depreciation and facilities expenses were recorded as General and Administrative expenses in 2005 as the Company's focus shifted away from research and development to product sales.

Expenses relating to research and development for the six month period ended June 30, 2005 declined $50,655 or 80% from the previous six month period ended June 30, 2004. This decrease in research and development costs was in large part due to the shift of grant related research activities to CPSI pursuant to the research agreement. Three former employees of BioLife became CPSI employees to perform grant related research and development work. In addition, depreciation and facilities expenses were recorded as General and Administrative expenses in 2005, as the Company's focus shifted away from research and development to product sales.

SALES AND MARKETING

For the quarter ended June 30, 2005, sales and marketing expenses decreased $78,081, or 89%, to $9,742, compared to $87,823 for the quarter ended June 30, 2004. The decrease in sales and marketing expense was due primarily to the resignation of Alan Rich, Vice President of Sales, on January 31, 2005. In addition to the reduction in salaries and insurance expenses, trade show attendance fees, advertising, and sales related travel expenses were reduced.

For the six month period ended June 30, 2005, sales and marketing expenses decreased $125,424, or 79%, to $33,798, compared to $159,222 for the six month period ended June 30, 2004. The decrease in sales and marketing expense was due primarily to the resignation of Alan Rich, Vice President of Sales, on January 31, 2005. In addition to the reduction in salaries and insurance expenses, trade show attendance fees, advertising, and sales related travel expenses were reduced.

GENERAL AND ADMINISTRATIVE EXPENSE

For the quarter ended June 30, 2005, general and administrative expense increased $16,661, or 8%, to $217,393, compared to $200,732 for the quarter ended June 30, 2004. Facilities expenses for the quarter ended June 30, 2005 totaled $16,031. There were no facilities expenses recorded as General and Administrative expenses for the quarter ended June 30, 2004 as facilities expenses related to and were recorded as Research and Development expenses. Similarly, depreciation totaled $6,207 for the quarter ended June 30, 2005, while depreciation related to and was recorded as Research and Development expenses for the quarter ended June 30, 2004.

For the six month period ended June 30, 2005, general and administrative expense decreased $94,018, or 18% to $419,152, compared to $513,170 for the six month period ended June 30, 2004. This decrease was due in large part to writing off of previously capitalized loan financing costs of $106,408 associated with note obligations that were paid during the first quarter of 2004. Legal fees totaled $37,332 for the six month period ending June 30, 2005, as compared to $92,776 for the six month period ending June 30, 2004. These additional legal fees incurred in 2004 were related to the Endocare lawsuit. In addition, the Company was able to negotiate and write off $57,844 in liabilities during the first quarter of 2004.

OPERATING EXPENSES AND NET INCOME

For the quarter ended June 30, 2005, operating expenses decreased $60,209, or 16%, to $323,617, compared to $383,826 for the quarter ended June 30, 2004. The Company reported a net loss of $(187,483) for the quarter ended June 30, 2005, compared to a net loss of ($233,494) for the quarter ended June 30, 2004.

For the six month period ended June 30, 2005, operating expenses decreased $208,271, or 25%, to $608,876, compared to $817,147 for the six month period ended June 30, 2004. The Company reported a net loss of $(350,260) for the six month period ended June 30, 2005, compared to a net loss of ($491,341) for the six month period ended June 30, 2004.

CASH AND CASH EQUIVALENTS

At June 30, 2005, the Company had cash and cash equivalents of $189,391, compared to cash and cash equivalents of $724,344 at June 30, 2004. At June 30, 2005, the Company had a working capital surplus of $153,145, compared to a working capital surplus of $707,564 at June 30, 2004. The decrease in the Company's cash and working capital position compared to June 30, 2004 was due to the inability of the Company to generate sufficient income from operations to meet its operating needs. In addition, the Company made capital improvements and expenditures to support product sales growth.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 2005, the Company generated $101,754 in product sales, the highest product sales quarter since inception. This represents a 12% increase over the previous high product sales quarter of $90,513. The second quarter exceeded first quarter sales by $14,390, a 16% increase. While the increasing product sales appear promising, the Company has been unable to support its operations solely from revenue generated from product sales. In February 2004, the Company collected $1.88 million from its lawsuit settlement with Endocare. This settlement has provided the necessary cash flow to support operating activities to date.

During the six month period ended June 30, 2005, net cash used by operating activities was $329,671 as compared to net cash provided by operating activities of $703,757 for the six month period ended June 30, 2004. The net cash provided from operating activities for the six month period ending June 30, 2004 resulted primarily from the collection of the Endocare settlement and was partially offset by the reduction in accounts payable, loans payable, accrued expenses, and accrued salaries.

Net cash used in investing activities totaled $12,622 for the six month period ended June 30, 2005 as the Company purchased new equipment and made leasehold improvements to support the manufacturing facility and product sales.

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

CONTRACT OBLIGATIONS

The Company leases equipment as a lessee, under operating leases expiring on various dates through 2005. The leases require monthly payments of approximately $2,340.

In January 2004, BioLife signed a 3 year lease with Field Afar Properties, LLC, whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month. Renovation of the new facility was completed in April 2004. The Company's Chief Executive Officer is an owner of Field Afar Properties, LLC.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings and are designed to ensure that information required to be disclosed by the Company in the reports is filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time permitted as specified by the rules and forms.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedures, misstatements due to error or fraud may occur and not be detected. The Company's disclosure and controls procedures are designed to provide reasonable assurance of achieving their objectives. The Company's CEO/CFO has concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.

There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  (1) Financial Statements - filed as part of this report beginning on page 2.

                  (2)      Exhibits

 Exhibit
 Number                                Document
 -------                               --------
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

   10.8 Research Agreement dated March 15, 2004 between the Company and CPSI (7)

   10.9 Commercial Lease Agreement dated January 8, 2004 between the Company and Field Afar Properties, LLC (8)

   10.10 Exclusive Private Labeling and Distribution Agreement, dated May 12, 2005, by and between the Company and VWR International, Inc.

   31.1           Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002*

   32.1           Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002*
----------
(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

*        Filed herewith

         (b) Form 8-K, filed May 17, 2005, regarding a material agreement between the Company and VWR International, Inc.

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


                                      BioLife Solutions, Inc.
                                      -----------------------
                                           (Registrant)





Date:  August 15, 2005                By:  /s/ John G. Baust
                                           -------------------------------------
                                           John G. Baust, PhD
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)