Form 10QSB
period 2005-09-30
BIOLIFE SOLUTIONS INC
filed 2005-11-14
CIK 834365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2005 Commission file number 0-18170



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


12,413,209 SHARES OF BIOLIFE SOLUTIONS, INC. COMMON STOCK, PAR VALUE $.001 PER SHARE, WERE OUTSTANDING AS OF NOVEMBER 14, 2005.

Transitional Small Business Disclosure Format (check one). Yes ___ No _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ___ No _X_

BIOLIFE SOLUTIONS, INC.

                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2005

                                      INDEX

                                                                                                                      Page No.

Part I. Financial Information
          Item 1. Financial Statements:
                Unaudited Balance Sheet at September 30, 2005.................................................            2
                Unaudited Statements of Operations for the three and nine month periods ended
                September 30, 2005 and September 30, 2004.....................................................            3
                Unaudited Statements of Cash Flows for the nine month periods ended September 30, 2005
                and September 30, 2004........................................................................            4
                Notes to Financial Statements.................................................................           5-8
          Item 2. Management's Discussion and Analysis.......................................................            9-12
          Item 3. Controls and Procedures.....................................................................            13

Part II.   Other Information
          Item 6. Exhibits....................................................................................            14
          Signatures..........................................................................................            15
          Certifications......................................................................................          16-17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                             BIOLIFE SOLUTIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                         SEPTEMBER 30,
                                                                             2005
                                                                      ------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                $      305,788
Receivables                                                                      54,139
Inventories                                                                     168,866
Prepaid expenses and other current assets                                        23,383
                                                                      ------------------
TOTAL CURRENT ASSETS                                                            552,176
                                                                      ------------------
PROPERTY AND EQUIPMENT
Leasehold improvements                                                           45,783
Furniture and computer equipment                                                 39,760
Manufacturing and other equipment                                               213,196
                                                                      ------------------
TOTAL                                                                           298,739
Less:  Accumulated depreciation and amortization                               (206,165)
                                                                      ------------------
NET PROPERTY AND EQUIPMENT                                                       92,574
                                                                      ------------------
TOTAL ASSETS                                                             $      644,750
                                                                      ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                         $      166,581
LDC Loan - current maturities                                                    25,777
Accrued expenses                                                                 66,154
                                                                      ------------------
TOTAL CURRENT LIABILITIES                                                       258,512
                                                                      ------------------
LONG TERM LIABILITIES
LDC Loan - less current maturities above                                        204,723
                                                                      ------------------
TOTAL CURRENT LIABILITIES                                                       204,723
                                                                      ------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series F convertible preferred stock, $.001 par value; 12,000
     shares authorized, 12,000 shares issued and outstanding                         12
Series G convertible preferred stock, $.001 par value; 80
     shares authorized, 55 shares issued and outstanding                              1
Common stock, $0.001 par value, 100,000,000 shares
     authorized, 12,413,209 shares issued and outstanding                        12,413
Additional paid-in capital                                                   40,680,222
Accumulated deficit                                                        (40,511,133)
                                                                      ------------------
TOTAL STOCKHOLDERS' EQUITY                                                      181,515
                                                                      ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      644,750
                                                                      ==================

                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                            2005                2004              2005                 2004
                                                     -----------------------------------    -----------------------------------
REVENUE
Product sales                                           $   122,676         $    84,215        $   311,793         $   225,305
Facilities fee - related party                               24,386              35,651             66,112              72,617
Management fee - related party                               13,412              19,608             36,362              39,939
Seminar fees                                                      -               1,400                  -               2,475
Consulting revenue                                                -              14,000                  -              86,000
Grant revenue                                                     -                   -                  -              38,936
                                                     ---------------     ---------------    ---------------     ---------------
TOTAL REVENUE                                               160,474             154,874            414,267             465,272
                                                     ---------------     ---------------    ---------------     ---------------

OPERATING EXPENSES
Product sales                                                50,326              40,523            134,651             121,739
Sales and marketing                                          31,436              57,661             65,234             216,883
Research and development                                      6,430              36,855             19,315             100,394
General and administrative                                  230,208             173,297            649,362             686,467
                                                     ---------------     ---------------    ---------------     ---------------
TOTAL EXPENSES                                              318,400             308,336            868,562           1,125,483
                                                     ---------------     ---------------    ---------------     ---------------
OPERATING LOSS                                            (157,926)           (153,462)          (454,295)           (660,211)
                                                     ---------------     ---------------    ---------------     ---------------
OTHER INCOME
Interest income                                                 974               3,284              5,798              18,692
                                                     ---------------     ---------------    ---------------     ---------------
TOTAL OTHER INCOME                                              974               3,284              5,798              18,692
                                                     ---------------     ---------------    ---------------     ---------------
NET LOSS                                                $ (156,952)         $ (150,178)        $ (448,497)         $ (641,519)
                                                     ===============     ===============    ===============     ===============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE:
TOTAL BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                            $    (0.01)         $    (0.01)        $    (0.04)         $    (0.05)
                                                     ===============     ===============    ===============     ===============
Basic and diluted weighted average common
     shares used to compute net loss per
     per share                                           12,413,209          12,413,209         12,413,209          12,413,209
                                                     ===============     ===============    ===============     ===============

                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    2005                2004
                                                             ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $  (448,497)        $  (641,519)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED (USED) BY OPERATING ACTIVITIES
Depreciation                                                          49,051              43,953
Amortization of loan financing costs                                       -             106,408
Stock-based compensation                                              17,050                   -
CHANGE IN OPERATING ASSETS AND LIABILITIES
(INCREASE) DECREASE IN
Receivables                                                           21,198           1,791,097
Inventories                                                         (74,547)            (43,477)
Prepaid expenses and other current assets                           (20,458)            (27,800)
INCREASE (DECREASE) IN
Accounts payable                                                      81,544           (464,051)
Accrued expenses                                                    (69,117)           (213,407)
                                                             ----------------    ----------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   (443,776)             551,204
                                                             ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                  (12,620)            (61,791)
                                                             ----------------    ----------------
NET CASH USED BY INVESTING ACTIVITIES                               (12,620)            (61,791)
                                                             ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                          230,500                   -
Principal payments on notes payable                                        -           (705,525)
                                                             ----------------    ----------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     230,500           (705,525)
                                                             ----------------    ----------------
NET DECREASE IN CASH                                               (225,896)           (216,112)
CASH - BEGINNING OF PERIOD                                           531,684             787,904
                                                             ----------------    ----------------
CASH - END OF PERIOD                                            $    305,788        $    571,792
                                                             ================    ================
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                     $          -        $     81,597
                                                             ================    ================


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

The Balance Sheet as of September 30, 2005, and the Statements of Operations for the three month and nine month periods ended September 30, 2005 and 2004 and Statements of Cash Flows for the nine month periods ended September 30, 2005 and 2004, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2005, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

The results of operations for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the operating results anticipated for the full year.

                             BIOLIFE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

B.         FINANCIAL CONDITION

At September 30, 2005, the Company had stockholders' equity of approximately $182,000 and a working capital surplus of approximately $294,000. To date, the Company has been unable to generate sufficient income from operations to meet its operating needs.

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

C.         INVENTORIES

Inventories   consisted   of  $143,281  of  finished   product  and  $25,585  of
manufacturing materials at September 30, 2005.

E.         EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income from continuing operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants. Potential issuable common shares were not included in the diluted earnings per share amounts for the three month and nine month periods ended September 30, 2005 and 2004 as their effect would have been anti-dilutive.

F.         AUTHORIZED SHARES

On 9/28/2005, the Stockholders approved an increase in the number of authorized shares from 25,000,000 to 100,000,000 and approved an increase in the number of shares reserved for issuance under the 1998 stock option plan from 4,000,000 to 10,000,000.

G.         STOCK OPTIONS

In accounting for stock options to employees, the Company follows the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, as opposed to the fair value method prescribed by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

During the quarter ended September 30, 2005, the Company granted options to employees and directors to purchase 2,660,000 shares of Common Stock for $.08 per share which was a price that was less than the fair market value ($.09) at the date of grant. Compensation expense of $17,050 is reflected in the Statement of Operations for the quarter ended September 30, 2005.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.40%, no dividend yield, 67% volatility, and expected lives of ten years.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                                               2005              2004                  2005              2004
Net Income (Loss) as reported                                $ (156,952)       $ (150,178)           $ (448,497)       $ (641,519)
Add: Stock-based compensation costs included
     in reported net loss                                        17,050                 -                17,050                 -
Less: Stock-based compensation costs under
     SFAS No. 123                                              (138,563)          (17,805)             (174,172)          (53,415)
                                                         ---------------- -----------------     ----------------- -----------------

     Pro forma net loss                                      $ (278,465)       $ (167,983)           $ (605,619)       $ (694,934)
                                                         ================ =================     ================= =================

Basic and diluted net loss per share as reported             $    (0.01)       $    (0.01)           $    (0.04)       $    (0.05)
                                                         ================ =================     ================= =================

     Pro forma                                               $    (0.02)       $    (0.01)           $    (0.05)       $    (0.06)
                                                         ================ =================     ================= =================

H.            ADJUSTMENT

During the quarter ended September 30, 2005, the Company determined that certain inventory had not been accounted for at June 30, 2005. This error caused net loss and loss per share to be overstated by $58,718 and $.01 for the three and six months ended June 30, 2005. The following represents the amounts as reported and as adjusted for the periods ended June 30, 2005:

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30, 2005           JUNE 30, 2005

Net loss as reported                   $    (187,483)         $     (350,260)
                                          ===========             ===========
Basic and diluted loss per share
  as reported                          $        (.02)         $         (.03)
                                          ===========             ===========

Net loss as adjusted                   $    (128,766)         $     (291,543)
                                          ===========             ===========
Basic and diluted loss per share
  as adjusted                          $        (.01)         $         (.02)
                                          ===========             ===========


The company has filed a form 10-QSB/A for the quarter ended June 30, 2005 to reflect this adjustment.

I.         RECLASSIFICATIONS

Certain amounts in the quarter and nine month period ended September 30, 2004 have been reclassified to conform to the September 2005 presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth elsewhere herein.

BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary, bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation and storage. The Company believes that the HypoThermosol(R), GelStor(TM) and CryoStor(TM) products it is selling today are a significant step forward in meeting these needs.

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

The Company currently markets its HypoThermosol(R), CryoStor(TM) and GelStor(TM) line of solutions to companies and labs engaged in pre-clinical research, and to academic institutions.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

REVENUE

Revenue for the quarter ended September 30, 2005 increased $5,601, or 4%, to $160,475, compared to $154,874 for the quarter ended September 30, 2004. The shift in focus toward product sales resulted in an 46% increase in product sales in the third quarter of 2005 as compared to the third quarter of 2004. While product sales rose, consulting revenue declined as a result of the scheduled completion of contracts with consulting clients. In addition, grant revenue declined as the Company shifted focus toward product sales from research and development activities. For the quarter ended September 30, 2005, the Company received management and facilities fees totaling $37,798, as compared to $55,259 for the quarter ended September 30, 2004, as a result of the research agreement between the Company and Cell Preservation Services, Inc. (CPSI), pursuant to which the Company receives facilities and management fees from CPSI in exchange for the use of BioLife facilities and management services in connection with the research performed on behalf of CPSI. CPSI is a company formed by Dr. John M. Baust, a former Biolife employee and the son of Dr. John G. Baust, President of BioLife.

Revenue for the nine month period ended September 30, 2005 decreased $51,005, or 11%, to $414,267, compared to $465,272 for the nine month period ended September 30, 2004. The shift in focus toward product sales resulted in a 38% increase in product sales for the nine month period ended September 30, 2005, compared to the nine month period ended September 30, 2004. While product sales rose, consulting revenue declined as a result of the scheduled completion of contracts with consulting clients. In addition, the shift in focus toward product sales resulted in a decline in grant revenue of $38,936 from the nine month period ended September 30, 2004. For the nine month period ended September 30, 2005, the Company received management and facilities fees totaling $102,474 as compared to $112,555 for the nine month period ended September 30, 2004, as a result of the research agreement between the Company and CPSI.

COST OF PRODUCT SALES

For the quarter ended September 30, 2005, the cost of product sales was $50,326 as compared to $40,523 for the quarter ended September 30, 2004. For the nine month period ended September 30, 2005, the cost of product sales was $134,651 as compared to $121,739 for the nine month period ending September 30, 2004. This increase was primarily due to an increase in product sales volume as well as increases in labor and raw materials expenditures necessary for fulfillment of the VWR agreement including new labeling requirements and new packaging requirements.

RESEARCH AND DEVELOPMENT

Expenses relating to research and development for the quarter ended September 30, 2005 declined $30,425, or 83%, from the previous quarter ended September 30, 2004. This decrease in research and development costs was due to the shift of grant related research activities to CPSI pursuant to the research agreement. Three former employees of BioLife became CPSI employees to perform grant related research and development work. In addition, depreciation and facilities expenses were recorded as General and Administrative expenses in 2005, rather than Research and Development expenses, as the Company's focus shifted away from research and development to product sales.

Expenses relating to research and development for the nine month period ended September 30, 2005 declined $81,079 or 81% from the previous nine month period ended September 30, 2004. This decrease in research and development costs was in large part due to the shift of grant related research activities to CPSI pursuant to the research agreement. Three former employees of BioLife became CPSI employees to perform grant related research and development work. In addition, depreciation and facilities expenses were recorded as General and Administrative expenses in 2005, rather than Research and Development expenses, as the Company's focus shifted away from research and development to product sales.

SALES AND MARKETING

For the quarter ended September 30, 2005, sales and marketing expenses decreased $26,225, or 45%, to $31,436, compared to $57,661 for the quarter ended September 30, 2004. The decrease in sales and marketing expense was due primarily to the resignation of Alan Rich, Vice President of Sales, on January 31, 2005. In addition, the Company hired a Marketing Manager on June 13, 2005.

For the nine month period ended September 30, 2005, sales and marketing expenses decreased $151,649, or 70%, to $65,234, compared to $216,883 for the nine month period ended September 30, 2004. The decrease in sales and marketing expense was due primarily to the resignation of Alan Rich, Vice President of Sales, on January 31, 2005. In addition to the reduction in salaries and insurance expenses, trade show attendance fees, advertising, and sales related travel expenses were reduced.

GENERAL AND ADMINISTRATIVE EXPENSE

For the quarter ended September 30, 2005, general and administrative expense increased $56,911, or 33%, to $230,208, compared to $173,297 for the quarter ended September 30, 2004. Facilities expenses for the quarter ended September 30, 2005 totaled $23,659. There were no facilities expenses recorded as General and Administrative expenses for the quarter ended September 30, 2004 as facilities expenses were recorded as Research and Development expenses. Similarly, depreciation totaled $6,207 for the quarter ended September

30, 2005, while depreciation was recorded as Research and Development expenses for the quarter ended September 30, 2004. In addition, the Company incurred additional production and legal fees related to the printing, mailing, and tracking of the Proxy solicitation and annual report for the shareholder meeting held September 28, 2005

For the nine month period ended September 30, 2005, general and administrative expense decreased $37,105, or 5% to $649,362, compared to $686,467 for the nine month period ended September 30, 2004. This decrease was due in large part to amortization of previously capitalized loan financing costs of $106,408 associated with note obligations that were paid during the first quarter of 2004. Legal fees totaled $48,448 for the nine month period ending September 30, 2005, as compared to $100,379 for the nine month period ending September 30, 2004. These additional legal fees incurred in 2004 were related to the Endocare lawsuit. There were several items that partially offset the additional legal fees and amortization expense incurred in the third quarter of 2004. The Company was able to negotiate and write off $57,844 in liabilities during the first quarter of 2004. In addition, the Company incurred additional production and legal fees related to the printing, mailing, and tracking of the Proxy solicitation and annual report for the shareholder meeting dated September 28, 2005. There were no facilities expenses recorded as General and Administrative expenses for the nine months ended September 30, 2004 as facilities expenses were recorded as Research and Development expenses during that period.
Similarly, depreciation totaled $18,895 for the quarter ended September 30, 2005, while depreciation was recorded as Research and Development expenses for the quarter ended September 30, 2004.

OPERATING EXPENSES AND NET INCOME

For the quarter ended September 30, 2005, operating expenses increased $10,065, or 3%, to $318,401, compared to $308,336 for the quarter ended September 30, 2004. The Company reported a net loss of $(156,952) for the quarter ended September 30, 2005, compared to a net loss of ($150,178) for the quarter ended September 30, 2004.

For the nine month period ended September 30, 2005, operating expenses decreased $256,921, or 23%, to $868,562, compared to $1,125,483 for the nine month period ended September 30, 2004. The Company reported a net loss of $(448,497) for the nine month period ended September 30, 2005, compared to a net loss of ($641,519) for the nine month period ended September 30, 2004.

CASH AND CASH EQUIVALENTS

At September 30, 2005, the Company had cash and cash equivalents of $305,788, compared to cash and cash equivalents of $571,792 at September 30, 2004. At September 30, 2005, the Company had a working capital surplus of $319,441, compared to a working capital surplus of $573,765 at September 30, 2004. The decrease in the Company's cash and working capital position compared to September 30, 2004 was due to the inability of the Company to generate sufficient income from operations to meet its operating needs. In addition, the Company made capital improvements and expenditures to support product sales growth. In addition, the Company secured a loan from Tioga County LDC in the amount of $230,500 to support its working capital needs and enhance production capabilities to support the distribution agreement with VWR International.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of 2005, the Company generated $122,676 in product sales, the highest product sales quarter since inception. This represents a 21% increase over the previous high product sales quarter (second quarter of 2005) of $101,754. While the increasing product sales appear promising, the Company has been unable to support its operations solely from revenue generated from product sales. In February 2004, the Company collected $1.88 million from its lawsuit settlement with Endocare. This settlement has provided the necessary cash flow to support operating activities to date.

In September 2005, the Company secured a loan from the Tioga County LDC in the amount of $230,500 to support its working capital needs and enhance production capabilities to support the distribution agreement with

VWR International. The loan is a 7 year note with an annual interest rate of 5% requiring monthly payments of $3,258.

During the nine month period ended September 30, 2005, net cash used by operating activities was $443,776 as compared to net cash provided by operating activities of $551,204 for the nine month period ended September 30, 2004. The net cash provided from operating activities for the nine month period ending September 30, 2004 resulted primarily from the collection of the Endocare settlement and was partially offset by the reduction in accounts payable, loans payable, accrued expenses, and accrued salaries.

Net cash used in investing activities totaled $12,620 for the nine month period ended September 30, 2005 as the Company purchased new equipment and made leasehold improvements to support the manufacturing facility and product sales.

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

In January 2004, BioLife signed a 3 year lease with Field Afar Properties, LLC, whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month. Renovation of the new facility was completed in April 2004. The Company's Chief Executive Officer and family members are the members of Field Afar Properties, LLC.

ITEM 3.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic Securities Exchange Act of 1934 ("Exchange Act") reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

At the end of the period  covered by this Quarterly  Report on Form 10-QSB,  the
Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures are not effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings and ensure that the information required to be disclosed by the Company in the report it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms.

During the period covered by this report, the Company uncovered a deficiency in its internal control over financial reporting regarding the counting of physical inventory which if left uncorrected could result in a material control weakness. Specifically, the Company discovered that there were finished goods lots that were not counted during the physical inventory count at the end of the second quarter of 2005. As a result thereof, the Company adopted new internal control procedures with respect to physical inventory counts for raw materials, goods in progress, and finished goods and has amended its form 10-QSB filing for the second quarter of 2005. To prevent this from happening in the future, the Company adopted new internal control procedures for obtaining physical inventory counts for raw materials, goods in progress, and finished goods. Other than as described herein, there were no significant changes in the Company's internal control over financial reporting during the quarterly period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                     31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                     32.1*     Certification  of  Periodic  Report  pursuant  to
                               Section 906 of the Sarbanes-Oxley Act of 2002. 18 U.S.C. Section 1350



            (b) Reports on Form 8-K, filed in the quarter ended June 30, 2005. Agreement dated May 12, 2005, between May 17, 2005, regarding a material agreement between the Company and VWR International, Inc.

                 * Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Biolife Solutions, Inc.
                                     -----------------------
                                            (Registrant)





Date:  November 14, 2005             By:  /s/ JOHN G. BAUST
                                         -------------------------------------
                                         John G. Baust, PhD
                                         President and Chief Executive Officer
                                         (Principal Accounting Officer )