Form 10QSB/A
period 2005-06-30
BIOLIFE SOLUTIONS INC
filed 2005-11-15
CIK 834365

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

Subsequent to the end of the period covered by this report, the Company uncovered a deficiency in its internal control over financial reporting regarding the counting of physical inventory which if left uncorrected could result in a material control weakness. Specifically, the Company discovered that there were finished good lots that were not counted during the physical inventory count at the end of the period covered by this report. This had the affect of understating inventory and overstating the loss for the period covered by this report. As a result thereof, the Company adopted new internal control procedures with respect to physical inventory counts for raw materials, goods in progress and finished goods and has remitted this report to correct the error.

BIOLIFE SOLUTIONS, INC.

                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2005

                                      INDEX

                                                                           Page
                                                                            No.

Part I. Financial Information
         Item 1. Financial Statements:
              Unaudited Balance Sheet at June 30, 2005...................    2
              Unaudited Statements of Operations for the three and
                six month periods ended June 30, 2005 and
                June 30, 2004............................................    3
              Unaudited Statements of Cash Flows for the three and
                six month periods ended June 30, 2005 and
                June 30, 2004............................................    4
              Notes to Financial Statements..............................   5-7
         Item 2. Management's Discussion and Analysis....................   8-11
         Item 3. Controls and Procedures.................................    12

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K........................  13-14
         Signatures......................................................    14
         Certifications..................................................    15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                             BIOLIFE SOLUTIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                   JUNE 30,
                                                                     2005
                                                                   RESTATED
                                                                ---------------
ASSETS
CURRENT ASSETS

Cash and cash equivalents                                       $      189,391
Receivables                                                             40,763
Inventories                                                            156,146
Prepaid expenses and other current assets                               24,992
                                                                ---------------
TOTAL CURRENT ASSETS                                                   411,292
                                                                ---------------
PROPERTY AND EQUIPMENT

Leasehold improvements                                                  45,783
Furniture and computer equipment                                        39,760
Manufacturing and other equipment                                      213,196
                                                                ---------------
TOTAL                                                                  298,739
Less:  Accumulated depreciation and amortization                     (189,183)
                                                                ---------------
NET PROPERTY AND EQUIPMENT                                             109,556
                                                                ---------------
TOTAL ASSETS                                                    $      520,848
                                                                ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable                                                $      138,517

Accrued expenses                                                        60,913
                                                                ---------------
TOTAL CURRENT LIABILITIES                                              199,430
                                                                ---------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

Series F convertible preferred stock, $.001 par value; 12,000
     shares authorized, 12,000 shares issued and outstanding                12
Series G convertible preferred stock, $.001 par value; 80
     shares authorized, 55 shares issued and outstanding                     1
Common stock, $0.001 par value, 25,000,000 shares
     authorized, 12,413,209 shares issued and outstanding               12,413
Additional paid-in capital                                          40,663,172
Accumulated deficit                                                (40,354,180)
                                                                ---------------
TOTAL STOCKHOLDERS' EQUITY                                             321,418
                                                                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $      520,848
                                                                ===============


                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
                                                   2005 RESTATED         2004               2005 RESTATED             2004
                                                 ------------------------------------    ----------------------------------------
REVENUE
Grant revenue                                    $              -     $      $11,650      $              -        $      $38,936
Facilities fee - related party                             20,863             22,179                41,725                36,965
Management fee - related party                             11,475             12,198                22,950                20,331
Seminar Fees                                                    -              1,075                     -                 1,075
Consulting revenue                                              -             13,000                     -                72,000
Product sales                                             101,754             86,145               189,117               141,091
                                                 -----------------    ---------------     -----------------       ---------------
TOTAL REVENUE                                             134,092            146,247               253,792               310,398
                                                 -----------------    ---------------     -----------------       ---------------

OPERATING EXPENSES

Research and development                                    1,553             57,005                12,884                63,539
Sales and marketing                                         9,742             87,823                33,798               159,222
Product sales                                              36,212             38,266                84,325                81,216
General and administrative                                217,393            200,732               419,152               513,170
                                                 -----------------    ---------------     -----------------       ---------------
TOTAL EXPENSES                                            264,900            383,826               550,159               817,147
                                                 -----------------    ---------------     -----------------       ---------------
OPERATING LOSS                                           (130,808)          (237,579)             (296,367)             (506,749)
                                                 -----------------    ---------------     -----------------       ---------------
OTHER INCOME (EXPENSE)

Interest income                                             2,042              4,085                 4,824                15,408
                                                 -----------------    ---------------     -----------------       ---------------
TOTAL OTHER INCOME (EXPENSE)                                2,042              4,085                 4,824                15,408
                                                 -----------------    ---------------     -----------------       ---------------
LOSS BEFORE BENEFIT FOR TAXES                            (128,766)          (233,494)             (291,543)             (491,341)
(BENEFIT) PROVISION FOR INCOME TAXES                            -                  -                     -                     -
                                                 -----------------    ---------------     -----------------       ---------------
NET LOSS                                         $       (128,766)    $     (233,494)     $       (291,543)       $     (491,341)
                                                 =================    ===============     =================       ===============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE:
TOTAL BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                     $          (0.01)    $        (0.02)     $          (0.02)       $        (0.04)
                                                 =================    ===============     =================       ===============
Basic and diluted weighted average common
     shares used to compute net loss per
     per share                                         12,413,209         12,413,209            12,413,209            12,413,209
                                                 =================    ===============     =================       ===============


                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                       2005 RESTATED             2004
                                                     ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $ (291,543)       $    (491,341)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED(USED) BY OPERATING ACTIVITIES
Depreciation                                                 32,069               27,574
Amortization of loan financing costs                              -              106,408
CHANGE IN OPERATING NET ASSETS AND LIABILITIES
(INCREASE) DECREASE IN
Accounts receivable                                          34,574            1,801,454
Inventories                                                 (61,826)             (35,578)
Prepaid and other current assets                            (22,067)             (27,800)
INCREASE (DECREASE) IN
Accounts payable                                              53,481            (447,425)
Accrued expenses                                             (1,320)             (73,074)
Accrued salaries                                            (73,039)            (156,461)
                                                     ----------------    -----------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           (329,671)             703,757
                                                     ----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                          (12,622)             (61,793)
                                                     ----------------    -----------------
NET CASH USED BY INVESTING ACTIVITIES                       (12,622)             (61,793)
                                                     ----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable                               -             (705,525)
                                                     ----------------    -----------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  -             (705,525)
                                                     ----------------    -----------------
NET DECREASE IN CASH                                       (342,293)
                                                                                 (63,561)
CASH - BEGINNING OF PERIOD                                  531,684              787,905
                                                     ----------------    -----------------
CASH - END OF PERIOD                                     $  189,391         $    724,344
                                                     ================    =================

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


B. FINANCIAL CONDITION

At June 30, 2005, the Company had stockholders' equity of approximately $321,000 and a working capital surplus of approximately $212,000. To date, the Company has been unable to generate sufficient income from operations to meet its operating needs.

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

C. INVENTORIES

Inventories consist of $118,470 of finished product and $37,676 of manufacturing materials at June 30, 2005.

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

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                              2005 RESTATED       2004          2005 RESTATED       2004
Net Income (Loss) as reported                                  $ (128,766)    $  (233,494)      $ (291,543)      $ (491,341)
Compensation expense based on fair value,
     net of related tax effects                                   (17,805)        (17,805)         (35,610)         (35,610)
                                                             -------------- ---------------    -------------- ---------------

     Pro forma net loss                                        $ (146,571)    $  (251,299)      $ (327,153)      $ (526,951)
                                                             ============== ===============    ============== ===============

Basic and diluted net loss per share as reported               $    (0.01)    $     (0.02)      $    (0.02)      $    (0.04)
                                                             ============== ===============    ============== ===============

     Pro forma                                                 $    (0.01)    $     (0.02)      $    (0.03)      $    (0.04)
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

The Company's line of preservation solutions is composed of complex synthetic, aqueous solutions containing, in part, minerals and other elements found in human blood, which are necessary to maintain fluids and chemical balances throughout the body at near freezing temperatures. The solutions preserve cells and tissue in low temperature environments for extended periods after removal of the cells through minimally invasive biopsy or surgical extraction, as well as in shipping the propagated material for the application of cell or gene therapy or tissue engineering. BioLife has entered into research agreements with several emerging biotechnology companies engaged in the research and commercialization of cell and gene therapy technology and has received several government research grants in partnership with academic institutions to conduct basic research, which research could lead to further commercialization of technology to preserve human cells, tissues and organs.

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

COST OF PRODUCT SALES

For the quarter ended June 30, 2005, the cost of product sales was $36,212 as compared to $38,266 for the quarter ended June 30, 2004. For the six month period ended June 30, 2005, the cost of product sales was $84,325 as compared to $81,216 for the six month period ending June 30, 2004. This increase was primarily due to an increase product sales volume as well as increases in labor and raw materials expenditures necessary for fulfillment of the VWR agreement including new labeling requirements and new packaging requirements.

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

OPERATING EXPENSES AND NET INCOME

For the quarter ended June 30, 2005, operating expenses decreased $118,926, or 31%, to $264,900, compared to $383,826 for the quarter ended June 30, 2004. The Company reported a net loss of $(128,766) for the quarter ended June 30, 2005, compared to a net loss of ($233,494) for the quarter ended June 30, 2004.

For the six month period ended June 30, 2005, operating expenses decreased $266,988, or 33%, to $550,159, compared to $817,147 for the six month period ended June 30, 2004. The Company reported a net loss of $(291,543) for the six month period ended June 30, 2005, compared to a net loss of ($491,341) for the six month period ended June 30, 2004.

CASH AND CASH EQUIVALENTS

At June 30, 2005, the Company had cash and cash equivalents of $189,391, compared to cash and cash equivalents of $724,344 at June 30, 2004. At June 30, 2005, the Company had a working capital surplus of $211,862, compared to a working capital surplus of $707,564 at June 30, 2004. The decrease in the Company's cash and working capital position compared to June 30, 2004 was due to the inability of the Company to generate sufficient income from operations to meet its operating needs. In addition, the Company made capital improvements and expenditures to support product sales growth.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic Securities Exchange Act of 1934 ("Exchange Act") reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Subsequent to the end of the period covered by this report, the Company uncovered a deficiency in its internal control over financial reporting regarding the counting of physical inventory which if left uncorrected could result in a material control weakness. Specifically, the Company discovered that there were finished goods lots that were not counted during the physical inventory count at the end of the second quarter of 2005. As a result thereof, the Company adopted new internal control procedures with respect to physical inventory counts for raw materials, goods in progress, and finished goods and has amended its form 10-QSB filing for the second quarter of 2005. To prevent this from happening in the future, the Company adopted new internal control procedures for obtaining physical inventory counts for raw materials, goods in progress, and finished goods. Other than as described herein, there were no significant changes in the Company's internal control over financial reporting during the quarterly period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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