Form 10KSB
period 2005-12-31
BIOLIFE SOLUTIONS INC
filed 2006-04-14
CIK 834365

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

------------------------------------------------------------------------------

                                   FORM 10-KSB
(MARK ONE)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2005
                                         -----------------

                                       OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                         Commission file number 0-18170
                                                -------

                         -------------------------------
                             BIOLIFE SOLUTIONS, INC.
                 ( Name of Small Business Issuer in its Charter)

           DELAWARE                                                  94-3076866
           --------                                                  ----------
     (State of Incorporation)               (IRS Employer Identification Number)

       171 FRONT STREET, OWEGO, NY                                      13827
-----------------------------------------                               -----
(Address of principal executive offices)                             (Zip Code)

------------------------------------------------------------------------------
          Issuer telephone number, including area code: (607) 687-4487
                                                        --------------

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

         Check whether the issuer is not required to file reports pursuant to
         Section 13 or 15(d) of the Exchange Act. [ ]
         NOTE - CHECKING THE BOX ABOVE WILL NOT RELIEVE ANY REGISTRANT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FROM THEIR OBLIGATIONS UNDER THOSE SECTIONS.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12G-2 of the Exchange Act). Yes |_| No _X_

         Issuer's revenues for the fiscal year ended December 31, 2005 were $614,718.

         As of March 30, 2006, the aggregate market value of voting stock held by nonaffiliates was $993,056.

         As of March 30, 2006, there were 12,413,209 shares of Common Stock (par value $.001 per share) outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

    Transitional Small Business Disclosure Format (check one). Yes |_| No _X_

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


TECHNOLOGICAL OVERVIEW

Time management is a crucial aspect of many facets of clinical practice and, increasingly, cell and gene therapy. Modern therapies must be accomplished under time constraints if they are to be effective. This problem becomes especially critical in the field of cell and tissue therapy, where harvested cell culture and tissue, if maintained at body temperature (98.6(degree)F/37(degree)C), will lose viability over time. To slow the "metabolic engine" of the harvested cell and tissue, chilling is required. However, chilling is of mixed benefit. Although cooling successfully reduces metabolism (i.e., lowers demand for oxygen), chilling, or hypothermia, is also damaging to cells. To solve this problem, transplant surgeons, for example, will flush the donor tissue with a cold solution designed to provide short-term preservation support after removal of the organ from the donor and during transportation. Clinicians engaged in cell and gene therapy will also attempt to maintain the original and derived cellular material in a cold solution before and after application of the specific cell or gene therapy technique, and during necessary transportation. Support solutions range from simple "balanced salt" (electrolyte) formulations to complex mixtures of electrolytes, energy substrates such as sugars, acid buffers, osmolytes and antibiotics. Clinically, there is not a great deal of protective difference between these various solutions and few offer long-term protection. Often, the basis for selection of a "preservation solution" is a matter of local preference rooted primarily in a hospital's traditional source of supply.

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

CRYOSTOR(TM) CRYOPRESERVATION MEDIA

Based on BioLife's proprietary HypoThermosol(R) technology, CryoStor(TM) is a family of cell-specific, optimized cryopreservation media designed for frozen storage (temperature of -196(degree)C) of cells and tissues. Its purpose is to extend the cryopreservation window for gene and cell therapy and tissue engineering. CryoStor(TM) is uniquely formulated to address the molecular-biological aspects of cells during the preservation process thereby directly reducing the level of Cryopreservation-Induced Delayed-Onset Cell Death.

CryoStor(TM) CS5
CryoStor(TM) CS5 is BioLife's base cryopreservation solution which is designed to incorporate the principles which led to the successful development of the HypoThermosol(R) series with the incorporation of agents to modulate the physical damaging effects associated with ice formation and cellular freezing such as dimethyl sulfoxide ("DMSO"). As a result of solution design, utilization of the CryoStor(TM) platform facilitates substantially improved post-thaw cell survival and allows for the maintenance of this enhanced recovery with substantially reduced levels of cryoprotective agents such as DMSO.

CryoStor(TM) CS10
CryoStor(TM) CS10, a member of the CryoStor(TM) Series of solutions, addresses the molecular-biological properties of systems undergoing preservation processes. CryoStor(TM) CS-10 contains increased concentrations of cryoprotective agents (10% DMSO).

CryoStor(TM) DLite
CryoStor(TM) DLite, a member of the CryoStor(TM) Series of solutions, addresses the molecular-biological properties of systems undergoing preservation processes. CryoStor(TM) DLite has been further formulated to provide reduced concentrations of cryoprotective agents (2% DMSO), for use in applications where a reduction in the levels of DMSO is preferred.

CryoStor(TM) CS AI
CryoStor(TM) CS AI is the next generation of cryopreservation solutions developed by the Company and is designed around the base CryoStor(TM) platform with the added inclusion of specific components which directly modulate the molecular response of the cells to the preservation process. Specifically, CryoStor(TM) CS AI is designed to modulate the initiation of the induction of apoptosis through direct inhibition of the progression of the apoptotic process.

CP Rescue
The CP Rescue platform represents a solution technology developed as a post-cryopreservation cellular salvage medium and is designed to improve cell recovery following cryopreservation of the cells under sub optimal preservation regimes where the CryoStor(TM) series of preservation solutions were not utilized. This solution is designed to modulate the post-preservation activation and progression of cellular death pathways, such as apoptosis and necrosis, during the initial cell recovery interval, and thereby reduce the extent of cryopreservation-induced cell death.

GELSTOR SOLID STORAGE SOLUTION

To provide the field of cell therapy and regenerative medicine with the ability to preserve and maintain consistency of cell and genetic material for extended periods, BioLife has developed GelStor and GelStor FRS to support the long distance shipping of biological material in the 40(degree)C to 20(degree)C range. Based on BioLife's proprietary HypoThermosol(R) technology, GelStor has been developed specifically to address the need to transport sensitive cell and tissue material and to serve as a critical adjunct in cell therapy and tissue engineering medicine.

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

The Company currently markets its HypoThermosol(R) and CryoStor(TM) products directly to companies and labs engaged in pre-clinical research, and to academic institutions. At this time, CP Rescue, GelStor, and GelStor-FRS are not being manufactured or marketed but may be marketed in the future.


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

In 2004, the Company elected to discontinue engaging directly in the SBIR program. Accordingly, based upon numerous discussions with the Small Business Administration and a review of applicable SBIR rules and regulations, the Company entered into a research agreement with Cell Preservation Services, Inc. ("CPSI") to outsource to CPSI all BioLife research currently funded through SBIR grants. CPSI is owned by Dr. John M. Baust, a recognized expert in cell preservation, a former employee of BioLife and the son of John G. Baust, the CEO of BioLife. Robert Van Buskirk, formerly Vice President, Business Development of BioLife and the person primarily responsible for processing applications for SBIR grants for BioLife, also has left the employ of BioLife and joined CPSI. The research agreement, which was negotiated on an arms length basis and designed to comply with the rules and regulations applicable to the performance of research with respect to SBIR grants, established a format pursuant to which CPSI would (a) take over the processing of the then existing applications for SBIR grants applied for by BioLife ("Current Projects"), (b) apply for additional SBIR grants for future research projects related to BioLife's core products ("Future Projects"), (c) perform a substantial portion of the principal work to be done, in terms of (i) time spent, and (ii) research, in connection with Current Projects and Future Projects (the "Research"), and (d) utilize BioLife personnel as consultants with respect to the Research. In conjunction therewith, BioLife has granted to CPSI a non-exclusive, royalty free license (with no right to sublicense) to use BioLife's technology solely for the purpose of conducting the Research in connection with the Current Projects and Future Projects. Pursuant to the research agreement, (x) BioLife will, among other things, provide CPSI with (i) suitable facilities in which to conduct the Research, including basic research equipment and office equipment ("Facilities"), and (ii) management services ("Management Services"), and (y) CPSI will (i) accept assignment of Current Projects, (ii) be responsible for conducting the Research with respect to Current Projects and Future Projects,
(iii) as mutually agreed to by the parties and within the confines of the rules and regulations applicable to the performance of the Research with respect to SBIR grants, utilize BioLife's personnel as consultants, (iv) provide suitable experienced personnel, including, without limitation, a principal investigator/program director, to conduct the Research, (v) comply with all federal laws, rules and regulations applicable to SBIR grants and file all necessary forms and reports with the federal agency awarding the SBIR grants, and (vi) utilize the Facilities and Management Services and pay BioLife fees with respect thereto. BioLife is to own all right, title and interest in and to any technology, inventions, designs, ideas, and the like (whether or not patentable) that emanates from the Current Projects and Future Projects related to BioLife's core products and technology.

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


MANUFACTURING

BioLife is a FDA registered Class2 Medical Device manufacturer. BioLife's HypoThermosol(R) line of preservation solutions currently are manufactured in-house at its new facility in accordance with the Company's patented and proprietary formulas. In February 2003, the Company entered into a two-year, non-exclusive manufacturing agreement with a contract manufacturer. BioLife last ordered solutions from such manufacturer in March 2003. There are multiple sources available from which the Company can have HypoThermosol(R) manufactured.


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

In February 2003, the Company filed a patent application (Serial No. 10/372,379) entitled "Method and Use of Protein Microarray Technology and Proteomic Analysis to Determine Efficacy of Human and Xenographic Cell, Tissue and Organ Transplant" which contains claims related to systems, tools, and methods for assessing the success of the transplant of a cell, tissue, or organ before and after transplant. This patent will be jointly assigned to the Research Foundation of the State of New York.

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

         o     CryoStor(TM)

         o     GelStor(TM)

         o     BioPak(TM)

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

BioLife faces competition in the markets for its line of CryoStor(TM) preservation solutions from several much larger companies, including Invitrogen, Cambrex, and Sigma, which market alternative cryopreservation media for cell culture applications.

The Company expects competition to intensify with respect to the areas in which it is involved as technical advances are made and become more widely known.


EMPLOYEES

The Company's business is highly dependent upon its ability to attract and retain qualified scientific, technical and management personnel. BioLife had six full-time employees and four research and development contractors at December 31, 2005. The Company is not a party to any collective bargaining agreements.

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

ITEM 2. DESCRIPTION OF PROPERTY

Rental expense for all of the Company's facilities for the year ended December 31, 2005 totaled approximately $74,000.

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

                                                          Price Range
                                                          -----------
                                                  High                    Low
                                                  ----                    ---
         Quarter Ended:
         --------------

              March 31, 2004                     $0.24                  $0.08
              June 30, 2004                      $0.23                  $0.14
              September 30, 2004                 $0.19                  $0.13
              December 31, 2004                  $0.14                  $0.07

              March 31, 2005                     $0.15                  $0.06
              June 30, 2005                      $0.25                  $0.07
              September 30, 2005                 $0.21                  $0.09
              December 31, 2005                  $0.16                  $0.09

HOLDERS

As of December 31, 2005, there were 812 holders of record of the Common Stock.

DIVIDEND HISTORY AND POLICY

The Company has never paid cash dividends on its Common Stock and does not anticipate that any cash dividends will be paid for the foreseeable future.


PRIVATE PLACEMENTS

In March 2002, the Company borrowed $250,000, represented by a 12-month promissory note agreement. The principal balance on this promissory note accrued interest at the rate of 10% per annum. In connection with the promissory note, the Company issued warrants to purchase one million shares of the Company's common stock at $0.25 per share. The payment of this note was extended in March 2003 for an additional 12 months and the warrants associated with the note have been repriced at $0.08 per share. All principal and interest payable on this note was paid in March 2004.

In March 2003, the Company borrowed $100,000, represented by a 12-month promissory note agreement. The principal balance on this promissory note accrued interest at the rate of 10% per annum. In connection with the promissory note, the Company issued warrants to purchase 500,000 shares of the Company's common stock at $0.08 per share. All principal and interest payable on this note was paid in March 2004.

In May 2003, the Company borrowed $300,000, represented by three (3) 12-month promissory note agreements. The principal balances on these promissory notes accrued interest at the rate of 10% per annum. In connection with the promissory notes, the Company issued warrants to purchase 1,500,000 shares of the Company's common stock at $0.08 per share. All principal and interest payable on these notes was paid in March 2004.

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


                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities
                                                                                             available for future
                                Number of securities to be    Weighted average exercise      issuance under equity
                                  issued upon exercise of       price of outstanding          compensation plans
                                   outstanding options,        options, warrants and        (excluding securities
Plan Category                       warrants and rights                rights               reflected in column (a)
-------------                       -------------------                ------               -----------------------
                                            (a)                          (b)                          (c)
Equity compensation plan
approved by shareholders                32,832,858                      $0.22                      4,449,000


See Item 7, Footnote 7 of the financial statements for a description of equity compensation plans.

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth elsewhere herein. The discussion of the results from operations includes only the Company's continuing operations.

BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary, bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation and storage. The Company believes that HypoThermosol(R), GelStor and CryoStor(TM) products are a significant step forward in meeting these needs.

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

The Company currently markets its solutions to companies and labs engaged in pre-clinical research, and to academic institutions.


LIQUIDITY AND CAPITAL RESOURCES


During 2005, our third full year of solution product sales, we financed our operations from the proceeds received in 2004 from the settlement with Endocare, proceeds received in 2005 from the Tioga County LDC loan, as well as from product sales, and management and facilities fees earned.

At December 31, 2005, the Company had cash and cash equivalents of $185,095, compared to cash and cash equivalents of $531,684 at December 31, 2004, primarily as a result of the continuation of negative cash flows from operations. At December 31, 2005, the Company had a working capital surplus of $173,704, compared to a working capital surplus $483,955 at December 31, 2004.

During the year ended December 31, 2005, net cash used by operating activities was $(576,333) as compared to net cash provided by operating activities of $514,104 for the year ended December 31, 2004. This was due in large part from receipt in 2004 of the legal settlement of $1,871,945.

Net cash provided by investing activities totaled $3,817 during the year ended December 31, 2005 which resulted from the sale of old property and equipment and the purchase of property and equipment to support the new manufacturing facility in the amount of $15,108. Net cash used by investing activities totaled $(65,800) during the year ended December 31, 2004 resulting from purchase of property and equipment during the year.

Net cash provided by financing activities totaled $225,927 for the year ended December 31, 2005 resulting from proceeds from the Tioga County LDC loan totaling $230,500 and principal payments on the loan totaling $4,573. Net cash used by financing activities totaled $(705,524) for the year ended December 31, 2004, which resulted from principal payments on notes payable during 2004.

During 2005, the Company experienced a growth in product sales of 41% from 2004. In addition, the Company experienced continued product sales growth, quarter by quarter, during 2005, with each quarterly product sales surpassing the previous year's (2004) quarterly product sales. Although a promising trend, the Company was not able to support its operating activities through sales of its products or contracted revenue sources. As a result, operations were funded primarily with proceeds ($1,877,474) from the settlement of the Endocare lawsuit in February 2004, as well as proceeds from the Tioga County LDC loan . The Company maintains no line of credit or bank notes.

On May 12, 2005, the Company signed an Exclusive Private Labeling and Distribution Agreement with VWR International, Inc., a global leader in the distribution of scientific supplies, pursuant to which the Company will manufacture its HypoThermosol(R) and CryoStor(TM) product lines under the VWR label for sale to non-clinical customers via the 1,400 person VWR worldwide sales force. The Company maintains the right to sell its products to non-clinical customers under its own label. To maintain exclusivity, sales to VWR must equal $375,000 in Year 1, $1,000,000 in Year 2, $1,500,000 in Year 3,
$2,000,000 in Year 4, and $2,500,000 in Year 5.

The Company may need to raise additional funds through additional financings, including private or public equity and/or debt offerings and collaborative research and development arrangements with corporate partners if our revenues are insufficient to meet our operating needs. Our future capital requirements will depend on many factors, including the ability to market and sell our product line, research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the maintenance of our manufacturing facility, the maintenance of sales and marketing capabilities, and the establishment of collaborative relationships with other parties.

In March 2006, in order to secure much needed capital, the Board of Directors approved a plan to raise additional capital from the holders of its outstanding warrants and stock options in order to a) prevent further dilution by the issuance of additional securities to outsiders, and (b) to restructure the capitalization of the Company. Through April 12, 2006, the Company was able to raise $773,180 through (a) the exercise of warrants to purchase 20,438,783 shares of the Company's Common Stock at $0.04, and (b) the exercise of stock options to purchase 2,477,000 shares of the Company's Common Stock at $0.04. Under the terms of the plan, the Company offered to:

1. the holders of the Company's (a) 12,000 shares of Series F Preferred Stock, convertible into 4,800,000 shares of the Company's Common Stock, and (b) the 6,000 Series F Warrants to purchase 2,400,000 shares of the Company's Common Stock at $.375 per share purchased in conjunction with the Series F Pfd. Stock, the right to exercise the Series F Warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (same number of shares at a lower price), provided that (a) simultaneously with the exercise of such right, the holder converts his shares of Series F Pfd. Stock into shares of the Company's Common Stock, and (b) the conversion of the Series F Pfd. Stock and exercise of the Series F Warrants take place on or before March 31, 2006 (which date was extended to April 14, 2006) ;

2. the holders of the Company's 55.125 shares of Series G Pfd. Stock, which Series G Pfd. Stock is convertible into 17,226,563 shares of the Company's Common Stock, and (b) the 55.125 Series G Warrants to purchase 17,226,563 of the Company's Common Stock at $.08 per share purchased in conjunction with the Series G. Pfd. Stock, the right to exercise the Series G Warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (same number of shares at a lower price), provided that (a) simultaneously with the exercise of such right, they convert their shares of Series G Pfd. Stock into shares of the Company's Common Stock, and (b) the conversion of the Series G Pfd. Stock and exercise of the Series G Warrants take place on or before March 31, 2006 (which date was extended to April 14, 2006);

3. the holders of all exercisable Stock Options to purchase shares of the Company's Common Stock (an aggregate of 3,511,000 shares of the Company's Common Stock) at prices ranging from $.08-$2.50 per share, the right to exercise such Stock Options and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (the same number of shares at a lower exercise price), provided that the exercise of such stock options takes place on or before March 31, 2006 (which date was extended to April 14, 2006); and

4. the holders of all Warrants to purchase shares of the Company's Common Stock (an aggregate of 7,640,295 shares of the Company's Common Stock) at prices ranging from $.08-$41.25 per share, the right to exercise such warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (the same number of shares at a lower price), provided the exercise of the warrants takes place on or before March 31, 2006 (which date was extended to April 14, 2006).

The offering was conditioned upon all shares of the Company's Series F Preferred Stock and Series G Preferred Stock converting into Common Stock of the Company. As a result, 12,000 shares of the Company's Series F Preferred Stock were converted to 4,800,000 shares of Common Stock and 55.125 shares of the Company's Series G Preferred Shares were converted to 17,226,563 shares of Common Stock.

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

The Company believes that the following accounting policies involve more significant judgments and estimates in the preparation of the financial statements. The Company maintains an allowance for doubtful accounts for estimated losses that may result from the inability of its customers to make payments. If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make payments, the Company may be required to make additional allowances. The Company writes down inventory for estimated obsolete or unmarketable inventory to the lower of cost or market based on assumptions of future demand. If the actual demand and market conditions are less favorable than projected, additional write-downs may be required. Also, the Company uses the intrinsic value method to determine the fair value of stock options issued. Equity instruments issued to third parties are valued using the Black Scholes method, which requires assumptions as to expected volatility, risk-free interest rate and expected lives of the equity instruments.

RESULTS OF OPERATIONS (YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004)

REVENUE
Revenue for the year ended December 31, 2005 decreased $11,991 or 2%, to $614,718, compared to $626,709 for the year ended December 31, 2004. The Company had no grant revenue for the year ended December 31, 2005, compared to $38,936 for the year ended December 31, 2004. This decrease was the result of the transition of grant related activities to CPSI. The Company recorded no consulting revenue for the year ended December 31, 2005, as compared to $86,000 for the year ended December 31, 2004. This decline was the result of scheduled completion of contracts as well as the Company's continued focus on product sales. Although the Company recorded no consulting revenue in 2005, it will evaluate future consulting opportunities on a case by case basis. In addition, the Company earned $60,342 and $109,714 for the year ended December 31, 2005 in management fees and facilities fees, respectively, as a result of a research agreement with CPSI. In 2004, the Company earned $64,822 and $117,858 in management and facilities fees, respectively. In 2005, the Company had product sales revenue of $444,662 as compared to $315,818 in 2004. The shift of the Company's focus toward product sales resulted in a 41% increase in product sales over 2004. In addition, the Company experienced continued product sales growth, quarter by quarter, during 2005, with each quarterly product sales surpassing the previous year's (2004) quarterly product sales.

COST OF PRODUCT SALES
For the year ended December 31, 2005, the cost of product sales totaled $250,078 as compared to $163,979 for the year ended December 31, 2004. In 2005, the Company wrote off obsolete inventory (approximately $23,000 in 2005 Q4) resulting in a reduction in gross margin from 48% in 2004 to 44% in 2005.

RESEARCH AND DEVELOPMENT
Expenses relating to research and development for the year ended December 31, 2005 decreased 4% to $27,855, compared to $29,087 for the year ended
December 31, 2004.

SALES AND MARKETING
For the year ended December 31, 2005, sales and marketing expenses decreased $174,839, or 69%, to $78,267, compared to $253,106 for the year ended December 31, 2004. The decrease in sales and marketing expense was due primarily to the elimination of the VP Sales and Marketing position. Sales and marketing activities were assumed by the current staff. Elimination of that position resulted in a decrease in sales related salaries of $162,430. In addition, sales related travel and fringe benefits were also reduced.

GENERAL AND ADMINISTRATIVE EXPENSE
For the year ended December 31, 2005, general and administrative expense increased $47,090, or 6% to $886,051, compared to $838,961 for the year ended December 31, 2004. This increase was due primarily to the expenses incurred in 2005 for the annual shareholders meeting.

OPERATING EXPENSES AND NET INCOME
For the year ended December 31, 2005, operating expenses decreased $42,882, or 3% to $1,242,251, compared to $1,285,133 for the year ended December 31, 2004. The Company reported a net loss of $(619,323) for the year ended December 31, 2005, compared to a net loss of $(743,162) for the year ended December 31, 2004. While total revenue and expenses in 2005 remained fairly consistent with 2004, the Company was able to reduce its net loss due primarily to a reduction in interest expense incurred by the Company in 2004. Interest expense totaled $117,241 for the year ended December 31, 2004 as compared to $1,943 for the year ended December 31, 2005.

CASH AND CASH EQUIVALENTS
At December 31, 2005, the Company had cash and cash equivalents of $185,095, compared to cash and cash equivalents of $531,684 at December 31, 2004, primarily as a result of the continuation of negative cash flows from operations. At December 31, 2005, the Company had a working capital surplus of $173,704, compared to a working capital surplus $483,955 at December 31, 2004.

CONTRACT OBLIGATIONS
The Company leases equipment as lessee, under an operating lease expiring in October 2011. The lease requires monthly payments of approximately $337.

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


THE COMPANY HAS A HISTORY OF LOSSES AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

The Company has incurred annual operating losses since inception, and may continue to incur operating losses because new products will require substantial development, clinical, regulatory, manufacturing, marketing and other expenditures. For the fiscal years ended December 31, 2005 and December 31, 2004, the Company had net losses of $(619,323) and $(743,162), respectively. As of December 31, 2005, the Company's accumulated deficit was $(40,681,961). The Company may not be able to successfully commercialize its current or future products, achieve significant revenues from sales, or achieve or sustain profitability. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

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

Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the Company's products may be marketed. In addition, to obtain such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on the Company. FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Furthermore, product approvals can be withdrawn for failure to comply with regulatory standards or unforeseen problems following initial marketing. The Company may not be able to obtain or maintain regulatory approvals for its products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on the Company's financial condition.

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

ITEM 7.  FINANCIAL STATEMENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
BIOLIFE SOLUTIONS, INC.
Owego, New York


We have audited the accompanying Balance Sheets of BIOLIFE SOLUTIONS, INC. as of December 31, 2005 and 2004, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIOLIFE SOLUTIONS, INC. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




/s/ Aronson & Company
Rockville, Maryland
March 9, 2006, except for Note 11
  as to which the date is April 12, 2006

                             BIOLIFE SOLUTIONS, INC.
                                 BALANCE SHEETS

                                                                                                  December 31,         December 31,
                                                                                                      2005                   2004
                                                                                                  ------------         ------------
Assets
------
Current assets
     Cash and cash equivalents                                                                    $    185,095         $    531,684
     Accounts receivable, trade, net of allowance for doubtful
        accounts of $13,500 at December 31, 2005 and 2004                                               76,343               75,337
     Inventories                                                                                       123,413               94,319
     Prepaid expenses and other current assets                                                              --                2,925
                                                                                                  ------------         ------------
          Total current assets                                                                         384,851              704,265
                                                                                                  ------------         ------------
Property and equipment
      Leasehold improvements                                                                            45,783               39,283
      Furniture and computer equipment                                                                  42,247               39,760
      Manufacturing and other equipment                                                                130,575              207,075
                                                                                                  ------------         ------------
Total                                                                                                  218,605              286,118
      Less: Accumulated depreciation and amortization                                                 (156,351)            (157,114)
                                                                                                  ------------         ------------
Net property and equipment                                                                              62,254              129,004
                                                                                                  ------------         ------------
Total assets                                                                                      $    447,105         $    833,269
                                                                                                  ============         ============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
     Accounts payable                                                                             $     56,934         $     57,010
     Accounts payable - related parties                                                                  8,729               28,027
     Accrued expenses                                                                                   45,736               12,426
     Accrued salaries                                                                                   71,298              122,847
     Notes payable - LDC Loan - current portion                                                         28,450                   --
                                                                                                  ------------         ------------
          Total current liabilities                                                                    211,147              220,310

Long term liabilities
        Notes payable - LDC Loan - long term portion                                                   197,477                   --
                                                                                                  ------------         ------------


Total liabilities                                                                                      408,624              220,310
                                                                                                  ------------         ------------

Commitments and contingencies

Stockholders' equity
     Series F convertible preferred stock, $.001 par value; 12,000 shares authorized, issued and outstanding, with an aggregate liquidation value of $2,307,493 and $2,187,808 at
         December 31, 2005 and 2004, respectively                                                           12                   12
     Series G convertible preferred stock, $.001 par value; 80
         shares authorized, 55 shares issued and outstanding
         liquidation value of $1,595,409 and $1,491,946 at
         December 31, 2005 and 2004, respectively                                                           --                   --
     Common stock, $0.001 par value; 100,000,000
         shares authorized, 12,413,209 shares issued and outstanding                                    12,413               12,413
     Additional paid-in capital                                                                     40,739,041           40,663,172
     Deferred compensation                                                                             (31,024)                  --
     Accumulated deficit                                                                           (40,681,961)         (40,062,638)
                                                                                                  ------------         ------------

Total stockholders' equity                                                                              38,481              612,959
                                                                                                  ------------         ------------

Total liabilities and stockholders' equity                                                        $    447,105         $    833,269
                                                                                                  ============         ============

      The accompanying Notes to Financials Statements are an integral part of these financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS

                                                                                                             Years Ended
                                                                                                             December 31,
                                                                                                  ---------------------------------
                                                                                                      2005                  2004
                                                                                                  ------------         ------------
Revenue
     Product sales                                                                                $    444,662         $    315,818

     Grant revenue                                                                                          --               38,936
     Consulting revenue                                                                                     --               86,000
     Management fees, related party                                                                     60,342               64,822
     Facilities fees, related party                                                                    109,714              117,858
     Other                                                                                                  --                3,275
                                                                                                  ------------         ------------
Total revenue                                                                                          614,718              626,709
                                                                                                  ------------         ------------

Operating expenses
     Product sales                                                                                     250,078              163,979
     Research and development                                                                           27,855               29,087
     Sales and marketing                                                                                78,267              253,106
     General and administrative                                                                        886,051              838,961
                                                                                                  ------------         ------------
Total expenses                                                                                       1,242,251            1,285,133
                                                                                                  ------------         ------------

Operating loss                                                                                        (627,533)            (658,424)
                                                                                                  ------------         ------------

 Other income (expense)

     Interest income                                                                                     6,998               27,103
     Interest expense - related parties                                                                     --             (117,241)
     Interest expense - other                                                                           (1,943)                  --
     Other income                                                                                        3,155                5,400
                                                                                                  ------------         ------------
 Total other income (expense)                                                                            8,210              (84,738)
                                                                                                  ------------         ------------

Loss from operations before provision for income taxes                                                (619,323)            (743,162)
Provision for income taxes                                                                                  --                   --
                                                                                                  ------------         ------------

 Net Loss                                                                                         $   (619,323)        $   (743,162)
                                                                                                  ============         ============

 Basic and diluted net loss per common share                                                      $      (0.05)        $      (0.06)
                                                                                                  ============         ============

Basic and diluted weighted average common shares used to calculate
net loss per share                                                                                  12,413,209           12,413,209
                                                                                                  ============         ============

      The accompanying Notes to Financials Statements are an integral part of these financial statements

                             BIOLIFE SOLUTIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                             Convertible Series F
                             and G Preferred Stock     Common Stock        Additional                                    Total
                             ------------------------------------------     paid-in       Deferred      Accumulated   stockholders'
                             Shares    Amount       Shares       Amount     capital     Compensation      deficit         equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2004     12,055    $12          12,413,209   $12,413  $40,663,172    $     --      $(39,319,476)   $1,356,121

Net loss                         --    --                   --        --           --          --          (743,162)     (743,162)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004   12,055    12           12,413,209    12,413   40,663,172          --       (40,062,638)      612,959

Compensation expense
     for stock options
     granted                     --    --                   --        --       75,869     (75,869)               --            --

Amortization of deferred
     compensation                --    --                   --        --           --      44,845                --        44,845

Net loss                         --    --                   --        --           --          --          (619,323)     (619,323)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005   12,055   $12           12,413,209   $12,413  $40,739,041    $(31,024)     $(40,681,961)   $   38,481
===================================================================================================================================

      The accompanying Notes to Financials Statements are an integral part of these financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                      YEARS ENDED DECEMBER 31,
                                                                                                      2005                 2004
                                                                                                  ------------         ------------
Cash flow from operating activities
Net Loss                                                                                          $   (619,323)        $   (743,162)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
       Depreciation                                                                                     66,088               59,796
       Amortization of loan financing costs                                                                 --              106,408
       Gain on disposal of fixed assets                                                                 (3,155)                  --
       Stock-based compensation expense                                                                 44,845                   --
Change in operating net assets and liabilities
       (Increase) Decrease in
            Accounts receivable, trade                                                                  (1,006)             (40,487)
            Legal settlement receivable                                                                     --            1,871,945
            Inventories                                                                                (29,094)             (54,514)
            Prepaid expenses and other current assets                                                    2,925               (2,925)
       Increase (Decrease) in
            Accounts payable                                                                               (76)            (438,953)
            Accounts payable - related parties                                                         (19,298)             (39,369)
            Accrued expenses                                                                            33,310              (70,996)
            Accrued salaries                                                                           (51,549)            (132,639)
                                                                                                  ------------         ------------
Net cash (used) provided by operating activities                                                      (576,333)             515,104
                                                                                                  ------------         ------------

Cash flows from investing activities
       Proceeds from sale of property and equipment                                                     18,925                   --
       Purchase of property and equipment                                                              (15,108)             (65,800)
                                                                                                  ------------         ------------
Net cash provided (used) by investing activities                                                         3,817              (65,800)
                                                                                                  ------------         ------------

Cash flows from financing activities
       Proceeds from notes payable                                                                     230,500                   --
       Principal payments on notes payable                                                              (4,573)            (705,524)
                                                                                                  ------------         ------------
Net cash provided (used) by financing activities                                                       225,927             (705,524)
                                                                                                  ------------         ------------

Net (decrease) in cash                                                                                (346,589)            (256,220)
Cash - beginning of year                                                                               531,684              787,904
                                                                                                  ------------         ------------
Cash - end of year                                                                                $    185,095         $    531,684
                                                                                                  ============         ============

Supplemental cash flow information:
       Actual cash payments for:
                 Interest - related parties                                                       $         --         $     81,598
                                                                                                  ============         ============
                 Interest - other                                                                 $      1,943         $         --
                                                                                                  ============         ============

      The accompanying Notes to Financials Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Incorporated in 1998 in the State of Delaware as a wholly owned subsidiary of Cryomedical Sciences, Inc. ("Cryomedical"), BioLife Solutions, Inc. ("BioLife" or the "Company") develops, manufactures and markets low temperature technologies for use in preserving and prolonging the viability of cellular and genetic material for use in cell therapy and tissue engineering. The Company's patented HypoThermosol(R) platform technology is used to provide customized preservation solutions designed to significantly prolong cell, tissue and organ viability. These solutions, in turn, could improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation. The Company currently markets its HypoThermosol(R) line of solutions directly to companies and labs engaged in pre-clinical research, and to academic institutions.

In May 2002, Cryomedical implemented a restructuring and recapitalization program designed to shift its focus away from cryosurgery toward addressing preservation and transportation needs in the biomedical marketplace. On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare Inc., a public company. In the transaction, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2.2 million in cash and 120,022 shares of Endocare restricted common stock. In conjunction with the sale of Cryomedical's cryosurgical assets, Cryomedical's Board of Directors also approved merging BioLife into Cryomedical and changing its name to BioLife Solutions, Inc. In September 2002, Cryomedical changed its name to BioLife Solutions, Inc. and began to trade under the new ticker symbol, "BLFS" on the OTCBB. Subsequent to the merger, the Company ceased to have any subsidiaries.

In September 2003, the Company was awarded a research grant from the National Institute of Health for $177,000, titled "Improved Preservation of Suspended Cells." The remaining portion of the funds from this grant was recognized in 2004, matching research related to this grant carried out in 2004. Total revenue recognized during the year ended December 31, 2004 totaled $38,936. During the first quarter of 2004, the Company discontinued applying for grants and now provides services to a related entity that has become the grant recipient. (See
Note 8)

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

INVENTORIES: Inventories represent preservation solutions and raw materials and are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

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

REVENUE RECOGNITION: Revenue from sales of products is recognized at the time of shipment. The Company recognizes revenue on cost plus fixed fee basis for grant funds received from various government agencies in the same period that expenses relating to the grants are incurred by the Company. Expenses related to grants are included in research and development expenses. Consulting revenue is recognized at the completion of milestones and/or according to specific terms within individual agreements. Management and facilities fees are recognized during the period in which the services are performed. Customer payments received in advance of performing the work are recorded as unearned revenue until the Company obligation is fulfilled with respect to the payment. Upon fulfillment of the obligation, or when the cash is earned, the revenue is recognized and unearned revenue is offset.

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

ADVERTISING: Advertising costs are expensed as incurred and totaled $2,825 and $19,769 for the years ended December 31, 2005 and 2004, respectively.

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

                                                                                                     2005                    2004
                                                                                                  ----------              ----------
Loss attributable to holders of common stock                                                      $(619,323)              $(743,162)
Add:  Stock-based employee compensation costs
  included in reported net loss                                                                       8,773                      --
Less:  Stock-based employee compensation costs
  under SFAS No. 123                                                                                 (9,794)                (98,568)
------------------------------------------------------------------------------------------------------------------------------------

PRO FORMA LOSS ATTRIBUTABLE TO HOLDERS
  OF COMMON STOCK                                                                                 $(620,344)              $(841,730)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share attributable
  to holders of common stock as reported                                                          $   (0.05)              $   (0.06)
------------------------------------------------------------------------------------------------------------------------------------

  Pro forma                                                                                       $   (0.05)              $   (0.07)
------------------------------------------------------------------------------------------------------------------------------------

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

The fair value of each option/warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: expected volatility of 67%; expected dividend yield of 0%; risk-free interest rate of 4.4% and expected lives of ten years. No options or warrants were granted in 2004. No warrants were granted in 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of the financial instruments included in the consolidated financial statements, except as otherwise discussed in the notes to financial statements, approximates their carrying value.

BUSINESS SEGMENTS: As described above, the Company's activities are directed in the field of hypothermic solutions. As of December 31, 2005 and 2004 this is the Company's only business segment.

RECLASSIFICATIONS: Certain reclassifications have been made in the 2004 financial statements to conform to the 2005 presentation.

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

In December 2004 the FASB issued SFAS 123-R. SFAS 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation ("SFAS 123") and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

On January 1, 2006, the Company will adopt SFAS 123-R. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS 123-R, the Company applied APB 25 to account for its stock-based compensation. Beginning with its 2006 fiscal year, with the adoption of SFAS 123-R, the Company will record stock-based compensation expense for the cost of stock options. The Company believes that the adoption of this standard will have a material impact on its future operations and financial reporting to the extent the Company grants stock options in the future. The effect of this standard on the Company is not determinable.

On June 1, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principles and changes the requirements for accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement was issued as part of the convergence effort with the International Accounting Standards Board (IASB). The Company does not expect this standard to have a material impact on the Company's financial position, results of operations, or cash flow.

2. FINANCIAL CONDITION

The Company has been unable to generate sufficient income from operations in order to meet its operating needs. This raises doubt about the Company's ability to continue as a going concern.

The Company has focused on generating product sales in 2004 and 2005 and will continue to focus on this in the future. However, the Company can make no assurances that it will be successful in generating adequate product sales to sustain itself. In April 2006, the Company was able to raise additional capital through the repricing and exercise of outstanding warrants and options (See Note
11). Other arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products, marketing territories or other assets. The failure to generate adequate product sales or raise additional capital when needed will have a significant negative effect on the Company's financial condition and may force the Company to curtail or cease its activities.

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

3. LEGAL SETTLEMENT

On February 25, 2004, the Company collected $1,887,474 from Endocare, Inc. for damages, interest, and legal fees in connection with a lawsuit that settled on October 10, 2003. The lawsuit arose after the Company sold its cryosurgery product line and intellectual property to Endocare in 2002. In the lawsuit, the Company claimed damages of $1,648,935, comprising the proceeds that could have been realized had Endocare properly registered the Stock, that was given to the Company as part of the exchange, within the time frame set forth in the Registration Rights Agreement entered into between the parties.


4. INVENTORIES

Inventories consist of the following at December 31, 2005 and 2004:

                                                       2005            2004
                                                     -------------------------

Raw materials                                        $ 23,393        $46,340

Finished goods                                        100,020         47,979
------------------------------------------------------------------------------

TOTAL                                                $123,413        $94,319
------------------------------------------------------------------------------

5. NOTES PAYABLE

At December 31, 2005 and 2004, notes payable consisted of the following:

                                                                                           2005                   2004
                                                                                    ------------------- -- --------------------
NOTES PAYABLE:
Note payable to Tioga County LDC, secured by all assets, payable in monthly installments of $3,258, including interest of 5%,
  final payment due on October 1, 2012.                                              $       225,927        $         -
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NOTES PAYABLE                                                                          225,927                  -


Less: current portion                                                                         28,450                  -
-------------------------------------------------------------------------------------------------------------------------------

Long-term portion                                                                    $       197,477        $         -
===============================================================================================================================

The following is a schedule of future principal maturities of long-term debt:

     Year Ending
      December 31                       Amount
-------------------------------------------------
          2006                        $  28,450
          2007                           29,905
          2008                           31,435
          2009                           33,043
          2010                           34,734
          Thereafter                     68,360
--------------------------------------------------

         Total                        $ 225,927
------------------------- -- ---------------------

6. INCOME TAXES

Income tax benefit reconciled to tax calculated at statutory rates is as follows:

                                                                  2005                    2004
                                                           -------------------------------------------
Federal tax (benefit) at statutory rate                     $       (210,570)        $   (252,675)
State income tax (benefit), net of federal tax                       (30,656)             (36,787)
Expiration of net operating loss carryforwards                       680,379              183,758
Expiration of tax credits                                             42,000               20,000
Change in valuation allowance                                       (505,943)              83,424
Other                                                                 24,790                2,280
------------------------------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES, NET                             $             --         $         --
------------------------------------------------------------------------------------------------------


At December 31, 2005 and 2004, the components of the Company's deferred taxes are as follows:

                                                                   2005                    2004
                                                           --------------------------------------------
Deferred tax assets (liabilities)
  Net operating loss carryforwards                          $    13,582,867          $  14,043,789
  Tax credits                                                       655,000                697,000
  Accrued compensation                                               27,771                 38,879
  Depreciation                                                        5,203                 (2,884)
  Other                                                               5,258                  5,258
-------------------------------------------------------------------------------------------------------
TOTAL                                                            14,276,099             14,782,042

Less:  Valuation allowance                                      (14,276,099)           (14,782,042)
-------------------------------------------------------------------------------------------------------

NET DEFERRED TAX ASSET                                      $            --          $          --
-------------------------------------------------------------------------------------------------------

The Company provides a valuation allowance for deferred tax assets when, in its opinion it is more likely than not that they will not be realized.

The Company has the following net operating loss and research and development (R&D) tax credit carryforwards available at December 31, 2005:

                                                                        Net                     R&D
                                                                     Operating                  Tax
   Year of Expiration                                                  Losses                 Credits
------------------------------------------------------------------------------------------------------------
          2006                                                     $   2,523,000                $  88,000
          2007                                                         4,505,000                  125,000
          2008                                                         5,893,000                  150,000
          2009                                                         1,431,000                  114,000
          2010                                                         1,562,000                  145,000
          2011                                                         5,277,000                   33,000
          2012                                                         1,570,000                       --
          2013                                                         1,425,000                       --
          2014                                                         1,234,000                       --
          2020                                                         2,849,000                       --
          2021                                                         4,168,000                       --
          2023                                                         1,217,000                       --
          2024                                                           646,000                       --
          2025                                                           573,000                       --
------------------------------------------------------------------------------------------------------------

         TOTAL                                                     $  34,873,000                $ 655,000
------------------------- ----------------------------------------------------------------------------------

In the event of a significant change in the ownership of the Company, the utilization of such loss and tax credit carryforwards could be substantially limited.


7. STOCKHOLDERS' EQUITY

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

The key rights of the Series F convertible preferred stock, par value $0.001, issued in the Unit financing include the following:

         Dividends - Series F preferred stockholders are entitled to annual cumulative dividends at the rate of $10.00 per share payable in the Company's common stock. The number of common shares to be issued for dividend purposes is based upon the market value of the common stock on the date such dividends are declared. No dividends were declared or paid during 2005 and 2004 on the preferred stock. The Series F preferred is adjusted for dividends paid to common stockholders so that each preferred stockholder will receive the same number of shares of common stock which the stockholder would have owned or been entitled to receive before the dividend. At December 31, 2005 and 2004 dividends in arrears on the cumulative preferred stock were $507,808 and $387,808, respectively.

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

In connection with the issuance of the Series G preferred stock, the Company recorded a deemed dividend of $521,000 in accordance with the accounting requirements for a beneficial conversion feature. The proceeds received in the Series G offering were first allocated between the convertible instrument and the Series G warrant on a relative fair value basis. A calculation then was performed to determine the difference between the effective conversion price and the fair market value of the common stock at the date of issuance.

The key rights of the Series G convertible preferred stock, par value $0.001, issued in the Unit financing include the following:

         Dividends - Series G preferred stockholders are entitled to annual cumulative dividends at the rate of $1,875 per share payable at the option of the Company in cash or shares of common stock. The number of common shares to be issued for dividend purposes is based upon the average market value of the common stock for the thirty calendar days immediately prior to the date such dividends are declared. No dividends have been declared or paid on the preferred stock. At December 31, 2005 and 2004, dividends in arrears on the cumulative preferred stock were $217,181 and $113,821 , respectively.

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

In August 2003, the Company issued six separate five-year warrants to purchase an aggregate of 1,022,885 shares of the Company's common stock at $0.08 per share to employees as a payment of accrued payroll liabilities for services performed.

The following table summarizes warrant activity for the years ended December 31, 2005 and 2004:

                                                   YEAR ENDED                           YEAR ENDED
                                               DECEMBER 31, 2005                     DECEMBER 31, 2004
                                       -----------------------------------------------------------------------
                                                            Wgtd. Avg.                           Wgtd. Avg.
                                                             Exercise                             Exercise
                                             Shares            Price              Shares           Price
--------------------------------------------------------------------------------------------------------------
Outstanding at beginning
     of year                            27,266,858         $      0.20         27,268,858      $      0.20
Cancelled                                       --                  --             (2,000)           (2.00)
--------------------------------------------------------------------------------------------------------------
Outstanding at end of year              27,266,858         $      0.20         27,266,858      $      0.20
--------------------------------------------------------------------------------------------------------------

Warrants exercisable at
     year end                           27,266,858         $      0.20         27,266,858      $      0.20
--------------------------------------------------------------------------------------------------------------

STOCK COMPENSATION PLANS: The Company's 1988 Stock Option Plan was approved and adopted by the Board of Directors in July 1988 and had a term of ten years. The plan expired in 1998. The options are exercisable for up to ten years from the grant date.

During 1998, the Company adopted the 1998 Stock Option Plan. Under the plan, an aggregate of 4,000,000 shares of common stock are reserved for issuance upon the exercise of options granted under the plan. In September 2005, the shareholders approved an increase in the number of shares available for issuance to 10,000,000 shares. The purchase price of the common stock underlying each option may not be less than the fair market value at the date the option is granted (110% of fair market value for optionees that own more than 10% of the voting power of the Company). The options are exercisable for up to ten years from the grant date. The plan expires August 30, 2008.

On September 28, 2005, the Company issued options to outside consultants to purchase 810,000 common shares. The fair value of the options granted was determined under the Black-Scholes option-pricing model using the assumptions described in Note 1, "Stock-based compensation". The weighted average grant date fair value of options issued in 2005 was $0.07 per share.

The following is a summary of stock option activity under the plans for 2005 and 2004, and the status of stock options outstanding and available under the plans at December 31, 2005 and 2004:

                                                   YEAR ENDED                             YEAR ENDED
                                               DECEMBER 31, 2005                       DECEMBER 31, 2004
                                       ---------------------------------------------------------------------------
                                                             Wgtd. Avg.                            Wgtd. Avg.
                                                              Exercise                              Exercise
                                             Shares             Price              Shares             Price
--------------------------------------------------------------------------------------------------------------
Outstanding at beginning
     of year                              4,156,000         $      0.44          4,176,000       $      0.49
Granted                                   2,660,000                0.08                 --                --
Cancelled                                (1,250,000)              (0.25)           (20,000)           (10.63)
--------------------------------------------------------------------------------------------------------------
Outstanding at end of year                5,566,000         $      0.31          4,156,000       $      0.44
--------------------------------------------------------------------------------------------------------------

Stock options exercisable at
     year end                             3,511,000         $      0.41          2,906,000       $      0.52
---------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2005:

                                                    Weighted
                                Number               Average            Weighted
       Range of              Outstanding            Remaining            Average
       Exercise              at December           Contractual          Exercise
        Prices                 31, 2005               Life                Price
---------------------------------------------------------------------------------------
 $            0.08              2,660,000             9.74          $          0.08

              0.25              2,150,000             6.08          $          0.25

              1.25                741,000             2.91          $          1.25

              2.50                 15,000             1.11          $          2.50
-----------------------------------------------

                                5,566,000             7.39          $          0.31
-----------------------------------------------

In September 2005, the shareholders approved an increase in the number of authorized shares of common stock from 25,000,000 shares to 100,000,000 shares. At December 31, 2005 and 2004, 12,413,209 shares are issued. At December 31, 2005, there are 58,844,226 of common stock that could be issued upon the conversion/exercise of stock warrants, options and convertible preferred stock. The following table summarizes the potential shares to be issued upon conversion/exercise of the above instruments:

Series F preferred stock                               4,800,000
Series F preferred stock dividends                     4,229,108
Series G preferred stock                              17,226,563
Series G preferred stock dividends                     1,810,697
Common stock options                                   3,511,000
Common stock warrants                                 27,266,858
----------------------------------------------------------------------
Total                                                 58,844,226
----------------------------------------------------------------------

8. RELATED PARTY TRANSACTIONS

The Company incurred $59,817 and $80,118 in legal fees during the years ended December 31, 2005 and 2004, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner. In 2005, the Company granted options to purchase 250,000 shares of common stock to this director and stockholder with an exercise price of $0.08 which vested immediately upon grant and have a life of 10 years. At December 31, 2005 and 2004, accounts payable includes $8,729 and $28,027, respectively, due to the related party for services rendered.

On March 15, 2004, the Company entered into three year Research Agreement with Cell Preservation Services, Inc. ("CPSI") to outsource to CPSI all of the Company's research that was funded through SBIR grants. CPSI is owned by a former employee of BioLife and who is also the son of the Chief Executive Officer of the Company. The Research Agreement established a format pursuant to which CPSI (a) took over the processing of existing applications of SBIR grants applied for by BioLife, (b) applied for additional SBIR grants for future research projects, (c) performed a substantial portion of the principal work to be done, in terms of (i) time spent, and (ii) research, in connection with existing and future projects, and (d) utilized BioLife personnel as consultants with respect to the research. In conjunction therewith BioLife granted to CPSI a non-exclusive, royalty free license (with no right to sublicense) to use BioLife's technology soley for the purpose of conducting the research in connection with the projects. Pursuant to the Research Agreement BioLife provides CPSI with (a) facilities in which to conduct the research including basic research equipment and office equipment, and (b) management services. During the year ended December 31, 2005, the Company recognized $109,714 and $60,342 for facilities and management services, respectively. During the year ended December 31, 2004, the Company recognized $117,858 and $64,822 for facilities and management services, respectively. At December 31, 2005 and 2004, the Company was due $1,321 and $2,290 from CPSI, respectively.

Effective January 8, 2004, the Company entered into a non-cancelable operating lease for its corporate and manufacturing facilities in Owego, New York that expires in February 2007. The lease requires payments of $6,200 per month. The building is partially owned by the Company's CEO. For the years ended December 31, 2005 and December 31, 2004, the Company paid $74,400 and $62,000, respectively.

9. COMMITMENTS

LEASES: The Company leases equipment as lessee, under an operating lease expiring in October 2010.

The following is a schedule of future minimum lease payments required under the operating leases:

    Year Ending                                       Office
    December 31                     Equipment        (Note 8)          Total
--------------------------------------------------------------------------------
       2006                       $       4,044    $   74,400       $  78,444

       2007                               4,044        12,400          16,444

       2008                               4,044            --           4,044

       2009                               4,044            --           4,044

       2010                               3,370            --           3,370
--------------------------------------------------------------------------------
Total                             $      19,546    $   86,800       $ 106,346
--------------------------------------------------------------------------------

Rental expense for facilities and equipment operating leases for the years ended December 31, 2005 and 2004, totaled $100,999 and $86,647, respectively.

EMPLOYMENT AGREEMENT: The Company has an employment agreement with the CEO of the Company expiring June 30, 2006. The agreement provides for certain minimum compensation per month and incentive bonuses at the discretion of the Board of Directors. Under certain conditions, the Company may be required to continue to pay the base salary for a period of one year.

10. CONCENTRATION OF RISK

SIGNIFICANT CUSTOMERS: Sales to individual customers representing more than 10% of total revenues totaled approximately $362,000 and $396,000 in 2005 and 2004, respectively. These amounts represent sales to two customers in 2005 and three customers in 2004. Of the $362,000 in 2005, approximately $178,000 was derived from management fees, facilities fees, and product sales to CPSI, a related party (See Note 8). Of the $396,000 in 2004, approximately $197,000 was derived from management fees, facilities fees, and product sales to CPSI. Pursuant to the Research Agreement BioLife provides CPSI with (a) facilities in which to conduct the research including basic research equipment and office equipment, and (b) management services. During the year ended December 31, 2005, the Company recognized $109,714 and $60,342 for facilities and management services, respectively as compared to $117,858 and $64,822 for facilities and management services, respectively in 2004.

At December 31, 2005, two customers accounted for approximately 72% of total accounts receivable, and at December 31, 2004, three customers accounted for approximately 85% of total accounts receivable.

11. SUBSEQUENT EVENT

In March 2006, in order to secure much needed capital, the Board of Directors approved a plan to raise additional capital from the holders of its outstanding warrants and stock options in order to a) prevent further dilution by the issuance of additional securities to outsiders, and (b) to restructure the capitalization of the Company. Through April 12, 2006, the Company was able to raise $773,180 through (a) the exercise of warrants to purchase 20,438,783 shares of the Company's Common Stock at $0.04, and (b) the exercise of stock options to purchase 2,477,000 shares of the Company's Common Stock at $0.04.

The offering was conditioned upon all shares of the Company's Series F Preferred Stock and Series G Preferred Stock converting into Common Stock of the Company. As a result, 12,000 shares of the Company's Series F Preferred Stock were converted to 4,800,000 shares of Common Stock and 55.125 shares of the Company's Series G Preferred Shares were converted to 17,226,563 shares of Common Stock.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


ITEM 8A. CONTROLS AND PROCEDURES


As of the end of the period covered by this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings.

Subsequent to the end of the 2nd quarter of 2005, the Company uncovered a deficiency in its internal control over financial reporting regarding the counting of physical inventory. Specifically, the Company discovered that there were finished good lots that were not counted during the physical inventory count at the end of the 2nd quarter of 2005. This had the affect of understating inventory and overstating the loss for the period covered by the quarterly report of Form 10QSB. As a result thereof, the Company adopted new internal control procedures with respect to physical inventory counts for raw materials, goods in progress and finished goods and remitted an amended 10-QSB for the 2nd quarter of 2005 to correct the error.

There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 31, 2006. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders, which is anticipated to be held in 2006, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                                                        Position and Offices
Name                              Age                     With the Company
----                              ---                   --------------------
John G. Baust, Ph.D.               63                   Chief Executive Officer,
                                                        President, and Director

Richard O'Hara                     36                   Controller

Howard S. Breslow                  66                   Director, Secretary

Roderick de Greef                  45                   Director

Thomas Girschweiler                48                   Director

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

Howard S. Breslow has served as a director of the Company since July 1988. He has been a practicing attorney in New York City for more than 35 years and is a member of the law firm of Breslow & Walker, LLP, New York, New York, which firm serves as general counsel to the Company. Mr. Breslow currently serves as a director of Excel Technology, Inc., a publicly-held company engaged in the development and sale of laser products.

Roderick de Greef has served as a director of the Company since June 19, 2000. From March 2001 to September 2005, Mr. de Greef has served as Executive Vice President, Chief Financial Officer and Secretary of Cardiac Sciences, Inc., a public company traded on NASDAQ, under the ticker "DFIB". In October 2005, Mr. de Greef became the Chief Financial Officer of Cambridge Heart, Inc., a medical device manufacturer located in Bedford, MA. Since 1995 Mr. de Greef has provided corporate finance advisory services to a number of early-stage companies, including the Company, where he was instrumental in securing the Company's equity capital beginning in June 2000, and advising on merger and acquisition activity. From 1989 to 1995, Mr. de Greef was Vice President and Chief Financial Officer of BioAnalogics, Inc. and International BioAnalogics, Inc., publicly held, development stage medical technology companies located in Portland, Oregon. From 1986 to 1989, Mr. de Greef was Controller and then Chief Financial Officer of Brentwood Instruments, Inc., a publicly held cardiology products distribution company based in Torrance, California. Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and an M.BA. from the University of Oregon.

Thomas Girschweiler joined the Board in 2003. Mr. Girschweiler has been engaged in corporate financing activities on his own behalf since 1996. From 1981 to 1996 he was an investment banker with Union Bank of Switzerland. Thomas Girschweiler was graduated at the Swiss Banking School.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's executive officers, directors, and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (collectively, the "Reporting Persons") are required to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities Exchange Commission. Copies of those reports also must be furnished to the Company. Based solely on a review of copies of the reports furnished to the Company, the Company believes that during the fiscal year ended December 31, 2005 all of these filing requirements have been satisfied.

CODE OF ETHICS

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure. Although we did not have a formal written code of ethics for the 2005 fiscal year, due to the abundance of tasks associated with marketing our products, the Board has adopted formal written codes of ethics for both our executive officers and for our directors.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer and to each of its executive officers (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 during the fiscal year ended December 31, 2005 (collectively the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation                              Long Term Compensation
                                      -------------------------------------     ----------------------------------------------------
                                                                                        Awards                      Payouts
                                                                                ------------------------    ------------------------
                                                                               Restricted
  Name and Principal       Fiscal       Salary      Bonus       Other Annual      Stock       Options/        LTIP        All Other
       Positions            Year          ($)        ($)      Compensation ($)   Award(s)     SARs (#)      Payouts     Compensation
------------------------  --------    ---------    ---------  ---------------- ----------    -----------    --------    ------------
John G. Baust, Ph.D         2005      220,000(2)      --            --             --        1,000,000         --            --
  President, Chief          2004      240,000         --            --             --           --             --            --
  Executive Officer and     2003      240,000         --         7,490 (1)         --           --             --            --
  Director                  2002      202,369       50,000       3,600 (1)         --        1,000,000         --            --
                            2001      180,000         --         7,846 (1)         --        1,000,000         --            --


(1) Represents auto allowance
(2) Includes voluntary salary reduction in 2005 of $20,000 to support cash flow

OPTION/SAR GRANTS IN YEAR-ENDED DECEMBER 31, 2005

In 2005, the Company issued 1,000,000 options to purchase shares of Common Stock to its executive officers. This grant is a ten-year non-incentive stock option to purchase 1,000,000 shares of the Company's common stock, at $0.08 per share, which vests to the extent of 250,000 shares on the first day of the month following the first anniversary and 20,833 shares on the first day of each of the next 36 months.



AGGREGATED OPTION/SAR EXERCISES DURING THE 2005 FISCAL YEAR AND THE 2005 FISCAL YEAR OPTION/SAR VALUES

The following table provides information related to options exercised by each of the Named Executive Officers during the 2005 fiscal year and the number and value of options held at December 31, 2005. The Company does not have any outstanding stock appreciation rights.

                                                            Number of Securities         Value of Unexercised
                                                            Underlying Unexercised            in the money
                                                                 Options/SAR                   Options/SAR
                                                          At Fiscal Year End 12/31/05  At Fiscal Year End 12/31/05
                                                          ---------------------------  ---------------------------
                          Shares Acquired       Value
   Name                   On Exercise (#)   Realized ($)  Exercisable  Unexercisable    Exercisable  Unexercisable
   ----                   ---------------   ------------  -----------  -------------    -----------  -------------
John G. Baust, Ph.D.           --              --          1,942,000     1,600,000          --         $40,000


----------------------------------------
(1) The closing price for the Common Stock as reported on the OTC Bulletin Board on December 31, 2005 was $0.12. Value is calculated on the basis of the difference between the option exercise price and $0.12 multiplied by the number of shares of Common Stock underlying the option.


EMPLOYMENT AGREEMENTS

The Company has an employment agreement with its President and Chief Executive Officer which expired on June 30, 2005 and automatically renewed for an additional year expiring on June 30, 2006. The agreement provides for a salary of $20,000 per month and an incentive bonus based on certain milestones, as agreed by the discretion of the Board of Directors. The officer also received a $50,000 signing bonus and ten-year incentive stock options to purchase 1,000,000 shares of common stock, which vest 200,000 on each anniversary of the grant. The agreement also provides an automobile allowance of $600 per month.

The Company also had an employment agreement with its Vice President, Sales and Marketing. The agreement, which expired October 31, 2004, provided for a salary of $12,500 per month and an incentive bonus based on certain milestones, as agreed by the discretion of the Board of Directors, and ten-year incentive stock options to purchase 400,000 shares of common stock. The Vice President terminated employment in 2005 and his options were cancelled.

Each officer has executed a Proprietary Information and Inventions Agreement pursuant to which each agreed, among other things, to keep the Company's information confidential and assigned all inventions to the Company, except for certain personal inventions not related to the Company's work, whether existing or later developed.

CONSULTANTS

At December 31, 2005, various consultants to the Company held exercisable warrants to purchase an aggregate of 2,537,410 shares of Common Stock. Consultants to the Company have either received warrants to purchase Common Stock or are entitled to cash compensation. No consultant has agreed to devote any specified amount of time to Company activities.

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

Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 53,600 shares of Common Stock of the Company and holds options to purchase an aggregate of 2,477,910 additional shares pursuant to stock options and warrants issued to him and/or affiliates. During the period ended December 2005, Breslow & Walker, LLP billed the Company approximately $60,000 for legal fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 30, 2006, certain information regarding the beneficial ownership of Common Stock and Series F Preferred Stock and Series G Preferred Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares thereof; (ii) each director of the Company; (iii) each Named Executive Officer of the Company; and (iv) all of the Company's current directors and executive officers as a group.

Name and Address                             Common Stock             Series F Preferred                Series G Preferred
of Beneficial Owner                          (% of class)(1)          (% of class)                      (% of class)
-------------------------------------------------------------------------------------------------------------------------------
John G. Baust (Director, Executive Officer)
c/o BioLife Solutions, Inc.
171 Front Street                             3,668,270 (22.8%)(2)     --                                2.125 (3.9%)
Owego, NY 13827

Howard S. Breslow, Esq. (Director)
c/o Breslow & Walker, LLP
767 Third Avenue                             2,531,510 (17.0%)(3)     --                                --
New York, NY 10017

Roderick de Greef (Director)
c/o BioLife Solutions, Inc.
171 Front Street                             4,630,119 (27.9%)(4)     1,000 (8.3%)                      4.0 (7.3%)
Owego, NY 13827

Walter Villiger
Paradiesstrasse 25
CH-8645                                      17,760,474 (59.7%)(5)    5,000 (41.7%)                     18.0 (32.7%)
Jona  Switzerland

Thomas Girschweiler (Director)
Wissmannstrasse 15                           13,291,912 (52.8%)(6)    3,450 (28.8%)                     10.0 (18.1%)
8057 Zurich, Switzerland

Karl-Heinz Illenseer
Wissmannstrasse 15                           2,072,003 (14.3%)(7)     --                                6.0 (10.9%)
8057 Zurich, Switzerland

Clariden Bank
Claridenstrasse 26
Postfach 5080                                2,703,653 (18.9%)(8)     2,000 (16.7%)                     --
CH-8022  Zurich, Switzerland

Richard Molinsky
c/o BioLife Solutions, Inc.
171 Front Street                             2,632,021 (17.5%)(9)     --                                4.0 (7.3%)
Owego, NY 13827

Beskivest Chart LTD
Goodmans Bay Center                          7,136,986 (36.5%)(10)    --                                8.0 (14.5%)
West Bay Street & Sea View Drive
Nassau,  Bahamas

Robert Van Buskirk                           1,108,992 (8.2%)(11)     --                                1 (1.8%)
c/o CPSI,  2 Court Street
Owego, New York 13827

Eddy Kauffmann                               727,397 (5.5%)(12)       500 (4.2%)                        --
5 Chester Close
London  SW1 7BE  UK

John M. Baust                                1,098,397(8.1%)(13)      --                                1 (1.8%)
c/o CPSI, 2 Court Street
Owego, New York 13827

All officers and directors as a group        24,121,811 (33.9%)       4,450 (37.1%)                     16.125 (29.3%)
(four persons)

       -------------------------------------------------------------
(1) Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of December 31, 2005 are deemed outstanding for computing the number of shares and the percentage of the outstanding shares held by a person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2) Includes 1,942,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock
      Option Plans, 664,063 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, 990,618 shares of Common Stock issuable upon the exercise of outstanding warrants, and 71,589 shares of Common Stock, 67,589 of which were earned as dividend on Preferred Stock.
(3) Includes 399,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock
      Option Plans, 2,078,910 shares of Common Stock issuable upon the exercise of outstanding warrants owned of record by Breslow & Walker, LLP (1,358,910) and B & W Investments (720,000), both of which are entities in which Mr. Breslow is a partner, and 53,600 common shares.
(4) Includes 250,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock
      Option Plans, 400,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, 1,250,000 shares of Common
      Stock issuable upon the conversion of Series G Preferred Stock, 1,814,000 shares of Common Stock issuable upon the exercise of outstanding warrants, and 916,119 shares of Common Stock, 482,819 of which were earned as dividend on Preferred Stock.
(5) Includes 2,000,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, 5,625,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, 7,375,000 shares of Common Stock issuable upon the exercise of outstanding warrants, and 2,760,474 shares of Common Stock, 2,360,474 of which were earned as dividend on Preferred Stock.
(6) Includes 250,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock
      Option Plans, 1,380,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, 3,125,000 shares of Common
      Stock issuable upon the conversion of Series G Preferred Stock, 6,455,000 shares of Common Stock issuable upon the exercise of outstanding warrants, and 2,081,912 shares of Common Stock, 1,543,852 of which were earned as dividend on Preferred Stock.
(7) Includes 1,875,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock and 197,003 shares of Common Stock earned as dividend on Preferred Stock.
(8) Includes 800,000 shares of Common Stock, 800,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, 400,000 shares of Common Stock issuable upon the exercise of outstanding warrants, and 703,653 shares of Common Stock earned as dividend on Preferred Stock.
(9) Includes 1,250,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, 1,250,000 shares of Common Stock issuable upon the exercise of outstanding warrants, and 132,021 shares of Common Stock earned as dividend on Preferred Stock.
(10) Includes 2,500,000 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, 4,375,000 shares of Common Stock issuable upon the exercise of outstanding warrants, and 261,986 shares of Common Stock earned as dividend on Preferred Stock.
(11) Includes 275,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock
      Option Plans, 312,500 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, 489,685 shares of Common Stock issuable upon the exercise of outstanding warrants, and 31,807 shares of Common Stock earned as dividend on Preferred Stock.
(12) Includes 200,000 shares of Common Stock issuable upon the conversion of Series F Preferred Stock, 350,000 shares of Common Stock issuable upon the exercise of outstanding warrants, and 177,397 shares of Common
      Stock earned as dividend on Preferred Stock.
(13) Includes 250,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company's 1988 and 1998 Stock
      Option Plans, 312,500 shares of Common Stock issuable upon the conversion of Series G Preferred Stock, 504,090 shares of Common Stock issuable upon the exercise of outstanding warrants, and 31,807 shares of Common Stock earned as dividend on Preferred Stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

                                        Number of securities to be                                    Number of securities
                                          issued upon exercise of                                     remaining available
                                            outstanding options        Weighted average exercise      for future issuance
Plan category                                 (in thousands)          price of outstanding options        (in thousands)
-------------                                 --------------          ----------------------------         -------------
Equity compensation plans approved
by security holders                                5,566                          $.30                         0

Equity compensation plans not
approved by security holders                         0                             0                           0

Total                                              5,566                          $.30                         0


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

Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 53,600 shares of Common Stock of the Company and holds options to purchase an aggregate of 2,477,910 additional shares pursuant to stock options and warrants issued to him and/or affiliates. The Company incurred approximately $60,000 and $80,000 in legal fees during the years ended December 31, 2005 and 2004, respectively, for services provided by Breslow & Walker, LLP. At December 31, 2005 and 2004 accounts payable includes $8,729 and $28,027, respectively, due to Breslow & Walker, LLP.

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

         (7) Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

         *Filed herewith

         (b) Reports on Form 8-K - There were no reports on Form 8-k filed during the last quarter of the period covered by this report


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2005, Aronson & Company acted as the independent auditors for the Company. The following table sets forth the aggregate fees billed by Aronson & Company for audit and review services rendered in connection with the financial statements and reports for the years ending December 31, 2005 and December 31, 2004 and for other services rendered during the years ending December 31, 2005 and December 31, 2004 on behalf of the Company:

                                                                       December 31,
                                                                2005                       2004
                                                                ----                       ----

              Audit Fees                                      $  78,315                   $49,275
              Tax fees                                            7,616                     6,775
              All other fees                                      1,350                       475
                                                              ---------                   -------
                           Total                              $  87,281                   $56,525

The Board of Directors pre-approves all audit and non-audit services to be performed by the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BIOLIFE SOLUTIONS, INC.


Date:         April 14, 2006                   /s/ John G. Baust, Ph.D.
                                               --------------------------------
                                               John G. Baust, Ph.D.
                                               Chief Executive
                                               Officer and Chief
                                               Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:         April 14, 2006                    /s/ John G. Baust, Ph.D.
                                                -------------------------------
                                                John G. Baust, Ph.D.
                                                Director

Date:         April 14, 2006                    /s/ Roderick de Greef
                                                -------------------------------
                                                Roderick de Greef
                                                Director

Date:         April 14, 2006                    /s/ Howard S. Breslow
                                                -------------------------------
                                                Howard S. Breslow
                                                Director

Date:         April 14, 2006                    /s/ Thomas Girschweiler
                                                -------------------------------
                                                Thomas Girschweiler
                                                Director