Form 10QSB
period 2006-03-31
BIOLIFE SOLUTIONS INC
filed 2006-05-19
CIK 834365

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006                        Commission file number 0-18170

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12G-2 of the Exchange Act).      Yes  ☐    No  ☒

68,773,188 shares of BioLife Solutions, Inc. Common Stock, par value $.001 per share, were outstanding as of May 14, 2006.

Transitional Small Business Disclosure Format (check one).      Yes  ☐     No  ☒

BioLife Solutions, Inc.
Form 10-QSB
Quarter Ended March 31, 2006

Index

Page No.
Part I. Financial Information
Item 1. Financial Statements:
Unaudited Balance Sheet at March 31, 2006	2
Unaudited Statements of Operations for the three month periods ended March 31, 2006 and March 31, 2005	3
Unaudited Statements of Cash Flows for the three month periods ended March 31, 2006 and March 31, 2005	4
Notes to Financial Statements	5-7
Item 2. Management’s Discussion and Analysis	8-10
Item 3. Controls and Procedures	11

Part II. Other Information
Item 6. Exhibits and Reports	12-13
Signatures	14
Certifications	15-17

Part I
Financial Information

Item 1. Financial Statements
BioLife Solutions, Inc.
Balance Sheet
(Unaudited)

March 31,
2006
Assets
Current assets
Cash and cash equivalents	$30,863
Receivables, net of allowance for doubtful accounts	82,975
Inventories	101,336
Prepaid expenses and other current assets	21,317
Total current assets	236,491
Property and equipment
Leasehold improvements	49,627
Furniture and computer equipment	42,247
Manufacturing and other equipment	130,575
Total	222,449
Less: Accumulated depreciation and amortization	(168,733)
Net property and equipment	53,716
Total assets	$290,207
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$142,657
LDC Loan - current maturities	28,807
Accrued compensation	77,428
Total current liabilities	248,892
Long term liabilities
LDC Loan - less current maturities above	190,140
Total liabilities	439,032
Commitments and contingencies
Stockholders’ deficit
Series F convertible preferred stock, $.001 par value; 12,000 shares authorized, issued and outstanding	12
Series G convertible preferred stock, $.001 par value; 80 shares authorized, 55 shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,413,209 shares issued and outstanding	12,413
Additional paid-in capital	40,731,725
Accumulated deficit	(40,892,975)
Total stockholders’ deficit	(148,825)
Total liabilities and stockholders’ deficit	$290,207

See notes to financial statements

BioLife Solutions, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue
Product sales	$147,045	$87,364
Facilities fee - related party	-	20,863
Management fee - related party	-	11,475
Total revenue	147,045	119,702

Operating expenses
Product sales	81,219	48,113
Research and development	4,280	11,330
Sales and marketing	37,867	24,056
General and administrative	232,799	201,762
Total expenses	356,165	285,261
Operating loss	(209,120)	(165,559)
Other income (expense)
Interest expense	(2,795)	-
Other income	901	2,782
Total other income (expense)	(1,894)	2,782
Net Loss	$(211,014)	$(162,777)
Basic and diluted net loss per common share:
Total basic and diluted net loss per common share	$(0.02)	$(0.01)
Basic and diluted weighted average common shares used to compute net loss per share	12,413,209	12,413,209

See notes to financial statements

BioLife Solutions, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(211,014)	$(162,777)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	12,382	15,976
Stock-based compensation expense	23,708	-
Change in operating net assets and liabilities
(Increase) decrease in
Accounts receivable	(6,632)	18,431
Inventories	22,078	(706)
Prepaid and other current assets	(21,317)	(23,383)
Increase (decrease) in
Accounts payable	76,993	12,668
Accrued expenses	(45,736)	(6,560)
Accrued compensation	6,130	(26,201)
Net cash used by operating activities	(143,408)	(170,262)
Cash flows from investing activities
Purchase of property and equipment	(3,844)	-
Net cash used by investing activities	(3,844)	-
Cash flows from financing activities
Principal payments on notes payable	(6,980)	-
Net cash used by financing activities	(6,980)	-
Net decrease in cash	(154,232)	(170,262)
Cash - beginning of period	185,095	531,684
Cash - end of period	$30,863	$361,422

See notes to financial statements

BioLife Solutions, Inc.
Notes to Financial Statements

A. General

Incorporated in 1998 in the State of Delaware as a wholly owned subsidiary of Cryomedical Sciences, Inc. (“Cryomedical”), BioLife Solutions, Inc. (“BioLife” or the “Company”) develops, manufactures and markets low temperature technologies for use in preserving and prolonging the viability of cellular and genetic material for use in cell therapy and tissue engineering. The Company’s patented HypoThermosol® platform technology is used to provide customized preservation solutions designed to significantly prolong cell, tissue and organ viability. These solutions, in turn, could improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation. The Company currently markets its HypoThermosol® line of solutions directly to companies and labs engaged in pre-clinical research, and to academic institutions.

In May 2002, Cryomedical implemented a restructuring and recapitalization program designed to shift its focus away from cryosurgery toward addressing preservation and transportation needs in the biomedical marketplace. On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare Inc., a public company. In the transaction, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2.2 million in cash and 120,022 shares of Endocare restricted common stock. In conjunction with the sale of Cryomedical’s cryosurgical assets, Cryomedical’s Board of Directors also approved merging BioLife into Cryomedical and changing its name to BioLife Solutions, Inc. In September 2002, Cryomedical changed its name to BioLife Solutions, Inc. and began to trade under the new ticker symbol, “BLFS” on the OTCBB. Subsequent to the merger, the Company ceased to have any subsidiaries.

The Balance Sheet as of March 31, 2006, and the Statements of Operations and Statements of Cash Flows for the three month periods ended March 31, 2006 and 2005 have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2006, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results anticipated for the full year.

B. Financial Condition

The Company has been unable to generate sufficient income from operations to meet its operating needs. At March 31, 2006, the Company had stockholders' deficit of approximately $149,000 and a working capital deficit of approximately $12,000. These factors raise doubt about the Company’s ability to continue as a going concern.

In March 2006, in order to secure much needed capital, the Board of Directors approved a plan to raise additional capital from the holders of its outstanding warrants and stock options at a reduced price of $0.04 per share, in order to a) prevent further dilution by the issuance of additional securities to outsiders, and (b) to restructure the capitalization of the Company. For the period April 1 through May 1, 2006, the Company was able to raise approximately $879,000 in cash and was relieved of certain liabilities totaling approximately $113,000 and is due approximately $30,000 in subscriptions for a total of approximately $1,022,000 through (a) the exercise of warrants to purchase 23,022,783 shares of the Company’s Common Stock at $0.04, and (b) the exercise of stock options to purchase 2,547,000 shares of the Company’s Common Stock at $0.04.

The offering was conditioned upon all shares of the Company’s Series F Preferred Stock and Series G Preferred Stock converting into Common Stock of the Company. As a result, subsequent to March 31, 2006, 12,000 shares of the Company’s Series F Preferred Stock were converted to 4,800,000 shares of Common Stock and 55.125 shares of the Company’s Series G Preferred Shares were converted to 17,226,563 shares of Common Stock.

The Company believes it has sufficient funds to continue operations in the near term. Future capital requirements will depend on many factors, including the ability to market and sell the Company’s product line, research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the maintenance of our manufacturing facility, the maintenance of sales and marketing capabilities, and the establishment of collaborative relationships with other parties.

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

C. Inventories

Inventories consist of $77,736 of finished product and $23,600 of manufacturing materials at March 31, 2006.

D. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income from operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants. Potential common shares were not included in the diluted earnings per share amounts for the three-month periods ended March 31, 2006 and 2005 as their effect would have been anti-dilutive.

E. Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004) "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Pro forma disclosure is no longer an alternative. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee.

The Company adopted SFAS No. 123(R) effective January 1, 2006 and is recognizing the cost of stock-based compensation, consisting of stock options, using the “Modified Prospective Application” transition method whereby the cost of new awards and awards modified, repurchased or cancelled after January 1, 2006 and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the requisite service is rendered on or after the effective date, January 1, 2006. This standard will have a material impact on the Company’s financial statements. Under the modified prospective application transition method, no restatement of previously issued financial statements is required. Compensation expense is measured and recognized beginning in 2006 as follows:

AWARDS GRANTED AFTER DECEMBER 31, 2005 - Awards are measured at their fair value at date of grant. The resulting compensation expense is recognized in the Statement of Operations ratably over the vesting period of the award.

AWARDS GRANTED PRIOR TO DECEMBER 31, 2005 - Awards were measured at their fair value at the date of original grant. Compensation expense associated with the unvested portion of these options at January 1, 2006 is recognized in the Statement of Operations ratably over the remaining vesting period. Compensation expense associated with options granted prior to January 1, 2006 totaled $23,708 for the quarter ended March 31, 2006. No similar expense was charged against income in the prior periods as the Company had elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

For all grants issued after December 31, 2005 the amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate which is derived from historical data.

For the three months ended March 31, 2005, the intrinsic value based method of accounting for stock options prescribed by APB No. 25 was applied. Accordingly, no compensation expense was recognized for these stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, net loss would have been increased to the following proforma amount as follows:

Three Months Ended
March 31,
2005
Net loss as reported	$(162,777)

Compensation expense based on fair value, net of related tax effects	(17,805)

Pro forma net loss	$(180,582)

Basic and diluted net loss per share as reported	$(0.01)

Pro forma	$(0.01)

Proforma compensation expense recognized under SFAS No. 123 does not consider estimated forfeitures.

F. Reclassifications

Certain March 2005 amounts have been reclassified to conform to the March 2006 presentation. The reclassifications had no material effect on operations.

G. Subsequent Event

On May 1, 2006, a new member was elected to the Board of Directors. The Company granted to the new director options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.085 per share.

On May 1, 2006, the Company declared the accumulated dividends payable on the Series F preferred stock and Series G preferred stock through December 31, 2005, which are to be paid in common stock of the Company on May 1, 2006. The total number of shares payable in connection with such dividend is 8,763,633. After the payment of such dividends and the issuance of shares of common stock in connection with the conversion of the Series F preferred stock and Series G preferred stock and the exercise of the aforementioned options/warrants, the Company will have 68,773,188 shares of common stock issued and outstanding.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth elsewhere herein.

BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary, bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation and storage. The Company believes that the HypoThermosol®, GelStor and CryoStor products it is selling today are a significant step forward in meeting these needs.

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

The Company currently markets its HypoThermosol®, CryoStor and GelStor line of solutions to companies and labs engaged in pre-clinical research, and to academic institutions.

Results of Operations (Quarter ended March 31, 2006 compared to the quarter ended March 31, 2005)

Revenue

Revenue for the quarter ended March 31, 2006 increased $27,343, or 23%, to $147,045, compared to $119,702 for the quarter ended March 31, 2005. The shift in focus toward product sales resulted in a 68% increase in revenue from product sales in the first quarter of 2006 as compared to the first quarter of 2005. In 2004, the Company elected to discontinue engaging directly in Small Business Innovative Research (“SBIR”) grants and entered into a research agreement with Cell Preservation Services, Inc. (“CPSI”) to outsource to CPSI all BioLife research funded through SBIR grants. In addition to shifting R&D related expenses to CPSI, BioLife received facilities and management fees from CPSI in exchange for the use of BioLife facilities and management services in connection with the research performed in 2005. In the first quarter of 2005, BioLife had revenues of $20,863 and $11,475 for facilities fees and management fees, respectively. BioLife earned no facilities or management fees in the first quarter of 2006 as CPSI engaged in no grant related research activity in the first quarter of 2006.

Cost of Product Sales

Cost of product sales for the quarter ended March 31, 2006 increased $33,106, or 69%, to $81,219, compared to $48,113 for the quarter ended March 31, 2005. The increase in cost of product sales is the result of increased production costs associated with the increase in product sales.

Research and development expenses

Expenses relating to research and development for the quarter ended March 31, 2006 decreased $7,050, or 62%, from the previous quarter ended March 31, 2005. Research and development expenses were $4,280 for the quarter ended March 31, 2006, compared to $11,330 for the quarter ended March 31, 2005. This decrease was due to a decrease in patent attorney related fees for the first quarter.

Sales and marketing expenses

For the quarter ended March 31, 2006, sales and marketing expenses increased $13,811, or 57%, to $37,867, compared to $24,056 for the quarter ended March 31, 2005. The increase in sales and marketing expense was due to the increased sales and marketing activities in 2006 such as tradeshows, advertising, travel, and supplies.

General and administrative expenses

For the quarter ended March 31, 2006, general and administrative expense increased $31,037, or 15%, to $232,799, compared to $201,762 for the quarter ended March 31, 2005. Notable increases in general and administration expenses from the first quarter of 2005 to the first quarter of 2006 include an increase in accounting and legal expenses totaling approximately $11,700. This increase in the first quarter of 2006 resulted from additional expenses incurred as a result of the financing activity and related events during the period. The Company also recorded stock-based compensation expense totaling $23,708. These increases were partially offset by a decrease in equipment rental fees totaling approximately $4,200 from the first quarter of 2005 to the first quarter of 2006 as several of the Company’s equipment leases expired and more cost effective solutions were implemented. In addition, expenses related to commercial insurance decreased by approximately $4,100 in the first quarter of 2006 as the Company was able to reduce commercial insurance premiums.

Operating expenses and net loss

For the quarter ended March 31, 2006, operating expenses (excluding product costs) increased $37,798, or 16%, to $274,946, compared to $237,149 for the quarter ended March 31, 2005. The Company reported a net loss of ($211,014) for the quarter ended March 31, 2006, compared to a net loss of ($162,777) for the quarter ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, the Company had cash and cash equivalents of $30,863, compared to cash and cash equivalents of $361,422 at March 31, 2005. At March 31, 2006, the Company had a working capital deficit of $12,401, compared to a working capital surplus of $337,155 at March 31, 2005. These decreases are a result of the Company not able to provide sufficient working capital from operations.

During the first quarter of 2006, the Company generated approximately $147,000 in product sales, the highest product sales quarter since the Company began to focus on product sales. This represents an 11% increase over the previous high product sales quarter (fourth quarter of 2005) of $132,867. While the increasing product sales appear promising, the Company has been unable to support its operations solely from revenue generated from product sales.

In September 2005, the Company secured a loan from the Tioga County LDC in the amount of $230,500 to support its working capital needs and enhance production capabilities to support the distribution agreement with VWR International. The loan is a 7 year note with an annual interest rate of 5% requiring monthly payments of $3,258.

During the quarter ended March 31, 2006, net cash used by operating activities was approximately $143,000, compared to net cash used by operating activities of approximately $170,000 for the quarter ended March 31, 2005. The use of cash is indicative of the Company’s lack of sufficient sales to support the operations.

During the quarter ended March 31, 2006, net cash used by investing activities was approximately $3,800 resulting from purchases of property and equipment to support the manufacturing facility. There was no cash used in investing activities for the quarter ended March 31, 2005.

During the quarter ended March 31, 2006, net cash used by financing activities was approximately $7,000 resulting from principal payments on the Tioga County LDC loan. There was no cash used by financing activities for the quarter ended March 31, 2005.

In March 2006, in order to secure much needed capital, the Board of Directors approved a plan to raise additional capital from the holders of its outstanding warrants and stock options at a reduced price of $0.04 per share, in order to a) prevent further dilution by the issuance of additional securities to outsiders, and (b) to restructure the capitalization of the Company. For the period April 1, 2006 through May 1, 2006, the Company was able to raise $879,340 through (a) the exercise of warrants to purchase 23,022,783 shares of the Company’s Common Stock at $0.04, and (b) the exercise of stock options to purchase 2,547,000 shares of the Company’s Common Stock at $0.04. Under the terms of the plan, the Company offered to:

1.
the holders of the Company’s (a) 12,000 shares of Series F Preferred Stock, convertible into 4,800,000 shares of the Company’s Common Stock, and (b) the 6,000 Series F Warrants to purchase 2,400,000 shares of the Company’s Common Stock at $.375 per share purchased in conjunction with the Series F Pfd. Stock, the right to exercise the Series F Warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (same number of shares at a lower price), provided that (a) simultaneously with the exercise of such right, the holder converts his shares of Series F Pfd. Stock into shares of the Company’s Common Stock, and (b) the conversion of the Series F Pfd. Stock and exercise of the Series F Warrants take place on or before March 31, 2006 (which date was extended to May 1, 2006) ;

2.
the holders of the Company’s 55.125 shares of Series G Pfd. Stock, which Series G Pfd. Stock is convertible into 17,226,563 shares of the Company’s Common Stock, and (b) the 55.125 Series G Warrants to purchase 17,226,563 of the Company’s Common Stock at $.08 per share purchased in conjunction with the Series G. Pfd. Stock, the right to exercise the Series G Warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (same number of shares at a lower price), provided that (a) simultaneously with the exercise of such right, they convert their shares of Series G Pfd. Stock into shares of the Company’s Common Stock, and (b) the conversion of the Series G Pfd. Stock and exercise of the Series G Warrants take place on or before March 31, 2006 (which date was extended to May 1, 2006);

3.
the holders of all exercisable Stock Options to purchase shares of the Company’s Common Stock (an aggregate of 3,511,000 shares of the Company’s Common Stock) at prices ranging from $.08-$2.50 per share, the right to exercise such Stock Options and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (the same number of shares at a lower exercise price), provided that the exercise of such stock options takes place on or before March 31, 2006 (which date was extended to May 1, 2006); and

4.
the holders of all Warrants to purchase shares of the Company’s Common Stock (an aggregate of 7,640,295 shares of the Company’s Common Stock) at prices ranging from $.08-$41.25 per share, the right to exercise such warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (the same number of shares at a lower price), provided the exercise of the warrants takes place on or before March 31, 2006 (which date was extended to May 1, 2006).

The offering was conditioned upon all shares of the Company’s Series F Preferred Stock and Series G Preferred Stock converting into Common Stock of the Company. As a result, subsequent to March 31, 2006, 12,000 shares of the Company’s Series F Preferred Stock were converted to 4,800,000 shares of Common Stock and 55.125 shares of the Company’s Series G Preferred Shares were converted to 17,226,563 shares of Common Stock. In addition, on May 1, 2006, the Company declared, effective as of December 31, 2005, the accumulated dividends payable on the Series F preferred stock and Series G preferred stock, which dividends are to be paid in common stock of the Company on May 1, 2006. The total number of shares payable in connection with such dividend is 8,763,633. After the payment of such dividends and the issuance of shares of common stock in connection with the conversion of the Series F preferred stock and Series G preferred stock and the exercise of the aforementioned options/warrants, the Company will have 68,773,188 shares of common stock issued and outstanding.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventories, fixed assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company’s judgments on the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that following accounting policies involves more significant judgments and estimates in the preparation of the financial statements. The Company maintains an allowance for doubtful accounts for estimated losses that may result from the inability of its customers to make payments. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, the Company may be required to make additional allowances. The Company writes down inventory for estimated obsolete or unmarketable inventory to the lower of cost or market based on assumptions of future demand. If the actual demand and market conditions are less favorable than projected, additional write-downs may be required.

Contract Obligations

The Company leases equipment as lessee, under an operating lease expiring in November 2011. The lease requires monthly payments of $337.

In January 2004, BioLife signed a 3 year lease with Field Afar Properties, LLC whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month. Renovation of the new facility was completed in April 2004. The Company’s Chief Executive Officer is an owner of Field Afar Properties, LLC.

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

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected. The Company’s disclosure and controls procedures are designed to provide reasonable assurance of achieving their objectives. The Company’s CEO/CFO has concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

There were no significant changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this report.

* Filed herewith

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioLife Solutions, Inc. (Registrant)
Date: May 15, 2006	By:	/s/ John G. Baust
John G. Baust, PhD
President and Chief Executive Officer (Principal Executive Officer )