Form 10QSB
period 2006-06-30
BIOLIFE SOLUTIONS INC
filed 2006-08-14
CIK 834365

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                    ----------------------------------------

                                   FORM 10-QSB

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    ----------------------------------------

                                     0-18170
                              (Commission File No.)

                             BIOLIFE SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                        94-3076866
(State or Other Jurisdiction of Incorporation)        (IRS Employer I.D. Number)

                                171 FRONT STREET
                              OWEGO, NEW YORK 13827
           (Address of principal executive offices including zip code)

                                 (607) 687-4487
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12g-2 of the Exchange Act). Yes |_| No |X|


68,773,188 SHARES OF BIOLIFE SOLUTIONS, INC. COMMON STOCK, PAR VALUE $.001 PER SHARE, WERE OUTSTANDING AS OF AUGUST 14, 2006


Transitional Small Business Disclosure Format (check one). Yes |_| No |X|.

                             BIOLIFE SOLUTIONS, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2006

                                      INDEX




                                                                                                                   Page No.
Part I. Financial Information
         Item 1. Financial Statements:
              Unaudited Balance Sheet at June 30, 2006..........................................................      2
              Unaudited Statements of Operations for the three and six month periods ended June 30, 2006 and
              June 30, 2005.................................................................................          3
              Unaudited Statements of Cash Flows for the six month periods ended June 30, 2006 and June 30,
              2005..............................................................................................      4
              Notes to Financial Statements.....................................................................     5-9
         Item 2. Management's Discussion and Analysis...........................................................    10-14
         Item 3. Controls and Procedures........................................................................    14-15

Part II. Other Information
         Item 6. Exhibits.......................................................................................      16
         Signatures.............................................................................................      17
         Index to Exhibits......................................................................................      18
         Certifications.........................................................................................    19-20

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             BIOLIFE SOLUTIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                                   JUNE 30,
                                                                                     2006
                                                                              --------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                         $    629,935
Receivables, net of allowance for doubtful accounts                                    114,341
Inventories                                                                             79,198
Prepaid expenses and other current assets                                               21,316
                                                                                  ------------
TOTAL CURRENT ASSETS                                                                   844,790
                                                                                  ------------
PROPERTY AND EQUIPMENT
Leasehold improvements                                                                  59,264
Furniture and computer equipment                                                        32,245
Manufacturing and other equipment                                                      125,852
                                                                                  ------------
TOTAL                                                                                  217,361
Less:  Accumulated depreciation and amortization                                      (167,737)
                                                                                  ------------
NET PROPERTY AND EQUIPMENT                                                              49,624
                                                                                  ------------
TOTAL ASSETS                                                                      $    894,414
                                                                                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
LDC Loan - current maturities                                                     $     29,168
Accounts payable                                                                       117,110
Accounts payable - related parties                                                      10,882
Accrued expenses                                                                         2,358
Accrued compensation                                                                    14,750
                                                                                  ------------
TOTAL CURRENT LIABILITIES                                                              174,268
                                                                                  ------------
LONG TERM LIABILITIES
LDC Loan - less current maturities above
                                                                                       182,711
                                                                                  ------------
TOTAL LIABILITIES                                                                      356,979
                                                                                  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares
     authorized, 68,773,188 shares issued and outstanding                               68,773
Additional paid-in capital                                                          41,876,929
Accumulated deficit                                                                (41,382,303)
                                                                                  ------------
                                                                                       563,399
Stock subscriptions receivable                                                         (25,964)
                                                                                  ------------
TOTAL STOCKHOLDERS' EQUITY                                                             537,435
                                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $    894,414
                                                                                  ============

                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
                                                       2006                 2005              2006                  2005
                                                 ----------------- ------------------    ---------------- --- -----------------
REVENUE
Product sales                                      $    156,318       $    101,754       $    303,363       $    189,117
Facilities fee - related party                               --              20,863                --             41,725
Management fee - related party                               --             11,475                 --             22,950
                                                   ------------       ------------       ------------       ------------
TOTAL REVENUE                                           156,318            134,092            303,363            253,792
                                                   ------------       ------------       ------------       ------------

OPERATING EXPENSES
Product sales                                            92,052             36,212            173,271             84,325
Research and development                                 14,740              1,553             19,020             12,884
Sales and marketing                                      66,484              9,742            104,351             33,798
General and administrative                              428,854            217,393            661,653            419,152
                                                   ------------       ------------       ------------       ------------
TOTAL EXPENSES                                          602,130            264,900            958,295            550,159
                                                   ------------       ------------       ------------       ------------
OPERATING LOSS                                         (445,812)          (130,808)          (654,932)          (296,367)
                                                   ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE)
Interest expense                                        (46,501)                --            (49,296)                --
Other income                                              2,985              2,042              3,886              4,824
                                                   ------------       ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                            (43,516)             2,042            (45,410)             4,824
                                                   ------------       ------------       ------------       ------------
NET LOSS                                           $   (489,328)      $   (128,766)      $   (700,342)      $   (291,543)
                                                   ============       ============       ============       ============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE:
TOTAL BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                       $      (0.01)      $      (0.01)      $      (0.02)      $      (0.02)
                                                   ============       ============       ============       ============
Basic and diluted weighted average
     common shares used to compute net
     loss per share                                  60,721,762         12,413,209         36,700,935         12,413,209
                                                   ============       ============       ============       ============

                        See notes to financial statements

                             BIOLIFE SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                               2006                   2005
                                                                         ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $(700,342)            $(291,543)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES
Depreciation                                                                     26,173                32,069
Loss on disposal of property and equipment                                        3,273                    --
Stock-based compensation expense                                                202,468                    --
CHANGE IN OPERATING NET ASSETS AND LIABILITIES
(INCREASE) DECREASE IN
Accounts receivable                                                             (37,998)               34,574
Inventories                                                                      44,215               (61,826)
Prepaid and other current assets                                                (21,316)              (22,067)
INCREASE (DECREASE) IN
Accounts payable                                                                105,863                53,481
Accounts payable - related parties                                                2,153                    --
Accrued expenses                                                                (43,378)               (1,320)
Accrued compensation                                                             10,952               (73,039)
                                                                              ---------             ---------
NET CASH USED IN OPERATING ACTIVITIES                                          (407,937)             (329,671)
                                                                              ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                              (16,816)              (12,622)
                                                                              ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES                                           (16,816)              (12,622)
                                                                              ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable                                             (14,048)                   --
Receipts from exercise of options and warrants                                  883,641                    --
                                                                              ---------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       869,593                    --
                                                                              ---------             ---------
NET INCREASE (DECREASE) IN CASH                                                 444,840              (342,293)

CASH - BEGINNING OF PERIOD                                                      185,095               531,684
                                                                              ---------             ---------
CASH - END OF PERIOD                                                          $ 629,935             $ 189,391
                                                                              =========             =========


NON-CASH INVESTING AND FINANCING ACTIVITIES:

In connection with stock options exercised during the quarter ended June 30, 2006, liabilities totaling $113,187 were forgiven by employees as partial payment for their common stock. In addition, the company granted stock subscription loans to employees totaling $30,264 to assist in exercising their options.

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

The Balance Sheet as of June 30, 2006, the Statements of Operations for the three and six month periods ended June 30, 2006 and 2005 and Statements of Cash Flows for the six month periods ended June 30, 2006 and 2005 have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2006, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the operating results anticipated for the full year.


B. FINANCIAL CONDITION

At June 30, 2006, the Company had stockholders' equity of approximately $563,000 and a working capital surplus of approximately $670,000. The Company has been unable to generate sufficient income from operations to meet its operating needs. This raises doubt about the Company's ability to continue as a going concern.

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


C. INVENTORIES

Inventories consist of $58,167 of finished product and $21,031 of manufacturing materials at June 30, 2006.

The Company has a policy of segregating from its unexpired inventory its preservation solutions inventory that is near expiration or has expired. During June 2006 the Company suffered a loss related to the expired inventory and has submitted an insurance claim. The Company will record this gain contingency if, and when realized.


D. STOCKHOLDERS' EQUITY

In March 2006, in order to secure much needed capital, the Board of Directors approved a plan to raise additional capital from the holders of its outstanding warrants and stock options at a reduced price of $0.04 per share, in order to
(a) prevent further dilution by the issuance of additional securities to outsiders, and (b) to restructure the capitalization of the Company. The offering was completed on May 1, 2006 and the Company was able to raise $883,641 through (a) the exercise of warrants to purchase 23,022,783 shares of the Company's Common Stock at $0.04, and (b) the exercise of stock options to purchase 2,547,000 shares of the Company's Common Stock at $0.04. As a result, 12,000 shares of the Company's Series F Preferred Stock were converted to 4,800,000 shares of Common Stock and 55.125 shares of the Company's Series G Preferred Shares were converted to 17,226,563 shares of Common Stock. After the conversion, the company terminated all designations of Series F and G Preferred Shares. In addition, on May 1, 2006, the Company declared, effective as of December 31, 2005, $507,808 and $217,181 in accumulated dividends payable on the Series F preferred stock and Series G preferred stock, respectively, which dividends were paid in common stock of the Company on May 1, 2006. The total number of shares paid in connection with such dividends was 8,763,633. After the payment of such dividends, the issuance of shares of common stock in connection with the conversion of the Series F preferred stock and Series G preferred and the aforementioned exercise of options and warrants, the Company had 68,773,188 shares of common stock issued and outstanding.

At June 30, 2006 there were options to purchase 3,519,000 shares of Company stock outstanding, 1,089,000 of which were exercisable, with exercise prices ranging from $0.08 to $2.50 per share. At June 30, 2006 there were warrants to purchase 4,244,075 shares of Company stock outstanding, all of which were exercisable, with exercise prices ranging from $0.08 to $2.65 per share.

E. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income from operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants. Potential common shares were not included in the diluted earnings per share amounts for the three and six month periods ended June 30, 2006 and 2005 as their effect would have been anti-dilutive.


F. STOCK-BASED COMPENSATION

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

The Company adopted SFAS No. 123(R) effective January 1, 2006 and is recognizing the cost of stock-based compensation, consisting of stock options, using the "Modified Prospective Application" transition method whereby the cost of new awards and awards modified, repurchased or cancelled after January 1, 2006 and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the requisite service is rendered on or after the effective date, January 1, 2006. Under the modified prospective application transition method, no restatement of previously issued financial statements is required. Compensation expense is measured and recognized beginning in 2006 as follows:

AWARDS GRANTED AFTER DECEMBER 31, 2005 - Awards are measured at their fair value at date of grant. The resulting compensation expense is recognized in the Statement of Operations ratably over the vesting period of the award.

AWARDS GRANTED PRIOR TO JANUARY 1, 2006 - Awards were measured at their fair value at the date of original grant. Compensation expense associated with the unvested portion of these options at January 1, 2006 is recognized in the Statement of Operations ratably over the remaining vesting period. Compensation expense associated with options granted prior to January 1, 2006 totaled $23,708 for the three months ended June 30, 2006 and $47,416 for the six months ended June 30, 2006. No similar expense was charged against income in the prior periods as the Company had elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

For all grants issued after December 31, 2005 the amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate which is derived from historical data.

For the three and six month periods ended June 30, 2005, the intrinsic value based method of accounting for stock options prescribed by APB No. 25 was applied. Accordingly, no compensation expense was recognized for these stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date.

If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, net loss would have been increased to the following pro forma amount as follows:

                                                                     THREE MONTHS                  SIX MONTHS
                                                                        ENDED                        ENDED
                                                                    JUNE 30, 2005                JUNE 30, 2005
                                                                -----------------------      -----------------------
Net loss as reported                                                  $(128,766)                    $(291,543)
Compensation expense based on fair value,
     net of related tax effects                                         (17,805)                      (35,610)
                                                                      ---------                     ---------

     Pro forma net loss                                               $(146,571)                    $(327,153)
                                                                      =========                     =========

Basic and diluted net loss per share as reported                      $   (0.01)                    $   (0.02)
                                                                      =========                     =========

     Pro forma                                                        $   (0.01)                    $   (0.03)
                                                                      =========                     =========

Pro forma compensation expense recognized under SFAS No. 123 does not consider estimated forfeitures.


G. RECLASSIFICATIONS

Certain June 2005 amounts have been reclassified to conform to the June 2006 presentation. The reclassifications had no material effect on operations.


H. SUBSEQUENT EVENTS

On July 26, 2006, John G. Baust, who served until such date as President and Chief Executive Officer of the Company relinquished such position to become Chairman of the Board of Directors and Chief Scientific Officer of the Company and to focus on product development. Dr. Baust entered into a new employment agreement with the Company, pursuant to which (a) he is employed by the Company for an initial term of one (1) year, which term shall automatically renew for additional one (1) year periods, unless not less than 90 days prior to the commencement of any such one (1) year period the Company notifies Dr. Baust, in writing, that the term of the agreement shall not be extended, (b) he will receive a base salary of $20,000 per month through January 26, 2007, and thereafter $10,000 per month, and shall be entitled to annual bonuses of up to 50% of his base salary based upon the achievement of specific milestones to be accomplished by the Company for the ensuing year, (c) in the event he leaves the employ of the Company (voluntarily or involuntarily) within three (3) months after a Change of Control, the Company shall continue to pay his base salary for a period of 24 consecutive months, and (d) in the event his employment is terminated by the Company without cause, the Company shall continue to pay him his base salary through the end of the then current term of the agreement and any bonus to which he might be entitled through the end of the quarter during which such termination takes effect.

Additionally, on July 26, 2006, Michael Rice was named as President and Chief Executive Officer of the Company, effective as of August 7, 2006. Mr. Rice has entered into an employment agreement with the Company, commencing August 7, 2006, pursuant to which (a) he is employed by the Company for an initial term of one (1) year, which term shall automatically renew for successive one (1) year periods in the event either party does not send the other a "termination notice" not less than ninety (90) days prior to the expiration of the initial term, or any subsequent term, (b) he will receive a base salary of $200,000, with such increases as may be determined from time to time by the Board of Directors, and will be eligible for quarterly bonus payments equal to $25,000 per calendar quarter based on certain key objectives which will be determined by the Board,
(c) he will be granted options to purchase 1,500,000 shares of the Company's Common Stock, which options will be exercisable at the fair market value of the Company's Common Stock on the date of grant and will vest over a period of three
(3) years, and (d) in the event his employment is terminated by the Company Without Cause or by Mr. Rice for Good Reason, he will be entitled to continued payment of his base salary for one (1) year after the date of termination, or, if termination by him for Good Reason is on account of a "Change in Control," eighteen (18) months after the effective date of the "Change in Control" event.

Pursuant to his employment agreement, upon joining the Company on August 7, 2006, Mr. Rice will be nominated and elected as a director of the Company. Mr. Rice will not serve on any committee as the Board does not have any committees. Other than the covenant in his employment agreement to nominate and elect him as a director of the Company, there was no arrangement or understanding between Mr. Rice and any other person, pursuant to which Mr. Rice is to be elected as a director.

There are no family relationships between Mr. Rice and any of the directors or executive officers of the Company. There have been no transactions during the past two (2) years between Mr. Rice (or any member of his immediate family) and the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth elsewhere herein.

BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary, bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation and storage. The Company believes that the HypoThermosol(R), CryoStor and GelStor products it is selling today are a significant step forward in meeting these needs.

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

RESULTS OF OPERATIONS (THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2005)

REVENUE

Revenue for the quarter ended June 30, 2006 increased $22,226, or 17%, to $156,318, compared to $134,092 for the quarter ended June 30, 2005. The shift in focus toward product sales resulted in a 54% increase in revenue from product sales in the second quarter of 2006 as compared to the second quarter of 2005. In 2004, the Company elected to discontinue engaging directly in Small Business Innovative Research ("SBIR") grants and entered into a research agreement with Cell Preservation Services, Inc. ("CPSI") to outsource to CPSI all BioLife research funded through SBIR grants. In addition to shifting R&D related expenses to CPSI, BioLife received facilities and management fees from CPSI in exchange for the use of BioLife facilities and management services in connection with the research performed in 2005. In the second quarter of 2005, BioLife had revenues of $20,863 and $11,475 for facilities fees and management fees, respectively. BioLife earned no facilities or management fees in the second quarter of 2006 as CPSI engaged in no grant related research activity during this period.

Revenue for the six month period ended June 30, 2006 increased $49,571, or 20%, to $303,363, compared to $253,792 for the six month period ended June 30, 2005. The shift in focus toward product sales resulted in a 60% increase in revenue from product sales for the six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005. During the six month period ended June 30, 2005, BioLife had revenues of $41,725 and $22,950 for facilities fees and management fees, respectively. BioLife earned no facilities or management fees during the six month period ended June 30, 2006 as CPSI engaged in no grant related research during this period.

COST OF PRODUCT SALES

Cost of product sales for the quarter ended June 30, 2006 increased $55,840, or 154%, to $92,052, compared to $36,212 for the quarter ended June 30, 2005. Cost of product sales for the six month period ended June 30, 2006 increased $88,946, or 105%, to $173,271, compared to $84,325 for the six month period ended June 30, 2005. These increases are primarily the result of increased production costs, most of which were associated with the increase in product sales.

RESEARCH AND DEVELOPMENT EXPENSES

Expenses relating to research and development for the quarter ended June 30, 2006 increased $13,187, or 849%, to $14,740, compared to $1,553 for the quarter ended June 30, 2005. Expenses relating to research and development for the six month period ended June 30, 2006 increased $6,136, or 48%, to $19,020, compared to $12,884 for the six month period ended June 30, 2005. This increase was due to the addition of an employee to perform research and development work during the second quarter of 2006.

SALES AND MARKETING EXPENSES

For the quarter ended June 30, 2006, sales and marketing expenses increased $56,742, or 582%, to $66,484, compared to $9,742 for the quarter ended June 30, 2005. Sales and marketing expenses for the six month period ended June 30, 2006 increased $70,553, or 209%, to $104,351, compared to $33,798 for the six month period ended June 30, 2005. The increase in sales and marketing expense was due to the increased sales and marketing activities in 2006 such as tradeshows, advertising, travel, and supplies as well as the addition of two employees during the second quarter of 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

For the quarter ended June 30, 2006, general and administrative expenses increased $211,461, or 97%, to $428,854, compared to $217,393 for the quarter ended June 30, 2005. Notable increases in general and administration expenses from the second quarter of 2005 to the second quarter of 2006 include an increase in travel expenses totaling approximately $59,000. This increase resulted primarily from allowances based on travel expenditures made which were granted to two employees, including the Chief Executive Officer. The Company also recorded stock-based compensation expense totaling approximately $135,000 in the second quarter of 2006. In addition, facilities expenses increased approximately $8,000 from the second quarter of 2005 to the second quarter of 2006. These increases were partially offset by a decrease in equipment rental fees totaling approximately $5,000 from the second quarter of 2005 to the second quarter of 2006 as several of the Company's equipment leases expired and more cost effective solutions were implemented.

General and administrative expenses for the six month period ended June 30, 2006 increased $242,501, or 58%, to $661,653, compared to $419,152 for the six month period ended June 30, 2005. Notable increases in general and administration expenses include an increase in travel expenses for the six month period ended June 30, 2006 totaling approximately $59,000 when compared to the six month period ended June 30, 2005. This increase resulted primarily from allowances based on travel expenditures made which were granted to two employees, including the Chief Executive Officer. The Company also recorded stock-based compensation expense totaling approximately $158,000 for the six month period ended June 30, 2006. In addition, facilities expenses for the six month period ended June 30, 2006 increased approximately $12,000 when compared to the six month period ended June 30, 2005. These increases were partially offset by a decrease in equipment rental fees for the six month period ended June 30, 2006 totaling approximately $9,000 when compared to the six month period ended June 30, 2005 as several of the Company's equipment leases expired and more cost effective solutions were implemented.

INTEREST EXPENSE

For the quarter ended June 30, 2006, interest expense was $46,501. For the six month period ended June 30, 2006, interest expense was $49,296. There was no interest expense for the three and six month periods ended June 30, 2005. These increases are primarily the result of $44,000 in interest recorded as a result of modification of stock warrants which were originally issued in connection with promissory notes.

OPERATING EXPENSES AND NET LOSS

For the quarter ended June 30, 2006, operating expenses (excluding product costs) increased $281,390, or 123%, to $510,078, compared to $228,688 for the quarter ended June 30, 2005. The Company reported a net loss of ($489,328) for the quarter ended June 30, 2006, compared to a net loss of ($128,766) for the quarter ended June 30, 2005.

For the six month period ended June 30, 2006, operating expenses (excluding product costs) increased $319,190, or 69%, to $785,024, compared to $465,834 for the six month period ended June 30, 2005. The Company reported a net loss of ($700,342) for the six month period ended June 30, 2006, compared to a net loss of ($291,543) for the six month period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had cash and cash equivalents of $629,935, compared to cash and cash equivalents of $189,391 at June 30, 2005. At June 30, 2006, the Company had a working capital surplus of $670,522, compared to a working capital surplus of $220,862 at June 30, 2005.

During the second quarter of 2006, the Company generated approximately $156,000 in product sales, the highest product sales quarter since the Company began to focus on product sales. This represents a 6% increase over the previous high product sales quarter (first quarter of 2006) of $147,045. While the increasing product sales appear promising, the Company has been unable to support its operations solely from revenue generated from product sales.

In September 2005, the Company secured a loan from the Tioga County LDC in the amount of $230,500 to support its working capital needs and enhance production capabilities to support the distribution agreement with VWR International. The loan is a 7 year note with an annual interest rate of 5% requiring monthly payments of $3,258.

During the six month period ended June 30, 2006, net cash used by operating activities was approximately $408,000, compared to net cash used by operating activities of approximately $330,000 for the six month period ended June 30, 2005. The use of cash is indicative of the Company's lack of sufficient sales to support the operations.

During the six month period ended June 30, 2006, net cash used by investing activities was approximately $16,800, compared to net cash used by investing activities of approximately $12,600 for the six month period ended June 30, 2005. The use of cash resulted from purchases of property and equipment to support the manufacturing facility.

During the six month period ended June 30, 2006, net cash provided by financing activities was approximately $870,000 resulting from refinancing activities (described below) less approximately $14,000 in principal payments on the Tioga County LDC loan. There was no cash provided by financing activities for the quarter ended June 30, 2005.

In March 2006, in order to secure much needed capital, the Board of Directors approved a plan to raise additional capital from the holders of its outstanding warrants and stock options at a reduced price of $0.04 per share, in order to
(a) prevent further dilution by the issuance of additional securities to outsiders, and (b) to restructure the capitalization of the Company. Under the terms of the plan, the Company offered to:

1. the holders of the Company's (a) 12,000 shares of Series F Preferred Stock, convertible into 4,800,000 shares of the Company's Common Stock, and (b) the 6,000 Series F Warrants to purchase 2,400,000 shares of the Company's Common Stock at $.375 per share purchased in conjunction with the Series F Pfd. Stock, the right to exercise the Series F Warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (same number of shares at a lower price), provided that (a) simultaneously with the exercise of such right, the holder converts his shares of Series F Pfd. Stock into shares of the Company's Common Stock, and (b) the conversion of the Series F Pfd. Stock and exercise of the Series F Warrants take place on or before May 1, 2006;

2. the holders of the Company's 55.125 shares of Series G Pfd. Stock, which Series G Pfd. Stock is convertible into 17,226,563 shares of the Company's Common Stock, and (b) the 55.125 Series G Warrants to purchase 17,226,563 of the Company's Common Stock at $.08 per share purchased in conjunction with the Series G. Pfd. Stock, the right to exercise the Series G Warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (same number of shares at a lower price), provided that (a) simultaneously with the exercise of such right, they convert their shares of Series G Pfd. Stock into shares of the Company's Common Stock, and (b) the conversion of the Series G Pfd. Stock and exercise of the Series G Warrants take place on or before May 1, 2006;

3. the holders of all exercisable Stock Options to purchase shares of the Company's Common Stock (an aggregate of 3,511,000 shares of the Company's Common Stock) at prices ranging from $.08-$2.50 per share, the right to exercise such Stock Options and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (the same number of shares at a lower exercise price), provided that the exercise of such stock options takes place on or before May 1, 2006; and

4. the holders of all Warrants to purchase shares of the Company's Common Stock (an aggregate of 7,640,295 shares of the Company's Common Stock) at prices ranging from $.08-$41.25 per share, the right to exercise such warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (the same number of shares at a lower price), provided the exercise of the warrants takes place on or before May 1, 2006.

The offering was conditioned upon all shares of the Company's Series F Preferred Stock and Series G Preferred Stock converting into Common Stock of the Company.

The offering was completed on May 1, 2006 and the Company was able to raise $883,641 through (a) the exercise of warrants to purchase 23,022,783 shares of the Company's Common Stock at $0.04, and (b) the exercise of stock options to purchase 2,547,000 shares of the Company's Common Stock at $0.04. As a result, 12,000 shares of the Company's Series F Preferred Stock were converted to 4,800,000 shares of Common Stock and 55.125 shares of the Company's Series G Preferred Shares were converted to 17,226,563 shares of Common Stock. After the conversion, the company terminated all designations of Series F and G Preferred Shares. In addition, on May 1, 2006, the Company declared, effective as of December 31, 2005, $507,808 and $217,181 in accumulated dividends payable on the Series F preferred stock and Series G preferred stock, respectively, which dividends were paid in common stock of the Company on May 1, 2006. The total number of shares paid in connection with such dividends was 8,763,633. After the payment of such dividends, the issuance of shares of common stock in connection with the conversion of the Series F preferred stock and Series G preferred and the aforementioned exercise of options and warrants, the Company had 68,773,188 shares of common stock issued and outstanding.

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

In January 2004, BioLife signed a 3 year lease with Field Afar Properties, LLC whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month. Renovation of the new facility was completed in April 2004. The Company's Chief Scientific Officer is a member of Field Afar Properties, LLC.


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

There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

See accompanying Index to Exhibits included after the signature page of this report for a list of the exhibits filed or furnished with this report.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BioLife Solutions, Inc.
                                    -----------------------
                                             (Registrant)



Date: August 14, 2006                By:   /s/ Michael Rice
                                           -------------------------------
                                           Michael Rice
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                INDEX TO EXHIBITS

Exhibit No.        Description
-----------        -----------

   31.1            Certification pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002

   32.1            Certification pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002