Form 10QSB
period 2006-09-30
BIOLIFE SOLUTIONS INC
filed 2006-11-08
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

________________________________________

FORM 10-QSB

(Mark One)

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

0-18170
(Commission File No.)

BioLife Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	94-3076866
(State or Other Jurisdiction of Incorporation)	(IRS Employer I.D. Number)

171 Front Street Owego, New York 13827
(Address of principal executive offices)

(607) 687-4487
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12g-2 of the Exchange Act).   Yes ☐ No X

68,773,188 shares of BioLife Solutions, Inc. Common Stock, par value $.001 per share, were outstanding as of November 8, 2006

Transitional Small Business Disclosure Format (check one). Yes ☐ No X

BioLife Solutions, Inc.

Form 10-QSB

Quarter Ended September 30, 2006

Index

Page No.
Part I. Financial Information
Item 1. Financial Statements:
Unaudited Balance Sheet at September 30, 2006	3
Unaudited Statements of Operations for the three and nine month periods ended September 30, 2006 and September 30, 2005	4
Unaudited Statements of Cash Flows for the nine month periods ended September 30, 2006 and September 30, 2005	5
Notes to Financial Statements	6-8
Item 2. Management’s Discussion and Analysis	9-12
Item 3. Controls and Procedures	13

Part II. Other Information
Item 6. Exhibits	14
Signatures	15
Index to Exhibits	16

Part I

Financial Information

Item 1.  Financial Statements

BioLife Solutions, Inc.

Balance Sheet

(Unaudited)

September 30,
2006
Assets
Current assets
Cash and cash equivalents	$483,041
Trade receivables, net of allowance for doubtful accounts	58,285
Inventories	110,539
Prepaid expenses and other current assets	29,162
Total current assets	681,027
Property and equipment
Leasehold improvements	59,264
Furniture and computer equipment	37,380
Manufacturing and other equipment	128,448
Subtotal	225,092
Less: Accumulated depreciation and amortization	(181,020)
Net property and equipment	44,072
Total assets	$725,099

Liabilities and Stockholders' Equity
Current liabilities
LDC Loan – current maturities	$29,534
Accounts payable	60,783
Accounts payable – related parties	1,663
Accrued expenses	19,108
Accrued compensation	32,607
Insurance advance	231,363
Total current liabilities	375,058
Long term liabilities
LDC Loan – less current maturities above	175,189
Total liabilities	550,247
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 68,773,188 shares issued and outstanding	68,773
Additional paid-in capital	41,906,475
Accumulated deficit	(41,779,232)
Subtotal	196,016
Stock subscriptions receivable	(21,164)
Total stockholders’ equity	174,852
Total liabilities and stockholders’ equity	$725,099

See notes to financial statements

BioLife Solutions, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Product sales	$123,953	$122,676	$427,316	$311,793
Facilities fee – related party	-	24,386	-	66,112
Management fee – related party	-	13,412	-	36,362
Total revenue	123,953	160,474	427,316	414,267

Operating expenses
Cost of product sales	59,336	50,326	232,607	134,651
Sales and marketing	87,835	31,436	192,186	65,234
Research and development	17,421	6,430	36,441	19,315
General and administrative	355,126	230,208	1,016,779	649,362
Total expenses	519,718	318,400	1,478,013	868,562

Operating loss	(395,765)	(157,926)	(1,050,697)	(454,295)

Other income (expense)
Interest income	3,196	974	10,355	5,798
Interest expense	(4,360)	-	(53,656)	-
Loss on disposal of property and equipment	-	-	(3,273)	-
Total other income (expense)	(1,164)	974	(46,574)	5,798

Net loss	$(396,929)	$(156,952)	$(1,097,271)	$(448,497)

Total basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Basic and diluted weighted average common shares used to compute net loss per common share	68,773,188	12,413,209	47,509,167	12,413,209

See notes to financial statements

BioLife Solutions, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(1,097,271)	$(448,497)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	39,456	49,051
Loss on disposal of property and equipment	3,273	-
Stock-based compensation and financing expense	232,014	17,050
Change in operating net assets and liabilities
(Increase) decrease in
Trade receivables	18,058	21,198
Inventories	12,874	(74,547)
Prepaid expenses and other current assets	(29,162)	(20,458)
Increase (decrease) in
Accounts payable	49,536	77,888
Accounts payable – related parties	(7,066)	3,656
Accrued expenses	(26,628)	(12,425)
Accrued compensation	28,809	(56,692)
Insurance advance	231,363	-
Net cash used in operating activities	(544,744)	(443,776)

Cash flows from investing activities
Purchase of property and equipment	(24,547)	(12,620)
Net cash used in investing activities	(24,547)	(12,620)

Cash flows from financing activities
Proceeds from notes payable	-	230,500
Principal payments on notes payable	(21,204)	-
Receipts from exercise of options and warrants	883,641	-
Collection of stock subscriptions receivable	4,800	-
Net cash provided by financing activities	867,237	230,500

Net increase (decrease) in cash	297,946	(225,896)

Cash - beginning of period	185,095	531,684

Cash - end of period	$483,041	$305,788

Non-cash investing and financing activities:

In connection with stock options exercised during the nine months ended September 30, 2006, liabilities totaling $113,187 were forgiven by employees as partial payment for their common stock.  In addition, the company granted stock subscription loans to employees totaling $30,264 to assist in exercising their options.

See notes to financial statements

BioLife Solutions, Inc.

Notes to Financial Statements

A.

General

Incorporated in 1998 in the State of Delaware as a wholly owned subsidiary of Cryomedical Sciences, Inc. (“Cryomedical”), BioLife Solutions, Inc. (“BioLife” or the “Company”) develops, manufactures and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs. The Company’s proprietary HypoThermosol® and CryoStor™ line of solutions are marketed directly to companies, labs and academic institutions engaged in research and commercial applications.  BioLife’s line of serum free and protein free preservation solutions are fully defined and formulated to reduce or prevent preservation-induced, delayed-onset cell damage and death. BioLife’s platform enabling technology provides academic and clinical researchers significant improvement in post-thaw cell, tissue, and organ viability and function.

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

The Balance Sheet as of September 30, 2006, the Statements of Operations for the three and nine month periods ended September 30, 2006 and 2005 and the Statements of Cash Flows for the nine month periods ended September 30, 2006 and 2005 have been prepared without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006, and for all periods then ended, have been recorded.  All adjustments recorded were of a normal recurring nature.

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

The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the operating results anticipated for the full year.

B.

Financial Condition

At September 30, 2006, the Company had stockholders' equity of approximately $175,000 and a working capital surplus of approximately $306,000.  The Company has been unable to generate sufficient income from operations to meet its operating needs.  This raises doubt about the Company’s ability to continue as a going concern.

The Company believes it has sufficient funds to continue operations in the near term.  Future capital requirements will depend on many factors, including the ability to market and sell the Company’s product line, research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the maintenance of the manufacturing facility, the maintenance of sales and marketing capabilities, and the establishment of collaborative relationships with other parties.

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

C.

Inventories

Inventories consist of $74,425 of finished product and $36,114 of manufacturing materials at September 30, 2006.

The Company has a policy of segregating from its finished product inventory its preservation solutions inventory with labeled expiration dates that have passed.  During June 2006, the Company suffered a loss related to this segregated inventory and subsequently submitted an insurance claim.  The Company received an advance on the claim of $231,363 during September 2006.  Management expects to resolve the claim and receive an additional $180,000 during the fourth quarter of 2006, at which time a gain will be realized.

D.

Stockholders’ Equity

In March 2006, in an effort to secure much needed capital, the Board of Directors approved a plan to raise additional capital from the holders of its outstanding warrants and stock options at a reduced price of $0.04 per share, in order to (a) prevent further dilution by the issuance of additional securities to outsiders, and (b) to restructure the capitalization of the Company.  The offering was completed on May 1, 2006 and the Company was able to raise $883,641 through (a) the exercise of warrants to purchase 23,022,783 shares of the Company’s Common Stock at $0.04, and (b) the exercise of stock options to purchase 2,547,000 shares of the Company’s Common Stock at $0.04.  As part of the plan, 12,000 shares of the Company’s Series F Preferred Stock were converted to 4,800,000 shares of Common Stock and 55.125 shares of the Company’s Series G Preferred Shares were converted to 17,226,563 shares of Common Stock.  After the conversion, the company terminated all designations of Series F and G Preferred Shares.  In addition, on May 1, 2006, the Company declared, effective as of December 31, 2005, $507,808 and $217,181 in accumulated dividends payable on the Series F preferred stock and Series G preferred stock, respectively, which dividends were paid in common stock of the Company on May 1, 2006.  The total number of shares paid in connection with such dividends was 8,763,633.  After the payment of such dividends, the issuance of shares of common stock in connection with the conversion of the Series F preferred stock and Series G preferred and the aforementioned exercise of options and warrants, the Company had 68,773,188 shares of common stock issued and outstanding.  In conjunction with the repricing of certain options and warrants, the Company recognized compensation costs of $103,296 and financing costs of $43,793.

At September 30, 2006 there were options to purchase 5,049,000 shares of Company stock outstanding, 1,924,000 of which were exercisable, with exercise prices ranging from $0.08 to $2.50 per share.  At September 30, 2006 there were warrants to purchase 4,244,075 shares of Company stock outstanding, all of which were exercisable, with exercise prices ranging from $0.08 to $2.65 per share.

E.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing income from operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants.  Potential common shares were not included in the diluted earnings per share amounts for the three and nine month periods ended September 30, 2006 and 2005 as their effect would have been anti-dilutive.

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

The Company adopted SFAS No. 123(R) effective  January 1, 2006 and is recognizing the cost of stock-based  compensation,  consisting of stock options,  using the “Modified Prospective Application” transition method  whereby  the cost of new awards and awards modified, repurchased or cancelled after January 1, 2006 and the portion of awards  for which the requisite service has not been  rendered  (unvested awards) that are outstanding as of January 1, 2006, is recognized as the requisite service is rendered on or after the effective  date, January 1, 2006.  Under the modified prospective application transition method, no restatement of previously issued financial statements is required.  Compensation expense is measured and recognized beginning in 2006 as follows:

AWARDS GRANTED AFTER DECEMBER 31, 2005 - Awards are measured at their fair value at date of grant.  The  resulting  compensation  expense  is  recognized  in the Statement of  Operations  ratably  over the vesting  period of the award.  Compensation expense with options issued after December 31, 2005 totaled $13,800.

For all grants issued after December 31, 2005 the amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate which is derived from historical data.

AWARDS GRANTED PRIOR TO JANUARY 1, 2006 - Awards were measured at their fair value at the date of original grant.  Compensation expense associated with the unvested portion of these options at January 1, 2006 is recognized in the Statement of Operations ratably over the remaining vesting period.  Compensation expense associated with options granted prior to January 1, 2006 totaled $23,709 for the three months ended September 30, 2006 and $71,125 for the nine months ended September 30, 2006.

For the three and nine month periods ended September 30, 2005, the intrinsic value based method of accounting for stock options prescribed by APB No. 25 was applied.  During the quarter ended September 30, 2005, the Company granted options to employees and directors to purchase 2,660,000 shares of Common Stock for $0.08 per share which was a price that was less than the fair market value ($0.09) at the date of grant.  Compensation expense associated with these options totaled $17,050 for the three and nine month periods ended September 30, 2005.

If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, net loss would have been increased to the following pro forma amount as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(156,952)	$(448,497)
Add: Stock-based compensation costs included in reported net loss	17,050	17,050
Less: Compensation expense based on fair value, net of related tax effects	(138,563)	(174,172)

Pro forma net loss	$(278,465)	$(605,619)

Basic and diluted net loss per share as reported	$(0.01)	$(0.04)

Pro forma	$(0.02)	$(0.05)

Pro forma compensation expense recognized under SFAS No. 123 does not consider estimated forfeitures.

G.

Reclassifications

Certain September 2005 amounts have been reclassified to conform to the September 2006 presentation.  The reclassifications had no material effect on operations.

Item 2.  Management’s Discussion and Analysis

The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth elsewhere herein.

BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary, bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation and storage. The Company believes that the HypoThermosol® and CryoStor™ products it is selling today are a significant step forward in meeting these needs.

The Company’s line of serum free and protein free preservation solutions are fully defined and formulated to reduce or prevent preservation-induced, delayed-onset cell damage and death. BioLife’s platform enabling technology provides academic and clinical researchers significant improvement in post-thaw cell, tissue, and organ viability and function.  BioLife has entered into agreements with several emerging biotechnology companies engaged in the research and commercialization of cell and gene therapy technology and has received several government research grants in partnership with academic institutions to conduct basic research, which could lead to further commercialization of technology to preserve human cells, tissues and organs.

The Company currently markets its HypoThermosol® and CryoStor™ line of solutions to companies and labs engaged in pre-clinical research, and to academic institutions.

Results of Operations (three and nine month periods ended September 30, 2006 compared to the three and nine month periods ended September 30, 2005)

Revenue

Revenue for the quarter ended September 30, 2006 decreased $36,521, or 23%, to $123,953, compared to $160,474 for the quarter ended September 30, 2005.  The shift in focus toward product sales resulted in a 1% increase in revenue from product sales in the third quarter of 2006 as compared to the third quarter of 2005.  In 2004, the Company elected to discontinue engaging directly in Small Business Innovative Research (“SBIR”) grants and entered into a research agreement with Cell Preservation Services, Inc. (“CPSI”) to outsource to CPSI all BioLife research funded through SBIR grants.  In addition to shifting R&D related expenses to CPSI, BioLife received facilities and management fees from CPSI in exchange for the use of BioLife facilities and management services in connection with the research performed in 2005.  In the third quarter of 2005, BioLife had revenues of $24,386 and $13,412 for facilities fees and management fees, respectively.   BioLife earned no facilities or management fees in the third quarter of 2006 as CPSI engaged in no grant related research activity during this period.

Revenue for the nine month period ended September 30, 2006 increased $13,049, or 3%, to $427,316, compared to $414,267 for the nine month period ended September 30, 2005.  The shift in focus toward product sales resulted in a 37% increase in revenue from product sales for the nine month period ended September 30, 2006 as compared to the nine month period ended September 30, 2005.  During the nine month period ended September 30, 2005, BioLife had revenues of $66,112 and $36,362 for facilities fees and management fees, respectively.   BioLife earned no facilities or management fees during the nine month period ended September 30, 2006 as CPSI engaged in no grant related research during this period.

Cost of product sales

Cost of product sales for the quarter ended September 30, 2006 increased $9,010, or 18%, to $59,336, compared to $50,326 for the quarter ended September 30, 2005.  Cost of product sales for the nine month period ended September 30, 2006 increased $97,956, or 73%, to $232,607, compared to $134,651 for the nine month period ended September 30, 2005.  These increases are primarily the result of increased production costs, most of which were associated with the increase in product sales.

Sales and marketing expenses

For the quarter ended September 30, 2006, sales and marketing expenses increased $56,399, or 179%, to $87,835, compared to $31,436 for the quarter ended September 30, 2005.  Sales and marketing expenses for the nine month period ended September 30, 2006 increased $126,952, or 195%, to $192,186, compared to $65,234 for the nine month period ended September 30, 2005.  The increase in sales and marketing expense in 2006 was due to increased sales and marketing activities such as tradeshows, advertising, travel, and supplies as well as the addition of two employees, beginning in the second quarter of 2006.

Research and development expenses

Expenses relating to research and development for the quarter ended September 30, 2006 increased $10,991, or 171%, to $17,421, compared to $6,430 for the quarter ended September 30, 2005.  Expenses relating to research and development for the nine month period ended September 30, 2006 increased $17,126, or 89%, to $36,441, compared to $19,315 for the nine month period ended September 30, 2005.  This increase was due to the addition of an employee, beginning in the second quarter of 2006, to perform research and development work.

General and administrative expenses

For the quarter ended September 30, 2006, general and administrative expenses increased $124,918, or 54%, to $355,126, compared to $230,208 for the quarter ended September 30, 2005.  Notable increases in general and administration expenses from the third quarter of 2005 to the third quarter of 2006 include an increase in compensation and benefits expenses totaling approximately $75,000.  This increase resulted primarily from the addition of two new employees in the third quarter of 2006, including a new Chief Executive Officer, as well as additional stock-based compensation.  In addition, professional fees increased approximately $50,000 from the third quarter of 2005 to the third quarter of 2006 as a result of increased legal fees related to the hiring of the new CEO, increased accounting fees and fees for a market demand consulting project.  These increases were partially offset by a decrease in equipment rental fees totaling approximately $8,000 from the third quarter of 2005 to the third quarter of 2006 as several of the Company’s equipment leases expired and more cost effective solutions were implemented.

General and administrative expenses for the nine month period ended September 30, 2006 increased $367,417, or 57%, to $1,016,779, compared to $649,362 for the nine month period ended September 30, 2005.  Notable increases in general and administration expenses include an increase in travel expenses for the nine month period ended September 30, 2006 totaling approximately $64,000 when compared to the nine month period ended September 30, 2005.  This increase resulted primarily from allowances based on travel expenditures made which were granted to two employees, including the former Chief Executive Officer.  In addition, compensation and benefits expenses for the nine month period ended September 30, 2006 increased approximately $245,000 when compared to the nine month period ended September 30, 2005 as a result of the addition of two new employees in the third quarter of 2006, including a new Chief Executive Officer.  Also included in this compensation increase is an increase of approximately $171,000 in stock-based compensation.  Professional fees for the nine month period ended September 30, 2006 increased approximately $65,000 when compared to the nine month period ended September 30, 2005 as a result of the second quarter stock offering, increased accounting fees and fees for a market demand consulting project.  These increases were partially offset by a decrease in equipment rental fees for the nine month period ended September 30, 2006 totaling approximately $17,000 when compared to the nine month period ended September 30, 2005 as several of the Company’s equipment leases expired and more cost effective solutions were implemented.

Interest expense

For the quarter ended September 30, 2006, interest expense was $4,360.  For the nine month period ended September 30, 2006, interest expense was $53,656.  There was no interest expense for the three and nine month periods ended September 30, 2005.  These increases are primarily the result of $44,000 in interest recorded as a result of modification of stock warrants which were originally issued in connection with promissory notes.

Operating expenses and net loss

For the quarter ended September 30, 2006, operating expenses (excluding product costs) increased $192,308, or 72%, to $460,382, compared to $268,074 for the quarter ended September 30, 2005.  The Company reported a net loss of ($396,929) for the quarter ended September 30, 2006, compared to a net loss of ($156,952) for the quarter ended September 30, 2005.

For the nine month period ended September 30, 2006, operating expenses (excluding product costs) increased $511,495, or 70%, to $1,245,406, compared to $733,911 for the nine month period ended September 30, 2005.  The Company reported a net loss of ($1,097,271) for the nine month period ended September 30, 2006, compared to a net loss of ($448,497) for the nine month period ended September 30, 2005.

Liquidity and Capital Resources

At September 30, 2006, the Company had cash and cash equivalents of $483,041, compared to cash and cash equivalents of $305,788 at September 30, 2005.  At September 30, 2006, the Company had a working capital surplus of $305,969, compared to a working capital surplus of $293,664 at September 30, 2005.

During the nine months ended September 30, 2006, the Company generated approximately $427,000 in product sales, representing a 37% increase over product sales for the nine months ended September 30, 2005.  While the increasing product sales appear promising, the Company has been unable to support its operations solely from revenue generated from product sales.

In September 2005, the Company secured a loan from the Tioga County LDC in the amount of $230,500 to support its working capital needs and enhance production capabilities to support the distribution agreement with VWR International.  The loan is a 7 year note with an annual interest rate of 5% requiring monthly payments of $3,258.

During the nine month period ended September 30, 2006, net cash used in operating activities was approximately $545,000, compared to net cash used in operating activities of approximately $444,000 for the nine month period ended September 30, 2005.  The use of cash is indicative of the Company’s lack of sufficient sales to support operations.

During the nine month period ended September 30, 2006, net cash used in investing activities was approximately $25,000, compared to net cash used in investing activities of approximately $13,000 for the nine month period ended September 30, 2005.  The use of cash resulted from purchases of property and equipment to support the manufacturing facility.

During the nine month period ended September 30, 2006, net cash provided by financing activities was approximately $867,000 compared to net cash provided by financing activities of $230,500 for the nine month period ended September 30, 2005.  Cash provided during the nine month period ended September30, 2006 resulted from refinancing activities (described below) less approximately $21,000 in principal payments on the Tioga County LDC loan.  Cash provided during the nine month period ended September 30, 2005 resulted from the proceeds of the Tioga County LDC Loan.

In March 2006, in an effort to secure much needed capital, the Board of Directors approved a plan to raise additional capital from the holders of its outstanding warrants and stock options at a reduced price of $0.04 per share, in order to (a) prevent further dilution by the issuance of additional securities to outsiders, and (b) to restructure the capitalization of the Company.  Under the terms of the plan, the Company offered to:

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

The offering was completed on May 1, 2006 and the Company was able to raise $883,641 through (a) the exercise of warrants to purchase 23,022,783 shares of the Company’s Common Stock at $0.04, and (b) the exercise of stock options to purchase 2,547,000 shares of the Company’s Common Stock at $0.04.  As part of the plan, 12,000 shares of the Company’s Series F Preferred Stock were converted to 4,800,000 shares of Common Stock and 55.125 shares of the Company’s Series G Preferred Shares were converted to 17,226,563 shares of Common Stock.  After the conversion, the company terminated all designations of Series F and G Preferred Shares.  In addition, on May 1, 2006, the Company declared, effective as of December 31, 2005, $507,808 and $217,181 in accumulated dividends payable on the Series F preferred stock and Series G preferred stock, respectively, which dividends were paid in common stock of the Company on May 1, 2006.  The total number of shares paid in connection with such dividends was 8,763,633.  After the payment of such dividends, the issuance of shares of common stock in connection with the conversion of the Series F preferred stock and Series G preferred and the aforementioned exercise of options and warrants, the Company had 68,773,188 shares of common stock issued and outstanding.

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

In January 2004, BioLife signed a 3 year lease with Field Afar Properties, LLC whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month.  Renovation of the new facility was completed in April 2004.  The Company’s Chief Scientific Officer is a member of Field Afar Properties, LLC.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 6.

Exhibits

See accompanying Index to Exhibits included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2006		BioLife Solutions, Inc.
(Registrant)

	By:	/s/ Michael Rice
Michael Rice
Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.

Description

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002