Form 10KSB
period 2006-12-31
BIOLIFE SOLUTIONS INC
filed 2007-04-02
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

0-18170

(Commission File No.)

BioLife Solutions, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	94-3076866
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. Number)

171 Front Street, Owego, New York	13827
(Address of Principal Executive Offices)	(Zip Code)

(607) 687-4487
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12G-2 of the Exchange Act).

Yes ☐  No☒

Issuer's revenues for the fiscal year ended December 31, 2006 were $603,219.

As of March 26, 2007, the aggregate market value of voting stock held by non-affiliates was $2,556,405.

As of March 26, 2007, there were 69,606,520 shares of Common Stock (par value $.001 per share) outstanding.

Transitional Small Business Disclosure Format (check one). Yes ☐  No☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Note: The terms “the Company,” “us,” “we” and “our” refer to BioLife Solutions, Inc.

General

BioLife Solutions, Inc. ("BioLife” or the “Company”) was incorporated in 1998 in Delaware as a wholly owned subsidiary of Cryomedical Sciences, Inc. ("Cryomedical"), a company that was engaged in manufacturing and marketing cryosurgical products.  We develop, manufacture and market patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs.  Our proprietary HypoThermosol® and CryoStor™ preservation media are marketed directly to companies, laboratories, and academic institutions engaged in research and commercial clinical applications.  Our line of serum-free and protein-free preservation solutions are fully defined and formulated to reduce or prevent preservation-induced, delayed-onset cell damage and death.  This platform enabling technology provides academic and clinical researchers significant improvement in post-thaw cell, tissue, and organ viability and function.

In May 2002, Cryomedical implemented a restructuring and recapitalization program designed to shift its focus away from cryosurgery toward addressing preservation needs of the biotech and related markets.  On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare, Inc. (NASDAQ: ENDO). In the transaction, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2.2 million in cash and 120,022 shares of Endocare restricted common stock.  In conjunction with the sale of Cryomedical’s cryosurgical assets, Cryomedical’s Board of Directors also approved merging BioLife into Cryomedical and changing its name to BioLife Solutions, Inc.  In September 2002, Cryomedical changed its name to BioLife Solutions, Inc. and began to trade under the new ticker symbol, “BLFS”, on the OTCBB.

Our principal executive offices are located at 171 Front Street, Owego, New York 13827 and our telephone number is (607) 687-4487.

Departure of Director or Principal Officer

On January 8, 2007, the Company terminated the employment of John G. Baust, the Chairman, Sr. Vice President and Chief Scientific Officer of the Company.  Dr. Baust resigned from the Board of Directors on February 2, 2007.

Termination of a Material Definitive Agreement of Certain Officers

On January 8, 2007, the Company sent a written notice to Cell Preservation Services, Inc. (“CPSI”) that the Company has elected not to renew the Research Agreement, dated the 15th day of March, 2004, between the Company and CPSI, which Research Agreement is set to expire on March 15, 2007, but is automatically renewed for one-year periods unless notice of non-renewal is given by either party at least sixty (60) days prior to the expiration of the then current term. CPSI is owned by Dr. John M. Baust, who was also employed by the Company and is the son of John G. Baust, the former CEO and President of the Company and until recently the Chairman, Sr. Vice President and Chief Scientific Officer of the Company. Pursuant to the Research Agreement, the Company outsourced to CPSI all of the Company’s research funded through SBIR grants. The Company elected not to renew the Research Agreement in connection with the termination of employment of John G. Baust and John M. Baust.

Technological Overview

Time management is a crucial aspect of many facets of academic research and clinical practice including cell and gene therapy.  Modern therapies must be accomplished under time constraints if they are to be effective.  This problem becomes especially critical in the field of cell and tissue therapy, where harvested cell culture and tissue, if maintained at body temperature (98.6ºF/37ºC), will lose viability over time.  To slow the "metabolic engine" of the harvested cell and tissue, chilling is required.  However, chilling is of mixed benefit.  Although cooling successfully reduces metabolism (i.e., lowers demand for oxygen), chilling, or hypothermia, is also damaging to cells.  To solve this problem, transplant surgeons, for example, will flush the donor tissue with a cold solution designed to provide short-term preservation support after removal of the organ from the donor and during transportation.  Clinicians engaged in cell and gene therapy will also attempt to maintain the original and derived cellular material in a cold solution before and after application of the specific cell or gene therapy technique, and during necessary transportation.  Support solutions range from simple "balanced salt" (electrolyte) formulations to complex mixtures of electrolytes, energy substrates such as sugars, acid buffers, osmolytes and antibiotics.  Clinically, there is not a great deal of protective difference between these various solutions and few offer long-term protection.  Often, the basis for selection of a liquid preservation media is a matter of local preference dictated primarily by the traditional source of supply at an academic research institute, transplant center, or cellular therapy company.

Because of the cascading destructive cellular effects that begin with the arrest of metabolism as a result of cooling, and end with cell death through apoptosis, development of new methods of cell and tissue preservation are important to ensure that tissue-engineered products survive the trip from the factory to the operating room in good working order and do not die during transplantation.  Porr post-cooling and post-thaw cell, tissue and organ viability and function are the key to unmet needs in the field of preservation of biologic material.

Our scientific research activities over the last 20 years enabled a detailed understanding of the molecular basis for the cryogenic destruction of cells through apoptosis.  This research led directly to the development of our specifically formulated and patented HypoThermosol® ("HTS") technology.  Working from our HTS technology base, we developed a family of proprietary cell, tissue and organ specific hypothermic storage and cryopreservation media solutions to address  the current unmet needs of academic and clinical researchers and transplant physicians.  Our products are specifically formulated to:

•

minimize cell and tissue swelling

•

remove free radicals upon formation

•

maintain appropriate ion balances

•

provide regenerative, high energy substrates to stimulate recovery upon warming

•

avoid the creation of an acidic state (acidosis)

•

inhibit the onset of apoptosis

A key feature of the our products is their fully “defined” nature.  All of our products are serum-free, protein-free and packaged under sterile conditions using USP grade or highest quality available synthetic components.

The results of independent testing demonstrate that our patented HypoThermosol® solutions significantly improve cell and tissue post-thaw viability and function, which may, in turn, improve clinical outcomes for existing and new cell and tissue therapy applications.  Our proprietary HypoThermosol® technology is optimized based on molecular biology principles and genetic analysis, not on conventional “cookbook” techniques incorporated in other solutions currently on the market.

BioLife Products

Hypothermosol®

HypoThermosol® is a family of cell-specific, optimized hypothermic (4-10°C) preservation media that allows for improved and extended preservation of biologics.  A full line of customized HypoThermosol® preservation solutions are available to researchers and clinicians to preserve cells and tissue in low temperature environments for extended periods. Our HypoThermosol® family of preservation media for the hypothermic maintenance and cryopreservation of mammalian cell systems include:

HypoThermosol® FRS

This solution has been formulated to decrease the free radical accumulation in cells undergoing prolonged hypothermic preservation. Numerous investigators have shown that an increase in free radicals can lead to either pathological cell death or apoptosis (programmed cell death) in clinical conditions.  HypoThermosol®-FRS is very effective at preserving myocardial and kidney tissues, both of which have high-energy demands that can lead to free radical accumulation.

HypoThermosol® Purge

HypoThermosol®-Purge is an acellular flush solution specifically designed for use during the transition from normothermic to mild hypothermic temperatures (37°C to 20°C) to rinse culture media and native fluids from tissue and whole organ systems prior to suspension in a preservation solution.

CryoStor™

Based on our proprietary HypoThermosol® technology, we developed CryoStor™, a family of cell-specific, optimized cryopreservation media designed for frozen storage (temperature of -196°C) of cells and tissues.  Its purpose is to extend the cryopreservation window for gene and cell therapy and tissue engineering. CryoStor™ is uniquely formulated to address the molecular-biological aspects of cells during the preservation process thereby directly reducing the level of preservation-induced, delayed-onset cell damage and death.

CryoStor™ CS5

CryoStor™ CS5 is a base cryopreservation solution which is designed to incorporate the principles which led to the successful development of the HypoThermosol® series with the incorporation of agents to modulate the physical damaging effects associated with ice formation and cellular freezing such as dimethyl sulfoxide (“DMSO”).  As a result of solution design, utilization of the CryoStor™ platform facilitates substantially improved post-thaw cell survival and function and allows for the maintenance of this enhanced recovery with substantially reduced levels of cryoprotective agents such as DMSO.

CryoStor™ CS10

CryoStor™ CS10, a member of the CryoStor™ Series of solutions, addresses the molecular-biological properties of systems undergoing preservation processes.   CryoStor™ CS-10 contains increased concentrations of cryoprotective agents (10% DMSO).

CryoStor™ DLite

CryoStor™ DLite, a member of the CryoStor™ Series of solutions, addresses the molecular-biological properties of systems undergoing preservation processes.  CryoStor™ DLite has been further formulated to provide reduced concentrations of cryoprotective agents (2% DMSO), for use in applications where a reduction in the levels of DMSO is preferred.

CryoStor™ CSB

CryoStor™ CSB is a uniquely formulated hypothermic preservation solution designed to address the molecular-biological aspects of cells during the preservation process thereby directly reducing the level of cell death during and following the preservation interval.  It has been formulated to provide broad-spectrum chill preservation to most mammalian cell systems. This variant has proven effective at preserving and maintaining cells, tissues and organs of the abdominal and thoracic origins, blood vessels, muscular and neural tissues.

The Company currently markets its HypoThermosol® and CryoStor™ products directly to companies and laboratories engaged in pre-clinical research, and to academic institutions.

 Market Opportunity

Recent advances in cell therapy and tissue engineering have highlighted the significant and unmet requirement to maintain the health and viability of biological material across time and space.

At the leading edge of biomedicine is cell therapy, which involves a method of growing human cells that may be able to treat cancers and a variety of chronic disorders.  Embryonic stem cells are the earliest precursor of human differentiated cells.  Adult stem cells, as their name suggests, rely on other sources of stem cells rather than from the blastocysts of embryos.  Many researchers believe that cell therapy may revolutionize the treatment of chronic disorders by allowing scientists to utilize stem cells from these sources, as well as from cord blood, to grow new cells that specifically replace and treat diseased tissue.  Applications include the treatment of heart disease, Parkinson’s, Alzheimer’s, stroke, spinal cord injuries, burns and other wounds.

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

Tissue engineering has led to the development of several artificial tissue substitutes for the therapeutic treatment of injury and disease.  The process of preparing engineered tissue involves isolation of cells, manipulation and purification, expansion to larger quantities – often requiring appropriate media and support materials, some mechanism to control differentiation and longevity of the cells, and processes and conditions for maintaining viability during transportation and storage.  The development of effective delivery systems for engineered tissue has been the subject of enormous investment for the last several years.  The delivery systems serve to protect cells from arduous conditions during culture and distribution, and these delivery systems are often vital for protection of cells.

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

Common to each of these markets is the need for hypothermic preservation media that yields both extended survival time and superior post-preservation performance when contrasted with current processes and non-specific solutions currently in use.  For companies in these market segments, the therapeutic benefit they deliver to clinicians and patients is dependent on establishing a reasonable shelf-life for the end product.  The Company’s products address this underlying and unmet need by providing an enabling technology – a platform of superior preservation media to the entire biotechnology industry.

In the third and fourth quarters of 2006, we engaged the services of an industry leading consulting firm to estimate the current and future worldwide demand for preservation media.  A demand model was created for both short term hypothermic storage and long term cryopreservation of cells, tissue, and whole organs.  The aggregate worldwide demand for our products in its target market segments is estimated at $200 million in 2007, and growing to nearly $350 million by the end of 2011.  The specific market segments used to create the aggregate total available market for our products include:

•

Cell and tissue banks

•

Cell suppliers

•

Cord blood collection and storage

•

Toxicity testing

•

Hair transplantation

•

Reproductive biology

•

Tissue engineering

•

Organ transplantation

•

Cellular therapy

•

Pharmaceutical drug discovery

We are unable to forecast our potential product sales in any of these markets because most of these markets are in their infancy.

Sales and Marketing

On May 12, 2005, we signed an Exclusive Private Labeling and Distribution Agreement with VWR International, Inc., a global leader in the distribution of scientific supplies, pursuant to which we will manufacture our HypoThermosol® and CryoStor™ product lines under the VWR label for sale by VWR to non-clinical customers in North America and Western Europe.  We maintain the right to directly market our products to all clinical and non-clinical markets under its own label throughout the world.  In the fourth quarter of 2006, we hired a Vice President of Sales who will expand and lead our direct sales team.

Manufacturing

We are an FDA registered Class2 Medical Device manufacturer and holds a current Good Manufacturing Practices (cGMP) certification.  Our HypoThermosol® line of preservation solutions are currently manufactured in-house at our Owego facility in accordance with our patented and proprietary formulas.  In the future, the Company may elect to outsource the production of its Products to one of several qualified, ISO and cGMP certified liquid media contract manufacturers.

Governmental Regulation

Governmental regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products.  In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of medical devices.  Foreign sales of medical devices are subject to foreign governmental regulation and restrictions which vary from country to country.

The process of obtaining FDA and other required regulatory clearances or approvals is lengthy and expensive.  There can be no assurance that we will be able to obtain necessary clearances or approvals for clinical testing or for manufacturing or marketing of those of our products if needed.  Failure to comply with applicable regulatory approvals can, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.  In addition, governmental regulations may be established which could prevent, delay, modify or rescind regulatory clearance or approval of our products.

Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed.  In addition, to obtain such clearances or approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on the Company.  FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses.  In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.  There can be no assurance that we will be able to obtain regulatory clearances or approvals for products on a timely basis or at all, and delays in receipt of, or failure to receive such, approvals, or the loss of previously obtained approvals, or the failure to comply with existing or future regulatory requirements, would have a material adverse effect on our business, financial condition and results of operations.

As a component of other developed technology, HypoThermosol® is not subject to specific FDA pre-market approval.  In particular, the Company is not required to sponsor formal prospective, controlled clinical-trials in order to establish safety and efficacy.  However, it is highly likely that all potential customers would require us to comply with Current Good Manufacturing Procedures (“cGMP”) as mandated by FDA.

There can be no assurance that we will not be required to obtain approval from the FDA prior to marketing any of our products in the future.  We do not market our products for use in embryo and gamete preservation or for tissue or organ transplants, and expect that we will need to obtain pre market approval from the FDA before we do so.  This would entail substantial financial and other resources and could take several years before the products are approved, if at all.

Intellectual Property

Maintaining and expanding a strong intellectual property position is a key component of our competitive strategy.  In addition to keeping competitors out of our key markets, a broad portfolio of intellectual property will enable us to negotiate more favorable licensing and distribution agreements than could otherwise occur.  We are committed to aggressively protecting BioLife’s intellectual property portfolio.

On January 8, 2007, the Company terminated the employment of John G. Baust, the Chairman, Sr. Vice President and Chief Scientific Officer of the Company, pursuant to the terms of his employment agreement dated July 26, 2006, which includes a non-compete, non-solicitation clause effective for 24 months.  Dr. Baust resigned from the Board of Directors on February 2, 2007.

On January 8, 2007, we sent a written notice to Cell Preservation Services, Inc. (“CPSI”) that we elected not to renew the Research Agreement, with CPSI, which is scheduled to expire on March 15, 2007. The agreement with CPSI includes a non-disclosure provision that remains in force for 24 months and also specifies that BioLife owns all rights, titles, and interests in any and all technology, inventions, designs, and ideas that resulted from CPSI’s research and development activities in support of specific projects directed by BioLife.  The board of directors also terminated the employment of John M. Baust as the Company’s director of research and development. He is the son of John G. Baust.

We have commenced searches for a new scientific officer and research and development officer as part of our strategic decision to bring its intellectual property and product development in-house.

Our core HypoThermosol® cell preservation technology is protected by U.S. Patent No. 6,045,990, “Inclusion of Apoptotic Regulators in Solutions for Cell Storage at Low Temperature,” owned by the Company, which covers the use of cell-free solution compositions for hypothermic cell storage supplemented with agents inhibiting apoptotic induced cell death. Additionally, solutions for cell storage at hypothermic temperatures supplemented with cell death inhibitors for cryopreservation are disclosed.  BioLife’s other core patent (No. 5,405,942) contains claims relating to tissue preservation and bloodless surgery in the field of organ transplantation.

In February 2003, the Company filed a patent application (Serial No. 10/372,379) entitled “Method and Use of Protein Microarray Technology and Proteomic Analysis to Determine Efficacy of Human and Xenographic Cell, Tissue and Organ Transplant” which contains claims related to systems, tools, and methods for assessing the success of the transplant of a cell, tissue, or organ before and after transplant.  This patent will be jointly assigned to the Research Foundation of the State of New York.

In October 2003, the Company was awarded U.S. Patent No. 6,632,666 B2 entitled “Normothermic, Hypothermic and Cryopreservation Maintenance and Storage Cells, Tissues and Organs in Gel-Based Media.”  This patent covers gel-based compositions for normothermic, Hypothermic and cryopreservative transport or storage of plant tissues or cells and animal organs, tissues or cells, the gel-based compositions comprising a cell maintenance and preservation medium and a gelling agent.

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

The Company’s patents protect HypoThermosol® from both literal infringement and also infringement under the Doctrine of Equivalents.  This doctrine does not allow infringement to be avoided by simply replacing an element or component of BioLife’s invention.

In addition to the Company’s corporate logo and name, BioLife has trademarked the following product names:

•

HypoThermosol®

•

CryoStor™

•

GelStor™

•

BioPak™

•

Powering the Preservation Sciences™

Prior to the terminations of John G. Baust and John M. Baust, the Company had identified several additional potential patentable claims related to the use of our technology.  Although we intend to continue to develop and file patents relating to our core technology and to rigorously defend our patent position, there can be no assurance that any additional patents will be granted.  To the extent that any unique applications of our technologies are developed by our scientists, such applications or procedures may not be subject to any protection and there can also be no assurance that we will develop additional patentable processes or products or, if developed, that we would be able to obtain patents with respect thereto, or that others may not assert claims successfully with respect to such patents or patent applications.  Furthermore, we might not be able to afford the expense of any litigation which might be necessary to enforce its rights under any patents we may obtain, and there can be no assurance that we would be successful in any such suit.  There is also no assurance that our proposed products will not infringe on patents owned by others.

While we believe that the protection of patents and trademarks is important to its business, we also rely on a combination of copyright, trade secret, nondisclosure and confidentiality agreements, know-how and continuing technological innovation to maintain its competitive position.  Despite these precautions, it may be possible for unauthorized third parties to copy certain aspects of the Company's products or to obtain and use information that the Company regards as proprietary.  The laws of some foreign countries in which the Company may sell its products do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

Research and Development

In the past, the Company has conducted its internal research through Small Business Innovative Research ("SBIR") grants.  In conjunction with academic investigators, BioLife has been awarded six National Institute of Health (“NIH”) grants and one National Science Foundation grant, valued at $1.38 million, since 2000.  These grants involve research based around BioLife’s core HypoThermosol® technology and includes work on optimizing preservation media for different cellular and tissue applications and more fundamental research into cellular apoptosis and cell and tissue preservation.

In 2004, the Company elected to discontinue engaging directly in the SBIR program to support it’s research and development activities.  Accordingly, based upon numerous discussions with the Small Business Administration and a review of applicable SBIR rules and regulations, the Company entered into a research agreement with Cell Preservation Services, Inc. ("CPSI") to outsource to CPSI all BioLife research currently funded through SBIR grants.  CPSI is owned by John M. Baust, a former employee of BioLife, and the son of John G. Baust, the past Chief Scientific Officer of BioLife.  The research agreement, which was negotiated on an arms length basis and designed to comply with the rules and regulations applicable to the performance of research with respect to SBIR grants, established a format pursuant to which CPSI would (a) take over the processing of the then existing applications for SBIR grants applied for by BioLife ("Current Projects"), (b) apply for additional SBIR grants for future research projects related to BioLife’s core products ("Future Projects"), (c) perform a substantial portion of the principal work to be done, in terms of (i) time spent, and (ii) research, in connection with Current Projects and Future Projects (the "Research"), and (d) utilize BioLife personnel as consultants with respect to the Research.  In conjunction therewith, BioLife granted to CPSI a non-exclusive, royalty free license (with no right to sublicense) to use BioLife's technology solely for the purpose of conducting the Research in connection with the Current Projects and Future Projects.  Pursuant to the research agreement, (x) BioLife was to, among other things, provide CPSI with (i) suitable facilities in which to conduct the Research, including basic research equipment and office equipment ("Facilities"), and (ii) management services ("Management Services"), and (y) CPSI was to (i) accept assignment of Current Projects, (ii) be responsible for conducting the Research with respect to Current Projects and Future Projects, (iii) as mutually agreed to by the parties and within the confines of the rules and regulations applicable to the performance of the Research with respect to SBIR grants, utilize BioLife's personnel as consultants, (iv) provide suitable experienced personnel, including, without limitation, a principal investigator/program director, to conduct the Research, (v) comply with all federal laws, rules and regulations applicable to SBIR grants and file all necessary forms and reports with the federal agency awarding the SBIR grants, and (vi) utilize the Facilities and Management Services and pay BioLife fees with respect thereto.  BioLife owns all right, title and interest in and to any technology, inventions, designs, ideas, and the like (whether or not patentable) that emanates from the Current Projects and Future Projects related to BioLife’s core products and technology.

For the full year 2006, we received no fees from CPSI for Management Services or Facilities.  However, on September 25, 2006, CPSI was awarded two NIH SBIR grants which amounted to $724,865 in aggregate.  We are currently working to recover all fees which may be owed to the Company from CPSI for these grants.  Due to the uncertain nature of the ultimate collection of these fees, no amounts were recorded as revenues for 2006.   During 2006, the Company spent $57,330 on its own research and development activities.

On January 8, 2007, we elected to not renew its research and development agreement with CPSI, which is scheduled to expire on March 15, 2007. The agreement with CPSI includes a non-disclosure provision that remains in force for 24 months.  We have commenced searches for a new senior scientific officer and research and development officer as part of our strategic decision to bring our intellectual property and product development in-house.

In the third quarter of 2006, we formed a Scientific Advisory Board (SAB) initially comprised of external members including leaders in the fields of cellular therapy, preservation of biologic material, and regulatory compliance.  We intend to expand the SAB with additional members who by their individual experience and experience, will provide us guidance and counsel in the areas of research and development and market development.  The founding outside members are:

•

Shelly Heimfeld, Ph.D, Director of the Cellular Therapy Laboratory at the Fred Hutchinson Cancer Research Center in Seattle, and President of the International Society of Cellular Therapy.  Dr. Heimfeld is internationally recognized for research in hematopoietic-derived stem cells and the development of cell processing technologies for improved cancer therapy.

•

Dayong Gao, Ph.D, professor of biomedical engineering at the University of Washington in Seattle.  Dr. Gao has been actively engaged in cryopreservation research for more than 20 years, having authored over 130 peer-reviewed journal articles on cryopreservation.

•

Darin Weber, Ph.D, a leading regulatory expert for cellular and tissue based products, and former FDA cellular therapy reviewer. Dr. Weber’s knowledge of the regulatory landscape for cell and gene therapy is extensive and directly relevant to our business since the Company’s preservation solutions are a critical process component in several active clinical trials for new cellular therapy products.

Competition

The medical products industry is highly competitive.  Most of our potential competitors have considerably greater financial, technical, marketing, and other resources than the Company.

BioLife faces competition in the markets for its line of HypoThermosol® preservation solutions from several much larger companies, including Barr Laboratories, Inc., which markets Viaspan, an organ preservation solution.

BioLife faces competition in the markets for its line of CryoStor™ preservation solutions from several much larger companies, including Invitrogen, Cambrex, and Sigma Aldrich, which market alternative cryopreservation media for cell culture applications.

The Company expects competition to intensify with respect to the areas in which it is involved as technical advances are made and become more widely known.

Employees

The Company's business is highly dependent upon its ability to attract and retain qualified scientific, technical and management personnel.  BioLife had nine full-time employees and one part-time research and development employee at December 31, 2006.  The Company is not a party to any collective bargaining agreements.

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

Safe Harbor for Forward-Looking Statements Under the Securities Litigation Reform Act of 1995; Risk Factors

This Annual Report on Form 10-KSB and other reports, releases, and statements (both written and oral) issued by the Company and its officers from time to time may contain statements concerning the Company’s future results, future performance, intentions, objectives, plans, and expectations that are deemed to be “forward-looking statements.”  Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The

Company’s actual results, performance, and achievements may differ significantly from those discussed or implied in the forward-looking statements as a result of a number of known and unknown risks and uncertainties including, without limitation, those discussed below and in “Management’s Discussion and Analysis or Plan of Operation.”  In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans will be achieved.  Words such as “believes,” “anticipates,” “expects,” “intends,” “may,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  The Company undertakes no obligation to revise any of these forward-looking statements.

ITEM 2. DESCRIPTION OF PROPERTY

Rental expense for all of the Company’s facilities for the year ended December 31, 2006 totaled approximately $74,000.

In January 2004, we signed a three year lease with Field Afar Properties, LLC whereby we lease 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month.  Renovation of the new facility was completed in April 2004.   A one year lease extension was signed in November 2006 extending the lease through January 2008 at the same monthly rental rate.  Dr. John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, and John M. Baust, the Company’s former Director, Research and Development, are partial owners of Field Afar Properties, LLC.

ITEM 3.  LEGAL PROCEEDINGS

On February 7, 2007, a former employee of the Company filed a complaint in the New York State Supreme Court, County of Broome, against the Company alleging a breach of an employment agreement and seeking damages of up to $300,000 plus attorneys’ fees.  The Company does not believe there is any merit to such lawsuit and, if need be, intends to defend the same vigorously..

On or about March 21, 2007, Christine Baust, a former employee of the Company and daughter of John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, filed a complaint with the State of New York, Division of Human Rights alleging unlawful discrimination practices against the Company based on wrongful termination due to disability, and gender and sexual harassment.  If discrimination is found, the Company would be ordered to cease and desist and take appropriate action, such as reinstatement.  The Division of Human Rights may award money damages, including back pay and compensatory damages for mental pain and suffering.  The Company does not believe there is any merit to such complaint and, if need be, intends to defend the same vigorously.

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

	Price Range
	High	Low
Quarter Ended:

March 31, 2005	$0.15	$0.06
June 30, 2005	$0.25	$0.07
September 30, 2005	$0.21	$0.09
December 31, 2005	$0.16	$0.09

	$0.12	$0.07
March 31, 2006	$0.10	$0.06
June 30, 2006	$0.10	$0.07
September 30, 2006	$0.09	$0.06
December 31, 2006

Holders

As of December 31, 2006, there were 568 holders of record of the Common Stock.

Dividend History and Policy

The Company has never paid cash dividends on its Common Stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

Private Placements

In October 2001, the Company completed a private placement of 5,000 Units, raising approximately $1,000,000.  Each Unit was priced at $200.01 and consisted of two shares of Series F convertible preferred stock, convertible into 800 shares of common stock, and one warrant to purchase 400 shares of common stock at $0.375 per share, on or before October 2006.  The Company retained an advisor to assist the Company in finding qualified investors to purchase the Units.  The Advisor was entitled to a finder’s fee equal to 10 percent of the monies received by the Company, payable in Units valued at $200.01 per Unit.  The Advisor was also entitled to a cash fee of 7 percent with respect to the monies received by the Company upon exercise of the warrants.  The Units were placed with investors in the United States and Europe, and the sales of the Units were exempt from Registration under the Securities Act pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.

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

We have pioneered the next generation of liquid preservation media designed to maintain the viability and health of cellular matter and tissues during refrigeration, freezing, transportation and storage. Based on our proprietary, bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practice of cell and gene therapy has created a need for enabling products that ensure the biological viability of mammalian cell and tissue material during transportation and storage.  We believe that our HypoThermosol® and CryoStor™ products are a significant step forward in meeting these needs.

We develop, manufacture and market patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs.  Our proprietary HypoThermosol® and CryoStor™ preservation media are marketed directly to companies, laboratories, and academic institutions engaged in research and commercial clinical applications.  Our line of serum-free and protein-free preservation solutions are fully defined and formulated to reduce or prevent preservation-induced, delayed-onset cell damage and death.  This platform enabling technology provides academic and clinical researchers significant improvement in post-thaw cell, tissue, and organ viability and function.

Liquidity and Capital Resources

During 2006, our fourth full year of solution product sales, we financed our operations from the proceeds received from the exercise of options and warrants in 2006, as well as from product sales.  Additionally, we recovered approximately $406,000 from an insurance claim for product inventory lost in a flood during 2006.

At December 31, 2006, the Company had cash and cash equivalents of $118,674, compared to cash and cash equivalents of $185,095 at December 31, 2005.  At December 31, 2006, the Company had a working capital surplus of $135,314, compared to a working capital surplus $173,704 at December 31, 2005.

During the year ended December 31, 2006, net cash used in operating activities was $(712,196) as compared to net cash used by operating activities of $(576,333) for the year ended December 31, 2005.

Net cash used in investing activities totaled $(35,555) during the year ended December 31, 2006 which resulted from the purchase of property and equipment. Net cash provided by investing activities totaled $3,817 during the year ended December 31, 2005 resulting from the sale of old property and equipment offset by the purchase of property and equipment to support the new manufacturing facility in the amount of $15,108.

Net cash provided by financing activities totaled $681,330 for the year ended December 31, 2006 resulting from proceeds received from the exercise of options and warrants of $879,341, collections of stock subscription receivables of $21,276 offset by principal note payments totaling $28,450 and an increase in restricted cash of $190,837.  Net cash provided by financing activities totaled $225,927 for the year ended December 31, 2005 resulting from proceeds borrowed from the Tioga County LDC totaling $230,500 offset by principal payments on the note totaling $4,573.

During 2006, the Company experienced a growth in product sales of 36% from 2005.  In addition, the Company experienced continued product sales growth, quarter by quarter, during 2006, with each quarterly product sales surpassing the previous year’s (2005) quarterly product sales.  Although a promising trend, the Company was not able to support its operating activities through sales of its products. As a result, operations were funded primarily with proceeds ($879,341) received from the exercise of options and warrants.  The Company maintains no line of credit or bank notes.

In March 2006, in an effort to secure additional capital, the Board of Directors approved a plan to raise additional capital from the holders of its outstanding warrants and stock options at a reduced price of $0.04 per share, in order to (a) prevent further dilution by the issuance of additional securities to outsiders, and (b) to restructure the capitalization of the Company.  Under the terms of the plan, the Company offered to:

1.

the holders of the Company’s (a) 12,000 shares of Series F Preferred Stock, convertible into 4,800,000 shares of the Company’s Common Stock, and (b) the 6,000 Series F Warrants to purchase 2,400,000 shares of the Company’s Common Stock at $.375 per share purchased in conjunction with the Series F Preferred Stock,  the right to exercise the Series F Warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (same number of shares at a lower price), provided that (a) simultaneously with the exercise of such right, the holder converts his shares of Series F Preferred Stock into shares of the Company’s Common Stock, and (b) the conversion of the Series F Preferred Stock and exercise of the Series F Warrants take place on or before May 1, 2006;

2.

the holders of the Company’s 55.125 shares of Series G Preferred. Stock, which Series G Preferred. Stock is convertible into 17,226,563 shares of the Company’s Common Stock, and (b) the 55.125 Series G Warrants to purchase 17,226,563 of the Company’s Common Stock at $.08 per share purchased in conjunction with the Series G Preferred Stock, the right to exercise the Series G Warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (same number of shares at a lower price), provided that (a) simultaneously with the exercise of such right, they convert their shares of Series  G Preferred Stock into shares of the Company’s Common Stock, and (b) the conversion of the Series G Preferred Stock and exercise of the Series G Warrants take place on or before May 1, 2006;

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

The offering was completed on May 1, 2006 and the Company was able to raise $879,341 in cash and reduce liabilities by $113,187 through (a) the exercise of warrants to purchase 23,022,783 shares of the Company’s Common Stock at $0.04, and (b) the exercise of stock options to purchase 2,547,000 shares of the Company’s Common Stock at $0.04.  As part of the plan, 12,000 shares of the Company’s Series F Preferred Stock were converted to 4,800,000 shares of Common Stock and 55.125 shares of the Company’s Series G Preferred Shares were converted to 17,226,563 shares of Common Stock.  After the conversion, the company terminated all designations of Series F and G Preferred Shares.  In addition, on May 1, 2006, the Company declared, effective as of December 31, 2005, $507,808 and $217,181 in accumulated dividends payable on the Series F preferred stock and Series G preferred stock, respectively, which dividends were paid in common stock of the Company on May 1, 2006.  The total number of shares paid in connection with such dividends was 8,763,633.  After the payment of such dividends, the issuance of shares of common stock in connection with the conversion of the Series F preferred stock and Series G preferred and the aforementioned exercise of options and warrants, the Company had 68,773,188 shares of common stock issued and outstanding.

In February 2007, the Company borrowed an aggregate of $750,000, represented by two promissory note agreements, from Thomas Girschweiler and Walter Villiger, stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), shall become due and payable in one lump sum on the earlier of (a) the second anniversary of the date of such Note, or (b) an Event of Default (as defined in the Notes).  In addition, if the Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the Notes) (a “Financing”), then the Note holder may convert the Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 85% of the per share or per unit purchase price of the New Equity Securities.  In connection with the issuance of the Notes, each Note holder received a loan origination fee equal to 10% of the principal amount of the Note, payable in shares of the Company’s common stock based on the closing price of the shares on the OTCBB on the day preceding the date of issuance of the Note.  The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

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

The Company believes that the following accounting policies involve more significant judgments and estimates in the preparation of the financial statements.  The Company maintains an allowance for doubtful accounts for estimated losses that may result from the inability of its customers to make payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, the Company may be required to make additional allowances.  The Company writes down inventory for estimated obsolete or unmarketable inventory to the lower of cost or market based on assumptions of future demand.  If the actual demand and market conditions are less favorable than projected, additional write-downs may be required.  Also, the Company uses the Black Scholes method to determine the fair value of stock based compensation, which requires assumptions as to expected volatility, risk-free interest rate and expected lives of the equity instruments.

Results of Operations (Year ended December 31, 2006 compared to the year ended December 31, 2005)

Revenue

Revenue for the year ended December 31, 2006 decreased $11,499 or 2%, to $603,219, compared to $614,718 for the year ended December 31, 2005.  In 2006, the Company had product sales revenue of $603,219 as compared to $444,662 in 2005.  The shift of the Company’s focus toward product sales resulted in a 36% increase in product sales over 2005.  In addition, the Company experienced continued product sales growth, quarter by quarter, during 2006, with each quarterly product sales surpassing the previous year’s (2005) quarterly product sales. The Company had no facilities and management fees revenue for the year ended December 31, 2006, compared to $170,056 for the year ended December 31, 2005.  In 2004, the Company elected to discontinue engaging directly in Small Business Innovative Research (“SBIR”) grants and entered into a research agreement with Cell Preservation Services, Inc. (“CPSI”) to outsource to CPSI all BioLife research funded through SBIR grants.  In addition to shifting R&D related expenses to CPSI, BioLife received facilities and management fees from CPSI in exchange for the use of BioLife facilities and management services in connection with the research performed. BioLife received no facilities or management fees in 2006.

Cost of Product Sales

For the year ended December 31, 2006, the cost of product sales totaled $298,065 as compared to $250,078 for the year ended December 31, 2005.  These increases are primarily the result of increased production costs associated with the increase in product sales.  Additionally, in 2005, the Company wrote off obsolete inventory (approximately $23,000 in 2005 Q4) resulting in a reduction in gross margin.

Research and development

Expenses relating to research and development for the year ended December 31, 2006 increased 106% to $57,330, compared to $27,855 for the year ended December 31, 2005.  This increase was due to the addition of an employee, beginning in the second quarter of 2006, to perform research and development work.

Sales and marketing

For the year ended December 31, 2006, sales and marketing expenses increased $253,495, or 324%, to $331,762, compared to $78,267 for the year ended December 31, 2005. The increase in sales and marketing expense in 2006 was due to increased sales and marketing activities such as tradeshows, advertising, travel, and supplies as well as the addition of two marketing employees, beginning in the second quarter of 2006.  Additionally, a Vice President of Sales was added in October 2006.

General and administrative expenses

For the year ended December 31, 2006, general and administrative expenses increased $524,366, or 59% to $1,410,417, compared to $886,051 for the year ended December 31, 2005.  Notable increases in general and administration expenses include an increase in travel expenses for 2006 totaling approximately $72,000 when compared to 2005.  This increase resulted primarily from allowances based on travel expenditures made which were granted to two employees, including the former Chief Executive Officer.  In addition, compensation and benefits expenses for 2006 increased approximately $396,000 when compared to 2005 as a result of the addition of two new employees in the third quarter of 2006, including a new Chief Executive Officer, as well as implementation of a Company policy to compensate outside directors in 2006.  Also included in this compensation increase is an increase of approximately $173,000 in stock-based compensation.  Professional fees for 2006 increased approximately $67,000 when compared to 2005 as a result of increased accounting fees and fees for a market demand consulting project.  These increases were partially offset by a decrease in equipment rental fees for 2006 totaling approximately $19,000 when compared to 2005 as several of the Company’s equipment leases expired and more cost effective solutions were implemented.

Interest expense

For year ended December 31, 2006, interest expense was $56,544.  For the year ended December 31, 2005, interest expense was $1,943.  This increase is primarily the result of approximately $44,000 in interest recorded as a result of modification of stock warrants which were originally issued in connection with promissory notes.

Insurance recovery

During the year ended December 31, 2006 the company recorded a gain from an insurance settlement of $406,388.  There was no such insurance recovery in 2005.  The recovery related to proceeds from an insurance claim for a loss of preservation solution inventory the Company suffered in June 2006.

Operating expenses and net income

For the year ended December 31, 2006, operating expenses increased $807,336, or 81% to $1,799,509, compared to $992,173 for the year ended December 31, 2005.  The Company reported a net loss of $(1,134,018) for the year ended December 31, 2006, compared to a net loss of $(619,323) for the year ended December 31, 2005.

Cash and cash equivalents

At December 31, 2006, the Company had cash and cash equivalents of $118,674, compared to cash and cash equivalents of $185,095 at December 31, 2005.  At December 31, 2006, the Company had a working capital surplus of $135,314, compared to a working capital surplus $173,704 at December 31, 2005.

Contract Obligations

The Company leases equipment as lessee, under an operating lease expiring in October 2010.  The lease requires monthly payments of approximately $337.

In January 2004, BioLife signed a three-year lease with Field Afar Properties, LLC whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month.  A one-year lease extension was signed in November 2006 extending the lease through January 2008 at the same monthly rental rate.  Dr. John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, and John M. Baust, the Company’s former Director of Research and Development, are partial owners of Field Afar Properties, LLC.

Risk Factors

The risks presented below may not be all of the risks the Company may face.  These are the factors that the Company believes could cause actual results to be different from expected and historical results.  Other sections of this report include additional factors that could have an effect on the Company’s business and financial performance.  The industry in which the Company competes is very competitive and changes rapidly.  Sometimes new risks emerge and management may not be able to predict all of them or how they may cause actual results to be different from those contained in any forward-looking statements.  You should not rely upon forward-looking statements as a prediction of future results.

The Company has a history of losses and may never achieve or maintain profitability.

The Company has incurred annual operating losses since inception, and may continue to incur operating losses because new products will require substantial development, clinical, regulatory, manufacturing, marketing and other expenditures.  For the fiscal years ended December 31, 2006 and December 31, 2005, the Company had net losses of $(1,134,018) and $(619,323), respectively.  As of December 31, 2006, the Company’s accumulated deficit was $(41,815,979).  The Company may not be able to successfully commercialize its current or future products, achieve significant revenues from sales, or achieve or sustain profitability.  Successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

The market for the Company’s Common Stock is limited and its stock price is volatile.

The Company’s Common Stock, traded on the OTC Bulletin Board, has historically traded at low average daily volumes, resulting in a limited market for the purchase and sale of the Company’s Common Stock on the OTC Bulletin Board.

The market prices of many publicly traded companies, including emerging companies in the health care industry, have been, and can be expected to be, highly volatile.  The future market price of the Company’s common stock could be significantly impacted by

•

future sales of the Company’s common stock,

•

announcements of technological innovations for new commercial products by the Company’s present or potential competitors,

•

developments concerning proprietary rights,

•

adverse results in the Company’s field or with clinical tests,

•

adverse litigation,

•

unfavorable legislation or regulatory decisions,

•

public concerns regarding the Company’s products,

•

variations in quarterly operating results,

•

general trends in the health care industry, and

•

other factors outside of the Company’s control.

There is uncertainty surrounding the Company’s ability to successfully commercialize its preservative solutions.

The Company’s growth depends, in part, on its continued ability to successfully develop, commercialize and market the Company’s HypoThermosol® and CryoStor™ preservative solutions.  Even in markets that do not require the Company to undergo clinical trials and obtain regulatory approvals, the Company’s line of HypoThermosol® and CryoStor™ preservative solutions will not be used unless they present an attractive alternative to competitive products and the benefits and cost savings achieved through their use outweigh the cost of the solutions.  The Company believes that recommendations and endorsements of physicians will be essential for market acceptance of the HypoThermosol® and CryoStor™ product lines.

The success of the Company’s HypoThermosol® and CryoStor™ preservative solutions is dependant, in part, on the commercial success of new cell and gene therapy technology.

The Company is developing preservative media for, and marketing its HypoThermosol® and CryoStor™ preservative solutions to, biotechnology companies and research institutions engaged in research and development of cell, gene and tissue reengineering therapy.  Although the Company, as a component supplier, may not be subject to the same formal prospective, controlled clinical-trials to establish safety and efficacy, and to substantial regulatory oversight by the FDA and other regulatory bodies, with respect to the commercialized end products or therapies developed by these biotechnology companies and research institutions, the development of these therapies are years away from commercialization, and demand, if any, for the HypoThermosol® and CryoStor™ preservative solutions in these markets, is expected to be limited for several years.

The Company faces significant competition.

The Company faces competition in the markets for its HypoThermosol® and CryoStor™ preservation solution from several much larger companies, including Organ Recovery Systems, Inc., which is developing low temperature technologies for the preservation and transportation of tissue and Barr Laboratories, Inc., which markets Viaspan, an organ preservation solution.

Many of the Company’s competitors are significantly larger than the Company and have greater financial, technical, research, marketing, sales, distribution and other resources than the Company. Additionally, the Company believes there will be intense price competition with respect to the Company’s products.  There can be no assurance that the Company’s competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any that are being developed or marketed by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing, or commercializing any such products prior to the Company.  Such developments could have a material adverse effect on the Company’s business, financial condition and results of operations.  Further, even if the Company is able to compete successfully, there can be no assurance that it could do so in a profitable manner.

The Company’s success will depend on its ability to attract and retain key personnel.

In order to execute its business plan, the Company must attract, retain and motivate highly qualified managerial, technical and sales personnel.  If the Company fails to attract and retain skilled scientific and sales personnel, the Company’s research and development and sales efforts will be hindered.   The Company’s future success depends to a significant degree upon the continued services of key scientific and technical personnel.  If the Company does not attract and retain qualified personnel it will not be able to achieve its growth objectives.

If the Company fails to protect its intellectual property rights, the Company’s competitors may take advantage of its ideas and compete directly against it.

The Company’s success will depend to a significant degree on its ability to secure and protect intellectual proprietary rights and enforce patent and trademark protections relating to the Company’s technology.  While the Company believes that the protection of patents and trademarks is important to its business, the Company also relies on a combination of copyright, trade secret, nondisclosure and confidentiality agreements, know-how and continuing technological innovation to maintain its competitive position. From time to time, litigation may be advisable to protect its intellectual property position.  However, these legal means afford only limited protection and may not adequately protect the Company’s rights or permit it to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that the Company will not have sufficient resources to fully pursue litigation or to protect the Company’s intellectual property rights. This could result in the rejection or invalidation of the Company’s existing and future patents.  Any adverse outcome in litigation relating to the validity of its patents, or any failure to pursue litigation or otherwise to protect its patent position, could materially harm the Company’s business and financial condition.  In addition, confidentiality agreements with the Company’s employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of the Company’s technology. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that the Company will not have adequate remedies for any such breach.  Enforcement of these agreements may be costly and time consuming.  Furthermore, the laws of foreign countries may not protect the Company’s intellectual property rights to the same extent as the laws of the United States.

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

Should third parties file patent applications or be issued patents claiming technology claimed by the Company in pending applications, the Company may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine the relative priorities of its inventions and the third parties’ inventions.  The Company could also be required to participate in interference proceedings involving its issued patents and pending applications of another entity.  An adverse outcome in an interference proceeding could require the Company to cease using the technology or to license rights from prevailing third parties.   Third parties may claim that the Company is using their patented inventions and may go to court to stop the Company from engaging in its normal operations and activities.  These lawsuits are expensive to defend and conduct and would also consume and divert the time and attention of the Company’s management.  A court may decide that the Company is infringing on a third party’s patents and may order the Company to cease the infringing activity.  The court could also order the Company to pay damages for the infringement.  These damages could be substantial and could harm the Company’s business, financial condition and operating results.   If the Company is unable to obtain any necessary license following an adverse determination in litigation or in interference or other administrative proceedings, the Company would have to redesign its products to avoid infringing a third party’s patent and temporarily or permanently discontinue manufacturing and selling some of its products. If this were to occur, it would negatively impact future sales.

If the Company fails to obtain or maintain necessary regulatory clearances or approvals for products, or if approvals are delayed or withdrawn, the Company will be unable to commercially distribute and market its products or any product modifications.

Government regulation has a significant impact on the Company’s business.  Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of the Company’s products.  In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act to regulate the distribution, manufacture and sale of medical devices.  Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions, which vary from country to country.  The process of obtaining FDA and other required regulatory clearances and approvals is lengthy and expensive. The Company may not be able to obtain or maintain necessary approvals for clinical testing or for the manufacturing or marketing of its products.  Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions, and criminal prosecution.  In addition, governmental regulations may be established which could prevent, delay, modify or rescind regulatory approval of the Company’s products.  Any of these actions by the FDA, or change in FDA regulations, may adversely impact the Company’s business and financial condition.

Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the Company’s products may be marketed. In addition, to obtain such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on the Company.  FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.  Furthermore, product approvals can be withdrawn for failure to comply with regulatory standards or unforeseen problems following initial marketing.  The Company may not be able to obtain or maintain regulatory approvals for its products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on the Company’s financial condition.

The Company is dependent on outside suppliers for all of its manufacturing supplies.

The Company relies on outside suppliers for all of its manufacturing supplies, parts and components.  Although the Company believes it could develop alternative sources of supply for most of these components within a reasonable period of time, there can be no assurance that, in the future, its current or alternative sources will be able to meet all of the Company’s demands on a timely basis.  Unavailability of necessary components could require the Company to re-engineer its products to accommodate available substitutions which would increase costs to the Company and/or have a material adverse effect on manufacturing schedules, products performance and market acceptance.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BioLife Solutions, Inc.

Owego, New York

We have audited the accompanying Balance Sheets of BioLife Solutions, Inc. as of December 31, 2006 and 2005, and the related Statements of Operations, Stockholders’ Equity and Cash Flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioLife Solutions, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has been unable to generate sufficient income from operations to meet its operating needs and may not have sufficient liquidity to meet its financial obligations in the future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment.”

/s/ Aronson & Company

Aronson & Company

Rockville, Maryland

March 26, 2007

BioLife Solutions, Inc.

Balance Sheets

	December 31,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$118,674	$185,095
Cash - restricted	190,837	-
Accounts receivable, trade, net of allowance for doubtful accounts
of $2,000 and $13,500 at December 31, 2006 and 2005, respectively	98,980	76,343
Inventories	92,751	123,413
Prepaid expenses and other current assets	14,414	-
Total current assets	515,656	384,851

Property and equipment
Leasehold improvements	59,264	45,783
Furniture and computer equipment	48,387	42,247
Manufacturing and other equipment	128,448	130,575
Subtotal	236,099	218,605
Less: Accumulated depreciation and amortization	(191,323)	(156,351)
Net property and equipment	44,776	62,254

Total assets	$560,432	$447,105

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$66,418	$56,934
Accounts payable – related parties	23,879	8,729
Accrued expenses	30,087	45,736
Accrued compensation	62,481	71,298
Notes payable – LDC Loan – current portion	197,477	28,450
Total current liabilities	380,342	211,147
Long term liabilities
Note payable – LDC Loan – long term portion	-	197,477
Total liabilities	380,342	408,624

Commitments and Contingencies

Stockholders' equity
Series F convertible preferred stock, $.001 par value; 12,000
shares authorized, issued and outstanding, with an aggregate	-	12
liquidation value of $2,307,493 at December 31, 2005
Series G convertible preferred stock, $.001 par value; 80
shares authorized, 55 shares issued and outstanding, with an	-	-
aggregate liquidation value of $1,595,409 at December 31, 2005
Common stock, $0.001 par value; 100,000,000
shares authorized, 68,773,188 and 12,413,209 shares issued and outstanding at December 31, 2006 and 2005, respectively	68,773	12,413
Additional paid-in capital	41,936,284	40,739,041
Deferred compensation	-	(31,024)
Accumulated deficit	(41,815,979)	(40,681,961)
Subtotal	189,078	38,481
Stock subscriptions receivable	(8,988)	-
Total stockholders' equity	180,090	38,481

Total liabilities and stockholders' equity	$560,432	$447,105

The accompanying Notes to Financials Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Statements of Operations

	Years Ended
	December 31,
	2006	2005
Revenue
Product sales	$603,219	$444,662
Management fees, related party	-	60,342
Facilities fees, related party	-	109,714
Total revenue	603,219	614,718

Operating expenses
Cost of product sales	298,065	250,078
Research and development	57,330	27,855
Sales and marketing	331,762	78,267
General and administrative	1,410,417	886,051
Total expenses	2,097,574	1,242,251

Operating loss	(1,494,355)	(627,533)

Other income (expenses)
Interest income	13,766	6,998
Interest expense	(56,544)	(1,943)
Insurance recovery	406,388	-
(Loss) gain on disposal of property and equipment	(3,273)	3,155
Total other income (expenses)	360,337	8,210

Loss from operations before provision for income taxes	(1,134,018)	(619,323)

Provision for income taxes	-	-

Net Loss	$(1,134,018)	$(619,323)

Basic and diluted net loss per common share	$(0.02)	$(0.05)

Basic and diluted weighted average common shares used to calculate net loss per share	52,868,865	12,413,209

The accompanying Notes to Financials Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Statements of Stockholders’ Equity

	Convertible
	Series F & G Preferred Stock		Common Stock		Additional Paid-in	Deferred	Retained	Subscriptions	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Receivable	Equity
Balance, January 1, 2005	12,055	$ 12	12,413,209	$12,413	$40,663,172	$ -	$(40,062,638)	$ -	$ 612,959
Compensation expense for stock options granted	-	-	-	-	75,869	(75,869)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	44,845	-	-	44,845
Net loss	-	-	-	-	-	-	(619,323)	-	(619,323)
Balance, December 31, 2005	12,055	12	12,413,209	12,413	40,739,041	(31,024)	(40,681,961)	-	38,481
Reclassification of deferred stock compensation pursuant to adoption of SFAS 123R	-	-	-	-	(31,024)	31,024	-	-	-
Preferred Stock dividends paid in common shares	-	-	8,763,633	8,764	(8,764)	-	-	-	-
Conversion of Series F & G preferred stock	(12,055)	(12)	22,026,563	22,026	(22,014)	-	-	-	-
Exercise of options and warrants to purchase common stock	-	-	25,569,783	25,570	997,222	-	-	(30,264)	992,528
Stock-based compensation	-	-	-	-	261,823	-	-	-	261,823
Collection of stock subscriptions receivable	-	-	-	-	-	-	-	21,276	21,276
Net loss	-	-	-	-	-	-	(1,134,018)	-	(1,134,018)
Balance, December 31, 2006	-	$ -	68,773,188	$68,773	$41,936,284	$ -	$(41,815,979)	$ (8,988)	$ 180,090

The accompanying Notes to Financials Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2006	2005
Cash flows from operating activities
Net loss	$(1,134,018)	$ (619,323)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	49,760	66,088
Loss (gain) on disposal of property and equipment	3,273	(3,155)
Stock-based compensation expense	218,030	44,845
Non-cash interest expense	43,793	-
Change in operating net assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(22,637)	(1,006)
Inventories	30,662	(29,094)
Prepaid expenses and other current assets	(14,414)	2,925
Increase (Decrease) in
Accounts payable	55,171	(76)
Accounts payable – related parties	15,150	(19,298)
Accrued expenses	(15,649)	33,310
Accrued compensation	58,683	(51,549)
Net cash used in operating activities	(712,196)	(576,333)

Cash flows from investing activities
Proceeds from disposal of property and equipment	-	18,925
Purchase of property and equipment	(35,555)	(15,108)
Net cash (used) provided by investing activities	(35,555)	3,817

Cash flows from financing activities
Increase in restricted cash	(190,837)	-
Proceeds from note payable	-	230,500
Principal payments on note payable	(28,450)	(4,573)
Proceeds from exercise of options and warrants	879,341	-
Collection of stock subscriptions receivable	21,276	-
Net cash provided by financing activities	681,330	225,927

Net decrease in cash and cash equivalents	(66,421)	(346,589)

Cash and cash equivalents - beginning of year	185,095	531,684

Cash and cash equivalents - end of year	$ 118,674	$ 185,095

The accompanying Notes to Financials Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

1.

Organization and significant accounting policies

Incorporated in 1998 in the State of Delaware as a wholly owned subsidiary of Cryomedical Sciences, Inc. (“Cryomedical”), BioLife Solutions, Inc. (“BioLife” or the “Company”) develops, manufactures and markets low temperature technologies for use in preserving and prolonging the viability of cellular and genetic material for use in cell therapy and tissue engineering.  The Company’s patented HypoThermosol® platform technology is used to provide customized preservation solutions designed to significantly prolong cell, tissue and organ viability.  These solutions, in turn, could improve clinical outcomes for new and existing cell and tissue therapy applications, as well as for organ transplantation.  The Company currently markets its HypoThermosol® and CryoStor™ lines of solutions directly to companies and labs engaged in pre-clinical research, and to academic institutions.

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

Inventories:  Inventories represent preservation solutions and raw materials and are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.

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

Income taxes:  The Company accounts for income taxes using an asset and liability method which generally requires recognition of deferred tax assets and liabilities for the expected future tax effects of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are recognized for the future tax effects of differences between tax bases of assets and liabilities, and financial reporting amounts, based upon enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  The Company evaluates the likelihood of realization of deferred tax assets and provides an allowance where, in management’s opinion, it is more likely than not that the asset will not be realized.

Advertising:  Advertising costs are expensed as incurred and totaled $16,857 and $2,825 for the years ended December 31, 2006 and 2005, respectively.

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

Business segments:  As described above, the Company’s activities are directed in the field of hypothermic solutions.  As of December 31, 2006 and 2005 this is the Company’s only business segment.

Stock-based compensation:  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004) "Share-Based Payment."  This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  Pro forma disclosure is no longer an alternative.  This statement establishes fair value as the measurement objective in accounting for share-based   payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.  This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee.

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

AWARDS GRANTED AFTER DECEMBER 31, 2005 - Awards are measured at their fair value at date of grant.  The resulting compensation expense is recognized in the Statement of Operations ratably over the vesting period of the award.  Compensation expense recorded in association with options issued after December 31, 2005 totaled $20,362 for the year ended December 31, 2006.

For all grants issued after December 31, 2005, the amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate which is derived from historical data.

AWARDS GRANTED PRIOR TO JANUARY 1, 2006 - Awards were measured at their fair value at the date of original grant.  Compensation expense associated with the unvested portion of these options at January 1, 2006 is recognized in the Statement of Operations ratably over the remaining vesting period.  Compensation expense associated with options granted prior to January 1, 2006 totaled $94,569 for the year ended December 31, 2006.

Modified awards are treated as an exchange of the original award for a new award and compensation cost is incurred for any incremental value.  Incremental compensation is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified.  Incremental compensation and interest expense of approximately $147,000 was recorded in connection with the repricing of previously awarded option and warrant awards during 2006.

The fair value of options at the date of grant is determined under the Black-Scholes option-pricing model.  During the years ended December 31, 2006 and 2005, the following weighted-average assumptions were used:

Assumptions	2006	2005
Risk-free rate	4.86%	4.40%
Annual rate of dividends	-	-
Historical volatility	71.34%	67.36%
Option life	6.6 years	10.0 years

The “shortcut method” (an expected term based on the midpoint between the vesting date and the end of the contractual term) was used to determine option lives during the years ended December 31, 2006 and 2005.

During the year ended December 31, 2005, the Company granted options to employees and directors to purchase 1,850,000 shares of Common Stock for $0.08 per share which was a price that was less than the fair market value ($0.09) at the date of grant.  Compensation expense recorded in association with these options totaled $8,773 for the year ended December 31, 2005.

If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, net loss would have been increased to the following pro forma amount as follows:

2005
Loss attributable to holders of common stock	$ (619,323)
Add: Stock-based employee compensation costs
included in reported net income	8,773
Less: Stock-based employee compensation costs
under SFAS No. 123	(9,794)

Pro forma loss attributable to holders
of common stock	$ (620,344)

Basic and diluted net loss per share attributable
to holders of common stock as reported	$ (0.05)

Pro forma	$ (0.05)

Pro forma compensation expense recognized under SFAS No. 123 does not consider estimated forfeitures.

Reclassifications:  Certain reclassifications have been made in the 2005 financial statements to conform to the 2006 presentation.

Recent pronouncements:

In September 2006, the FASB issued SFAS No 157 “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The adoption of this new accounting pronouncement has not had an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This statement would require a company to (a) recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income).  The adoption of this new accounting pronouncement has not had an impact on the Company’s financial position or results of operations as the Company does not have any such plans.

In June 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109.  FIN 48 describes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The guidance is effective for fiscal years beginning after December 15, 2006, which the Company intends to adopt during the fiscal year ending December 31, 2007.  The Company has not yet determined the impact from adoption of this new accounting pronouncement on its financial position or results of operations.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.”  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 did not have an impact on the Company’s financial position, results of operations or cash flows.

2.

Financial condition

The Company has been unable to generate sufficient income from operations in order to meet its operating needs.  This raises doubt about the Company’s ability to continue as a going concern.

The Company has focused on generating product sales in 2005 and 2006 and will continue to focus on this in the future.  However, the Company can make no assurances that it will be successful in generating adequate product sales to sustain itself.  In April 2006, the Company was able to raise additional capital through the repricing and exercise of outstanding warrants and options.  In February 2007, the Company was able to raise additional funds by borrowing $750,000, represented by two promissory note agreements, from two stockholders of the Company (see Note 11).  Other arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products, marketing territories or other assets.  The failure to generate adequate product sales or raise additional capital when needed will have a significant negative effect on the Company’s financial condition and may force the Company to curtail or cease its activities.

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

3.

Inventories

Inventories consist of the following at December 31, 2006 and 2005:

	2006	2005

Raw materials	$ 33,335	$ 23,393
Finished goods	59,416	100,020

Total	$ 92,751	$ 123,413

The Company has a policy of segregating from its finished product inventory its preservation solutions inventory with labeled expiration dates that have passed.  During June 2006, the Company suffered a loss related to this segregated inventory and subsequently submitted an insurance claim.  The Company settled the claim in December 2006, which resulted in a total gain of $406,388.

4.

Notes payable

At December 31, 2006 and 2005, notes payable consisted of the following:

	2006	2005
Note payable to Tioga County LDC, secured by all assets, payable in monthly installments of $3,258, including interest of 5%,
final payment made in February 2007.	$ 197,477	$ 225,927
Total notes payable	197,477	225,927

Less: current portion	197,477	28,450

Long-term portion	$ -	$ 197,477

In December 2006, the Company received an insurance settlement check of $190,837 which was made payable to the Company and the Tioga County LDC (“the LDC”).  Since the insurance settlement was related to assets lost in a flood which served as collateral on the note, the LDC subsequently called the note and demanded the Company sign over the insurance check to be applied to the outstanding note balance.  The Company agreed to these terms and paid the remaining balance of the note in February 2007.   The amount of the settlement check has been reflected as restricted cash in the accompanying financial statements.

5.

Income taxes

Income tax benefit reconciled to tax calculated at statutory rates is as follows:

	2006	2005
Federal tax (benefit) at statutory rate	$ (385,566)	$ (210,570)
State income tax (benefit), net of federal tax	(56,134)	(30,656)
Expiration of net operating loss carryforwards	982,673	680,379
Expiration of tax credits	88,000	42,000
Change in valuation allowance	(676,692)	(505,943)
Non-deductible stock-based compensation	57,214	17,265
Other	(9,495)	7,525

Provision for income taxes, net	$ -	$ -

At December 31, 2006 and 2005, the components of the Company’s deferred taxes are as follows:

	2006	2005
Deferred tax assets (liabilities)
Net operating loss carryforwards	$ 12,946,597	$ 13,582,867
Tax credits	567,000	655,000
Accrued compensation	24,194	27,771
Depreciation	16,073	5,203
Stock-based compensation	44,766	17,467
Other	777	(12,209)
Total	13,599,407	14,276,099

Less: Valuation allowance	(13,599,407)	(14,276,099)

Net deferred tax asset	$ -	$ -

The Company provides a valuation allowance for deferred tax assets when, in its opinion, it is more likely than not that they will not be realized.

The Company has the following net operating loss and research and development (R&D) tax credit carryforwards available at December 31, 2006:

	Net Operating	R&D Tax
Year of Expiration	Losses	Credits
2007	$ 4,505,000	$ 125,000
2008	5,893,000	150,000
2009	1,431,000	114,000
2010	1,562,000	145,000
2011	5,277,000	33,000
2012	1,570,000	-
2013	1,425,000	-
2014	1,234,000	-
2020	2,849,000	-
2021	4,168,000	-
2023	1,217,000	-
2024	646,000	-
2025	589,000	-
2026	873,000	-

Total	$ 33,239,000	$ 567,000

In the event of a significant change in the ownership of the Company, the utilization of such loss and tax credit carryforwards could be substantially limited.

6.

Stockholders’ equity

In March 2006, in an effort to secure additional capital, the Board of Directors approved a plan to raise additional capital from the holders of its outstanding warrants and stock options at a reduced price of $0.04 per share, in order to (a) prevent further dilution by the issuance of additional securities to outsiders, and (b) to restructure the capitalization of the Company.  Under the terms of the plan, the Company offered to:

1.

the holders of the Company’s (a) 12,000 shares of Series F Preferred Stock, convertible into 4,800,000 shares of the Company’s Common Stock, and (b) the 6,000 Series F Warrants to purchase 2,400,000 shares of the Company’s Common Stock at $.375 per share purchased in conjunction with the Series F Preferred Stock,  the right to exercise the Series F Warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (same number of shares at a lower price), provided that (a) simultaneously with the exercise of such right, the holder converts his shares of Series F Preferred Stock into shares of the Company’s Common Stock, and (b) the conversion of the Series F Preferred Stock and exercise of the Series F Warrants take place on or before May 1, 2006;

2.

the holders of the Company’s 55.125 shares of Series G Preferred. Stock, which Series G Preferred. Stock is convertible into 17,226,563 shares of the Company’s Common Stock, and (b) the 55.125 Series G Warrants to purchase 17,226,563 of the Company’s Common Stock at $.08 per share purchased in conjunction with the Series G Preferred Stock, the right to exercise the Series G Warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (same number of shares at a lower price), provided that (a) simultaneously with the exercise of such right, they convert their shares of Series  G Preferred Stock into shares of the Company’s Common Stock, and (b) the conversion of the Series G Preferred Stock and exercise of the Series G Warrants take place on or before May 1, 2006;

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

The offering was completed on May 1, 2006 and the Company was able to raise $879,341 in cash and reduce liabilities by $113,187 through (a) the exercise of warrants to purchase 23,022,783 shares of the Company’s Common Stock at $0.04, and (b) the exercise of stock options to purchase 2,547,000 shares of the Company’s Common Stock at $0.04.  As part of the plan, 12,000 shares of the Company’s Series F Preferred Stock were converted to 4,800,000 shares of Common Stock and 55.125 shares of the Company’s Series G Preferred Shares were converted to 17,226,563 shares of Common Stock.  After the conversion, the company terminated all designations of Series F and G Preferred Shares.  In addition, on May 1, 2006, the Company declared, effective as of December 31, 2005, $507,808 and $217,181 in accumulated dividends payable on the Series F preferred stock and Series G preferred stock, respectively, which dividends were paid in common stock of the Company on May 1, 2006.  The total number of shares paid in connection with such dividends was 8,763,633.  After the payment of such dividends, the issuance of shares of common stock in connection with the conversion of the Series F preferred stock and Series G preferred and the aforementioned exercise of options and warrants, the Company had 68,773,188 shares of common stock issued and outstanding.

Preferred Series F stock:  In October 2001, the Company completed a private placement of 5,000 Units, raising approximately $1,000,000.  Each Unit was priced at $200.01 and consisted of two shares of Series F convertible preferred stock, convertible into 800 shares of common stock, and one warrant to purchase 400 shares of common stock at $0.375 per share, on or before October 2006.  The Company retained an advisor to assist the Company in finding qualified investors to purchase the Units.  The Advisor was entitled to a finder’s fee equal to 10 percent of the monies received by the Company, payable in Units valued at $200.01 per Unit.  The Advisor was also entitled to a cash fee of 7 percent with respect to the monies received by the Company upon exercise of the warrants.  The Units were placed with investors in the United States and Europe, and the sales of the Units were exempt from Registration under the Securities Act pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.

In December 2001, the Company received an additional $200,000 after completing a private placement of an additional 1,000 Units under the same terms as the Units issued in October 2001.

In connection with the private placement of Units in 2001, the Company issued warrants to purchase 240,000 shares of the Company’s common stock to the Advisor.

In May 2006, all 12,000 shares of the Company’s Series F preferred stock were converted to 4,800,000 shares of common stock.  After the conversion, the Company terminated all designations of Series F Preferred Shares.

The key rights of the Series F convertible preferred stock, par value $0.001, issued in the Unit financing included the following:

Dividends – Series F preferred stockholders were entitled to annual cumulative dividends at the rate of $10.00 per share payable in the Company’s common stock.  The number of common shares to be issued for dividend purposes was based upon the market value of the common stock on the date such dividends are declared.  Series F preferred stock dividends of $507,808 were declared during 2006 and paid in 6,138,361 shares of the Company’s common stock.  No dividends were declared or paid during 2005.  The Series F preferred stock is adjusted for dividends paid to common stockholders so that each preferred stockholder will receive the same number of shares of common stock which the stockholder would have owned or been entitled to receive before the dividend.  At December 31, 2005 dividends in arrears on the cumulative preferred stock were $507,808.

Conversion Rights – Each Series F preferred share was convertible, at any time, into 400 shares of common stock.  In the event the closing price for the common stock is $0.75 or greater for 10 consecutive trading days, the Series F preferred stock would have been automatically converted into common stock at 400 shares of common stock for each share of preferred stock.

Voting Rights – The Series F preferred stock had full voting rights on all matters that holders of common stock are entitled to vote and are entitled to one vote for each share of common stock into which the Series F preferred stock held is convertible.  In the event of a proposed dissolution, liquidation or winding up of the Company, or a sale of all or substantially all of the assets of the Company (other than in connection with a consolidation or merger), the affirmative vote of the holders of at least two thirds of the outstanding shares of Series F preferred stock was required.

Senior Ranking – The Company could not issue a security with rights and preferences that are senior to those of the holders of Series F preferred stock.  Series F preferred stock and Series G preferred stock were equal in their seniority.

Liquidation Preference – In the event of any liquidation, dissolution, or winding up of the Company, the Series F preferred stockholders were entitled to receive, before any distribution to any other class of stock ranking junior to the Series F preferred stock, liquidating distribution in the amount of $150.00 per share and all unpaid dividends.

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

In May 2006, all 55.125 shares of the Company’s Series G preferred stock were converted to 17,226,563 shares of common stock.  After the conversion, the Company terminated all designations of Series G Preferred Shares.

The key rights of the Series G convertible preferred stock, par value $0.001, issued in the Unit financing included the following:

Dividends – Series G preferred stockholders were entitled to annual cumulative dividends at the rate of $1,875 per share payable at the option of the Company in cash or shares of common stock.  The number of common shares to be issued for dividend purposes was based upon the average market value of the common stock for the thirty calendar days immediately prior to the date such dividends are declared.  Series G preferred stock dividends of $217,181 were declared during 2006 and paid in 2,625,272 shares of the Company’s common stock.  No dividends were declared or paid during 2005.  At December 31, 2005, dividends in arrears on the cumulative preferred stock were $217,181.

Conversion Rights – Each Series G preferred share was convertible, at any time, into 312,500 shares of common stock and the Company reserved authorized and unissued shares of common stock in the event of conversion.  The conversion ratio was subject to equitable adjustment for stock splits, stock dividends, combinations or similar transactions.

Voting Rights – The Series G preferred stock had full voting rights on all matters that holders of common stock are entitled to vote and are entitled to one vote for each share of common stock into which the Series G preferred stock held is convertible.  In the event of a proposed dissolution, liquidation or winding up of the Company, or a sale of all or substantially all of the assets of the Company (other than in connection with a consolidation or merger), the affirmative vote of the holders of at least two thirds of the outstanding shares of Series G preferred stock was required.

Senior Ranking – The Company could not issue a security with rights and preferences that are senior to those of the holders of Series G preferred stock.  Series G preferred stock and Series F preferred stock were equal in their seniority.

Liquidation Preference – In the event of any liquidation, dissolution, or winding up of the Company, the Series G preferred stockholders were entitled to receive, before any distribution to any other class of stock ranking junior to the Series G preferred stock, liquidating distributions in the amount of $25,000 per share and all unpaid dividends.

Warrants:  In August 2003, the Company issued to Breslow & Walker, LLP (Breslow), the Company’s general counsel, and de Greef & Partners, LLC (deGreef), a consultant for the Company, five-year warrants, to purchase 282,910 and 252,500 shares, respectively, of the Company’s common stock at $0.08 per share for professional services rendered.

In connection with the issuance of 12-month promissory notes in March and May 2003, the Company issued four separate five-year warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock at $0.08 per share.

In August 2003, the Company issued six separate five-year warrants to purchase an aggregate of 1,022,885 shares of the Company’s common stock at $0.08 per share to employees as a payment of accrued payroll liabilities for services performed.

The following table summarizes warrant activity for the years ended December 31, 2006 and 2005:

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
		Wgtd. Avg.		Wgtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning
of year	27,266,858	$ 0.20	27,266,858	$ 0.20
Exercised	(23,022,783)	(0.04)	-	-
Outstanding at end of year	4,244,075	$ 0.46	27,266,858	$ 0.20

Warrants exercisable at
year end	4,244,075	$ 0.46	27,266,858	$ 0.20

The total intrinsic value of warrants exercised was $690,683 and $0 during the years ended December 31, 2006 and 2005, respectively.

Stock compensation plans:  The Company’s 1988 Stock Option Plan was approved and adopted by the Board of Directors in July 1988 and had a term of ten years.  The plan expired in 1998.  The options are exercisable for up to ten years from the grant date.

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

The following is a summary of stock option activity under the plans for 2006 and 2005, and the status of stock options outstanding and available under the plans at December 31, 2006 and 2005:

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
		Wgtd. Avg.		Wgtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning
of year	5,566,000	$ 0.31	4,156,000	$ 0.44
Granted	2,440,000	0.07	2,660,000	0.08
Exercised	(2,547,000)	(0.04)	-	-
Cancelled	(20,000)	(0.08)	(1,250,000)	(0.25)
Outstanding at end of year	5,439,000	$ 0.15	5,566,000	$ 0.31

Stock options exercisable at
year end	2,215,666	$ 0.24	3,511,000	$ 0.41

The weighted average grant-date fair value of options awards was $.05 and $.07 per share during the years ended December 31, 2006 and 2005, respectively.

The total fair value of shares vested was $111,491 and $144,550 for the years ended December 31, 2006 and 2005, respectively.

The total intrinsic value of options exercised was $76,410 and $0 for the years ended December 31, 2006 and 2005, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

		Weighted
	Number	Average	Weighted
Range of	Outstanding	Remaining	Average
Exercise	at December	Contractual	Exercise
Prices	31, 2006	Life	Price
0.07	1,925,000	9.64	$ 0.07
0.08	2,050,000	8.75	$ 0.08
0.085	500,000	9.33	$ 0.085
0.25	750,000	5.26	$ 0.25
1.25	209,000	1.89	$ 1.25
2.50	5,000	0.00	$ 2.50
	5,439,000	8.36	$ 0.15

Total compensation cost at December 31, 2006 of $145,271 is expected to be recognized over a weighted average period of 3 years.

During the year ended December 31, 2006, the Company issued ten-year options to employees and directors to purchase 2,440,000 common shares.  Options to purchase 500,000 shares were awarded to an outside director which were 25% exercisable upon grant with the remaining shares vesting to the extent of 125,000 shares on the next three anniversary dates of the award.  Options to purchase 1,940,000 shares were awarded to employees which vest as follows:  one third on the first  anniversary date of the awards, one third on the second anniversary date of the awards, and the remainder on the third anniversary date of the awards.

During the year ended December 31, 2005, the Company issued ten-year options to employees and directors to purchase 1,850,000 common shares and ten-year options to outside consultants to purchase 810,000 common shares.  The awards issued to the outside consultants as well as 100,000 options issued to employees were 50% exercisable upon grant with the remainder vesting on the first anniversary of the grant date.  Options to purchase 750,000 shares which were 100% exercisable upon grant were awarded to outside directors.  Options to purchase 1,000,000 shares were awarded to the then-CEO of the Company which vested to the extent of 250,000 shares on the first anniversary date of the award and then 20,833 shares on the first day of each month thereafter.

Certain options awarded during 2005 and 2006 contain provisions which allow for the automatic proportionate adjustment of the number of shares covered and the exercise price of each share in the event that the Company changes its shares of common stock by a stock dividend, stock split, combination, reclassification, exchange, merger or consolidation.  Certain options awarded during 2005 and 2006 are adjustable at the discretion of the Board of Directors in the event that the Company changes its shares of common stock by a stock dividend, stock split, combination, reclassification, exchange, merger or consolidation.

In September 2005, the shareholders approved an increase in the number of authorized shares of common stock from 25,000,000 shares to 100,000,000 shares.  There were 68,773,188 and 12,413,209 shares issued at December 31, 2006 and 2005, respectively.  At December 31, 2006, there are 6,459,741 shares of common stock that could be issued upon the exercise of stock warrants and options.  The following table summarizes the potential shares to be issued upon exercise of the above instruments:

Shares
Common stock options	2,215,666
Common stock warrants	4,244,075
Total	6,459,741

Stock subscriptions receivable:  As of December 31, 2006 the Company was due $8,988 in stock subscriptions receivable.

7.

Related party transactions

The Company incurred $64,535 and $59,817 in legal fees during the years ended December 31, 2006 and 2005, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner.  In 2005, the Company granted options to purchase 250,000 shares of common stock to this director and stockholder with an exercise price of $0.08 which vested immediately upon grant and have a life of 10 years.  At December 31, 2006 and 2005, accounts payable includes $8,066 and $8,729, respectively, due to the related party for services rendered.

On March 15, 2004, the Company entered into three year Research Agreement with Cell Preservation Services, Inc. (“CPSI”) to outsource to CPSI all of the Company’s research that was funded through SBIR grants.  CPSI is owned by a former employee of BioLife and who is also the son of the former Chief Executive Officer of the Company.  The Research Agreement established a format pursuant to which CPSI (a) took over the processing of existing applications of SBIR grants applied for by BioLife, (b) applied for additional SBIR grants for future research projects, (c) performed a substantial portion of the principal work to be done, in terms of (i) time spent, and (ii) research, in connection with existing and future projects, and (d) utilized BioLife personnel as consultants with respect to the research.  In conjunction therewith BioLife granted to CPSI a non-exclusive, royalty free license (with no right to sublicense) to use BioLife’s technology soley for the purpose of conducting the research in connection with the projects.  Pursuant to the Research Agreement BioLife provides CPSI with (a) facilities in which to conduct the research including basic research equipment and office equipment, and (b) management services.  During the year ended December 31, 2005, the Company recognized $109,714 and $60,342 for facilities and management services, respectively.  No facilities or management fees were received during 2006.  At December 31, 2006 and 2005, the Company was due $0 and $1,321 from CPSI, respectively.  On January 8, 2007, the Company sent a written notice to CPSI that the Company has elected not to renew the Research Agreement, which expired on March 14, 2007.

Effective January 8, 2004, the Company entered into a non-cancelable operating lease with Field Afar, LLC for its corporate and manufacturing facilities in Owego, New York that expires in January 2007.  During 2006, the lease was extended through January 2008.  The lease requires payments of $6,200 per month.  Field Afar, LLC is partially owned by the Company’s former CEO who was an employee and officer of the Company during 2006, and the Company’s former Director of Research and Development, who was an employee of the Company during 2006.  For the years ended December 31, 2006 and December 31, 2005, the Company paid rents of $74,400 and $74,400, respectively.

During 2006, the Company, CPSI and Field Afar, LLC experienced damage and destruction of property and equipment as a result of a flood.  Accounts payable as of December 31, 2006 includes $4,409 and $11,404 due to CPSI and Field Afar, LLC, respectively, in connection with an insurance claim submitted and recovered by the Company.

8.

Commitments

Leases:  The Company leases equipment as lessee, under an operating lease expiring in October 2010.

The following is a schedule of future minimum lease payments required under the operating leases:

Year Ending		Office
December 31	Equipment	(Note 7)	Total
2007	$ 4,044	$ 74,400	$ 78,444
2008	4,044	6,200	10,244
2009	4,044	-	4,044
2010	3,707	-	3,707
Total	$ 15,839	$ 80,600	$ 96,439

Rental expense for facilities and equipment operating leases for the years ended December 31, 2006 and 2005, totaled $78,107 and $100,999, respectively.

Employment agreements:  The Company has an employment agreement with the Chief Executive Officer of the Company expiring August 7, 2007 and an employment agreement with the Vice President of Sales expiring October 17, 2007.  The agreements provide for certain minimum compensation per month and incentive bonuses at the discretion of the Board of Directors.  Under certain conditions, the Company may be required to continue to pay the base salaries under the agreements for a period of one to two years.

The Company had an employment agreement with the former Chief Executive/Scientific Officer of the Company expiring July 25, 2007 which was terminated on January 8, 2007; however, the Company will continue to make salary payments through July 25, 2007 in accordance with the employment agreement with a total expected payout of approximately $70,000.

9.

Concentration of risk

Significant customers:  Sales to individual customers representing more than 10% of total revenues totaled approximately $234,000 and $362,000 in 2006 and 2005, respectively.  These amounts represent revenues from one customer in 2006 and two customers in 2005.  Of the $362,000 in 2005, approximately $178,000 was derived from management fees, facilities fees, and product sales to CPSI, a related party (See Note 7).

At December 31, 2006, two customers accounted for approximately 52% of total accounts receivable, and at December 31, 2005, two customers accounted for approximately 72% of total accounts receivable.

10.

Supplemental cash flow disclosures

Actual cash payments:  Cash payments were as follows for the years ended December 31, 2006 and 2005:

	2006	2005
Interest	$ 12,751	$ 1,943

Non-cash investing and financing activities:  During the year ended December 31, 2006, in conjunction with employees’ exercise of stock options and warrants to purchase Company common stock, the Company received consideration in the form of forgiveness of $113,187 in accrued vacation pay and travel allowances as well as the assumption of $30,264 in stock subscriptions receivable.  During the year ended December 31, 2006, 12,055 shares of Company Series F and G preferred stock were converted into 22,026,563 shares of Company common stock.  Additionally, $724,989 in Series F and G preferred stock dividends were declared and paid in 8,763,633 shares of Company common stock.

11.

Subsequent event

In February 2007, in an effort to secure much needed capital, the Company borrowed $750,000, represented by two promissory note agreements from two stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), shall become due and payable in one lump sum on the earlier of (a) the second anniversary of the date of such Note, or (b) an Event of Default (as defined in the Notes).  In addition, if the Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the Notes) (a “Financing”), then the Note holder may convert the Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 85% of the per share or per unit purchase price of the New Equity Securities.  In connection with the issuance of the Notes, each Note holder received a loan origination fee equal to 10% of the principal amount of the Note, payable in shares of the Company’s common stock based on the closing price of the shares on the OTCBB on the day preceding the date of issuance of the Note.  The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On February 7, 2007, a former employee of the Company filed a complaint in the New York State Supreme Court, County of Broome, against the Company alleging a breach of an employment agreement and seeking damages of up to $300,000 plus attorneys’ fees.  The Company does not believe there is any merit to such lawsuit and, if need be, intends to defend the same vigorously.

On or about March 21, 2007, Christine Baust, a former employee of the Company and daughter of John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, filed a complaint with the State of New York, Division of Human Rights alleging unlawful discrimination practices against the Company based on wrongful termination due to disability, and gender and sexual harassment.  If discrimination is found, the Company would be ordered to cease and desist and take appropriate action, such as reinstatement.  The Division of Human Rights may award money damages, including back pay and compensatory damages for mental pain and suffering.  The Company does not believe there is any merit to such complaint and, if need be, intends to defend the same vigorously.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarterly period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 30, 2007.  The Board of Directors is comprised of only one class.  All of the directors will serve until the next annual meeting of shareholders, which is anticipated to be held in 2007, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships among directors and executive officers.  Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Position and Offices

Name

Age

  With the Company

Michael Rice

44

Chief Executive Officer,

President, and Director

Matthew Snyder

55

Vice President

Jesse Wheeler

32

Controller/Consultant

Howard S. Breslow

67

Director, Secretary

Roderick de Greef

46

Director

Thomas Girschweiler

49

Director

Raymond Cohen

47

Director

Andrew

Hinson

41

Director

Michael Rice has been President and Chief Executive Officer and a director of the Company since August 2006.  From October 2004 to August 2006, Mr. Rice served as Sr. Business Development Manager for the Medical & Wireless Products Group at AMI Semiconductor, Inc. (NASDAQ: AMIS).  Prior thereto, from October 2000 to October 2004 he served as Director of Marketing & Business Development, Western Region Sales Manager, and Director, Commercial Sales at Cardiac Science, Inc. (NASDAQ: CSCX), from May 1998 to October 2000 as Vice President, Sales and Marketing at TEGRIS Corporation, and from May 1986 to May 1998 in several sales and marketing roles at PhysioControl Corporation.

Matthew Snyder has been Vice President of Sales since October 2006.   He has over 25 years of sales, marketing and training experience.  Prior to joining BioLife, he served in various management positions with Genentech, Bristol-Meyers Squibb, SpaceLabs Medical and most recently played a critical role in the merger of Cardiac Science and Quinton Corporation.

Jesse Wheeler served as Controller of the Company from July 2006 through January 2007 and has served as a financial management consultant since January 2007.  Prior to joining BioLife, he served as an accountant at various levels up to Manager for Davidson, Fox & Company, LLP, a public accounting firm with offices in upstate New York from January 1998 to July 2006.  Mr. Wheeler returned to Davidson, Fox & Company in January 2007 at which time BioLife contracted with the firm to provide outsourced controllership duties.  As a certified public accountant and certified fraud examiner, he is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Accountants and the Association of Certified Fraud Examiners.  Mr. Wheeler earned his BS in Accounting from Binghamton University in 1996.

Howard S. Breslow has served as a director of the Company since July 1988.  He has been a practicing attorney in New York City for more than 40 years and is a member of the law firm of Breslow & Walker, LLP, New York, New York, which firm serves as general counsel to the Company.

Roderick de Greef has served as a director of the Company since June 19, 2000.  From March 2001 to September 2005, Mr. de Greef served as Executive Vice President, Chief Financial Officer and Secretary of Cardiac Sciences, Inc. (NASDAQ: CSCX).  In October 2005, Mr. de Greef became the Chief Financial Officer of Cambridge Heart, Inc., a medical device manufacturer located in Bedford, MA.  Since 1995, Mr. de Greef has provided corporate finance advisory services to a number of early-stage companies, including the Company, where he was instrumental in securing the Company’s equity capital beginning in June 2000, and advising on merger and acquisition activity. From 1989 to 1995, Mr. de Greef was Vice President and Chief Financial Officer of BioAnalogics, Inc. and International BioAnalogics, Inc., publicly held, development stage medical technology companies located in Portland, Oregon. From 1986 to 1989, Mr. de Greef was Controller and then Chief Financial Officer of Brentwood Instruments, Inc., a publicly held cardiology products distribution company based in Torrance, California.  Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and an MBA from the University of Oregon.

Thomas Girschweiler joined the Board in 2003.  Mr. Girschweiler has been engaged in corporate financing activities on his own behalf since 1996.  From 1981 to 1996 he was an investment banker with Union Bank of Switzerland.  Mr. Girschweiler was graduated at the Swiss Banking School.

Raymond Cohen joined the Board in May 2006.   Mr. Cohen currently serves as Chief Executive Officer of Laguna Hills, CA-based Symphony Medical, Inc., a venture capital backed privately-held developer of biologic solutions for the treatment of cardiac conduction abnormalities. Mr. Cohen also serves as the Chairman of Board of Directors of Bothell, WA-based Cardiac Science Corporation (NASDAQ: CSCX), a global leader in advanced cardiac monitoring and defibrillation products formed by the September merger of Quinton Cardiology Systems, Inc., and Cardiac Science, Inc., where he served as Chief Executive Officer for nine years.  Mr. Cohen also serves as a member of the Board of Directors of Syncroness, Inc., a privately-held contract engineering and product development firm based in Westminster, CO.  He is a member of the Advisory Board for the College of Osteopathic Medicine, Western University of Health Sciences in Pomona, CA.

Andrew Hinson joined the Board in February 2007.  He is currently the Vice President for Clinical and Regulatory Affairs for Symphony Medical, Inc., a developer of proprietary biopolymer and cellular-based biologic therapies to effectively treat chronic and post-operative atrial fibrillation and other cardiac conduction abnormalities.  Mr. Hinson has diverse experience in the cell and gene therapy markets and extensive experience managing clinical trials for new biologic based therapies for cardiac, neurologic, and gastrointestinal applications.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company’s executive officers, directors, and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (collectively, the “Reporting Persons”) are required to file reports of ownership and changes in beneficial ownership of the Company’s equity securities with the Securities Exchange Commission. Copies of those reports also must be furnished to the Company.  Based solely on a review of copies of the reports furnished to the Company, the Company noted that the following officers failed to file reports on a timely basis during the fiscal year ended December 31, 2006:  Michael Rice – Form 3 and one (1) Form 4 relating to one (1) transaction; and Matthew Snyder – Form 3 and one (1) Form 4 relating to one (1) transaction.  The Form 3 for both such officers and a Form 5 relating to the Form 4s were filed on February 4, 2007 when the delinquency was discovered.

Code of Ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner.  Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure.  Accordingly, the Board has adopted formal written codes of ethics for both our executive officers and for our directors.

Our codes of ethics are designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations.  These codes also incorporate our expectations of our executives that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  Our code of ethics is posted on our website, www.BioLifeSolutions.com.  Any future changes or amendments to our code of ethics, and any waiver of our codes of ethics will also be posted on our website when applicable.

No Audit Committee and Audit Committee Financial Expert:

The Company does not have an audit committee or an audit committee financial expert.  The Company does not believe, based upon its present operations, that the failure to have such a committee or expert is material to the financial controls of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer, its two highest compensated executive officers (other than the Chief Executive Officer) and any additional executive officers who received salary and bonus payments in excess of $100,000 during the fiscal year ended December 31, 2006 (collectively the  “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

							Nonqualified
Name and Principal				Stock	Option	Non-Equity Incentive Plan	Deferred Compensation	All Other
Positions (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Awards ($) (e)	Awards ($) (f) (1)	Compensation ($) (g)	Earnings ($) (h)	Compensation ($) (i)	Total ($) (j)

Michael Rice	2006	79,861	25,000	-	9,254 (2)	-	-	-	114,115
President, Chief
Executive Officer and
Director (8/06 – present)

John G. Baust, Ph.D	2006	224,253(4)	-	-	119,249 (5)	-	-	157,560 (6)	501,062
President, Chief	2005	220,000(3)	-	-	-	-	-	-	220,000
Executive Officer and
Director (through
8/06); Chief Scientific
Officer and Board
Chairman (8/06 – 1/07)

Matthew Snyder	2006	29,167	-	-	405 (2)	-	-	2,912 (7)	32,484
Vice President
(10/06 – present)

(1)

See Item 7 note 1 for a description on the valuation methodology of stock option awards.

(2)

Amounts are a result of options granted to each officer in accordance with the employment contracts described below.

(3)

Includes voluntary salary reduction in 2005 of $20,000 to support cash flow

(4)

Includes voluntary salary reduction in 2006 of $15,747 to support cash flow

(5)

Includes $70,905 for ten-year option awards granted during 2001, 2002 and 2005 to purchase 1,000,000 shares with each award and $48,344 for fully vested option and warrant awards to purchase 2,258,555 shares which were repriced to $0.04 per share and exercised during 2006.  The 2001 and 2002 awards vest ratably over a five-year period, commencing with the first anniversary date of the date of grant and the 2005 award vest ratably over a four-year period, commencing with the first anniversary date of the date of grant.  See “Private Placements” under Item 5 for a further description of the repriced option and warrant awards.

(6)

Includes $89,503 for payment for unused vacation time and travel allowance and $68,057 for the excess of the fair market value of the shares acquired when repriced options and warrants were exercised over the reduced exercise price thereof.

(7)

Represents sales commissions

Employment Agreements

The Company has an employment agreement with Michael Rice, its President and Chief Executive Officer, which expires on August 7, 2007.  The agreement will automatically renew for successive one year periods in the event either party does not send the other a “termination notice” not less than 90 days prior to the expiration of the initial term or any subsequent term.  The agreement provides for a salary of $200,000 per year and an incentive bonus based on certain milestones, to be determined by the Board of Directors.  The officer also received ten-year incentive stock options to purchase 1,500,000 shares of common stock at $.07 per share (the fair market value on the date of grant), which vest to the extent of 500,000 shares on each of the first three anniversary dates of the date of grant.  The Company amended this employment agreement on February 7, 2007 to provide that if, in connection with a “change in control,” Mr. Rice’s employment is terminated without “Cause” or he resigns for “Good Reason,” he will be entitled to the continued payment of salary and bonuses and the reimbursement of medical insurance premiums for 24 months following the change in control event.

The Company has an employment agreement with John G. Baust, its former Chief Scientific Officer, which expires on July 25, 2007. The agreement provides for a salary of $20,000 per month through January 26, 2007 and then $10,000 per month thereafter as well as an incentive bonus based on certain milestones to be determined by the Board of Directors.  Dr. Baust’s employment was terminated on January 8, 2007; however, the Company will continue to make salary payments in accordance with the employment agreement.

The Company has an employment agreement with Matthew Snyder, its Vice President of Sales, which expires on October 17, 2007.  The agreement will automatically renew for successive one year periods in the event either party does not send the other a “termination notice” not less than 90 days prior to the expiration of the initial term or any subsequent term.  The agreement provides for a salary of $140,000 per year and commissions of 2% of all Company product sales.   The officer also received ten-year incentive stock options to purchase 100,000 shares of common stock at $0.07 per share (the fair market value on the date of grant), which vest to the extent of 33,333 shares on each of the first two anniversary dates of the date of grant and 33,334 shares on the third anniversary date of the grant.

The following table provides information related to outstanding equity awards for each of the Named Executive Officers as of December 31, 2006:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Number of Unearned Shares, units or Other Rights That Have Not Vested (#) (i)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Michael Rice	-	1,500,000	-	0.07	8/7/2016 (1)	-	-	-	-

John G. Baust	200,000	-	-	0.25	8/7/2011 (2)	-	-	-	-
John G. Baust	200,000	200,000	-	0.25	7/1/2012 (2)	-	-	-	-
John G. Baust	291,666	708,334	-	0.08	9/28/2015 (2)	-	-	-	-

Matthew Snyder	-	100,000	-	0.07	10/17/2016 (3)	-	-	-	-

(1)

This award vests 500,000 shares on each of 8/7/2007, 8/7/2008, and 8/7/2009

(2)

Dr. Baust’s employment was terminated on January 8, 2007 and he has until April 8, 2007 to exercise his vested options.

(3)

This award vests 33,333 shares on each of 10/17/2007 and 10/17,/2008 and 33,334 shares on 10/17/2009

Compensation of Directors

Beginning in 2006, outside directors are compensated $1,500 per meeting for attending board meetings and $750 per meeting for telephonic board meetings.  A total of $36,000 in director compensation was recorded during the year ended December 31, 2006.

The following table sets forth compensation paid to outside directors during the fiscal year ended December 31, 2006:

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Howard Breslow (1)	9,000	-	-	-	-	-	9,000

Thomas Girschweiler	8,250	-	65,902	-	-	86,700	160,852

Roderick de Greef (2)	8,250	-	5,044	-	-	10,920	24,212

Raymond Cohen (3)	8,250	-	9,619	-	-	-	17,869

(1)

As of December 31, 2006, Mr. Breslow owned the following options and warrants, all of which were exercisable:  options to purchase 399,000 shares of Common Stock and warrants to purchase 2,078,910 shares of Common Stock.

(2)

As of December 31, 2006, Mr. de Greef owned the following options and warrants, all of which were exercisable:  options to purchase 250,000 shares of Common Stock and warrants to purchase 1,250,000 shares of Common Stock.

(3)

As of December 31, 2006, Mr. Cohen owned the following options:  options to purchase 500,000 shares of Common Stock, of which 125,000 were exercisable at December 31, 2006.

The option award compensation in the table above for Raymond Cohen was a result of options to purchase 500,000 shares of Common Stock granted in May 2006 in conjunction with his joining the Board of Directors.

The option award compensation in the table above for Thomas Girschweiler was the result of the exercise of fully vested option and warrant awards, granted in previous years, to purchase 2,890,000 shares, which options and warrants repriced to $0.04 per share during 2006.   The other compensation amount for Mr. Girschweiler represents the excess of the fair market value of the shares acquired when the repriced options were exercised over the reduced exercise price thereof.  The option award compensation in the table above for Roderick de Greef was the result of the repricing of fully vested option and warrant awards, granted in previous years, to purchase 364,000 shares which were repriced to $0.04 per share and exercised during 2006.  The other compensation amount for Mr. de Greef represents the excess of the fair market value of the shares acquired when the repriced options were exercised over the reduced exercise price thereof.  See “Private Placements” under Item 5 for further information on the options and warrants repriced during 2006.

Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company.  Mr. Breslow currently owns 53,600 shares of Common Stock of the Company and holds options to purchase an aggregate of 2,477,910 additional shares pursuant to stock options and warrants issued to him and/or affiliates.  During the period ended December 2006, Breslow & Walker, LLP billed the Company approximately $65,000 for legal fees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 26, 2007, certain information regarding the beneficial ownership of Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares thereof; (ii) each director of the Company; (iii) each Named Executive Officer of the Company; and (iv) all of the Company’s current directors and executive officers as a group.

Name and Address of Beneficial Owner	Common Stock (1)	Percentage of Class
Michael Rice (Officer and Director) c/o BioLife Solutions, Inc. 171 Front Street Owego, NY 13850	-	-

Matthew Snyder (Officer) c/o BioLife Solutions, Inc. 171 Front Street Owego, NY 13850	-	-

John G. Baust c/o CPSI 2 Court Street Owego, NY 13827	4,411,221 (2)	6.4%

Howard S. Breslow, Esq. (Director) c/o Breslow & Walker, LLP 767 Third Avenue New York, NY 10017	2,531,510 (3)	3.7%

Roderick de Greef (Director) c/o BioLife Solutions, Inc. 171 Front Street Owego, NY 13827	5,149,163 (4)	7.5%

Walter Villiger c/o BioLife Solutions, Inc. 171 Front Street Owego, NY 13827	18,823,415 (5)	27.4%

Thomas Girschweiler (Director) c/o BioLife Solutions, Inc. 171 Front Street Owego, NY 13827	13,989,886 (6)	20.3%

Beskivest Chart LTD Goodmans Bay Center West Bay Street & Sea View Drive Nassau, Bahamas	7,255,026 (7)	10.6%

Raymond Cohen (Director) c/o BioLife Solutions, Inc. 171 Front Street Owego, NY 13827	125,000 (8)	0.2%

All officers and directors as a group (six persons)	21,795,559	31.7%

_____________________________________________________________

(1)

Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of December 31, 2006 are deemed outstanding for computing the number of shares and the percentage of the outstanding shares held by a person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)

Includes 712,499 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan and 3,698,722 common shares.

(3)

Includes 399,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1988 and 1998 Stock Option Plans, 2,078,910 shares of Common Stock issuable upon the exercise of outstanding warrants owned of record by Breslow & Walker, LLP

(1,358,910) and B & W Investments (720,000), both of which are entities in which Mr. Breslow is a partner, and 53,600 common shares.

(4)

Includes 250,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan, 1,250,000 shares of Common Stock issuable upon the exercise of outstanding warrants, and 3,649,163 common shares.

(5)

Includes 18,823,415 common shares.

(6)

Includes 13,989,886 common shares.

(7)

Includes 7,255,026 common shares.

(8)

Includes 125,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan.

Securities Authorized for Issuance under Equity Compensation Plan

Plan category	Number of securities to be issued upon exercise of outstanding options (in thousands)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (in thousands)

Equity compensation plans approved by security holders	5,439	$.15	1,989

Equity compensation plans not approved by security holders	4,244	$.46	-

Total	9,683	$.28	1,989

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company.  Mr. Breslow currently owns 53,600 shares of Common Stock of the Company and holds options to purchase an aggregate of 2,477,910 additional shares pursuant to stock options and warrants issued to him and/or affiliates.  The Company incurred approximately $65,000 in legal fees during the year ended December 31, 2006 for services provided by Breslow & Walker, LLP.  At December 31, 2006, accounts payable includes $8,066 due to Breslow & Walker, LLP.

On March 15, 2004, the Company entered into three year Research Agreement with Cell Preservation Services, Inc. (“CPSI”) to outsource to CPSI all of the Company’s research that was funded through SBIR grants.  CPSI is owned by a former employee of BioLife and who is also the son of the former Chief Executive Officer of the Company.  The Research Agreement established a format pursuant to which CPSI (a) took over the processing of existing applications of SBIR grants applied for by BioLife, (b) applied for additional SBIR grants for future research projects, (c) performed a substantial portion of the principal work to be done, in terms of (i) time spent, and (ii) research, in connection with existing and future projects, and (d) utilized BioLife personnel as consultants with respect to the research.  In conjunction therewith BioLife granted to CPSI a non-exclusive, royalty free license (with no right to sublicense) to use BioLife’s technology soley for the purpose of conducting the research in connection with the projects.  Pursuant to the Research Agreement BioLife provides CPSI with (a) facilities in which to conduct the research including basic research equipment and office equipment, and (b) management services.  During the year ended December 31, 2005, the Company recognized $109,714 and $60,342 for facilities and management services, respectively.  No facilities or management fees were received during 2006.  At December 31, 2006 and 2005, the Company was due $0 and $1,321 from CPSI, respectively.  On January 8, 2007, the Company sent a written notice to CPSI that the Company has elected not to renew the Research Agreement, which expired on March 14, 2007.

Effective January 8, 2004, the Company entered into a non-cancelable operating lease for its corporate and manufacturing facilities in Owego, New York that expires in February 2007.  During 2006, the lease was extended through February 2008.  The lease requires payments of $6,200 per month.  The building is partially owned by the Company’s former CEO who was an employee and officer of the Company during 2006, and the Company’s former Director, Research and Development, who was an employee of the Company during 2006.

See item 5 regarding loans to the Company in February 2007 by two affiliates of the Company.

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

 4.1

Specimen of Common Stock Certificate. (1)

10.1

Stock Option Plan, dated July 7, 1988, and amendment, dated July 19, 1989. (1)

10.2

1998 Stock Option Plan (2)

10.3

Employment Agreement dated July 26, 2006 between the Company and Michael Rice*

10.4

Employment Agreement dated July 1, 2002 between the Company and John G. Baust (3)

10.5

Employment Agreement dated October 17, 2006 between the Company and Matthew Snyder*

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

10.8

Research Agreement dated March 15, 2004 between the Company and CPSI (6)

31*

       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(2)

Incorporated by reference to the Company’s Definitive Proxy Statement for the special meeting of stockholders held on December 16, 1998.

(3)

Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

(4)

Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2002.

(5)

           Incorporated by reference to the Company’s current report on Form 8-K filed July 10, 2002.

(6)

Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

*Filed herewith

(b)

Reports on Form 8-K

(1)

During the final quarter of the period covered by this statement, the Company filed one 8-K with respect to an employment agreement with the Vice President, Sales and Marketing.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2006, Aronson & Company acted as the independent auditors for the Company.  The following table sets forth the aggregate fees billed by Aronson & Company for audit and review services rendered in connection with the financial statements and reports for the years ending December 31, 2006 and December 31, 2005 and for other services rendered during the years ending December 31, 2006 and December 31, 2005 on behalf of the Company:

	December 31,
	2006	2005

Audit fees	$ 96,570	$78,315
Tax fees	7,250	7,616
All other fees	-	1,350
Total	$ 103,820	$87,281

The Board of Directors pre-approves all audit and non-audit services to be performed by the Company's independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

April 2, 2007
	B y:	/s/ Michael Rice
Michael Rice
Chief Executive
Officer and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	B y:	/s/ Michael Rice
April 2, 2007		Michael Rice
Director

	B y:	/s/ Roderick de Greef
April 2, 2007		Roderick de Greef
Director

	B y:	/s/ Howard S. Breslow
April 2, 2007		Howard S. Breslow
Director

	B y:	/s/ Thomas Girschweiler
April 2, 2007		Thomas Girschweiler
Director

	B y:	/s/ Raymond Cohen
April 2, 2007		Raymond Cohen
Director

	B y:	/s/ Andrew Hinson
April 2, 2007		Andrew Hinson
Director