Form 10QSB
period 2007-03-31
BIOLIFE SOLUTIONS INC
filed 2007-05-15
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

________________________________________

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

________________________________________

0-18170

(Commission File No.)

BioLife Solutions, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation)	94-3076866 (IRS Employer I.D. Number)

11810 North Creek Parkway North

Bothell, WA 98011

 (Address of principal executive offices)

(425) 402-1400

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

69,606,520 shares of BioLife Solutions, Inc. Common Stock, par value $.001 per share, were outstanding as of May 11, 2007

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒.

BioLife Solutions, Inc.

Form 10-QSB

Quarter Ended March 31, 2007

Index

Page No.
Part I. Financial Information
Item 1. Financial Statements:
Unaudited Balance Sheet at March 31, 2007	2
Unaudited Statements of Operations for the three month periods ended March 31, 2007 and March 31, 2006	3
Unaudited Statements of Cash Flows for the three month periods ended March 31, 2007 and March 31, 2006	4
Notes to Financial Statements	5-8
Item 2. Management’s Discussion and Analysis	9-12
Item 3. Controls and Procedures.	12

Part II. Other Information
Item 1. Legal Proceedings	13
Item 2. Unregistered Sale of Securities	13
Item 6. Exhibits	13
Signatures	14
Index to Exhibits	15

Part I

Financial Information

Item 1.  Financial Statements

BioLife Solutions, Inc.

Balance Sheet

(Unaudited)

March 31,
2007
Assets
Current assets
Cash and cash equivalents	$ 288,677
Trade receivables, net of allowance for doubtful accounts	149,287
Inventories	63,813
Prepaid expenses and other current assets	81,668
Total current assets	583,445
Property and equipment
Leasehold improvements	59,264
Furniture and computer equipment	54,736
Manufacturing and other equipment	174,760
Subtotal	288,760
Less: Accumulated depreciation and amortization	(197,014)
Net property and equipment	91,746
Other assets
Deferred financing costs, net of amortization	71,875

Total assets	$ 747,066

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 136,390
Accounts payable – related parties	50,832
Accrued expenses	50,621
Accrued compensation	64,437
Total current liabilities	302,280
Long term liabilities
Promissory notes payable – related parties	750,000
Total liabilities	1,052,280
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 100,000,000 shares
authorized, 69,606,520 shares issued and outstanding	69,607
Additional paid-in capital	42,034,971
Accumulated deficit	(42,407,509)
Subtotal	(302,931)
Stock subscriptions receivable	(2,283)
Total stockholders’ deficit	(305,214)

Total liabilities and stockholders’ deficit	$ 747,066

See notes to financial statements

BioLife Solutions, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue
Product sales	$ 207,488	$ 147,045

Operating expenses
Cost of product sales	101,520	81,219
Sales and marketing	150,631	37,867
Research and development	37,557	4,280
General and administrative	503,175	232,799
Total expenses	792,883	356,165

Operating loss	(585,395)	(209,120)

Other income (expense)
Interest income	2,368	901
Interest expense	(9,503)	(2,795)
Other income	1,000	-
Total other income (expense)	(6,135)	(1,894)

Net loss	$ (591,530)	$ (211,014)

Total basic and diluted net loss
per common share	$ (0.01)	$ (0.02)

Basic and diluted weighted average
common shares used to compute net
loss per common share	69,013,928	12,413,209

See notes to financial statements

BioLife Solutions, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net loss	$ (591,530)	$ (211,014)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	5,691	12,382
Amortization of deferred financing costs	3,125	-
Stock-based compensation	24,521	23,708
Change in operating net assets and liabilities
(Increase) decrease in
Trade receivables	(50,307)	(6,632)
Inventories	28,938	22,078
Prepaid expenses and other current assets	(67,254)	(21,317)
Increase (decrease) in
Accounts payable	69,972	76,993
Accounts payable – related parties	26,953	-
Accrued expenses	20,534	(45,736)
Accrued compensation	1,956	6,130
Net cash used in operating activities	(527,401)	(143,408)

Cash flows from investing activities
Purchase of property and equipment	(52,661)	(3,844)
Net cash used in investing activities	(52,661)	(3,844)

Cash flows from financing activities
Decrease in restricted cash	190,837	-
Proceeds from promissory notes	750,000	-
Principal payments on notes payable	(197,477)	(6,980)
Collection of stock subscriptions receivable	6,705	-
Net cash provided (used) by financing activities	750,065	(6,980)

Net increase (decrease) in cash	170,003	(154,232)

Cash - beginning of period	118,674	185,095

Cash - end of period	$ 288,677	$ 30,863

Non-cash investing and financing activities:

The Company issued 833,332 shares of common stock as payment for $75,000 in loan origination costs during the three months ended March 31, 2007.

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

The Balance Sheet as of March 31, 2007, the Statements of Operations for the three month periods ended March 31, 2007 and 2006 and the Statements of Cash Flows for the three month periods ended March 31, 2007 and 2006 have been prepared without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007, and for the three month period then ended, have been recorded.  All adjustments recorded were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the operating results anticipated for the full year.

B.

Financial Condition

At March 31, 2007, the Company had stockholders' deficit of approximately ($305,000), a working capital surplus of approximately $281,000 and cash used for operating activities for the three months ended March 31, 2007 was approximately ($527,000).  The Company has been unable to generate sufficient income from operations to meet its operating needs.  This raises doubt about the Company’s ability to continue as a going concern.

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

C.  Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007.  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Adopting FIN 48 had no cumulative effect on tax reserves or retained earnings (deficit).  Upon adoption, the Company had no liability for income taxes associated with uncertain tax positions.

The Company’s policy is to include interest and penalties related to income tax liabilities in general and administrative expenses.

With limited exception, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years through 2002.  No income tax returns are currently under examination by any taxing authorities.

D.

Inventories

Inventories consist of $32,278 of finished product and $31,535 of manufacturing materials at March 31, 2007.

E.

Promissory Notes Payable

In February 2007, in an effort to secure additional capital, the Company borrowed $750,000, represented by two promissory note agreements from two stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), shall become due and payable in one lump sum on the earlier of (a) the second anniversary of the date of such Note, (b) an Event of Default (as defined in the Notes) or (c) sale, merger or change in control of the Company, as defined.  In addition, if the Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the Notes) (a “Financing”), then the Note holder may convert the Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 85% of the per share or per unit purchase price of the New Equity Securities.  The intrinsic value of the beneficial conversion feature at the commitment date of the notes was $132,352.  No value for the beneficial conversion feature has been recorded in these financial statements since the notes become convertible only upon the occurrence of a future event outside the control of the holders.

In connection with the issuance of the Notes, each Note holder received a loan origination fee equal to 10% of the principal amount of the Note, payable in shares of the Company’s common stock based on the closing price of the shares on the OTCBB on the day preceding the date of issuance of the Note.  The Company issued 833,332 shares of common stock as payment of the loan origination costs.  The loan origination costs are being amortized over two years.

The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

F.

Stockholders’ Equity

The fair value of options at the date of grant is determined under the Black-Scholes option-pricing model.  During the three month period ended March 31, 2007, the following weighted-average assumptions were used:

Assumptions	2007
Risk-free rate	4.74%
Annual rate of dividends	-
Historical volatility	74.00%
Option life	6.1 years
Forfeiture rate	6.90%

There were no options awarded during the three month period ended March 31, 2006.

The following is a summary of stock option activity under the plans for the three month periods ending March 31, 2007 and 2006, and the status of stock options outstanding and available under the plans at March 31, 2007 and 2006:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		Wgtd. Avg.		Wgtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning
of quarter	5,439,000	$ 0.15	5,566,000	$ 0.31
Granted	3,000,000	0.08	-	-
Exercised	-	-	-	-
Cancelled	(892,500)	(0.09)	-	-
Outstanding at end of quarter	7,546,500	$ 0.13	5,566,000	$ 0.31

Stock options exercisable at
quarter end	2,431,500	$ 0.23	3,511,000	$ 0.41

The weighted average grant-date fair value of options awards was $.06 per share during the three months ended March 31, 2007.  There were no options awarded during the three month period ended March 31, 2006.

The total fair value of shares vested was $1,476 and $0 for the three month periods ended March 31, 2007 and 2006, respectively.

The following table summarizes information about stock options outstanding at March 31, 2007:

		Weighted
		Average	Weighted
	Number	Remaining	Average
Exercise	Outstanding at	Contractual	Exercise
Prices	March 31, 2007	Life	Price
0.07	1,725,000	9.38	$ 0.07
0.08	4,362,500	9.44	$ 0.08
0.085	500,000	9.08	$ 0.085
0.25	750,000	5.01	$ 0.25
1.25	209,000	1.64	$ 1.25

7,546,500	8.74	$ 0.13

Total compensation cost at March 31, 2007 of $222,249 is expected to be recognized over a weighted average period of 2.19 years.

During the three month period ended March 31, 2007, the Company issued ten-year options to employees and directors to purchase 3,000,000 common shares.  Options to purchase 1,250,000 shares were awarded to outside directors which vest 100% on the first anniversary date of the awards.  Options to purchase 1,750,000 shares were awarded to employees which vest as follows:  one third on the first anniversary date of the awards, one third on the second anniversary date of the awards, and the remainder on the third anniversary date of the awards.

G.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing income from operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants.  Potential common shares were not included in the diluted earnings per share amounts for the three month periods ended March 31, 2007 and 2006 as their effect would have been anti-dilutive.

H.

Legal Proceedings

On February 7, 2007, a former employee of the Company filed a complaint in the New York State Supreme Court, County of Broome, against the Company alleging a breach of an employment agreement and seeking damages of up to $300,000 plus attorneys’ fees.  The Company does not believe there is any merit to such lawsuit and is vigorously defending its position.

On or about March 21, 2007, Christine Baust, a former employee of the Company and daughter of John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, filed a complaint with the State of New York, Division of Human Rights alleging unlawful discrimination practices against the Company based on wrongful termination due to disability, and gender and sexual harassment.  If discrimination is found, the Company would be ordered to cease and desist and take appropriate action, such as reinstatement.  The Division of Human Rights may award money damages, including back pay and compensatory damages for mental pain and suffering.  The Company does not believe there is any merit to such complaint and is vigorously defending its position.

I.

Reclassifications

Certain March 2006 amounts have been reclassified to conform to the March 2007 presentation.  The reclassifications had no material effect on operations.

J.

Subsequent Event

Although it has not been served with a summons and complaint, the Company is aware that John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, filed a complaint on April 6, 2007 in the New York State Supreme Court, County of Tioga, against the Company seeking, among other things, damages under his employment agreement to be determined upon trial of the action plus attorneys’ fees, a declaratory judgment that he did not breach his fiduciary duties to the Company, and that his covenant not to compete is void as against public policy or unenforceable as a matter of law, and to enjoin the Company from commencing an action against him in Delaware courts seeking damages for breaches of his fiduciary obligations to the Company.  The Company does not believe there is any merit to such lawsuit and, if need be, intends to defend the same vigorously.

Item 2.  Management’s Discussion and Analysis

The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth elsewhere herein.

Derived from the Company’s in depth know-how and understanding of the cellular molecular response to cold temperature and methods to mitigate related harmful effects, BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary, bio-packaging technology and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practices of cell and gene therapy, cord blood banking, organ transplantation, toxicity testing, and drug discovery has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation, storage and following preservation. The Company believes that the HypoThermosol® and CryoStor™ products it is selling today are a significant step forward in meeting these needs.

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

The Company currently markets its HypoThermosol® and CryoStor™ line of solutions to companies, laboratories and academic institutions engaged in research and clinical applications.

Results of Operations (three month period ended March 31, 2007 compared to the three month period ended March 31, 2006)

Revenue

Product sales for the quarter ended March 31, 2007 increased $60,443, or 41%, to $207,488, compared to $147,045 for the quarter ended March 31, 2006.  This increase is due to increased sales and marketing efforts as well as the increased use of BioLife products by several emerging and established companies engaged in commercializing new cellular-based therapies to treat cancer, heart disease, HIV and skin and bone disorders.

Cost of product sales

Cost of product sales for the quarter ended March 31, 2007 increased $20,301, or 25%, to $101,520, compared to $81,219 for the quarter ended March 31, 2006.  This increase is primarily the result of increased production costs associated with the increase in product sales.

Sales and marketing expenses

For the quarter ended March 31, 2007, sales and marketing expenses increased $112,764, or 298%, to $150,631, compared to $37,867 for the quarter ended March 31, 2006.  The increase in sales and marketing expense was due to increased sales and marketing activities such as tradeshows, advertising, travel, and supplies as well as the addition of salaries and commissions for two sales employees, including the Vice President of Sales.

Research and development expenses

Expenses relating to research and development for the quarter ended March 31, 2007 increased $33,277, or 778%, to $37,557, compared to $4,280 for the quarter ended March 31, 2006.  This increase was due to contracted research payments and additional legal fees related to Company patents.

General and administrative expenses

For the quarter ended March 31, 2007, general and administrative expenses increased $270,376, or 116%, to $503,175, compared to $232,799 for the quarter ended March 31, 2006.  Notable increases in general and administration expenses include an increase in professional fees of approximately $135,000 from the first quarter of 2006 to the first quarter of 2007 as a result of increased legal fees related to litigation filed against the Company in 2007 and the outsourcing of the internal accounting function.  Compensation expenses increased approximately $73,000 due to the hiring of additional employees, an increase in bonuses in 2007 of $27,000 and the payment of directors’ fees in 2007 for which no compensation policy existed in 2006.  Travel expenses also increased approximately $24,000 from the first quarter of 2006 to the first quarter of 2007 due to additional travel by the management team.  Commercial and directors and officers insurance expenses increased approximately $12,000 due to an increase in coverage limits.

Interest expense

For the quarter ended March 31, 2007, interest expense was $9,503.  For the quarter ended March 31, 2006, interest expense was $2,795.   This increase is primarily the result of interest accrued on $750,000 in promissory notes which were issued in February 2007.

Operating expenses and net loss

For the quarter ended March 31, 2007, operating expenses (excluding product costs) increased $416,417, or 151%, to $691,363, compared to $274,946 for the quarter ended March 31, 2006.  The Company reported a net loss of ($591,530) for the quarter ended March 31, 2007, compared to a net loss of ($211,014) for the quarter ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2007, the Company had cash and cash equivalents of $288,677, compared to cash and cash equivalents of $30,863 at March 31, 2006.  At March 31, 2007, the Company had a working capital surplus of $281,165, compared to a working capital deficit of ($12,401) at March 31, 2006.

During the three months ended March 31, 2007, the Company generated approximately $207,000 in product sales, representing a 41% increase over product sales for the three months ended March 31, 2006.  While the increasing product sales appear promising, the Company has been unable to support its operations solely from revenue generated from product sales.

In February 2007, in an effort to secure additional capital, the Company borrowed $750,000, represented by two promissory note agreements from two stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), shall become due and payable in one lump sum on the earlier of (a) the second anniversary of the date of such Note, or (b) an Event of Default (as defined in the Notes).  In addition, if the Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the Notes) (a “Financing”), then the Note holder may convert the Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 85% of the per share or per unit purchase price of the New Equity Securities.  In connection with the issuance of the Notes, each Note holder received a loan origination fee equal to 10% of the principal amount of the Note, payable in shares of the Company’s common stock based on the closing price of the shares on the OTCBB on the day preceding the date of issuance of the Note.  The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

During the three month period ended March 31, 2007, net cash used in operating activities was approximately $527,000, compared to net cash used in operating activities of approximately $143,000 for the three month period ended March 31, 2006.  The use of cash is indicative of the Company’s lack of sufficient sales to support operations.

During the three month period ended March 31, 2007, net cash used in investing activities was approximately $53,000, compared to net cash used in investing activities of approximately $4,000 for the three month period ended March 31, 2006.  The use of cash resulted from purchases of property and equipment.

During the three month period ended March 31, 2007, net cash provided by financing activities was approximately $750,000 compared to net cash used by financing activities of $7,000 for the three month period ended March 31, 2006.  Cash provided during the three month period March 31, 2007 resulted primarily from the issuance of promissory notes.  Cash used during the three month period ended March 31, 2006 resulted from principal payments on a loan which was paid in full in January 2007 using restricted cash received in an insurance claim.

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

In November 2006, BioLife renewed an original 3-year lease for a one year term with Field Afar Properties, LLC whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month.  John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer is a member of Field Afar Properties, LLC.

In March 2007, the Company signed a lease whereby BioLife leases 2,783 square feet of office and laboratory space in Bothell, WA at a rental rate of $3,500 per month.  The lease does not have an expiration date.

Item 3.

Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time permitted as specified by the rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

On February 7, 2007, a former employee of the Company filed a complaint in the New York State Supreme Court, County of Broome, against the Company alleging a breach of an employment agreement and seeking damages of up to $300,000 plus attorneys’ fees.  The Company does not believe there is any merit to such lawsuit and is vigorously defending its position.

On or about March 21, 2007, Christine Baust, a former employee of the Company and daughter of John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, filed a complaint with the State of New York, Division of Human Rights alleging unlawful discrimination practices against the Company based on wrongful termination due to disability, and gender and sexual harassment.  If discrimination is found, the Company would be ordered to cease and desist and take appropriate action, such as reinstatement.  The Division of Human Rights may award money damages, including back pay and compensatory damages for mental pain and suffering.  The Company does not believe there is any merit to such complaint and is vigorously defending its position.

Although it has not been served with a summons and complaint, the Company is aware that John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, filed a complaint on April 6, 2007 in the New York State Supreme Court, County of Tioga, against the Company seeking, among other things, damages under his employment agreement to be determined upon trial of the action plus attorneys’ fees, a declaratory judgment that he did not breach his fiduciary duties to the Company, and that his covenant not to compete is void as against public policy or unenforceable as a matter of law, and to enjoin the Company from commencing an action against him in Delaware courts seeking damages for breaches of his fiduciary obligations to the Company.  The Company does not believe there is any merit to such lawsuit and, if need be, intends to defend the same vigorously.

Item 2. Unregistered Sale of Securities

In February 2007, in an effort to secure additional capital, the Company borrowed $750,000, represented by two promissory note agreements from two stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), shall become due and payable in one lump sum on the earlier of (a) the second anniversary of the date of such Note, (b) an Event of Default (as defined in the Notes) or (c) sale, merger or change in control of the Company, as defined.  In addition, if the Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the Notes) (a “Financing”), then the Note holder may convert the Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 85% of the per share or per unit purchase price of the New Equity Securities.  The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Item 6.

Exhibits

See accompanying Index to Exhibits included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioLife Solutions, Inc.

Date: May 15, 2007
	By:	/s/ Michael Rice
Michael Rice
President and Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit No.

Description

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002