Form 10QSB
period 2007-06-30
BIOLIFE SOLUTIONS INC
filed 2007-08-14
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[  ]

TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

0-18170

(Commission File No.)

BioLife Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	94-3076866
(State or Other Jurisdiction of Incorporation)	(IRS Employer I.D. Number)

3303 Monte Villa Parkway, Suite 310 Bothell, WA 98021
(Address of principal executive offices)

(425) 402-1400
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12g-2 of the Exchange Act).   Yes [  ] No [X]

69,606,520 shares of BioLife Solutions, Inc. Common Stock, par value $.001 per share, were outstanding as of August 10, 2007

Transitional Small Business Disclosure Format (check one). Yes [  ] No [X].

BioLife Solutions, Inc.

Form 10-QSB

Quarter Ended June 30, 2007

Index

		Page No.
	Part I. Financial Information
Item 1.	Financial Statements:
	Unaudited Balance Sheet at June 30, 2007	2
	Unaudited Statements of Operations for the three and six month periods ended June 30, 2007 and June 30, 2006	3
	Unaudited Statements of Cash Flows for the six month periods ended June 30, 2007 and June 30, 2006	4
	Notes to Financial Statements	5
Item 2.	Management’s Discussion and Analysis	11
Item 3.	Controls and Procedures	15
	Part II. Other Information
Item 1.	Legal Proceedings	16
Item 6.	Exhibits	16
	Signatures	17
	Index to Exhibits	18
	Certifications

Part I - Financial Information

Item 1.  Financial Statements

BioLife Solutions, Inc.

Balance Sheet

(Unaudited)

June 30, 2007
Assets
Current assets
Cash and cash equivalents	$707,074
Trade receivables, net of allowance for doubtful accounts	174,705
Inventories	35,166
Prepaid expenses and other current assets	103,642
Total current assets	1,020,587
Property and equipment
Leasehold improvements	59,264
Furniture and computer equipment	62,315
Manufacturing and other equipment	176,017
Subtotal	297,596
Less: Accumulated depreciation and amortization	(205,420)
Net property and equipment	92,176
Other assets
Deferred financing costs, net of amortization	62,500
Total assets	$1,175,263
Liabilities and Stockholders' Deficit
Current liabilities
Promissory notes payable – related parties	$1,000,000
Accounts payable	199,397
Accounts payable – related parties	70,792
Accrued expenses	74,031
Accrued compensation	103,557
Deferred revenue	8,333
Total current liabilities	1,456,110
Long term liabilities
Promissory notes payable – related parties	750,000
Total liabilities	2,206,110
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 69,606,520 shares issued and outstanding	69,607
Additional paid-in capital	42,061,767
Accumulated deficit	(43,160,238)
Subtotal	(1,028,864)
Stock subscriptions receivable	(1,983)
Total stockholders’ deficit	(1,030,847)
Total liabilities and stockholders’ deficit	$1,175,263

See notes to financial statements

BioLife Solutions, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue
Product sales	$201,850	$156,318	$409,338	$303,363
Licensing revenue	1,667	-	1,667	-
Total revenue	203,517	156,318	411,005	303,363
Operating expenses
Cost of product sales	74,837	92,052	176,357	173,271
Sales and marketing	223,387	66,484	374,018	104,351
Research and development	158,186	14,740	195,743	19,020
General and administrative	484,307	428,854	987,482	661,653
Total expenses	940,717	602,130	1,733,600	958,295
Operating loss	(737,200)	(445,812)	(1,322,595)	(654,932)
Other income (expense)
Interest income	1,623	6,258	3,991	7,159
Interest expense	(17,552)	(46,501)	(27,055)	(49,296)
Other income (loss)	400	(3,273)	1,400	(3,273)
Total other income (expense)	(15,529)	(43,516)	(21,664)	(45,410)
Net loss	$(752,729)	$(489,328)	$(1,344,259)	$(700,342)
Total basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Basic and diluted weighted average common shares used to compute net loss per common share	69,606,520	60,721,762	69,311,861	36,700,935

See notes to financial statements

BioLife Solutions, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(1,344,259)	$(700,342)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,097	26,173
Amortization of deferred financing costs	12,500	-
Stock-based compensation	51,317	202,468
Loss on disposal of property and equipment	-	3,273
Change in operating net assets and liabilities
(Increase) decrease in
Trade receivables	(75,725)	(37,998)
Inventories	57,585	44,215
Prepaid expenses and other current assets	(89,228)	(21,316)
Increase (decrease) in
Accounts payable	132,979	105,863
Accounts payable – related parties	46,913	2,153
Accrued expenses	43,944	(43,378)
Accrued compensation	41,076	10,952
Deferred revenue	8,333	-
Net cash used in operating activities	(1,100,468)	(407,937)
Cash flows from investing activities
Purchase of property and equipment	(61,497)	(16,816)
Net cash used in investing activities	(61,497)	(16,816)
Cash flows from financing activities
Decrease in restricted cash	190,837	-
Proceeds from promissory notes	1,750,000	-
Principal payments on notes payable	(197,477)	(14,048)
Receipts from exercise of options and warrants	-	883,641
Collection of stock subscriptions receivable	7,005	-
Net cash provided by financing activities	1,750,365	869,593
Net increase in cash and cash equivalents	588,400	444,840
Cash and cash equivalents - beginning of period	118,674	185,095
Cash and cash equivalents - end of period	$707,074	$629,935

See notes to financial statements

Non-cash investing and financing activities:

The Company issued 833,332 shares of common stock as payment for $75,000 in loan origination costs during the six months ended June 30, 2007.  In connection with stock options exercised during the six months ended June 30, 2006, liabilities totaling $113,187 were forgiven by employees as partial payment for their common stock. In addition, the company granted stock subscription loans to employees totaling $30,264 to assist in exercising their options during the six months ended June 30, 2006.

BioLife Solutions, Inc.

Notes to Financial Statements

A.

General

Incorporated in 1998 in the State of Delaware as a wholly owned subsidiary of Cryomedical Sciences, Inc. (“Cryomedical”), BioLife Solutions, Inc. (“BioLife” or the “Company”) develops, manufactures and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs. The Company’s proprietary HypoThermosol® and CryoStor™ lines of solutions are marketed directly to companies, labs and academic institutions engaged in research and commercial applications.  BioLife’s line of serum free and protein free preservation solutions are fully defined and formulated to reduce or prevent preservation-induced, delayed-onset cell damage and death. BioLife’s platform enabling technology provides academic and clinical researchers significant improvement in post-thaw cell, tissue, and organ viability and function.

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

The Balance Sheet as of June 30, 2007, the Statements of Operations for the three and six month periods ended June 30, 2007 and 2006 and the Statements of Cash Flows for the six month periods ended June 30, 2007 and 2006 have been prepared without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007, and for the three and six month periods then ended, have been recorded.  All adjustments recorded were of a normal recurring nature.

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

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the operating results anticipated for the full year.

B.

Financial Condition

At June 30, 2007, the Company had stockholders' deficit of approximately ($1,031,000), a working capital deficit of approximately ($436,000) and cash used for operating activities for the six months ended June 30, 2007 was approximately ($1,100,000).  The Company has been unable to generate sufficient income from operations to meet its operating needs.  This raises doubt about the Company’s ability to continue as a going concern.

The Company believes it has sufficient funds to continue operations in the near term.  Future capital requirements will depend on many factors, including the ability to market and sell the Company’s product line, research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the maintenance of sales and marketing capabilities, and the establishment of collaborative relationships with other parties.

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

D.

Inventories

Inventories consist of $8,895 of finished product and $26,271 of manufacturing materials at June 30, 2007.

E.

Promissory Notes Payable

In June 2007, in an effort to secure additional capital, the Company borrowed $1,000,000, represented by two promissory note agreements from two stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), shall become due and payable in one lump sum on the earlier of (a) June 30, 2008 or (b) an Event of Default (as defined in the Notes).  In addition, if the Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the Notes) (a “Financing”), then the Note holder may convert the Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 100% of the per share or per unit purchase price of the New Equity Securities.

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

All of the Notes described above were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

F.

Stockholders’ Equity

The fair value of options at the date of grant is determined under the Black-Scholes option-pricing model.  During the three and six month periods ended June 30, 2007 and 2006, the following weighted-average assumptions were used:

	Three Months Ended 6/30/07	Six Months Ended 6/30/07	Three Months Ended 6/30/06	Six Months Ended 6/30/06
Assumptions
Risk-free rate	4.50%	4.74%	4.94%	4.94%
Annual rate of dividends	-	-	-	-
Historical volatility	68.55%	73.95%	68.07%	68.07%
Option life	7 years	6.1 years	7 years	7 years
Forfeiture rate	10.65%	10.65%	5.50%	5.50%

The following is a summary of stock option activity under the plans for the three and six month periods ending June 30, 2007 and 2006, and the status of stock options outstanding under the plans at June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007		June 30, 2007
		Wgtd. Avg.		Wgtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of quarter	7,546,500	$ 0.13	5,439,000	$ 0.15
Granted	25,000	0.11	3,025,000	0.08
Exercised	-	-	-	-
Forfeited/expired	(1,192,500)	(0.17)	(2,085,000)	(0.13)
Outstanding at end of quarter	6,379,000	$ 0.12	6,379,000	$ 0.12
Exercisable at quarter end	1,364,000	$ 0.28

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
		Wgtd. Avg.		Wgtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of quarter	5,566,000	$ 0.31	5,566,000	$ 0.31
Granted	500,000	0.09	500,000	0.09
Exercised	(2,547,000)	(0.04)	(2,547,000)	(0.04)
Forfeited/expired	-	-	-	-
Outstanding at end of quarter	3,519,000	$ 0.19	3,519,000	$ 0.19
Exercisable at quarter end	1,089,000	$ 0.34

The weighted average grant-date fair value of options awards was $.08 and $.05 per share during the three months ended June 30, 2007 and 2006, respectively.  The weighted average grant-date fair value of options awards was $.06 and $.05 per share during the six months ended June 30, 2007 and 2006, respectively.

The total fair value of shares vested was $6,825 and $6,825 for the three month periods ended June 30, 2007 and 2006, respectively.  The total fair value of shares vested was $8,301 and $6,825 for the six month periods ended June 30, 2007 and 2006, respectively.

The following table summarizes information about stock options outstanding at June 30, 2007:

		Weighted
		Average	Weighted
	Number	Remaining	Average
Exercise	Outstanding at	Contractual	Exercise
Prices	June 30, 2007	Life	Price
0.07	1,725,000	9.13	$0.07
0.08	3,770,000	9.33	$0.08
0.09	500,000	8.84	$0.085
0.11	25,000	9.74	$0.11
0.25	150,000	5.00	$0.25
1.25	209,000	1.40	$1.25
	6,379,000	8.88	$0.12

Total compensation cost at June 30, 2007 of $191,236 is expected to be recognized over a weighted average period of 2.0 years.

During the six month period ended June 30, 2007, the Company issued ten-year options to employees and directors to purchase 3,025,000 common shares.  Options to purchase 1,250,000 shares were awarded to outside directors which vest 100% on the first anniversary date of the awards.  Options to purchase 1,750,000 shares were awarded to employees which vest as follows:  one third on the first anniversary date of the awards, one third on the second anniversary date of the awards, and the remainder on the third anniversary date of the awards. Options to purchase 25,000 shares were awarded to an employee which vest as follows:  one fourth on the first anniversary date of the award, one fourth on the second anniversary date of the award, one fourth on the third anniversary of the award, and the remainder on the fourth anniversary date of the award.

G.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing income from operations by the weighted average number of shares outstanding, including potentially dilutive securities such as preferred stock, stock options and warrants.  Potential common shares were not included in the diluted earnings per share amounts for the three and six month periods ended June 30, 2007 and 2006 as their effect would have been anti-dilutive.

H.

Related Party Transactions

The Company incurred $119,094 and $32,156 in legal fees during the six months ended June 30, 2007 and 2006, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner.  At June 30, 2007, accounts payable includes $47,850 due to the related party for services rendered.

I.

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

The Company was served with a complaint filed by John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, on April 6, 2007 in the New York State Supreme Court, County of Tioga, against the Company seeking, among other things, damages under his employment agreement to be determined upon trial of the action plus attorneys’ fees, a declaratory judgment that he did not breach his fiduciary duties to the Company, and that his covenant not to compete is void as against public policy or unenforceable as a matter of law, and to enjoin the Company from commencing an action against him in Delaware courts seeking damages for breaches of his fiduciary obligations to the Company.  The Company does not believe there is any merit to such lawsuit and is defending the same vigorously.

On June 15, 2007, the Company filed a lawsuit in the State of New York Supreme Court, County of Tioga against Cell Preservation Services, Inc. (“CPSI”) and Coraegis Bioinnovations, LLC (“Coraegis”), both of which are owned and/or controlled by John M. Baust, a former employee of the Company and the son of John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, both of whose employment with the Company was terminated on January 8, 2007.

On March 15, 2004, the Company had entered into a Research Agreement with CPSI, pursuant to which CPSI took over the processing of the Company’s existing, and, on behalf of the Company, was to apply for additional, Small Business Innovation Research (“SBIR”) grants, and, in each case, was to perform the research with respect to such grants.  In connection therewith, the Company granted to CPSI a limited license to use the Company’s technology (“BioLife’s Technology”), including the Company’s proprietary cryopreservation solutions (collectively, “Intellectual Property”), solely for the purpose of conducting the research pertaining to the SBIR grants, and CPSI agreed to keep confidential all Company confidential information disclosed to CPSI (“Confidential Information”).  On January 8, 2007, the Company informed CPSI that the Research Agreement would not be extended and would terminate in accordance with its terms on March 15, 2007.

The lawsuit states various causes of action, including, (1) repeated violations of the Research Agreement by CPSI by improperly using BioLife’s Technology, Intellectual Property and Confidential Information for its own purposes, (2) the unlawful misappropriation by CPSI and Coraegis, of the Company’s trade secrets, (3) unfair competition on the part of CPSI and Coraegis through their unlawful misappropriation and misuse of BioLife’s Technology, Intellectual Property and Confidential Information, and (4) the conversion of BioLife’s Technology, Intellectual Property and Confidential Information by CPSI and Coraegis to their own use without the Company’s permission.

The lawsuit seeks, among other things, (1) to enjoin CPSI from continuing to violate the Research Agreement, (2) damages as a result of CPSI’s breaches of the Research Agreement, (3) to enjoin CPSI and Coreagis from any further use of the Company’s trade secrets, (4) damages (including punitive damages) as a result of CPSI’s and Coraegis’ misappropriation of the Company’s trade secrets, (5) to enjoin CPSI and Coreagis from any further use of BioLife’s Technology, Intellectual Property and Confidential Information, (6) damages (including punitive damages) as a result of CPSI’s and Coraegis’ unfair competition against the Company, and (7) damages (including punitive damages) as a result of CPSI’s and Coraegis’ conversion of BioLife’s Technology, Intellectual Property and Confidential Information to their own use.

J.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective for the Company on January 1, 2008.  The Company does not expect the adoption of SFAS 159 to have a material impact on the financial results of the Company.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

K.

Reclassifications

Certain June 2006 amounts have been reclassified to conform to the June 2007 presentation.  The reclassifications had no material effect on operations.

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

Results of Operations (three and six month periods ended June 30, 2007 compared to the three and six month periods ended June 30, 2006)

Revenue

Product sales for the quarter ended June 30, 2007 increased $45,532, or 29%, to $201,850, compared to $156,318 for the quarter ended June 30, 2006.  Product sales for the six months ended June 30, 2007 increased $105,975, or 35%, to $409,338, compared to $303,363 for the six months ended June 30, 2006.  This increase is due to increased sales and marketing efforts as well as the increased use of BioLife products by several emerging and established companies engaged in commercializing new cellular-based therapies to treat cancer, heart disease, HIV and skin and bone disorders.

Cost of product sales

Cost of product sales for the quarter ended June 30, 2007 decreased $17,215, or 19%, to $74,837, compared to $92,052 for the quarter ended June 30, 2006.  This decrease is primarily the result of decreased manufacturing overhead costs.

Cost of product sales for the six months ended June 30, 2007 increased $3,086, or 2%, to $176,357, compared to $173,271 for the six months ended June 30, 2006.  This increase is primarily the result of the increase in product sales offset by a decrease in manufacturing overhead costs.

Sales and marketing expenses

For the quarter ended June 30, 2007, sales and marketing expenses increased $156,903, or 236%, to $223,387, compared to $66,484 for the quarter ended June 30, 2006.  The increase in sales and marketing expense was due to increased sales and marketing activities such as tradeshows, advertising, travel, and consulting as well as the addition of salaries and commissions for two sales employees, including the Vice President of Sales.

For the six months ended June 30, 2007, sales and marketing expenses increased $269,667, or 258%, to $374,018, compared to $104,351 for the six months ended June 30, 2006.  The increase in sales and marketing expense was due to increased sales and marketing activities such as tradeshows, advertising, travel, and consulting as well as the addition of salaries and commissions for two sales employees, including the Vice President of Sales.

Research and development expenses

Expenses relating to research and development for the quarter ended June 30, 2007 increased $143,446, or 973%, to $158,186, compared to $14,740 for the quarter ended June 30, 2006.  This increase was due to contracted research payments, increased salaries, payment of travel expenses for a new employee and additional legal fees related to Company patents.

Expenses relating to research and development for the six months ended June 30, 2007 increased $176,723, or 929%, to $195,743, compared to $19,020 for the six months ended June 30, 2006.  This increase was due to contracted research payments, increased salaries, payment of travel expenses for a new employee and additional legal fees related to Company patents.

General and administrative expenses

For the quarter ended June 30, 2007, general and administrative expenses increased $55,453, or 13%, to $484,307, compared to $428,854 for the quarter ended June 30, 2006.  Notable increases in general and administration expenses include an increase in professional fees of approximately $150,000 from the second quarter of 2006 to the second quarter of 2007 as a result of increased legal fees related to litigation filed against the Company in 2007, additional IT consulting fees and the outsourcing of the internal accounting function.  Compensation expenses increased approximately $18,000 due to an increase in bonuses in 2007.  These increases were offset by decrease in travel expenses of approximately $46,000 from the second quarter of 2006 to the second quarter of 2007 resulting primarily from on-time allowances based on travel expenditures made which were granted to two employees in 2006.  Additionally, stock-based compensation decreased by approximately $108,000 from the second quarter of 2006 to the second quarter of 2007 resulting from increased costs in 2006 as a result of modification of options and warrants in an effort to raise capital.

For the six months ended June 30, 2007, general and administrative expenses increased $325,829, or 49%, to $987,482, compared to $661,653 for the six months ended June 30, 2006.  Notable increases in general and administration expenses include an increase in professional fees of approximately $278,000 from the first six months of 2006 to the first six months of 2007 as a result of increased legal fees related to litigation filed against the Company in 2007, additional IT consulting fees and the outsourcing of the internal accounting function.  Compensation expenses increased approximately $95,000 due to the hiring of additional employees, an increase in bonuses in 2007 of $54,000 and the payment of directors’ fees in 2007 for which no compensation policy existed in 2006.  Commercial and directors and officers insurance expenses increased approximately $16,000 due to an increase in coverage limits.  These increases were offset by decrease in travel expenses of approximately $24,000 from the first six months of 2006 to the first six months of 2007 resulting primarily from on-time allowances based on travel expenditures made which were granted to two employees in 2006 of $45,000 offset by additional travel by the management team in 2007.  Additionally, stock-based compensation decreased by approximately $108,000 from the first six months of 2006 to the first six months of 2007 resulting from increased costs in 2006 as a result of modification of options and warrants in an effort to raise capital.

Interest expense

For the quarter ended June 30, 2007, interest expense was $17,552.  For the quarter ended June 30, 2006, interest expense was $46,501.   This decrease is primarily the result of $44,000 in interest recorded in 2006 as a result of modification of stock warrants which were originally issued in connection with promissory notes offset by the interest accrued on $1,750,000 in promissory notes which were issued in 2007.

For the six months ended June 30, 2007, interest expense was $27,055.  For the six months ended June 30, 2006, interest expense was $49,296.   This decrease is primarily the result of $44,000 in interest recorded in 2006 as a result of modification of stock warrants which were originally issued in connection with promissory notes offset by the interest accrued on $1,750,000 in promissory notes which were issued in 2007.

Operating expenses and net loss

For the quarter ended June 30, 2007, operating expenses (excluding product costs) increased $355,802, or 70%, to $865,880, compared to $510,078 for the quarter ended June 30, 2006.  The Company reported a net loss of ($752,729) for the quarter ended June 30, 2007, compared to a net loss of ($489,328) for the quarter ended June 30, 2006.

For the six months ended June 30, 2007, operating expenses (excluding product costs) increased $772,219, or 98%, to $1,557,243, compared to $785,024 for the six months ended June 30, 2006.  The Company reported a net loss of ($1,344,259) for the six months ended June 30, 2007, compared to a net loss of ($700,342) for the six months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, the Company had cash and cash equivalents of $707,074, compared to cash and cash equivalents of $118,674 at December 31, 2006.  At June 30, 2007, the Company had a working capital deficit of ($435,523), compared to a working capital surplus of $135,314 at December 31, 2006.

During the three months ended June 30, 2007, the Company generated approximately $204,000 in revenues, representing a 30% increase over revenues for the three months ended June 30, 2006.  While the increasing revenues appear promising, the Company has been unable to support its operations solely from revenue generated from product sales and licensing income.

In June 2007, in an effort to secure additional capital, the Company borrowed $1,000,000, represented by two promissory note agreements from two stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), shall become due and payable in one lump sum on the earlier of (a) June 30, 2008 or (b) an Event of Default (as defined in the Notes).  In addition, if the Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the Notes) (a “Financing”), then the Note holder may convert the Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 100% of the per share or per unit purchase price of the New Equity Securities.  The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

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

During the six month period ended June 30, 2007, net cash used in operating activities was approximately $1,100,000, compared to net cash used in operating activities of approximately $408,000 for the six month period ended June 30, 2006.  The use of cash is indicative of the Company’s lack of sufficient sales to support operations.

During the six month period ended June 30, 2007, net cash used in investing activities was approximately $61,000, compared to net cash used in investing activities of approximately $17,000 for the six month period ended June 30, 2006.  The use of cash resulted from purchases of property and equipment.

During the six month period ended June 30, 2007, net cash provided by financing activities was approximately $1,750,000 compared to net cash provided by financing activities of $870,000 for the six month period ended June 30, 2006.  Cash provided during the six month period June 30, 2007 resulted primarily from the issuance of promissory notes.  Cash provided during the six month period ended June 30, 2006 resulted primarily from receipts from the exercise of stock options and warrants.

The Company believes it has sufficient funds to continue operations in the near term. Future capital requirements will depend on many factors, including the ability to market and sell our product line, research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the maintenance of sales and marketing capabilities, and the establishment of collaborative relationships with other parties.

Critical Accounting Policies and Estimates

As disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventories, fixed assets, income taxes, stock-based compensation, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company’s judgments on the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

Contract Obligations

The Company leases equipment as lessee, under an operating lease expiring in November 2011.  The lease requires monthly payments of $337.

In November 2006, BioLife renewed an original 3-year lease for a one year term with Field Afar Properties, LLC whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month.  John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer; John M. Baust, the Company’s former Director of Research and Development; and Judy Baust, wife of John G. Baust and mother of John M. Baust and Christine Baust, are members of Field Afar Properties, LLC.

In March 2007, the Company signed a lease whereby BioLife leased 2,783 square feet of office and laboratory space in Bothell, WA at a rental rate of $3,500 per month.  The Company terminated this lease in July 2007.

In July 2007, the Company signed a 4-year lease whereby BioLife leases 4,366 square feet of office and laboratory space in Bothell, WA at a rental rate of $6,367 per month.  The Company is also responsible for paying its proportionate share of property taxes and other operating expenses as defined in the lease.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

The Company was served with a complaint filed by John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, on April 6, 2007 in the New York State Supreme Court, County of Tioga, against the Company seeking, among other things, damages under his employment agreement to be determined upon trial of the action plus attorneys’ fees, a declaratory judgment that he did not breach his fiduciary duties to the Company, and that his covenant not to compete is void as against public policy or unenforceable as a matter of law, and to enjoin the Company from commencing an action against him in Delaware courts seeking damages for breaches of his fiduciary obligations to the Company.  The Company does not believe there is any merit to such lawsuit and is defending the same vigorously.

On June 15, 2007, the Company filed a lawsuit in the State of New York Supreme Court, County of Tioga against Cell Preservation Services, Inc. (“CPSI”) and Coraegis Bioinnovations, LLC (“Coraegis”), both of which are owned and/or controlled by John M. Baust, a former employee of the Company and the son of John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, both of whose employment with the Company was terminated on January 8, 2007.

On March 15, 2004, the Company had entered into a Research Agreement with CPSI, pursuant to which CPSI took over the processing of the Company’s existing, and, on behalf of the Company, was to apply for additional, Small Business Innovation Research (“SBIR”) grants, and, in each case, was to perform the research with respect to such grants.  In connection therewith, the Company granted to CPSI a limited license to use the Company’s technology (“BioLife’s Technology”), including the Company’s proprietary cryopreservation solutions (collectively, “Intellectual Property”), solely for the purpose of conducting the research pertaining to the SBIR grants, and CPSI agreed to keep confidential all Company confidential information disclosed to CPSI (“Confidential Information”).  On January 8, 2007, the Company informed CPSI that the Research Agreement would not be extended and would terminate in accordance with its terms on March 15, 2007.

The lawsuit states various causes of action, including, (1) repeated violations of the Research Agreement by CPSI by improperly using BioLife’s Technology, Intellectual Property and Confidential Information for its own purposes, (2) the unlawful misappropriation by CPSI and Coraegis, of the Company’s trade secrets, (3) unfair competition on the part of CPSI and Coraegis through their unlawful misappropriation and misuse of BioLife’s Technology, Intellectual Property and Confidential Information, and (4) the conversion of BioLife’s Technology, Intellectual Property and Confidential Information by CPSI and Coraegis to their own use without the Company’s permission.

The lawsuit seeks, among other things, (1) to enjoin CPSI from continuing to violate the Research Agreement, (2) damages as a result of CPSI’s breaches of the Research Agreement, (3) to enjoin CPSI and Coreagis from any further use of the Company’s trade secrets, (4) damages (including punitive damages) as a result of CPSI’s and Coraegis’ misappropriation of the Company’s trade secrets, (5) to enjoin CPSI and Coreagis from any further use of BioLife’s Technology, Intellectual Property and Confidential Information, (6) damages (including punitive damages) as a result of CPSI’s and Coraegis’ unfair competition against the Company, and (7) damages (including punitive damages) as a result of CPSI’s and Coraegis’ conversion of BioLife’s Technology, Intellectual Property and Confidential Information to their own use.

Item 6.

 Exhibits

See accompanying Index to Exhibits included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007	BioLife Solutions, Inc.
(Registrant)

By:	/s/ Michael Rice
Michael Rice
President and Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002