Form 10QSB
period 2007-09-30
BIOLIFE SOLUTIONS INC
filed 2007-11-14
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒.

0

BIOLIFE SOLUTIONS, INC.

FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOLIFE SOLUTIONS, INC.

BALANCE SHEET

(UNAUDITED)

September 30, 2007
Assets
Current assets
Cash and cash equivalents	$754,351
Trade receivables, net of allowance for doubtful accounts	209,979
Inventories	248,770
Prepaid expenses and other current assets	106,836
Total current assets	1,319,936
Property and equipment
Leasehold improvements	59,264
Furniture and computer equipment	75,525
Manufacturing and other equipment	188,956
Subtotal	323,745
Less: Accumulated depreciation and amortization	(214,866)
Net property and equipment	108,879
Other assets
Deferred financing costs, net of amortization	53,125
Total assets	$1,481,940
Liabilities and Stockholders' Deficit
Current liabilities
Promissory notes payable – related parties	$2,000,000
Accounts payable	194,546
Accounts payable – related parties	66,571
Accrued expenses	116,662
Accrued compensation	94,197
Deferred revenue	19,583
Total current liabilities	2,491,559
Long term liabilities
Promissory notes payable – related parties	750,000
Total liabilities	3,241,559
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 100,000,000 shares
authorized, 69,606,520 shares issued and outstanding	69,607
Additional paid-in capital	42,094,294
Accumulated deficit	(43,921,837)
Subtotal	(1,757,936)
Stock subscriptions receivable	(1,683)
Total stockholders’ deficit	(1,759,619)
Total liabilities and stockholders’ deficit	$1,481,940

See notes to financial statements

BIOLIFE SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Product sales	$226,705	$123,953	$636,043	$427,316
Licensing revenue	13,750	-	15,417	-
Total revenue	240,455	123,953	651,460	427,316
Cost of product sales	73,958	59,336	250,315	232,607
Gross margin	166,497	64,617	401,145	194,709
Operating expenses
Sales and marketing	170,360	87,835	544,377	192,186
Research and development	79,984	17,421	275,728	36,441
General and administrative Contract manufacturing start-up costs	446,650 198,491	355,126 -	1,434,132 198,491	1,016,779 -
Total expenses	895,485	460,382	2,452,728	1,245,406
Operating loss	(728,988)	(395,766)	(2,051,583)	(1,050,697)
Other income (expense)
Interest income	3,616	3,196	7,607	10,355
Interest expense	(36,324)	(4,360)	(63,378)	(53,656)
Other income (loss)	97	-	1,497	(3,273)
Total other income (expense)	(32,611)	(1,164)	(54,274)	(46,574)
Net loss	$(761,599)	$(396,929)	$(2,105,857)	$(1,097,271)
Basic and diluted net loss
per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Basic and diluted weighted average
common shares used to compute net
loss per common share	69,606,520	68,773,188	69,311,861	47,509,167

See notes to financial statements

BIOLIFE SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended Sept 30,
	2007	2006
Cash flows from operating activities
Net loss	$(2,105,857)	$(1,097,271)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	23,543	39,456
Amortization of deferred financing costs	21,875	-
Stock-based compensation	83,844	232,014
Loss on disposal of property and equipment	-	3,273
Change in operating net assets and liabilities
(Increase) decrease in
Trade receivables	(110,999)	18,058
Inventories	(156,019)	12,874
Prepaid expenses and other current assets	(92,422)	(29,162)
Increase (decrease) in
Accounts payable	128,128	49,536
Accounts payable – related parties	(16,113)	(7,066)
Accrued expenses	145,379	(26,628)
Accrued compensation	31,716	28,809
Insurance advance	--	231,363
Deferred revenue	19,583	--
Net cash used in operating activities	(2,027,342)	(544,744)
Cash flows from investing activities
Purchase of property and equipment	(87,646)	(24,547)
Net cash used in investing activities	(87,646)	(24,547)
Cash flows from financing activities
Decrease in restricted cash	190,837	-
Proceeds from promissory notes	2,750,000	-
Principal payments on promissory notes	(197,477)	(21,204)
Receipts from exercise of options and warrants	-	883,641
Collection of stock subscriptions receivable	7,305	4,800
Net cash provided by financing activities	2,750,665	867,237
Net increase in cash and cash equivalents	635,677	297,946
Cash and cash equivalents - beginning of period	118,674	185,095
Cash and cash equivalents - end of period	$754,351	$483,041

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

The Balance Sheet as of September 30, 2007, the Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006 and the Statements of Cash Flows for the nine month periods ended September 30, 2007 and 2006 have been prepared without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007, and for the three and nine month periods ended September 30, 2007 and 2006, have been recorded.  All adjustments recorded were of a normal recurring nature.

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

The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the operating results anticipated for the full year.

B.

Financial Condition

At September 30, 2007, the Company had stockholders' deficit of $1,759,619, a working capital deficit of $1,171,623 and cash used for operating activities for the nine months ended September 30, 2007 was $2,027,342.  The Company has been unable to generate sufficient income from operations to meet its operating needs.  This raises doubt about the Company’s ability to continue as a going concern.

The Company believes it has sufficient funds to continue operations through December 31, 2007, and expects that it will need to raise additional capital in the near term.  Throughout 2007, certain stockholders of the Company provided debt financing which has allowed the Company to continue its operations.  The Company is in discussions with these stockholders to provide additional capital to fund the Company through 2008, however, there can be no assurance that these stockholders will provide any additional capital, or that if such capital was provided, that the terms of such financing would not be dilutive to other stockholders.  Future capital requirements will depend on many factors, including the ability to market and sell the Company’s product line, research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by or against third parties regarding intellectual property, the status of competitive products, the maintenance of sales and marketing capabilities, and the establishment of collaborative relationships with other parties.

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

D.

Inventories

Inventories consist of $231,970 of finished product and $16,800 of manufacturing materials at September 30, 2007.

As part of the ongoing business strategy, on October 25, 2007, the Company entered into a relationship with Bioserv Corporation as the contract manufacturing out source agent (“CMO”).  The one-time cost of $198,491 was incurred in the quarter ended September 30, 2007 as CMO startup costs.

E.

Promissory Notes Payable

In September 2007, in an effort to secure additional capital, the Company borrowed $1,000,000, represented by two promissory note agreements from two stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), shall become due and payable in one lump sum on the earlier of (a) September 30, 2008 or (b) an Event of Default (as defined in the Notes).  In addition, if the Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the Notes or any other notes issued by the Company to the two stockholders) (a “Financing”), then the Note holder may convert the Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 100% of the per share or per unit purchase price of the New Equity Securities.

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

F.

Stockholders’ Equity

The fair value of options at the date of grant is determined under the Black-Scholes option-pricing model.  During the three and nine month periods ended September 30, 2007 and 2006, the following weighted-average assumptions were used:

	Three Months Ended 9/30/07	Nine Months Ended 9/30/07	Three Months Ended 9/30/06	Nine Months Ended 9/30/06
Assumptions
Risk-free rate	4.60%	4.70%	5.15%	5.15%
Annual rate of dividends	-	-	-	-
Historical volatility	76.20%	74.57%	69.79%	69.79%
Option life	7 years	6.3 years	6.5 years	6.5 years
Forfeiture rate	10.28%	10.28%	5.50%	5.50%

The following is a summary of stock option activity under the plans for the three and nine month periods ending September 30, 2007 and 2006, and the status of stock options outstanding under the plans at September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
		Wgtd. Avg.		Wgtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning
of period	6,379,000	$ 0.12	5,439,000	$ 0.15
Granted	1,140,000	0.10	4,165,000	0.09
Exercised	-	-	-	-
Forfeited/expired	-	-	(2,085,000)	(0.13)
Outstanding at end of period	7,519,000	$ 0.12	7,519,000	$ 0.12
Exercisable at quarter end	1,867,333	$ 0.22

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
		Wgtd. Avg.		Wgtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning
of period	3,519,000	$ 0.19	5,566,000	$ 0.31
Granted	1,550,000	0.07	2,050,000	0.07
Exercised	-	-	(2,547,000)	(0.04)
Forfeited/expired	(20,000)	(0.08)	(20,000)	(0.08)
Outstanding at end of period	5,049,000	$ 0.15	5,049,000	$ 0.15
Exercisable at quarter end	1,924,000	$ 0.26

The weighted average grant-date fair value of options awards was $.07 and $.05 per share during the three months ended September 30, 2007 and 2006, respectively.  The weighted average grant-date fair value of options awards was $.06 and $.05 per share during the nine months ended September 30, 2007 and 2006, respectively.

The total fair value of shares vested was $22,367 and $137,127 for the three month periods ended September 30, 2007 and 2006, respectively.  The total fair value of shares vested was $29,193 and $143,953 for the nine month periods ended September 30, 2007 and 2006, respectively.

The following table summarizes information about stock options outstanding at September 30, 2007:

		Weighted
		Average	Weighted
	Number	Remaining	Average
Exercise	Outstanding at	Contractual	Exercise
Prices	Sept. 30, 2007	Life	Price
$ 0.07	1,725,000	8.88	$ 0.07
$ 0.08	3,770,000	9.08	$ 0.08
$ 0.085	500,000	8.58	$ 0.085
$ 0.10	1,140,000	9.85	$ 0.10
$ 0.11	25,000	9.49	$ 0.11
$ 0.25	150,000	4.75	$ 0.25
$ 1.25	209,000	1.14	$ 1.25
	7,519,000	8.81	$ 0.12

Total unrecognized compensation cost at September 30, 2007 of $238,615 is expected to be recognized over a weighted average period of 2.6 years.

During the nine month period ended September 30, 2007, the Company issued ten-year options to employees and directors to purchase 4,165,000 common shares.  Options to purchase a total of 1,250,000 shares were awarded to 5 outside directors which vest 100% on the first anniversary date of the awards.  Options to purchase 1,750,000 shares were awarded to 3 employees that vest as follows:  one third on the first anniversary date of the awards, one third on the second anniversary date of the awards, and the remainder on the third anniversary date of the awards. Options to purchase 1,165,000 shares were awarded to 5 employees that vest as follows:  one fourth on the first anniversary date of the award, one fourth on the second anniversary date of the award, one fourth on the third anniversary of the award, and the remainder on the fourth anniversary date of the award.

G.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing income from operations by the weighted average number of shares outstanding, including potentially dilutive securities such as convertible debt, stock options and warrants.  Potential common shares were not included in the diluted earnings per share amounts for the three and nine month periods ended September 30, 2007 and 2006 as their effect would have been anti-dilutive.

H.

Related Party Transactions

The Company incurred $144,025 and $53,191 in legal fees during the nine months ended September 30, 2007 and 2006, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner.  At September 30, 2007, accounts payable includes $7,766 due to the related party for services rendered.

I.

Legal Proceedings

On February 7, 2007, a former employee of the Company filed a complaint in the New York State Supreme Court, County of Broome, against the Company alleging a breach of an employment agreement and seeking damages of up to $300,000 plus attorneys’ fees.  The Company does not believe there is any merit to such lawsuit and is vigorously defending its position.

On or about March 21, 2007, Christine Baust, a former employee of the Company and daughter of John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, filed a complaint with the State of New York, Division of Human Rights alleging unlawful discrimination practices against the Company based on wrongful termination due to disability, and gender and sexual harassment.  On or about September 12, 2007, the Company received from the State of New York, Division of Human Rights, a formal notification and determination that, after investigation, and following opportunity for review of related information and evidence by the named parties, the Division has determined that there is NO PROBABLE CAUSE to believe that the Company has engaged in or is engaging in, the unlawful discriminatory practice complained of.  Pursuant to the ruling by the Division, the complaint was ordered dismissed and the file closed.  Either party may appeal this determination within sixty days of the receipt date.

On April 6, 2007, the Company was served with a complaint filed by John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, in the New York State Supreme Court, County of Tioga, against the Company seeking, among other things, damages under his employment agreement to be determined upon trial of the action plus attorneys’ fees, a declaratory judgment that he did not breach his fiduciary duties to the Company, and that his covenant not to compete is void as against public policy or unenforceable as a matter of law, and to enjoin the Company from commencing an action against him in Delaware courts seeking damages for breaches of his fiduciary obligations to the Company.  The Company does not believe there is any merit to such lawsuit and is defending the same vigorously.

On June 15, 2007, the Company filed a lawsuit in the State of New York Supreme Court, County of Tioga against Cell Preservation Services, Inc. (“CPSI”) and Coraegis Bioinnovations, Inc. (“Coraegis”), both of which are owned and/or controlled by John M. Baust, a former employee of the Company and the son of John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, both of whose employment with the Company was terminated on January 8, 2007.

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

K.

Reclassifications

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.  The reclassifications had no material effect on operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto that appear elsewhere in this report.

Derived from the Company’s in depth know-how and understanding of the cellular molecular response to cold temperature and methods to mitigate related harmful effects, BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary, bio-packaging and preservation technology, and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practices of cell and gene therapy, cord blood banking, organ transplantation, toxicity testing, and drug discovery has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation, storage and following preservation. The Company believes that the HypoThermosol® and CryoStor™ products it is selling today are a significant step forward in meeting these needs.

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

Results of Operations (three and nine month periods ended September 30, 2007 compared to the three and nine month periods ended September 30, 2006)

Revenue

Product sales for the quarter ended September 30, 2007 increased $102,752, or 83%, to $226,705, compared to $123,953 for the quarter ended September 30, 2006.  Product sales for the nine months ended September 30, 2007 increased $208,727, or 49%, to $636,043, compared to $427,316 for the nine months ended September 30, 2006.  The increase in revenue for both periods is due to higher levels of direct sales and marketing activity, which has resulted in increased use of our products by existing customers and the acquisition of new customers in the cell therapy and cord blood markets.

Cost of product sales

Cost of product sales for the quarter ended September 30, 2007 increased by $14,622, or 25%, to $73,958, compared to $59,336 for the quarter ended September 30, 2006, resulting in a gross margin as a percentage of revenue of 67% in 2007 as compared to 52% in 2006.

Cost of product sales for the nine months ended September 30, 2007 increased $17,708, or 8%, to $250,315, compared to $232,607 for the nine months ended September 30, 2006, resulting in a gross margin as a percentage of revenue of 62% in 2007 compared to 46% in 2006.  The increase in cost of product sales for both periods is primarily the result of the increase in product sales partially offset by a decrease in manufacturing overhead costs.

Sales and marketing expenses

For the quarter ended September 30, 2007, sales and marketing expenses increased $82,525, or 94%, to $170,360, compared to $87,835 for the quarter ended September 30, 2006.  The increase in sales and marketing expense was due to increased sales and marketing activities such as tradeshows, advertising, and travel expenses associated with sales campaigns.

For the nine months ended September 30, 2007, sales and marketing expenses increased $352,191, or 183%, to $544,377, compared to $192,186 for the nine months ended September 30, 2006.  The increase in sales and marketing expense was due to increased sales and marketing activities such as tradeshows, advertising, travel, and consulting as well as the addition of salaries and commissions for two sales employees, including the Vice President of Sales.

Research and development expenses

Expenses relating to research and development for the quarter ended September 30, 2007 increased $62,563, or 359%, to $79,984, compared to $17,421 for the quarter ended September 30, 2006.  This increase was due to contracted research payments to support clinical study activity, an increase in headcount, and legal expenses incurred in the ongoing development of our intellectual property portfolio.

Expenses relating to research and development for the nine months ended September 30, 2007 increased $239,287, or 657%, to $275,728, compared to $36,441 for the nine months ended September 30, 2006.  This increase was primarily due to contracted research payments to support clinical study activity, an increase in headcount, travel expenses, and legal expenses incurred in the ongoing development of our intellectual property portfolio.

General and administrative expenses

For the quarter ended September 30, 2007, general and administrative expenses increased $91,524, or 26%, to $446,650, compared to $355,126 for the quarter ended September 30, 2006.

Legal and professional fees increased approximately $43,551 from the third quarter of 2006 to the third quarter of 2007 as a result of litigation filed by and against the Company in 2007, additional IT consulting fees and the outsourcing of the internal accounting function.  An increase in facility expenses is primarily due to the new lease in Bothell, WA.  Travel and related expenses increased approximately $18,000 due primarily to managing both east and west coast facilities for a short period.  These increases were offset by decrease in compensation expense of approximately $31,000 due to decreased headcount.

For the nine months ended September 30, 2007, general and administrative expenses increased $417,353, or 41%, to $1,434,132, compared to $1,016,779 for the nine months ended September 30, 2006.

Legal and professional fees increased approximately $321,325 during the period due to litigation filed by and against the Company in 2007, additional IT consulting fees and the outsourcing of the internal accounting function.  Compensation expense increased approximately $42,000 due to an increase in performance based bonuses in 2007.  Commercial and directors and officer insurance expenses increased approximately $31,000 due to an increase in coverage limits.  These increases were offset by a decrease in stock-based compensation of approximately $104,000 resulting from modifications made to options and warrants in 2006.

As part of the ongoing business strategy, on October 25, 2007, the Company entered into a relationship with Bioserv Corporation as the contract manufacturing out source agent (“CMO”).  The onetime cost of $198,491 was incurred in the quarter ended September 30, 2007 as CMO start-up costs.

Interest expense

For the quarter ended September 30, 2007, interest expense was $36,324.  For the quarter ended September 30, 2006, interest expense was $4,360.   This increase is primarily the result of interest accrued on $2,750,000 in promissory notes that were issued in 2007.

For the nine months ended September 30, 2007, interest expense was $63,378.  For the nine months ended September 30, 2006, interest expense was $53,656.   This increase is primarily the result of interest accrued on $2,750,000 in promissory notes that were issued in 2007.

Operating expenses and net loss

For the quarter ended September 30, 2007, operating expenses increased $435,103, or 95%, to $895,485, compared to $460,382 for the quarter ended September 30, 2006.  The Company reported a net loss of ($761,599) for the quarter ended September 30, 2007, compared to a net loss of ($396,929) for the quarter ended September 30, 2006.

For the nine months ended September 30, 2007, operating expenses increased $1,207,322, or 97%, to $2,452,728, compared to $1,245,406 for the nine months ended September 30, 2006.  The Company reported a net loss of ($2,105,857) for the nine months ended September 30, 2007, compared to a net loss of ($1,097,271) for the nine months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, the Company had cash and cash equivalents of $754,351, compared to cash and cash equivalents of $118,674 at December 31, 2006.  At September 30, 2007, the Company had a working capital deficit of ($1,171,623), compared to a working capital surplus of $135,314 at December 31, 2006.

In September 2007, in an effort to secure additional capital, the Company borrowed $1,000,000, represented by two promissory note agreements from two stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), shall become due and payable in one lump sum on the earlier of (a) September 30, 2008 or (b) an Event of Default (as defined in the Notes).  In addition, if the Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the Notes or any other notes issued by the Company to the two stockholders) (a “Financing”), then the Note holder may convert the Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 100% of the per share or per unit purchase price of the New Equity Securities. The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

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

During the nine month period ended September 30, 2007, net cash used in operating activities was approximately $2,027,000, compared to net cash used in operating activities of approximately $545,000 for the nine month period ended September 30, 2006.  The use of cash is indicative of the Company’s lack of sufficient sales to support operations.

During the nine month period ended September 30, 2007, net cash used in investing activities was approximately $88,000, compared to net cash used in investing activities of approximately $25,000 for the nine month period ended September 30, 2006.  The use of cash resulted from purchases of property and equipment.

During the nine month period ended September 30, 2007, net cash provided by financing activities was approximately $2,751,000 compared to net cash provided by financing activities of $867,000 for the nine month period ended September 30, 2006.  Cash provided during the nine month period September 30, 2007 resulted primarily from the issuance of promissory notes.  Cash provided during the nine month period ended September 30, 2006 resulted primarily from receipts from the exercise of stock options and warrants.

The Company believes it has sufficient funds to continue operations through December 31, 2007, and expects that it will need to raise additional capital in the near term.  Throughout 2007, certain stockholders of the Company provided debt financing which has allowed the Company to continue its operations.  The Company is in discussions with these stockholders to provide additional capital to fund the Company through 2008; however, there can be no assurance that these stockholders will provide any additional capital, or that if such capital was provided, that the terms of such financing would not be dilutive to other stockholders.  Future capital requirements will depend on many factors, including the ability to market and sell the Company’s product line, research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by or against third parties regarding intellectual property, the status of competitive products, the maintenance of sales and marketing capabilities, and the establishment of collaborative relationships with other parties.

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

Contract Obligations

The Company leases office equipment under an operating lease expiring in November 2011.  The lease requires monthly payments of $337.

In November 2006, BioLife renewed an original 3-year lease for a one year term with Field Afar Properties, LLC whereby BioLife leases 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month.  The lease expires on January 15, 2008.  John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer; John M. Baust, the Company’s former Director of Research and Development; and Judy Baust, wife of John G. Baust and mother of John M. Baust and Christine Baust, are members of Field Afar Properties, LLC.  The Company has no intention of renewing this lease upon its expiration.

In March 2007, the Company signed a lease for 2,783 square feet of office and laboratory space in Bothell, WA at a rental rate of $3,500 per month.  The Company terminated this lease in July 2007.

In July 2007, the Company signed a 4-year lease, commencing August 1, 2007, for 4,366 square feet of office and laboratory space in Bothell, WA at a rental rate of $6,367 per month.  The Company is also responsible for paying its proportionate share of property taxes and other operating expenses as defined in the lease.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On or about March 21, 2007, Christine Baust, a former employee of the Company and daughter of John G. Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, and the sister of John M. Baust, a former employee of the Company, had filed a complaint with the State of New York, Division of Human Rights alleging unlawful discrimination practices against the Company based on wrongful termination due to disability, and gender and sexual harassment.  On or about September 12, 2007, the Company received from the State of New York, Division of Human Rights, a formal notification and determination that, after investigation, and following opportunity for review of related information and evidence by the named parties, the Division has determined that there is NO PROBABLE CAUSE to believe that the Company has engaged in or is engaging in, the unlawful discriminatory practice complained of.  Pursuant to the ruling by the Division, the complaint was ordered dismissed and the file closed.  Either party may appeal this determination within sixty days of the receipt date.

ITEM 6.

EXHIBITS

See accompanying Index to Exhibits included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioLife Solutions, Inc.
(Registrant)

Date: November 14, 2007	By:	/s/ Michael Rice
Michael Rice
President and Chief Executive Officer
(Principal Executive and Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

Description

10.1

Lease for premises 3303 Monte Villa Parkway, Suite 310, Bothell, WA  98021

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002