Form 10KSB
period 2007-12-31
BIOLIFE SOLUTIONS INC
filed 2008-04-01
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December, 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

BioLife Solutions, Inc.

 (Name of small business issuer in its charter)

———————

Delaware	0-18170	94-3076866
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

3303 Monte Villa Parkway, Suite 310, Bothell, WA 98021

(Address of Principal Executive Office) (Zip Code)

(425) 402-1400

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12G-2 of the Exchange Act).  Yes ☐  No☒

Issuer's revenues for the fiscal year ended December 31, 2007 were $972,262.

As of March 28, 2008, the aggregate market value of voting stock held by non-affiliates was $960,520.

As of March 28, 2008, there were 69,606,520 shares of Common Stock (par value $.001 per share) outstanding.

Transitional Small Business Disclosure Format (check one). Yes ☐  No☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Note: The terms “the Company,” “us,” “we” and “our” refer to BioLife Solutions, Inc.

General

BioLife Solutions, Inc. ("BioLife” or the “Company”) was incorporated in 1998 in Delaware as a wholly owned subsidiary of Cryomedical Sciences, Inc. ("Cryomedical"), a company that was engaged in manufacturing and marketing cryosurgical products.  We develop and market patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs.  Our proprietary HypoThermosol® and CryoStor™ preservation media are marketed directly to companies, laboratories, and academic institutions engaged in research and commercial clinical applications.  Our line of serum-free and protein-free preservation solutions are fully defined and formulated to reduce preservation-induced, delayed-onset cell damage and death.  This platform enabling technology provides academic and clinical researchers significant improvement in post-thaw cell, tissue, and organ viability and function.

In May 2002, Cryomedical implemented a restructuring and recapitalization program designed to shift its focus away from cryosurgery toward addressing the biopreservation needs of the life sciences, biotech and related markets.  On June 25, 2002 the Company completed the sale of its cryosurgery product line and related intellectual property assets to Irvine, CA-based Endocare, Inc. (NASDAQ: ENDO). In the transaction, the Company transferred ownership of all of its cryosurgical installed base, inventory, and related intellectual property, in exchange for $2.2 million in cash and 120,022 shares of Endocare restricted common stock.  In conjunction with the sale of Cryomedical’s cryosurgical assets, Cryomedical’s Board of Directors also approved merging BioLife into Cryomedical and changing its name to BioLife Solutions, Inc.  In September 2002, Cryomedical changed its name to BioLife Solutions, Inc. and began to trade under the new ticker symbol, “BLFS”, on the OTCBB.

Our principal executive offices are located at 3303 Monte Villa Parkway, Suite 310, Bothell, WA 98021 and our telephone number is (425) 402-1400.

Technological Overview

Time management is a crucial aspect of many facets of academic research and clinical practice including cell and gene therapy.  Modern therapies must be accomplished under time constraints if they are to be effective.  This problem becomes especially critical in the field of cell and tissue therapy, where harvested cell culture and tissue, if maintained at body temperature (98.6ºF/37ºC), will lose viability over time.  To slow the "metabolic engine" of harvested cells and tissues, chilling is required.  However, chilling is of mixed benefit.  Although cooling successfully reduces metabolism (i.e., lowers demand for oxygen), chilling, or hypothermia, is also damaging to cells.  To solve this problem, transplant surgeons, for example, will flush the donor tissue with a cold solution designed to provide short-term preservation support after removal of the organ from the donor and during transportation.  Clinicians engaged in cell and gene therapy will also attempt to maintain the original and derived cellular material in a cold solution before and after application of the specific cell or gene therapy technique, and during necessary transportation.  Traditional support solutions range from simple "balanced salt" (electrolyte) formulations to complex mixtures of electrolytes, energy substrates such as sugars, acid buffers, osmolytes and antibiotics.  Clinically, there is not a great deal of protective difference between these various solutions and few offer long-term protection.  Often, the basis for selection of a liquid preservation media is a matter of local preference dictated primarily by the traditional source of supply at an academic research institute, transplant center, or cellular therapy company.

Because of the cascading destructive cellular effects that begin with the reduction or arrest of metabolism as a result of cooling, and end with cell death through apoptosis, development of new methods of cell and tissue preservation are important to ensure that cell-based and tissue-engineered products survive the trip from the factory to the operating room in good working order and do not die during transplantation.  Poor post-thaw cell, tissue and organ viability and function are the key unmet needs in the field of preservation of biologic material.

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

•

inhibit the onset of apoptosis

A key feature of our products is their fully “defined” nature.  All of our products are serum-free, protein-free and packaged under sterile conditions using USP grade or highest quality available synthetic components.

The results of independent testing demonstrate that our patented HypoThermosol solutions significantly improve cell and tissue post-thaw viability and function, which may, in turn, improve clinical outcomes for existing and new cell and tissue therapy applications.  Our proprietary HypoThermosol technology is optimized based on low temperature molecular biology principles and genetic analysis.  Competing preservation media products are often formulated with culture media, animal serum, a sugar, and in the case of cryopreservation media, a cryoprotectant such as DMSO.  A key differentiator of our proprietary formulations is the tuning and optimizing of the key ionic component concentrations for hypothermic environments, as opposed to normal body temperature around 37°C

BioLife Products

Hypothermosol

HypoThermosol is a family of cell-specific, optimized hypothermic (2-8°C) preservation media that allows for improved and extended preservation of biologic source material and manufactured cell and tissue based clinical products.  A full line of customized HypoThermosol preservation solutions are available to researchers and clinicians to preserve cells and tissue in low temperature environments for extended periods. Our HypoThermosol family of preservation media for the hypothermic maintenance and cryopreservation of mammalian cell systems include:

HypoThermosol® FRS

This solution has been formulated to decrease the free radical accumulation in cells undergoing prolonged hypothermic preservation. Numerous investigators have shown that an increase in free radicals can lead to either pathological cell death or apoptosis (programmed cell death) in clinical conditions.  HypoThermosol®-FRS is very effective at extending the shelf life and improving the post-preservation viability and function of numerous cell and tissue types.

HypoThermosol Purge

HypoThermosol-Purge is an acellular flush solution specifically designed for use during the transition from normothermic to mild hypothermic temperatures (37°C to 20°C) to rinse culture media and native fluids from tissue and whole organ systems prior to suspension in a preservation solution.

CryoStor™

Based on our proprietary HypoThermosol® technology, we developed CryoStor™, a family of optimized cryopreservation media designed for frozen storage (temperature of -196°C) of cells and tissues.  Its purpose is to extend the cryopreservation window for gene and cell therapy and tissue engineering. CryoStor™ is uniquely formulated to address the molecular-biological aspects of cellular stress as a response to the preservation process thereby directly reducing the level of preservation-induced, delayed-onset cell damage and death.

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

Market Opportunity

Recent advances in cord blood banking, adult stem cell banking, cell therapy, and tissue engineering have highlighted the significant and unmet requirement to maintain the health and viability of biological material across time and space.

At the leading edge of biomedicine is cell therapy, which involves a method of growing human cells that may be able to treat cancers and a variety of chronic disorders.  Embryonic stem cells are the earliest precursor of human differentiated cells.  Adult stem cells, as their name suggests, rely on other sources of stem cells rather than from the blastocysts of embryos.  Many researchers believe that cell therapy may revolutionize the treatment of chronic disorders by allowing scientists to utilize stem cells from these sources, as well as from umbilical cord blood, the umbilical cord, placental tissue, the amniotic membrane, amniotic fluid, dental pulp from avulsed teeth, adipose tissue, bone marrow, and skeletal muscle to grow new cells that specifically replace and treat diseased tissue.  Applications include the treatment of heart disease, Parkinson’s, Alzheimer’s, stroke, spinal cord injuries, burns and other wounds.

Time management in cell therapy becomes especially critical where very scarce and fragile source cells or tissues are extracted from a patient, transported to a culture laboratory, and then transported back to the patient to be inserted into the target tissue, organ, or blood stream.  Because this entire process can take months and may involve transportation over long distances, cellular viability is of paramount importance.

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

In the third and fourth quarters of 2006, we engaged the services of an industry leading consulting firm to estimate the current and future worldwide demand for preservation media.  An estimated demand model was created for both short term hypothermic storage and long term cryopreservation of cells, tissue, and whole organs.  Based on the work done by the consulting firm, we believe the aggregate worldwide demand for our products in its target market segments could be $200 million in 2007, and growing to nearly $350 million by the end of 2011.  The specific market segments used to create the aggregate total available market for our products include:

•

Cell and tissue banks

•

Cell suppliers

•

Cord blood collection and storage

•

Toxicity testing

•

Hair transplantation

•

Reproductive biology

•

Tissue engineering

•

Organ transplantation

•

Cellular therapy

•

Pharmaceutical drug discovery

We are unable to forecast our potential product sales in any of these markets because most of these markets are in their infancy, and it should be noted that some of these segments the Company does not currently and may never participate in as a result of a number of factors.

Sales and Marketing

On May 12, 2005, we signed an Exclusive Private Labeling and Distribution Agreement with VWR International, Inc., a global leader in the distribution of scientific supplies, pursuant to which we manufactured our HypoThermosol® and CryoStor™ product lines under the VWR label for sale by VWR to non-clinical customers in North America and Western Europe.  We maintained the right to directly market our products to all clinical and non-clinical markets under its own label throughout the world.

On February 25, 2008, the Company sent of notice of termination, effective February 29, 2008, to VWR International of the Exclusive Private Label Distribution Agreement, executed by the parties on May 5, 2005, such notice being given due to VWR’s failure to cure a breach of the agreement.

In addition to our direct sales activities, we are currently identifying and evaluating potential strategic distribution partners for our target market segments.

Manufacturing

On October 26, 2007, the Company entered into the following non-exclusive agreements with Bioserv Inc, a division of NextPharma Technologies, Inc., a leading contract manufacturing organization (“CMO”) and provider of product development, contract manufacturing and distribution outsourcing services to the pharmaceutical, specialty pharmaceutical, generics and biotech industries;

1.

Manufacturing Services Agreement for the production of the Company’s products on a contracted basis, with a 12 month term. This agreement includes penalties BioLife would incur if certain order changes, cancellations, or postponement are required.

2.

Quality Agreement outlining the quality and regulatory requirements under which the Company’s products will be manufactured by Bioserv, to remain in effect so long as a Manufacturing Services Agreement exists between the parties.

3.

Storage Services Agreement, with a 12 month term, and cancellation provision for either party for convenience with 60 days prior written notice, except that if Bioserv cancels the agreement, the effective date of termination will not be less than 60 days following the completion of any production order scheduled or paid for by BioLife.

4.

Order Fulfillment Services Agreement, with a 12 month term, and cancellation provision for convenience for either party with 60 days prior written notice, except the Bioserv may not cancel the agreement prior to the effective termination of the Storage Services Agreement between the parties.

We may elect to contract with additional manufacturers for our products, to meet customer demand and to maximize our gross and operating margins. However, there are a limited number of CMO’s that are capable of manufacturing the Company’s products, so if it becomes necessary to identify an alternative CMO or, alternatively, manufacture the products in-house, or if Bioserv is unable to fulfill our purchase orders for any reason, we may experience delays in producing finished goods and fulfilling customer orders.  This could have a material adverse effect on the business of the Company.

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

The process of obtaining FDA and other required regulatory clearances or approvals is lengthy and expensive.  There can be no assurance that, if needed, we will be able to obtain necessary clearances or approvals for clinical testing or for manufacturing or marketing of those of our products.  Failure to comply with applicable regulatory approvals can, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.  In addition, governmental regulations may be established which could prevent, delay, modify or rescind regulatory clearance or approval of our products.

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

As an excipient component of other developed technologies, HypoThermosol® and CryoStor™ are not subject to specific FDA pre-market approval.  In particular, the Company is not required to sponsor formal prospective, controlled clinical-trials in order to establish safety and efficacy.  However, it is highly likely that all potential customers would require us to comply with Current Good Manufacturing Procedures (“cGMP”) as mandated by FDA.

There can be no assurance that we will not be required to obtain approval from the FDA prior to marketing any of our products in the future.  We do not market our products for use in embryo and gamete preservation or for tissue or organ transplants, and expect that we will need to obtain pre market approval from the FDA before we do so.  This would entail substantial financial and other resources and could take several years before the products are approved, if at all.  On March 26, 2008, we submitted a Master File to the FDA for CryoStor.  This enhanced regulatory notice provides the FDA with information regarding the quality of components used in the formulation of CryoStor, the manufacturing process, our quality system, and stability testing we have performed.  Customers engaged in clinical applications who wish to notify the FDA of their intention to use CryoStor in their product development and manufacturing process can now request a cross-reference to our Master File.

Intellectual Property

We currently have six issued US patents, numbered 6,045,990, 5,405,942, 4,923,442, 5,405,742, 6,921,633, and 5,514,536.

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

To the extent that any unique applications of our technologies are developed by our scientists, such applications may not be subject to any protection, and there can also be no assurance that we will develop additional patentable processes or products or, if developed, that we would be able to obtain patents with respect thereto, or that others may not assert claims successfully with respect to such patents or patent applications.  Furthermore, we might not be able to afford the expense of any litigation which might be necessary to enforce its rights under any patents we may obtain, and there can be no assurance that we would be successful in any such suit.  Also, there is no assurance that our proposed products will not infringe on patents owned by others.

In addition to the Company’s corporate logo and name, BioLife has trademarked the following product names:

•

HypoThermosol

•

GelStor

•

BioPak

•

Powering the Preservation Sciences

While we believe that the protection of patents and trademarks is important to our business, we also rely on a combination of trade secrets, nondisclosure and confidentiality agreements, know-how and continuing technological innovation to maintain our competitive position.  Despite these precautions, it may be possible for unauthorized third parties to copy certain aspects of the Company’s products or to obtain and use information that the Company regards as proprietary.  The laws of some foreign countries in which the Company may sell its products do not protect the Company’s proprietary rights to the same extent as do the laws of the United States.

Research and Development

From its inception through March 2004, the Company conducted its internal research through Small Business Innovative Research (“SBIR”) grants.

In 2004, the Company elected to discontinue engaging directly in the SBIR program to support it’s research and development activities.  Accordingly, based upon numerous discussions with the Small Business Administration and a review of applicable SBIR rules and regulations, on March 15, 2004, the Company entered into a research agreement with Cell Preservation Services, Inc. (“CPSI”) to outsource to CPSI all BioLife research currently funded through SBIR grants.  CPSI is owned by John M. Baust, a former employee of BioLife, and the son of John G. Baust, the past Chief Scientific Officer of BioLife.  The research agreement was designed to comply with the rules and regulations applicable to the performance of research with respect to SBIR grants, and established a format pursuant to which CPSI would (a) take over the processing of the then existing applications for SBIR grants applied for by BioLife (“Current Projects”), (b) apply for additional SBIR grants for future research projects related to BioLife’s core products (“Future Projects”), (c) perform a substantial portion of the principal work to be done, in terms of (i) time spent, and (ii) research, in connection with Current Projects and Future Projects (the “Research”), and (d) utilize BioLife personnel as consultants with respect to the Research.  In conjunction therewith, BioLife granted to CPSI a non-exclusive, royalty free license (with no right to sublicense) to use BioLife’s technology solely for the purpose of conducting the Research in connection with the Current Projects and Future Projects.  Pursuant to the research agreement, (x) BioLife was to, among other things, provide CPSI with (i) suitable facilities in which to conduct the Research, including basic research equipment and office equipment (“Facilities”), and (ii) management services (“Management Services”), and (y) CPSI was to (i) accept assignment of Current Projects, (ii) be responsible for conducting the Research with respect to Current Projects and Future Projects, (iii) as mutually agreed to by the parties and within the confines of the rules and regulations applicable to the performance of the Research with respect to SBIR grants, utilize BioLife’s personnel as consultants, (iv) provide suitable experienced personnel, including, without limitation, a principal investigator/program director, to conduct the Research, (v) comply with all federal laws, rules and regulations applicable to SBIR grants and file all necessary forms and reports with the federal agency awarding the SBIR grants, and (vi) utilize the Facilities and Management Services and pay BioLife fees with respect thereto.  BioLife owns all right, title and interest in and to any technology, inventions, designs, ideas, and the like (whether or not patentable) that emanates from the Current Projects and Future Projects related to BioLife’s core products and technology.

On January 8, 2007, the Company sent a written notice to Cell Preservation Services, Inc. (“CPSI”) that the Company elected not to renew the Research Agreement, which was set to expire on March 15, 2007, but would be automatically renewed for one-year periods unless notice of non-renewal was given by either party at least sixty (60) days prior to the expiration of the then current term. (See Item 3 – Legal Proceedings).

We currently employ three research scientists, all of whom hold Ph.D degrees in molecular biology or related fields.  We also conduct collaborative research with several leading academic and commercial entities in our strategic markets.

During 2007, the Company spent $413,376 on its own research and development activities.

Our Scientific Advisory Board (SAB) is comprised of external members including leaders in the fields of cellular therapy, preservation of biologic material, and regulatory compliance.  We intend to expand the SAB with additional members who by their individual experience, will provide us guidance and counsel in the areas of research and development and market development.  The current members are:

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

•

Scott R. Burger, MD, principal, Advanced Cell and Gene Therapy, a consulting firm specializing in cell, gene, and tissue-based therapies.  Dr. Burger works with clients in industry and academic centers worldwide, providing assistance in process development and validation, GMP/GTP manufacturing, GMP facility design and operation, regulatory affairs, technology evaluation, and strategic analysis.

•

Erik J. Woods, Ph.D, Co-founder, CEO and Laboratory Director of The Genesis Bank, a private cord blood bank, and also Director of Genome Resources, an anonymous donor and client depositor sperm bank.  Both laboratories are FDA registered and CLIA compliant.

•

Lizabeth J. Cardwell, principal, Compliance Consulting, LLC, a private consulting business offering quality and regulatory consulting services to cell therapy, medical device, and pharmaceutical companies.

Competition

The life sciences industry is highly competitive.  Most of our potential competitors have considerably greater financial, technical, marketing, and other resources than the Company.

Our competitors include Invitrogen, Lonza, Sigma Aldrich, and less than 5 other much smaller companies.

The Company expects competition to intensify with respect to the areas in which it is involved as technical advances are made and become more widely known.

Employees

The Company's business is highly dependent upon its ability to attract and retain qualified scientific, technical and management personnel.  BioLife had seven full-time employees at December 31, 2007, 3 general administration, 3 research and development  and 1 sales and marketing. The Company is not a party to any collective bargaining agreements.

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

ITEM 2. DESCRIPTION OF PROPERTY

Rental expense for all of the Company’s facilities for the year ended December 31, 2007 totaled approximately $140,177.

In November 2006, BioLife renewed an original 3-year lease for a one year term with Field Afar Properties, LLC whereby BioLife leased 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month.  The lease expired on January 15, 2008.  John G. Baust, the Company’s former Chief Executive Officer and President, and more recently until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer; John M. Baust, the Company’s former Director of Research and Development; and Judy Baust, wife of John G. Baust and mother of John M. Baust are members of Field Afar Properties, LLC.

In March 2007, the Company signed a lease for 2,783 square feet of office and laboratory space in Bothell, WA at an initial  rental rate of $3,500 per month.  The Company terminated this lease in July 2007.

In July 2007, the Company signed a 4-year lease, commencing August 1, 2007, for 4,366 square feet of office and laboratory space in Bothell, WA at an initial rental rate of $6,367 per month.  The Company is also responsible for paying its proportionate share of property taxes and other operating expenses as defined in the lease.

ITEM 3. LEGAL PROCEEDINGS

On February 7, 2007, Kristi Snyder, a former employee of the Company filed a complaint in the New York State Supreme Court, County of Broome, against the Company alleging a breach of an employment agreement and seeking damages of up to $300,000 plus attorneys’ fees.  This case currently is in discovery and depositions are being scheduled.  The Company does not believe there is any merit to such lawsuit and is vigorously defending its position.

On April 6, 2007, the Company was served with a complaint filed by John G. Baust, the Company’s former Chief Executive Officer and President, and more recently, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer, in the New York State Supreme Court, County of Tioga, against the Company seeking, among other things, damages under his employment agreement to be determined upon trial of the action plus attorneys’ fees, a declaratory judgment that he did not breach his fiduciary duties to the Company, and that his covenant not to compete is void as against public policy or unenforceable as a matter of law, and to enjoin the Company from commencing an action against him in Delaware courts seeking damages for breaches of his fiduciary obligations to the Company.  This case is in discovery and depositions are in process.  The Company does not believe there is any merit to such lawsuit and is defending the same vigorously.

On June 15, 2007, the Company filed a lawsuit in the State of New York Supreme Court, County of Tioga against Cell Preservation Services, Inc. (“CPSI”) and Coraegis Bioinnovations, Inc. (“Coraegis”), both of which are owned and/or controlled by John M. Baust, a former employee of the Company and the son of John G. Baust, the Company’s former Chief Executive Officer and President, and more recently, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer, both of whose employment with the Company was terminated on January 8, 2007.

On March 15, 2004, the Company had entered into a Research Agreement with CPSI, pursuant to which CPSI took over the processing of the Company’s existing, and, on behalf of the Company, was to apply for additional SBIR grants, and, in each case, was to perform the research with respect to such grants.  In connection therewith, the Company granted to CPSI a limited license to use the Company’s technology (“BioLife’s Technology”), including the Company’s proprietary cryopreservation solutions (collectively, “Intellectual Property”), solely for the purpose of conducting the research pertaining to the SBIR grants, and CPSI agreed to keep confidential all Company confidential information disclosed to

CPSI (“Confidential Information”).  On January 8, 2007, the Company informed CPSI that the Research Agreement would not be extended and would terminate in accordance with its terms on March 15, 2007.

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

The lawsuit seeks, among other things, (1) to enjoin CPSI from continuing to violate the Research Agreement, (2) damages as a result of CPSI’s breaches of the Research Agreement, (3) to enjoin CPSI and Coraegis from any further use of the Company’s trade secrets, (4) damages (including punitive damages) as a result of CPSI’s and Coraegis’ misappropriation of the Company’s trade secrets, (5) to enjoin CPSI and Coraegis from any further use of BioLife’s Technology, Intellectual Property and Confidential Information, (6) damages (including punitive damages) as a result of CPSI’s and Coraegis’ unfair competition against the Company, and (7) damages (including punitive damages) as a result of CPSI’s and Coraegis’ conversion of BioLife’s Technology, Intellectual Property and Confidential Information to their own use.  This case is in discovery and depositions are in process.

On December 4, 2007, John M. Baust, the son of John G, Baust, the Company’s former Chief Executive Officer and President, and more recently, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer, filed a complaint in the New York State Supreme Court, County of Tioga, against the Company and Michael Rice, the Company’s Chairman and Chief Executive Officer, alleging, among other things, a breach of an employment agreement and defamation of character and seeking damages against the Company in excess of $300,000 plus attorneys fees.  The case currently is in discovery. The Company does not believe there is any merit to this lawsuit and will defend it vigorously.

On December 27, 2007, John M. Baust, the son of John G, Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, filed a complaint with the State of New York, Division of Human Rights alleging unlawful discrimination practices against the Company based on wrongful termination due to retaliation for bringing complaints of sexual harassment on the part of Michael Rice, the Company’s Chairman and Chief Executive Officer.  The Company responded to the complaint on January 14, 2008.  On March 5, 2008, the Company was notified by the Division that this complaint was ordered dismissed and the filed closed due to the Division’s lack of jurisdiction in the matter, having determined that the civil suit filed by John M. Baust had precedence and precluded the Division from asserting jurisdiction.  The determination may be appealed within sixty (60) days from the date thereof.

On December 27, 2007, John G. Baust, the Company’s former Chief Executive Officer and President, and more recently, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer, filed a complaint with the State of New York, Division of Human Rights alleging unlawful discrimination practices against the Company based on wrongful termination due to retaliation for bringing complaints of sexual harassment on the part of Michael Rice, the Company’s Chairman and Chief Executive Officer.  The Company responded to the complaint on January 22, 2008.  On March 5, 2008, the Company was notified by the Division that this complaint was ordered dismissed and the filed closed due to the Division’s lack of jurisdiction in the matter, having determined that the civil suit filed by John G. Baust had precedence and precluded the Division from asserting jurisdiction.  The determination may be appealed within sixty (60) days from the date thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The common stock, par value $.001 per share, of the Company ("Common Stock") is traded on the OTC Bulletin Board under the symbol "BLFS."  The following table sets forth the high and low closing prices for the Common Stock as reflected on the OTCBB for the periods indicated. Such prices represent inter-dealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions.

	Price Range
	High	Low
Quarter Ended:
March 31, 2006	$0.12	$0.07
June 30, 2006	$0.10	$0.06
September 30, 2006	$0.10	$0.07
December 31, 2006	$0.09	$0.06

March 31, 2007	$0.11	$0.10
June 30, 2007	$0.11	$0.09
September 30, 2007	$0.11	$0.10
December 31, 2007	$0.06	$0.05

Holders

As of December 31, 2007, there were 571 holders of record of the Common Stock.

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

1.

the holders of the Company’s (a) 12,000 shares of Series F Preferred Stock, convertible into 4,800,000 shares of the Company’s Common Stock, and (b) the 6,000 Series F Warrants to purchase 2,400,000 shares of the Company’s Common Stock at $.375 per share purchased in conjunction with the Series F Preferred Stock,  the right to exercise the Series F Warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (same number of shares at a lower price), provided that (a) simultaneously with the exercise of such right, the holder converts their shares of Series F Preferred Stock into shares of the Company’s Common Stock, and (b) the conversion of the Series F Preferred Stock and exercise of the Series F Warrants take place on or before May 1, 2006;

2.

the holders of the Company’s (a) 55.125 shares of Series G Preferred. Stock, convertible into 17,226,563 shares of the Company’s Common Stock, and (b) the 55.125 Series G Warrants to purchase 17,226,563 of the Company’s Common Stock at $.08 per share purchased in conjunction with the Series G Preferred Stock, the right to exercise the Series G Warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (same number of shares at a lower price), provided that (a) simultaneously with the exercise of such right, they convert their shares of Series G Preferred Stock into shares of the Company’s Common Stock, and (b) the conversion of the Series G Preferred Stock and exercise of the Series G Warrants take place on or before May 1, 2006;

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

The offering was completed on May 1, 2006 and the Company was able to raise $879,341 in cash and reduce liabilities by $113,187 through (a) the exercise of warrants to purchase 23,022,783 shares of the Company’s Common Stock at $0.04, and (b) the exercise of stock options to purchase 2,547,000 shares of the Company’s Common Stock at $0.04.  As part of the plan, 12,000 shares of the Company’s Series F Preferred Stock were converted to 4,800,000 shares of Common Stock and 55.125 shares of the Company’s Series G Preferred Shares were converted to 17,226,563 shares of Common Stock.  The sale of the shares of the Company’s Common Stock underlying the Series F warrants, the Series G warrants, the Stock Options, and warrants, and the conversion of the Series F Preferred Stock and the Series G Preferred Stock into shares of Common Stock, were exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D and Rule 903 of Regulation S.

On February 12, 2007, the Company entered into a Note Purchase Agreement with Thomas Girschweiler, a director and stockholder of the Company.  On February 13, 2007, the Company entered into a Note Purchase Agreement with Walter Villiger, an affiliate of the Company.  Pursuant to such agreements, Messrs. Girschweiler and Villiger (together, the “Investors”) purchased from the Company promissory notes (“February Notes”) in the aggregate principal amount of $750,000.  Each February Note, together with interest accrued thereon at the rate of seven percent (7%) per annum (collectively, the “Conversion Amount”), is due and payable in one lump sum on the earlier of (x) the second anniversary of the date of such February Note, or (y) an Event of Default (as defined in the February Notes).  In addition, if the February Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the February Notes) (a “Financing”), then the Investor may convert the February Note into that number of shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 85% of the per share or per unit purchase price of the New Equity Securities.  In connection with the purchase of the February Notes, each Investor received a loan origination fee equal to 10% of the principal amount of the February Note purchased by such Investor, payable in shares of the Company’s common stock based on the closing price of the shares on the OTCBB on the day preceding the date of purchase of the February Note.  The February Notes were sold pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On June 11, 2007, the Company entered into a Note Purchase Agreement with each of the Investors, pursuant to which the Investors purchased from the Company promissory notes (“June Notes”) in the aggregate amount of $1,000,000, which June Notes, together with interest accrued thereon at the rate of seven percent (7%) per annum (together, the “Conversion Amount”),   (i) shall become due and payable in one lump sum on the earlier of (x) June 30, 2008, or (y) an Event of Default (as defined in the June Notes), and (ii), if outstanding at the time of any bona fide equity financing of the Company of at least One Million Dollars ($1,000,000), excluding conversion of the June Notes (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 100% of the per share or per unit purchase price of the New Equity Securities. The June Notes were sold pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On September 4, 2007, the Company entered into a Note Purchase Agreement with each of the Investors, pursuant to which the Investors purchased from the Company promissory notes (“September Notes”) in the aggregate amount of $1,000,000, which September Notes, together with interest accrued thereon at the rate of seven percent (7%) per annum (together, the “Conversion Amount”),   (i) shall become due and payable in one lump sum on the earlier of (x) September 30, 2008, or (y) an Event of Default (as defined in the September Notes), and (ii), if outstanding at the time of any bona fide equity financing of the Company of at least One Million Dollars ($1,000,000), excluding conversion of the February Notes, June Notes and September Notes (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 100% of the per share or per unit purchase price of the New Equity Securities. The September Notes were sold pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On January 11, 2008, the Company entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of  the Investors, pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of existing indebtedness of the Company to the Investor,  represented by the February Notes, June Notes and September Notes, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least Two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets. The notes were sold pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The Multi-Draw Term Loan Note is secured by a lien on all of the assets of the Company.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth elsewhere herein. The discussion of the results from operations includes only the Company's continuing operations.

Liquidity and Capital Resources

At December 31, 2007, the Company had cash and cash equivalents of $56,497, compared to cash and cash equivalents of $118,674 at December 31, 2006.  At December 31, 2007, the Company had working capital of $123,770, compared to working capital of $135,314 at December 31, 2006.

During the year ended December 31, 2007, net cash used in operating activities was $(2,708,979) as compared to net cash used by operating activities of $(712,196) for the year ended December 31, 2006.

Net cash used in investing activities totaled $(105,546) during the year ended December 31, 2007 which resulted from the purchase of property and equipment. Net cash used in investing activities totaled $(35,555) during the year ended December 31, 2006 resulting from the purchase of property and equipment.

Net cash provided by financing activities totaled $2,752,348 for the year ended December 31, 2007, which resulted primarily from the issuance of promissory notes to two shareholders (see Item 5).  Net cash provided by financing activities totaled $681,330 for the year ended December 31, 2006 resulting from proceeds received from the exercise of options and warrants of $879,341, collections of stock subscription receivables of $21,276 offset by principal note payments totaling $28,450 and an increase in restricted cash of $190,837.

In February 2007, in order to secure capital necessary to continue its operations, the Company borrowed $750,000 in equal amounts, from Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company, each a non-U.S. Person (as defined in Regulation S of the Securities Act of 1933, as amended) (collectively, the “Investors”).  Each loan was evidenced by a Promissory Note (“February Notes”).  Each February Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), is due and payable in one lump sum on the earlier of (a) the second anniversary of the date of the February Note, (b) an Event of Default (as defined in the February Notes) or (c) sale, merger or change in control of the Company, as defined.  In addition, if the February Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the February Notes) (a “Financing”), then the February Note holder may convert the February Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 85% of the per share or per unit purchase price of the New Equity Securities.

In June 2007, the Company borrowed an additional $1,000,000, in equal amounts, from the Investors.  Each loan was represented by a Promissory Note (“June Note”).  Each June Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), is due and payable in one lump sum on the earlier of (a) June 30, 2008 or (b) an Event of Default (as defined in the June Notes).  In addition, if the June Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the June Notes) (a “Financing”), then the June Note holder may convert the June Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 100% of the per share or per unit purchase price of the New Equity Securities.

In September 2007, the Company borrowed an additional $1,000,000, in equal amounts, from the Investors. Each loan was represented by a Promissory Note (“September Note”).  Each September Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), is due and payable in one lump sum on the earlier of (a) September 30, 2008 or (b) an Event of Default (as defined in the September Notes).  In addition, if the September Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the February Notes, June Notes and September Notes) (a “Financing”), then the September Note holder may convert the September Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 100% of the per share or per unit purchase price of the New Equity Securities.

On January 11, 2008, the Company entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of  the Investors, pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of the existing indebtedness of the Company to the Investor, represented by the February Notes, June Notes and September Notes, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least Two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets.  The Multi-Draw Term Loan Note is secured by a lien on all the assets of the Company.

The Company believes that continued and full access to the Multi-Draw Term Loan Note, in combination with cash generated from operations, will provide sufficient funds through December 31, 2008. However, should the Company’s internal revenue forecasts fail to be achieved, if its cost of goods and operating expense projections are exceeded, or if the ability to draw on the Multi-Draw Term Loan Note is restricted or terminated, the Company will require additional capital in the short term. Although the Investors who have provided the Multi-Draw Term Loan Note have historically demonstrated a willingness to provide additional capital to the Company, there is no assurance they will continue to do so in the future, or, if they chose to do so, under what terms. If the Investors become unwilling to provide additional funds through the Multi-Draw Term Loan Note, the Company will need to find immediate additional sources of capital and there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations. Future capital requirements will depend on many factors, including the ability to market and sell the Company’s product line, research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by or against third parties regarding intellectual property, the status of competitive products, the maintenance of sales and marketing capabilities, and the establishment of collaborative relationships with other parties.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  On an ongoing basis, the Company evaluates estimates, including those related to allowance for doubtful accounts, inventories, fixed assets, determination of fair value of stock based option compensation, income taxes, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company’s judgments on the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations (Year ended December 31, 2007 compared to the year ended December 31, 2006)

The following discussion should be read in conjunction with the Company’s audited financial statements and notes thereto that appear elsewhere in this report.

Revenue

Revenue for the year ended December 31, 2007 increased $369,043 or 61%, to $972,262, compared to $603,219 for the year ended December 31, 2006.  In 2007, the Company had product sales of $945,595, an increase of $342,376 or 57%, as compared to $603,219 in 2006. The Company had licensing revenue of $26,667 for the year ended December 31, 2007, compared to no licensing revenue for the year ended December 31, 2006. The increase in product sales resulted from a combination of increased use of our products by existing customers and the acquisition of new customers in the cell therapy and cord blood banking markets.

Cost of Product Sales

For the year ended December 31, 2007, the cost of product sales totaled $463,106 as compared to $298,065 for the year ended December 31, 2006. The increase in cost of product sales is primarily the result of increased production costs associated with the increase in product sales.  The Company’s gross margin as a percentage of revenue was 52.4% in 2007 as compared to 50.6% in 2006. The Company’s gross margin was adversely impacted in the fourth quarter of the year as manufacturing yields and fixed production expenses fluctuated as a result of initiating the outsource of our manufacturing to Bioserv Corp., our CMO.

Research and development

Expenses relating to research and development for the year ended December 31, 2007 increased 621% to $413,376, compared to $57,330 for the year ended December 31, 2006.  This increase was primarily due to contracted research payments to support clinical study activity, an increase in headcount, travel expenses, and legal expenses incurred in the ongoing development of our intellectual property portfolio.

Sales and marketing

For the year ended December 31, 2007, sales and marketing expenses increased $376,899, or 114%, to $708,661, compared to $331,762 for the year ended December 31, 2006. The increase in 2007 was due to increased sales and marketing activities such as tradeshows, additional headcount, severance, and travel expenses associated with sales campaigns.

General and administrative expenses

For the year ended December 31, 2007, general and administrative expenses increased $491,709, or 35% to $1,902,126, compared to $1,410,417 for the year ended December 31, 2006.  The increase in general and administrative expenses was primarily due to higher legal and professional fees related to litigation filed by and against the Company in 2007, increased financial, accounting and IT related consulting fees, and higher facility expense due to the new lease in Bothell, WA running concurrently with the former lease which terminated in early 2008.

On October 25, 2007, the Company entered into a relationship with Bioserv Corporation as our CMO.  Start-up costs of $198,490 were incurred in the quarter ended September 30, 2007 related to this.

Interest expense

For year ended December 31, 2007, interest expense was $113,400.  For the year ended December 31, 2006, interest expense was $56,544.  This increase is primarily the result of interest accrued on $2,750,000 in promissory notes that were issued in 2007.

Operating expenses and net income

For the year ended December 31, 2007, operating expenses increased $1,423,144, or 79% to $3,222,653, compared to $1,799,509 for the year ended December 31, 2006.  The Company reported a net loss of $(2,851,774) for the year ended December 31, 2007, compared to a net loss of $(1,134,018) for the year ended December 31, 2006.

Cash and cash equivalents

At December 31, 2007, the Company had cash and cash equivalents of $56,497, compared to cash and cash equivalents of $118,674 at December 31, 2006.  At December 31, 2007, the Company had working capital of $123,770, compared to working capital $135,314 at December 31, 2006.

Contract Obligations

In November 2006, BioLife renewed an original 3-year lease for a one year term with Field Afar Properties, LLC whereby BioLife leased 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month.  The lease expired on January 15, 2008.  John G. Baust, the Company’s former Chief Executive Officer and President, and more recently, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer; John M. Baust, the Company’s former Director of Research and Development; and Judy Baust, wife of John G. Baust and mother of John M. Baust are members of Field Afar Properties, LLC

In March 2007, the Company signed a short term lease for 2,783 square feet of office and laboratory space in Bothell, WA at an initial rental rate of $3,500 per month.  The Company terminated this lease in July 2007.

In July 2007, the Company signed a 4-year lease, commencing August 1, 2007, for 4,366 square feet of office and laboratory space in Bothell, WA at an initial rental rate of $6,367 per month.  The Company is also responsible for paying its proportionate share of property taxes and other operating expenses as defined in the lease.

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

The Company has incurred annual operating losses since inception, and may continue to incur operating losses because new products will require substantial development, clinical, regulatory, manufacturing, marketing and other expenditures.  For the fiscal years ended December 31, 2007 and December 31, 2006, the Company had net losses of $(2,851,774) and $(1,134,018), respectively.  As of December 31, 2007, the Company’s accumulated deficit was $(44,667,753).  The Company may not be able to successfully commercialize its current or future products, achieve significant revenues from sales, or achieve or sustain profitability.  Successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

The market for the Company’s Common Stock is limited and its stock price is volatile.

The Company’s Common Stock, traded on the OTC Bulletin Board, has historically traded at low average daily volumes, resulting in a limited market for the purchase and sale of the Company’s Common Stock on the OTC Bulletin Board.

The market prices of many publicly traded companies, including emerging companies in the health care industry, have been, and can be expected to be, highly volatile.  The future market price of the Company’s common stock could be significantly impacted by:

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

The life sciences industry is highly competitive. Most of our potential competitors have considerably greater financial, technical, marketing, and other resources than the Company.

Our competitors include Invitrogen, Lonza, Sigma Aldrich, and less than 5 other much smaller companies.

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

Because the life sciences industry is litigious, the Company may be sued for allegedly violating the intellectual property rights of others.

The life sciences industry in the past has been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. In addition, many life science companies have used litigation against emerging growth companies as a means of gaining a competitive advantage.

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

The Company is dependent on a single source contract manufacturing organization (“CMO”) to manufacture its products.

On October 26, 2007, the Company entered into non-exclusive agreements with Bioserv Corp., a San Diego, CA based CMO. It relies entirely on this CMO as the sole source for the production of its line of preservation products.  If the existing CMO is unable or unwilling to meet the demand for finished products, or if the components or finished products they supply do not meet quality and/or other specifications, or if the Company is unable to meet the terms of the agreement, it could materially and adversely affect its ability to fulfill customer orders in a timely manner, if at all.  This situation may in turn, adversely affect the relationship with its customers.  There are a limited number of alternative CMO’s that are capable of manufacturing the Company’s  products, so if it becomes necessary to identify an alternative CMO, or, alternatively, manufacture the products in-house, the Company may face delays in producing finished goods and fulfilling customer orders.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BioLife Solutions, Inc.

Bothell, Washington

We have audited the accompanying balance sheet of BioLife Solutions, Inc. ("the Company") as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioLife Solutions, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has been unable to generate sufficient income for operations in order to meet its operating needs.  Additionally, the Company used approximately $2.7 million in cash for operating activities during the year ended December 31, 2007, and has an accumulated deficit of approximately $45 million at December 31, 2007.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PETERSON SULLIVAN PLLC

Seattle, Washington

March 27, 2008

To the Board of Directors and Stockholders

BioLife Solutions, Inc.

Bothell, Washington

We have audited the accompanying Balance Sheet of BioLife Solutions, Inc. as of December 31, 2006, and the related Statements of Operations, Stockholders’ Equity and Cash Flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioLife Solutions, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has been unable to generate sufficient income from operations to meet its operating needs and may not have sufficient liquidity to meet its financial obligations in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ARONSON AND COMPANY

Rockville, Maryland

March 26, 2007

BioLife Solutions, Inc.

Balance Sheets

	December 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$56,497	$118,674
Cash - restricted	-	190,837
Accounts receivable, trade, net of allowance for doubtful accounts
of $5,000 and $2,000 at December 31, 2007 and 2006, respectively	300,505	98,980
Inventories	99,062	92,751
Prepaid expenses and other current assets	113,514	14,414
Total current assets	569,578	515,656

Property and equipment
Leasehold improvements	42,448	59,264
Furniture and computer equipment	93,425	48,387
Manufacturing and other equipment	180,197	128,448
Subtotal	316,070	236,099
Less: Accumulated depreciation and amortization	(203,380)	(191,323)
Net property and equipment	112,690	44,776
Deferred financing costs, net	43,750	-

Total assets	$726,018	$560,432

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$64,460	$66,418
Accounts payable, related parties	32,678	23,879
Accrued expenses	87,246	30,087
Accrued interest, related parties	107,325	-
Accrued compensation	145,766	62,481
Note payable – LDC Loan – current portion	-	197,477
Deferred revenue	8,333	-
Total current liabilities	445,808	380,342
Long term liabilities
Promissory notes payable, related parties	2,750,000	-
Total liabilities	3,195,808	380,342

Commitments and Contingencies

Stockholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000
shares authorized, 69,606,520 and 68,773,188 shares issued and outstanding at December 31, 2007 and 2006, respectively	69,607	68,773
Additional paid-in capital	42,128,356	41,936,284
Accumulated deficit	(44,667,753)	(41,815,979)
Subtotal	(2,469,790)	189,078
Stock subscriptions receivable	-	(8,988)
Total stockholders' equity (deficiency)	(2,469,790)	180,090

Total liabilities and stockholders' equity (deficiency)	$726,018	$560,432

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Statements of Operations

	Years Ended
	December 31,
	2007	2006
Revenue
Product sales	$945,595	$603,219
Licensing revenue	26,667	-
Total revenue	972,262	603,219
Cost of product sales	463,106	298,065
Gross margin	509,156	305,154
Operating expenses
Research and development	413,376	57,330
Sales and marketing	708,661	331,762
General and administrative	1,902,126	1,410,417
Contract manufacturing start-up costs	198,490	-
Total operating expenses	3,222,653	1,799,509

Operating loss	(2,713,497)	(1,494,355)

Other income (expenses)
Interest income	12,196	13,766
Other income	1,497	-
Interest expense	(113,400)	(56,544)
Insurance recovery	-	406,388
Loss on disposal of property and equipment	(7,320)	(3,273)
Amortization of deferred financing costs	(31,250)	-
Total other income (expenses)	(138,277)	360,337

Net Loss	$(2,851,774)	$(1,134,018)

Basic and diluted net loss per common share	$(0.04)	$(0.02)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,460,402	52,868,865

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Statements of Stockholders’ Equity

	Convertible Series F & G Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated	Stock Subscriptions	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Receivable	Equity(Deficiency)
Balance, January 1, 2006	12,055	$ 12	12,413,209	$12,413	$40,739,041	$ (31,024)	$(40,681,961)	-	$ 38,481
Reclassification of deferred stock compensation pursuant to adoption of SFAS 123R	-	-	-	-	(31,024)	31,024	-	-	-
Preferred Stock dividends paid in common shares	-	-	8,763,633	8,764	(8,764)	-	-	-	-
Conversion of Series F & G preferred stock	(12,055)	(12)	22,026,563	22,026	(22,014)	-	-	-	-
Exercise of options and warrants to purchase common stock	-	-	25,569,783	25,570	997,222	-	-	(30,264)	992,528
Stock-based compensation	-	-	-	-	261,823	-	-	-	261,823
Collection of stock subscriptions receivable	-	-	-	-	-	-	-	21,276	21,276
Net loss	-	-	-	-	-	-	(1,134,018)	-	(1,134,018)
Balance, December 31, 2006	-	$ -	68,773,188	$68,773	$41,936,284	-	$(41,815,979)	$(8,988)	$ 180,090
Stock issued for financing costs related to notes payable	-	-	833,332	834	74,166	-	-	-	75,000
Stock-based compensation	-	-	-	-	117,906	-	-	-	117,906
Collection of stock subscriptions receivable	-	-	-	-	-	-	-	8,988	8,988
Net loss	-	-	-	-	-	-	(2,851,774)	-	(2,851,774)
Balance, December 31, 2007	-	$ -	69,606,520	$69,607	$42,128,356	$ -	$(44,667,753)	$ -	$(2,469,790)

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2007	2006
Cash flows from operating activities
Net loss	$(2,851,774)	$(1,134,018)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	30,313	49,760
Loss on disposal of property and equipment	7,320	3,273
Amortization of deferred financing costs	31,250	-
Stock-based compensation expense	117,906	218,030
Non-cash interest expense	-	43,793
Change in operating net assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(201,525)	(22,637)
Inventories	(6,311)	30,662
Prepaid expenses and other current assets	(99,101)	(14,414)
Increase (Decrease) in
Accounts payable	(1,958)	55,171
Accounts payable, related parties	8,799	15,150
Accrued expenses	57,159	(15,649)
Accrued interest, related parties	107,325	-
Accrued compensation	83,285	58,683
Deferred revenue	8,333	-
Net cash used in operating activities	(2,708,979)	(712,196)

Cash flows from investing activities
Purchase of property and equipment	(105,546)	(35,555)
Net cash used in investing activities	(105,546)	(35,555)

Cash flows from financing activities
Decrease (increase) in restricted cash	190,837	(190,837)
Proceeds from notes payable	2,750,000	-
Principal payments on note payable	(197,477)	(28,450)
Proceeds from exercise of options and warrants	-	879,341
Collection of stock subscriptions receivable	8,988	21,276
Net cash provided by financing activities	2,752,348	681,330

Net decrease in cash and cash equivalents	(62,177)	(66,421)

Cash and cash equivalents - beginning of year	118,674	185,095

Cash and cash equivalents - end of year	$56,497	$118,674

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

1.

Organization and significant accounting policies

BioLife Solutions, Inc. ("BioLife” or the “Company”) was incorporated in 1998 in Delaware as a wholly owned subsidiary of Cryomedical Sciences, Inc. ("Cryomedical"), a company that was engaged in manufacturing and marketing cryosurgical products.  The Company develops and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs.  Its proprietary HypoThermosol® and CryoStor™ preservation media are marketed directly to companies, laboratories, and academic institutions engaged in research and commercial clinical applications.  Its line of serum-free and protein-free preservation solutions are fully defined and formulated to reduce preservation-induced, delayed-onset cell damage and death.  This platform enabling technology provides academic and clinical researchers significant improvement in post-thaw cell, tissue, and organ viability and function.

Net income (loss) per share:  Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period.  Common stock equivalents are excluded for the years ending December 31, 2007 and 2006 as they are anti-dilutive.  Common stock equivalents include stock options, warrants, convertible preferred stock, and convertible debt.

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

Accounts receivable:  Accounts receivable are stated at principal amounts and do not bear interest.  The Company provides an allowance for doubtful accounts based on an evaluation of customer account balances past due ninety days from the date of invoicing.  Accounts considered uncollectible are charged against the established allowance.

Property and equipment:  Furniture and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years.  Leasehold improvements are stated at cost and are amortized using the straight-line method over the lesser of the life of the asset or the remaining term of the lease.

Revenue recognition:  The Company recognizes product revenue, including shipping and handling charges billed to customers, upon shipment of product when title and risk of loss pass to customers.  Shipping and handling costs are classified as part of cost of product sales.  Generally, revenue related to licensing agreement activity is recognized ratably over the estimated term of the service period.  Payments received in advance of the related licensing agreement period are recorded as deferred revenue and recognized when earned.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (“FIN No. 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position.

As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties.  The Company’s tax returns are open to audit for the years ending December 31, 2004 to 2007.

Advertising:  Advertising costs are expensed as incurred and totaled $2,853 and $16,857 for the years ended December 31, 2007 and 2006, respectively.

Contract Manufacturing Organization (“CMO”) costs: The Company outsources its manufacturing to a CMO.  One-time start-up costs are expensed as incurred and amounted to $198,490 for the year ended December 31, 2007.  No such costs were incurred during the year ended December 31, 2006.

Use of estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments:  The Company generally has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these financial instruments.  The carrying value of notes payable approximate their fair value because interest rates of notes payable approximate market interest rates.

Business segments:  As described above, the Company’s activities are directed in the life sciences field of biopreservation products and services.  As of December 31, 2007 and 2006 this is the Company’s only business segment.

Research and Development:  Research and development costs are expensed as incurred.

Stock-based compensation:  In December 2004, the FASB issued SFAS No. 123(R) (revised 2004) "Share-Based Payment" (“SFAS 123(R)”).  This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  Pro forma disclosure is no longer an alternative.  This statement establishes fair value as the measurement objective in accounting for share-based   payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.  This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee.

The Company adopted SFAS No. 123(R) effective January 1, 2006 and is recognizing the cost of stock-based compensation, consisting primarily of stock options and warrants, using the “Modified Prospective Application” transition method whereby the cost of new awards and awards modified, repurchased or cancelled after January 1, 2006 and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, is recognized as the requisite service is rendered on or after the effective  date, January 1, 2006.  Under the modified prospective application transition method, no restatement of previously issued financial statements is required.  Compensation expense is measured and recognized beginning in 2006 as follows:

AWARDS GRANTED AFTER DECEMBER 31, 2005 - Awards are measured at their fair value at date of grant.  The resulting compensation expense is recognized in the Statement of Operations ratably over the vesting period of the award (requisite service period).  For 2006, the Company recognized approximately $20,362 of additional non-cash, share-based compensation expense due to the adoption of SFAS 123(R), which increased the loss from operations and net loss by such amount.  This expense had no effect on the Company’s net loss per share for the year ended December 31, 2006.

For all grants issued after December 31, 2005, the amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate which is derived from historical data.

AWARDS GRANTED PRIOR TO JANUARY 1, 2006 - Awards were measured at their fair value at the date of original grant.  Compensation expense associated with the unvested portion of these options at January 1, 2006 is recognized in the Statement of Operations ratably over the remaining vesting period.   For 2006, the Company recognized approximately $94,569 of additional non-cash, share-based compensation expense due to the adoption of SFAS 123(R), which increased the loss from operations and net loss by such amount.  This expense had no effect on the Company’s net loss per share for the year ended December 31, 2006.

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

The fair value of options at the date of grant is determined under the Black-Scholes option-pricing model.  During the years ended December 31, 2007 and 2006, the following weighted-average assumptions were used:

Assumptions	2007	2006
Risk-free rate	4.67%	4.86%
Annual rate of dividends	-	-
Historical volatility	74.56%	71.34%
Option life	6.4 years	6.6 years

SFAS No. 123(R) requires that the Company recognize compensation expense for only the portion of options that are expected to vest.  Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates.  The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No 157 Fair Value Measurement (“FAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for nonfinancial assets and liabilities which has been delayed until after November 15, 2008.  The Company does not expect the adoption of SFAS 157 to have a significant impact on its financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”) was issued. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company’s currently evaluating the impact this standard would have on our financial statements, but do not believe the impact of the adoption will be material.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF 07-03”), which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on its financial results.

In December 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-1 provides income statement classification and related disclosure guidance for participants in a collaborative arrangement. The Company does not expect the adoption of EITF 07-1 to have a material impact on its financial results.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial results.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard will change the Company’s accounting treatment for business combinations, if any,  on a prospective basis.

2.

Financial condition

The Company has been unable to generate sufficient income from operations in order to meet its operating needs.  This raises doubt about the Company’s ability to continue as a going concern.

At December 31, 2007, the Company had cash and cash equivalents of $56,497, compared to cash and cash equivalents of $118,674 at December 31, 2006. At December 31, 2007, the Company had working capital of $123,770, compared to working capital of $135,314 at December 31, 2006.

During the year ended December 31, 2007, net cash used in operating activities was $(2,708,979) as compared to net cash used by operating activities of $(712,196) for the year ended December 31, 2006.

Net cash used in investing activities totaled $(105,546) during the year ended December 31, 2007 which resulted from the purchase of property and equipment. Net cash used in investing activities totaled $(35,555) during the year ended December 31, 2006 resulting from the purchase of property and equipment.

Net cash provided by financing activities totaled $2,752,348 for the year ended December 31, 2007, which resulted primarily from the issuance of promissory notes to two shareholders (see below). Net cash provided by financing activities totaled $681,330 for the year ended December 31, 2006 resulting from proceeds received from the exercise of options and warrants of $879,341, collections of stock subscription receivables of $21,276 offset by principal note payments totaling $28,450 and an increase in restricted cash of $190,837.

In February 2007, in order to secure capital necessary to continue its operations, the Company borrowed $750,000 in equal amounts, from Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company, each a non-U.S. Person (as defined in Regulation S of the Securities Act of 1933, as amended) (collectively, the “Investors”). Each loan was evidenced by a Promissory Note (“February Notes”). Each February Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), is due and payable in one lump sum on the earlier of (a) the second anniversary of the date of the February Note, (b) an Event of Default (as defined in the February Notes) or (c) sale, merger or change in control of the Company, as defined. In addition, if the February Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the February Notes) (a “Financing”), then the February Note holder may convert the February Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 85% of the per share or per unit purchase price of the New Equity Securities.

In June 2007, the Company borrowed an additional $1,000,000, in equal amounts, from the Investors. Each loan was represented by a Promissory Note (“June Note”). Each June Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), is due and payable in one lump sum on the earlier of (a) June 30, 2008 or (b) an Event of Default (as defined in the June Notes). In addition, if the June Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the June Notes) (a “Financing”), then the June Note holder may convert the June Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 100% of the per share or per unit purchase price of the New Equity Securities.

In September 2007, the Company borrowed an additional $1,000,000, in equal amounts, from the Investors. Each loan was represented by a Promissory Note (“September Note”). Each September Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), is due and payable in one lump sum on the earlier of (a) September 30, 2008 or (b) an Event of Default (as defined in the September Notes). In addition, if the September Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the February Notes, June Notes and September Notes) (a “Financing”), then the September Note holder may convert the September Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 100% of the per share or per unit purchase price of the New Equity Securities.

On January 11, 2008, the Company entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of the Investors, pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of the existing indebtedness of the Company to the Investor, represented by the February Notes, June Notes and September Notes, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least Two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets. The Multi-Draw Term Loan Note is secured by a lien on all the assets of the Company.

The Company believes that continued and full access to the Multi-Draw Term Loan Note, in combination with cash generated from operations, will provide sufficient funds through December 31, 2008. However, should the Company’s internal revenue forecasts fail to be achieved, if its cost of goods and operating expense projections are exceeded, or if the ability to draw on the Multi-Draw Term Loan Note is restricted or terminated, the Company will require additional capital in the short term. Although the Investors who have provided the Multi-Draw Term Loan Note have historically demonstrated a willingness to provide additional capital to the Company, there is no assurance they will continue to do so in the future, or, if they chose to do so, under what terms. If the Investors become unwilling to provide additional funds through the Multi-Draw Term Loan Note, the Company will need to find immediate additional sources of capital and there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations. Future capital requirements will depend on many factors, including the ability to market and sell the Company’s product line, research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by or against third parties regarding intellectual property, the status of competitive products, the maintenance of sales and marketing capabilities, and the establishment of collaborative relationships with other parties.

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

3.

Inventories

Inventories consist of the following at December 31, 2007 and 2006:

	2007	2006

Raw materials	$9,820	$33,335
Finished goods	89,242	59,416
Total	$99,062	$92,751

The Company has a policy of segregating from its finished product inventory its preservation solutions inventory with labeled expiration dates that have passed.  During June 2006, the Company suffered a loss related to this segregated inventory and subsequently submitted an insurance claim.  The Company settled the claim in December 2006, which resulted in a total gain of $406,388.

4.

Notes payable

At December 31, 2007 and 2006, notes payable consisted of the following:

	2007		2006
Note payable to Tioga County LDC, secured by all assets, payable in monthly installments of $3,258, including interest of 5%,
final payment made in February 2007.			$197,477
Notes payable to Thomas Girschweiler and Walter Villiger, secured by all assets, principal balances of all notes payable outstanding at 12/31/07 due in full in 2010, including interest of 7% (see Note 11)	$2,750,000		-
Total notes payable	2,750,000		197,477

Less: current portion	-		197,477
			-
Long-term portion	$2,750,000	$

In December 2006, the Company received an insurance settlement check of $190,837 which was made payable to the Company and the Tioga County LDC (“the LDC”).  Since the insurance settlement was related to assets lost in a flood which served as collateral on the note, the LDC subsequently called the note and demanded the Company sign over the insurance check to be applied to the outstanding note balance.  The Company agreed to these terms and paid the remaining balance of the note in February 2007.   The amount of the settlement check has been reflected as restricted cash in the accompanying financial statements at December 31, 2006.

As described more fully in Note 11, on January 11, 2008, the Company entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with the current lenders which allowed the refinancing of existing indebtedness and related accrued interest totaling $107,325.  Based on SFAS No. 6 guidance, the Company is reporting the total amount of the notes payable on December 31, 2007 as long-term liabilities due to this refinancing.

5.

Income taxes

Income tax benefit reconciled to tax calculated at statutory rates is as follows:

	2007	2006
Federal tax (benefit) at statutory rate	$(969,603)	$(385,566)
State income tax (benefit), net of federal tax (benefit)	(141,163)	(56,134)
Expiration of net operating loss carryforwards	1,754,509	982,673
Expiration of tax credits	125,000	88,000
Change in valuation allowance	(773,234)	(676,692)
Non-deductible stock-based compensation	-	57,214
Other	4,491	(9,495)
Provision for income taxes, net	$-	$-

At December 31, 2007 and 2006, the components of the Company’s deferred taxes are as follows:

	2007	2006
Deferred tax assets (liabilities)
Net operating loss carryforwards	$12,264,456	$12,946,597
Tax credits	442,000	567,000
Accrued compensation	30,460	24,194
Depreciation	(3,379)	16,073
Stock-based compensation	90,688	44,766
Other	1,948	777
Total	12,826,173	13,599,407

Less: Valuation allowance	(12,826,173)	(13,599,407)
Net deferred tax asset	$-	$-

The Company has the following net operating loss and research and development (R&D) tax credit carryforwards available at December 31, 2007:

	Net Operating Losses	R&D Tax Credits
Year of Expiration
2008	$5,893,000	$150,000
2009	1,431,000	114,000
2010	1,562,000	145,000
2011	5,277,000	33,000
2012	1,570,000	-
2013	1,425,000	-
2014	1,234,000	-
2020	2,849,000	-
2021	4,168,000	-
2023	1,217,000	-
2024	646,000	-
2025	589,000	-
2026	873,000	-
2027	2,753,000	-

Total	$31,487,000	$442,000

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

2.

the holders of the Company’s (a) 55.125 shares of Series G Preferred. Stock, convertible into 17,226,563 shares of the Company’s Common Stock, and (b) the 55.125 Series G Warrants to purchase 17,226,563 of the Company’s Common Stock at $.08 per share purchased in conjunction with the Series G Preferred Stock, the right to exercise the Series G Warrants and purchase the shares of Common Stock issuable upon exercise thereof at $.04 per share (same number of shares at a lower price), provided that (a) simultaneously with the exercise of such right, they convert their shares of Series  G Preferred Stock into shares of the Company’s Common Stock, and (b) the conversion of the Series G Preferred Stock and exercise of the Series G Warrants take place on or before May 1, 2006;

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

Warrants:  The following table summarizes warrant activity for the years ended December 31, 2007 and 2006:

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
		Wgtd. Avg.		Wgtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning
of year	4,244,075	$ 0.46	27,266,858	$ 0.20
Exercised	-	-	(23,022,783)	(0.04)
Cancelled	(5,000)	0.53
Outstanding at end of year	4,239,075	$ 0.46	4,244,075	$ 0.46

Warrants exercisable at
year end	4,239,075	$ 0.46	4,244,075	$ 0.46

The outstanding warrants have expiration dates between August 2008 and December 2013.

The total intrinsic value of warrants exercised was $0 and $690,683 during the years ended December 31, 2007 and 2006, respectively.

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

The following is a summary of stock option activity under the plans for 2007 and 2006, and the status of stock options outstanding and available under the plans at December 31, 2007 and 2006:

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
		Wgtd. Avg.		Wgtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning
of year	5,439,000	$ 0.15	5,566,000	$ 0.31
Granted	4,325,000	0.09	2,440,000	0.07
Exercised	-	-	(2,547,000)	(0.04)
Forfieted	(2,920,000)	(0.10)	(20,000)	(0.08)
Outstanding at end of year	6,844,000	$ 0.12	5,439,000	$ 0.15

Stock options exercisable at
year end	1,875,000	$ 0.22	2,215,666	$ 0.24

The weighted average grant-date fair value of option awards granted was $.06 and $.05 per share during the years ended December 31, 2007 and 2006, respectively.

The total intrinsic value of options exercised was $0 and $76,410 for the years ended December 31, 2007 and 2006, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007:

		Weighted
	Number	Average	Weighted
	Outstanding	Remaining	Average
Exercise	at December	Contractual	Exercise
Prices	31, 2007	Life	Price
0.07	1,700,000	8.62	$ 0.07
0.08	3,485,000	8.82	$ 0.08
0.085	500,000	8.33	$ 0.085
0.09	160,000	9.85	$ 0.09
0.10	640,000	9.60	$ 0.10
0.25	150,000	4.50	$ 0.25
1.25	209,000	0.89	$ 1.25
	6,844,000	8.50	$ 0.12

Total unrecognized compensation cost at December 31, 2007 of $161,013 is expected to be recognized over a weighted average period of 3 years.

During the year ended December 31, 2007, the Company issued ten-year options to employees and directors to purchase 4,325,000 common shares.  Options to purchase 1,250,000 shares were awarded to five outside directors which will be 100% vested on the first anniversary date of the awards.  Options to purchase 1,750,000 shares were awarded to two employees that vest as follows:  one third on the first anniversary date of the awards, one third on the second anniversary date of the awards, and the remainder on the third anniversary date of the awards. Options to purchase 1,325,000 shares were awarded to seven employees that vest as follows:  one quarter on the first anniversary date of the awards, one quarter on the second anniversary date of the awards, one quarter on the third anniversary date of the awards, and the remainder on the fourth anniversary date of the awards.

During the year ended December 31, 2006, the Company issued ten-year options to employees and directors to purchase 2,440,000 common shares.  Options to purchase 500,000 shares were awarded to an outside director which were 25%

exercisable upon grant with the remaining shares vesting to the extent of 125,000 shares on the next three anniversary dates of the award.  Options to purchase 1,940,000 shares were awarded to employees that vest as follows:  one third on the first anniversary date of the awards, one third on the second anniversary date of the awards, and the remainder on the third anniversary date of the awards.

Certain options awarded during 2006 and 2007 contain provisions which allow for the automatic proportionate adjustment of the number of shares covered and the exercise price of each share in the event that the Company changes its shares of common stock by a stock dividend, stock split, combination, reclassification, exchange, merger or consolidation.

At December 31, 2007, there are 6,114,075 shares of common stock that could be issued upon the exercise of stock warrants and options.  The following table summarizes the potential shares to be issued upon exercise of the above instruments:

Shares
Common stock options	1,875,000
Common stock warrants	4,239,075
Total	6,114,075

7.

Related party transactions

The Company incurred $169,204 and $64,535 in legal fees during the years ended December 31, 2007 and 2006, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner.  In 2007, the Company granted options to purchase 250,000 shares of common stock to this director and stockholder with an exercise price of $0.08 which vests one year from grant date and has a life of 10 years.  At December 31, 2007 and 2006, accounts payable, related parties includes $32,678 and $8,066, respectively, due to the related party for services rendered.

On March 15, 2004, the Company entered into three-year Research Agreement with Cell Preservation Services, Inc. (“CPSI”) to outsource to CPSI all of the Company’s research that was funded through SBIR grants.  CPSI is owned by John M. Baust, a former employee of BioLife who is also the son of John G. Baust, the Company’s former Chief Executive Officer and President, and more recently, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer.  The Research Agreement established a format pursuant to which CPSI (a) took over the processing of existing applications of SBIR grants applied for by BioLife, (b) applied for additional SBIR grants for future research projects, (c) performed a substantial portion of the principal work to be done, in terms of (i) time spent, and (ii) research, in connection with existing and future projects, and (d) utilized BioLife personnel as consultants with respect to the research.  In conjunction therewith BioLife granted to CPSI a non-exclusive, royalty free license (with no right to sublicense) to use BioLife’s technology soley for the purpose of conducting the research in connection with the projects.  Pursuant to the Research Agreement BioLife provides CPSI with (a) facilities in which to conduct the research including basic research equipment and office equipment, and (b) management services.  On January 8, 2007, the Company sent a written notice to CPSI that the Company has elected not to renew the Research Agreement, which expired on March 14, 2007.  No facilities or management fees were received during 2007 or 2006.

In November 2006, BioLife renewed an original three-year lease for a one year term with Field Afar Properties, LLC whereby BioLife leased 6,161 square feet of office, laboratory, and manufacturing space in Owego, NY at a rental rate of $6,200 per month.  The lease expired on January 15, 2008.  John G. Baust, the Company’s former Chief Executive Officer and President, and more recently, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer; John M. Baust, the Company’s former Director of Research and Development; and Judy Baust, wife of John G. Baust and mother of John M. Baust are members of Field Afar Properties, LLC.  For the years ended December 31, 2007 and December 31, 2006, the Company paid rents of $74,400 and $74,400, respectively.

During 2006, the Company, CPSI and Field Afar, LLC experienced damage and destruction of property and equipment as a result of a flood.  Accounts payable as of December 31, 2006 includes $4,409 and $11,404 due to CPSI and Field Afar, LLC, respectively, in connection with an insurance claim submitted and recovered by the Company.

On August 7, 2007, the Board of Directors of the Company agreed to outsource to Roderick de Greef, a director of the Company, the task of overseeing the Company’s financing activities, internal accounting functions and SEC reporting, and assisting in the search for, and reviewing, strategic alternatives, on a part-time basis (up to 80 hours per month on an as needed basis), effective as of July 1, 2007 (since he was effectively serving the Company in such capacity since such date), on terms to be agreed upon by Mike Rice, the President of the Company, and Mr. de Greef, and approved by the Board.

Subsequent to August 7, 2007, Mr. Rice and Mr. de Greef agreed to the following terms: (1) a fee of $10,000 per month, (2) reimbursement of business expenses, (3) 90 day advance notice of termination by the Company, and (4) the payment of one (1) year’s fees ($120,000) if terminated in connection with a Change of Control transaction.  As used herein the term Change of Control means  (A) there shall be consummated (1) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company’s Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company’s Common Stock immediately prior to the merger have the same proportionate ownership of at least 50% of common stock of the surviving corporation immediately after the merger, or (2) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company; (B) the stockholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; or (C) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 50% or more of the Company’s outstanding Common Stock.  On November 14, 2007, the arrangement was approved by the Board of Directors of the Company.  The Company paid consulting fees of $60,000 for year ended December 31, 2007.

8.

Commitments and Contingencies

Leases:  In July 2007, the Company signed a 4-year lease, commencing August 1, 2007, for 4,366 square feet of office and laboratory space in Bothell, WA at an initial rental rate of $6,367 per month.  The Company is also responsible for paying its proportionate share of property taxes and other operating expenses as defined in the lease.

The following is a schedule of future minimum lease payments required under the facility lease:

Year Ending
December 31
2008	79,460
2009	82,638
2010	85,944
2011	52,139
Total	$300,181

Rental expense for facility leases for the years ended December 31, 2007 and 2006, totaled $140,177 and $74,440, respectively.

Employment agreement:  The Company has an employment agreement with the Chief Executive Officer of the Company which automatically renews for successive one year periods in the event either party does not send the other a “termination notice” not less than 90 days prior to the expiration of the initial term or any subsequent term. The agreement provides for certain minimum compensation per month and incentive bonuses at the discretion of the Board of Directors.  Under certain conditions, the Company may be required to continue to pay the base salary under the agreement for a period of one to two years.

Litigation:  On February 7, 2007, Kristi Snyder, a former employee of the Company filed a complaint in the New York State Supreme Court, County of Broome, against the Company alleging a breach of an employment agreement and seeking damages of up to $300,000 plus attorneys’ fees.  This case currently is in discovery and depositions are being scheduled.  The Company does not believe there is any merit to such lawsuit and is vigorously defending its position.

On April 6, 2007, the Company was served with a complaint filed by John G. Baust, the Company’s former Chief Executive Officer and President, and more recently, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer, in the New York State Supreme Court, County of Tioga, against the Company seeking, among other things, damages under his employment agreement to be determined upon trial of the action plus attorneys’ fees, a declaratory judgment that he did not breach his fiduciary duties to the Company, and that his covenant not to compete is void as against public policy or unenforceable as a matter of law, and to enjoin the Company from commencing an action against him in Delaware courts seeking damages for breaches of his fiduciary obligations to the Company.  This case is in discovery and depositions are in process.  The Company does not believe there is any merit to such lawsuit and is defending the same vigorously.

On June 15, 2007, the Company filed a lawsuit in the State of New York Supreme Court, County of Tioga against Cell Preservation Services, Inc. (“CPSI”) and Coraegis Bioinnovations, Inc. (“Coraegis”), both of which are owned and/or controlled by John M. Baust, a former employee of the Company and the son of John G. Baust, the Company’s former Chief Executive Officer and President, and more recently, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer, both of whose employment with the Company was terminated on January 8, 2007.

On March 15, 2004, the Company had entered into a Research Agreement with CPSI, pursuant to which CPSI took over the processing of the Company’s existing, and, on behalf of the Company, was to apply for additional, SBIR grants, and, in each case, was to perform the research with respect to such grants.  In connection therewith, the Company granted to CPSI a limited license to use the Company’s technology (“BioLife’s Technology”), including the Company’s proprietary cryopreservation solutions (collectively, “Intellectual Property”), solely for the purpose of conducting the research pertaining to the SBIR grants, and CPSI agreed to keep confidential all Company confidential information disclosed to CPSI (“Confidential Information”).  On January 8, 2007, the Company informed CPSI that the Research Agreement would not be extended and would terminate in accordance with its terms on March 15, 2007.

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

The lawsuit seeks, among other things, (1) to enjoin CPSI from continuing to violate the Research Agreement, (2) damages as a result of CPSI’s breaches of the Research Agreement, (3) to enjoin CPSI and Coraegis from any further use of the Company’s trade secrets, (4) damages (including punitive damages) as a result of CPSI’s and Coraegis’ misappropriation of the Company’s trade secrets, (5) to enjoin CPSI and Coraegis from any further use of BioLife’s Technology, Intellectual Property and Confidential Information, (6) damages (including punitive damages) as a result of CPSI’s and Coraegis’ unfair competition against the Company, and (7) damages (including punitive damages) as a result of CPSI’s and Coraegis’ conversion of BioLife’s Technology, Intellectual Property and Confidential Information to their own use.  This case is in discovery and depositions are in process.

On December 4, 2007, John M. Baust, the son of John G, Baust, the Company’s former Chief Executive Officer and President, and more recently, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer, filed a complaint in the New York State Supreme Court, County of Tioga, against the Company and Michael Rice, the Company’s Chairman and Chief Executive Officer, alleging, among other things, a breach of an employment agreement and defamation of character and seeking damages against the Company in excess of $300,000 plus attorneys fees.  The case currently is in discovery. The Company does not believe there is any merit to this lawsuit and will defend it vigorously.

On December 27, 2007, John M. Baust, the son of John G, Baust, the Company’s former Chief Executive Officer and Chief Scientific Officer, filed a complaint with the State of New York, Division of Human Rights alleging unlawful discrimination practices against the Company based on wrongful termination due to retaliation for bringing complaints of sexual harassment on the part of Michael Rice, the Company’s Chairman and Chief Executive Officer.  The Company responded to the complaint on January 14, 2008.  On March 5, 2008, the Company was notified by the Division that this complaint was ordered dismissed and the filed closed due to the Division’s lack of jurisdiction in the matter, having determined that the civil suit filed by John M. Baust had precedence and precluded the Division from asserting jurisdiction.  The determination may be appealed within sixty (60) days from the date thereof.

On December 27, 2007, John G. Baust, the Company’s former Chief Executive Officer and President, and more recently, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer, filed a complaint with the State of New York, Division of Human Rights alleging unlawful discrimination practices against the Company based on wrongful termination due to retaliation for bringing complaints of sexual harassment on the part of Michael Rice, the Company’s Chairman and Chief Executive Officer.  The Company responded to the complaint on January 22, 2008.  On March 5, 2008, the Company was notified by the Division that this complaint was ordered dismissed and the filed closed due to the Division’s lack of jurisdiction in the matter, having determined that the civil suit filed by John G. Baust had precedence and precluded the Division from asserting jurisdiction.  The determination may be appealed within sixty (60) days from the date thereof.

The Company has not made any accrual related to future litigation outcomes as of December 31, 2007.

9.

Concentration of risk

Significant customers:  Sales to individual customers representing more than 10% of total revenues totaled approximately $253,000 and $234,000 in 2007 and 2006, respectively.  These amounts represent revenues from one customer in 2007 and one customer in 2006.

At December 31, 2007, two customers accounted for approximately 52% of total accounts receivable, and at December 31, 2006, two customers accounted for approximately 52% of total accounts receivable.

Sole source CMO:  The Company relies entirely on Bioserv Inc, a division of NextPharma Technologies, Inc., a CMO located in San Diego, CA., as its sole source for the production of its line of preservation products.  If the existing CMO is unable or unwilling to meet the demand for finished products, or if the components or finished products they supply do not meet quality and/or other specifications, or if the Company is unable to meet the terms of the agreement, it could materially and adversely affect its ability to fulfill customer orders in a timely manner, if at all.  This situation may in turn, adversely affect the relationship with its customers.

10.

Supplemental cash flow disclosures

Actual cash payments:  Cash payments were as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Interest	$6,074	$12,751

No cash was paid for income taxes for the years ended December 31, 2007 and 2006.

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

The Company issued a total of 833,332 shares to the current note holders in consideration for financing fees related to the promissory notes executed in February 2007. The total shares were valued at $75,000.

11.

Subsequent events

On January 11, 2008, the Company entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of  Thomas Girschweiler, a director and stockholder of the Company,  and Walter Villiger, an affiliate of the Company, each a non-U.S. Person (“U.S. Person” being defined in Regulation S of the Securities Act of 1933, as amended) (collectively, the “Investors”), pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of existing indebtedness of the Company to the Investor and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least Two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets.

On February 25, 2008, the Company sent of notice of termination, effective February 29, 2008, to VWR International (“VWR”) of the Exclusive Private Label Distribution Agreement, executed by the parties on May 5, 2005, such notice being given due to VWR’s failure to cure a breach of the agreement.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 10, 2007, Aronson and Company was dismissed as the Company’s auditors. The decision to dismiss Aronson and Company was approved by the Company’s Board of Directors. Aronson and Company served as the Registrant's independent auditor for the Company’s fiscal years ended December 31, 2005 and 2006.  Aronson and Company’s report on the Company’s financial statements for the years ended December 31, 2005 and 2006 (the “Report”) did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. However, the Report was modified to include an explanatory paragraph wherein Aronson expressed substantial doubt about the Registrant’s ability to continue as a going concern.

During the Company’s fiscal years ended December 31, 2005 and 2006, and during the period from January 1, 2006 until July 10, 2007, there were no disagreements with Aronson and Company on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to Aronson and Company satisfaction, would have caused Aronson and Company to make reference thereto in their report on the Registrant’s financial statements for this fiscal year.

On July 24, 2007, the Company engaged Peterson Sullivan PLLC, (“Peterson”), Certified Public Accountants, as the Company's independent accountant to report on the Company’s balance sheet as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended. The decision to appoint Peterson was a result of the Company relocating  its corporate headquarters to Bothell, Washington from Owego, New York, and the desire to have a local accounting firm.  Prior to engaging the new accountant, the Company did not consult with Peterson regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

ITEM 8A.  CONTROLS AND PROCEDURES

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management conducted an initial phase evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of December 31, 2007. This initial phase consisted of a top-down approach to risk assessment as provided for by SEC guidance and did not identify any material weaknesses. However, based on the stage of completion of our assessment, in particular, the lack of the testing phase of the operating effectiveness of our internal controls, we conclude that as of December 31, 2007, our internal control over financial reporting was not effective.

Since the completion of the internal control design phase of our evaluation of the effectiveness of our internal control over financial reporting, we have been working with our consulting firm to develop a plan which will be designed to test the operating effectiveness of our internal controls. We anticipate that this phase of the project will be completed by the end of

2008, in order to be in a position to provide a full and complete evaluation of the effectiveness of our internal control over financial reporting to be filed as part of the Form 10-K filing for the year ending December 31, 2008.

Disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer has concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers and one key employee of the Company as of March 31, 2008.  The Board of Directors is comprised of only one class.  All of the directors will serve until the next annual meeting of shareholders, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships among directors and executive officers.  Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

		Position and Offices
Name	Age	With the Company
Michael Rice	45	Chief Executive Officer,
		President, and Director

Laurie Smith	48	Controller

Howard S. Breslow	68	Director, Secretary

Roderick de Greef	47	Director

Thomas Girschweiler	50	Director

Raymond Cohen	48	Director

Andrew Hinson	42	Director

Michael Rice has been President and Chief Executive Officer and a director of the Company since August 2006.  From October 2004 to August 2006, Mr. Rice served as Sr. Business Development Manager for the Medical & Wireless Products Group at AMI Semiconductor, Inc. (NASDAQ: AMIS).  Prior thereto, from October 2000 to October 2004 he served as Director of Marketing & Business Development, Western Region Sales Manager, and Director, Commercial Sales at Cardiac Science, Inc. (NASDAQ: CSCX), from May 1998 to October 2000 as Vice President, Sales and Marketing at TEGRIS Corporation, and from May 1986 to May 1998 in several sales and marketing roles at Physio Control Corporation.

Laurie Smith has served as Controller of the Company since September 2007.  Prior to joining BioLife, she served as Finance Manager at Northstar Neuroscience, Inc., a public medical device company, from its inception in June 1999 to April 2007.  Prior thereto, from August 1996 to July 1998 she served as Accounting Manager at Heartstream, Inc., and from August 1992 to June 1996 as Senior Accountant at Panlabs, Inc.

Howard S. Breslow has served as a director of the Company since July 1988.  He has been a practicing attorney in New York City for more than 40 years and is a member of the law firm of Breslow & Walker, LLP, New York, New York, which firm serves as general counsel to the Company.

Roderick de Greef has served on the Company’s Board of Directors since June 19, 2000.  Effective July 1, 2007, Mr. de Greef was retained by the Company as an outside consultant to provide oversight of the Company’s financing activities, internal accounting functions and SEC reporting, and assist in the search for, and reviewing, strategic alternatives. Mr. de Greef is the principal of Taveyanne Capital Advisers, Inc., a firm providing corporate finance consulting services.  Mr. de Greef has served as the Chief Financial Officer of Cambridge Heart from October 2005 to July 2007.  Mr. de Greef served as the Executive Vice President, Chief Financial Officer and Secretary of Cardiac Science, Inc. from March 2001 to September 2005.  From 1995 to 2001, Mr. de Greef provided corporate finance advisory services to a number of early stage companies including Cardiac Science, where he was instrumental in securing equity capital beginning in 1997, and advising on merger and acquisition activity.  From 1989 to 1995, Mr. de Greef was Vice President and Chief Financial Officer of BioAnalogics, Inc. and International BioAnalogics, Inc., both publicly held development stage medical technology companies located in Portland, Oregon.  From 1986 to 1989, Mr. de Greef was Controller and then Chief Financial Officer of publicly held Brentwood Instruments, Inc.  Mr. de Greef also serves on the board of directors of Endologix, Inc., a public medical device company located in Irvine, California, and Elephant Talk Communications, Inc., a public telecommunications based in Orange, California.

Thomas Girschweiler joined the Board in 2003.  Mr. Girschweiler has been engaged in corporate financing activities on his own behalf since 1996.  From 1981 to 1996 he was an investment banker with Union Bank of Switzerland.  Mr. Girschweiler was graduated at the Swiss Banking School.

Raymond Cohen joined the Board in May 2006.   Mr. Cohen currently serves as Chief Executive Officer of Laguna Hills, CA-based Symphony Medical, Inc., a venture capital backed privately-held developer of biologic solutions for the treatment of cardiac conduction abnormalities. Mr. Cohen also a director of Bothell, WA-based Cardiac Science Corporation (NASDAQ: CSCX), a global leader in advanced cardiac monitoring and defibrillation products formed by the merger of Quinton Cardiology Systems, Inc., and Cardiac Science, Inc., where he served as Chief Executive Officer for nine years.  Mr. Cohen also serves as a member of the Board of Directors of Syncroness, Inc., a privately-held contract engineering and product development firm based in Westminster, CO.  He is a member of the Advisory Board for the College of Osteopathic Medicine, Western University of Health Sciences in Pomona, CA.

Andrew Hinson joined the Board in February 2007.  He currently is the Vice President for Clinical and Regulatory Affairs for Symphony Medical, Inc., a developer of proprietary biopolymer and cellular-based biologic therapies to effectively treat chronic and post-operative atrial fibrillation and other cardiac conduction abnormalities.  Mr. Hinson has diverse experience in the cell and gene therapy markets and extensive experience managing clinical trials for new biologic based therapies for cardiac, neurologic, and gastrointestinal applications.

Committee Membership, Meetings and Attendance

During the fiscal year ended December 31, 2007, there were:

o	6 meetings of the Board of Directors;
o	no meetings of the Audit and Finance Committee; (as it was newly formed in February 2008)
o	no meetings of the Compensation Committee (as it was newly formed in February 2008); and
o	no meetings of the Nominating and Corporate Governance Committee (as it was newly formed in February 2008).

Each director attended or participated in at least 75% of the meetings of the Board of Directors held during our fiscal year ended December 31, 2007.

Board Committees

In February 2008 our Board of Directors has established three standing committees: Audit and Finance, Nominating and Corporate Governance, and Compensation.

Audit and Finance Committee

On February 11, 2008, we formed a separately designated standing Audit & Finance Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our Audit Committee is currently composed of Messrs. Girschweiler, Cohen and de Greef. The Board of Directors has determined that Mr. de Greef is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee has the sole authority and responsibility to select, evaluate and replace our independent registered public accounting firm or nominate the independent auditors for stockholder approval. The Audit Committee must pre-approve all audit engagement fees and terms and all non-audit engagements with the independent auditors. The Audit Committee consults with management but does not delegate these responsibilities.

The Audit Committee reviewed and discussed our audited financial statements as of and for the year ended December 31, 2007 with the Board of Directors.

Compensation Committee

Our Compensation Committee was formed on February 11, 2008 and consists of Messrs., Hinson, Cohen and Girschweiler. Therefore, the Compensation Committee did not meet in fiscal 2007. Our Compensation Committee will award stock options to officers and employees. The Compensation Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the company.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was formed on February 11, 2008 and consists of Messrs. Hinson, de Greef and Breslow. Therefore, the Nominating and Corporate Governance Committee did not meet in fiscal 2007. The Nominating and Corporate Governance Committee is responsible for (1) reviewing suggestions of candidates for director made by directors and others; (2) identifying individuals qualified to become Board members, and recommending to the Board the director nominees for the next annual meeting of stockholders; (3) recommending to the Board director nominees for each committee of the Board; (4) recommending to the Board the corporate governance principles applicable to the company; and (5) overseeing the annual evaluation of the Board and management. Pursuant to the Nominating and Corporate Governance Committee charter, there is no difference in the manner in which a nominee is evaluated based on whether the nominee is recommended by a stockholder or otherwise.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company’s executive officers, directors, and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (collectively, the “Reporting Persons”) are required to file reports of ownership and changes in beneficial ownership of the Company’s equity securities with the Securities Exchange Commission. Copies of those reports also must be furnished to the Company.  Based solely on review of the copies of such forms furnished by the Company, the Company believes that during the year ended December 31, 2007, the Reporting Persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner.  Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure.  Accordingly, the Board has adopted formal written codes of ethics for both our executive officers and for our directors.

Our codes of ethics are designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations.  These codes also incorporate our expectations of our executives that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  Our code of ethics is posted on our website, www.BioLifeSolutions.com.  Any future changes or amendments to our code of ethics, and any waiver of our codes of ethics will be posted on our website when applicable.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer, its two highest compensated executive officers (other than the Chief Executive Officer) and any additional executive officers who received salary and bonus payments in excess of $100,000 during the fiscal year ended December 31, 2007 (collectively the  “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

							Nonqualified
Name and Principal				Stock	Option	Non-Equity Incentive Plan	Deferred Compensation	All Other
Positions (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Awards ($) (e)	Awards ($) (f) (1)	Compensation ($) (g)	Earnings ($) (h)	Compensation ($) (i)	Total ($) (j)

Michael Rice	2007	200,000	100,000	-	39,461 (2)	-	-	-	339,461
President, Chief	2006	79,861	25,000	-	9,254 (2)	-	-	-	114,115
Executive Officer and
Director (8/06 – present)

John G. Baust	2007	39,091	-	-	-	-	-	-	39,091
President, Chief	2006	224,253(3)	-	-	119,249 (4)	-	-	157,560 (5)	501,062
Executive Officer and Director (through 8/06) Chief Scientific Officer and Board Chairman (8/06 – 1/07)
Matthew Snyder	2007	140,000	-	-	9,763 (2)	-	-	18,138 (6)	167,901
Vice President	2006	29,167	-	-	405 (2)	-	-	2,912 (6)	32,484
(10/06 – 12/07)

(1)

See Item 7, note 1, for a description on the valuation methodology of stock option awards.

(2)

Amounts are a result of options granted to each officer.

(3)

Includes voluntary salary reduction in 2006 of $15,747 to support cash flow.

(4)

Includes $70,905 for ten-year option awards granted during 2001, 2002 and 2005 to purchase 1,000,000 shares with each award and $48, 344 for fully vested option and warrant award to purchase 2,258,555 shares which were repriced to $0.04 per share and exercised during 2006.  The 2001 and 2002 awards vest ratably over a five-year period, commencing with the first anniversary date of the date of grant and the 2005 award vest ratably over a four-year period, commencing with the first anniversary date of the date of grant. See “Private Placements” under Item 5 for a further description of the repriced option and warrant awards.

(5)

Includes $89,503 for payment for unused vacation time and travel allowance, and $68,057 for the excess of the fair market value of the shares acquired when repriced options and warrants were exercised over the reduced exercise price therof.

(6)

Represents sales commissions

Employment Agreements

The Company has an employment agreement with Michael Rice, its President and Chief Executive Officer, which agreement automatically renews for successive one year periods in the event either party does not send the other a “termination notice” not less than 90 days prior to the expiration of the initial term or any subsequent term.  The agreement provides for a salary of $200,000 per year and an incentive bonus based on certain quarterly milestones, to be determined by the Board of Directors.  The officer also received ten-year incentive stock options to purchase 1,500,000 shares of common stock at $.07 per share (the fair market value on the date of grant), which vest to the extent of 500,000 shares on each of the first three anniversary dates of the date of grant.  The Company amended this employment agreement on February 7, 2007 to provide that if, in connection with a “change in control,” Mr. Rice’s employment is terminated without “Cause” or he resigns for “Good Reason,” he will be entitled to the continued payment of salary and bonuses and the reimbursement of medical insurance premiums for 24 months following the change in control event.  On February 11, 2008, Mr. Rice’s salary was increased to $300,000 per annum, retroactive to January 1, 2008 and his quarterly bonus plan was supplanted for 2008 with an annual review by the Board of Directors to take place in early 2009.

On July 26, 2006, the Company entered into an employment agreement with John G. Baust, the Company’s former Chief Executive Officer and President, and more recently, until January 8, 2007, the Company’s Chairman, Sr. Vice President and Chief Scientific Officer, pursuant to which (A) he was employed by the Company for an initial term of one (1) year, which term automatically renewed for additional one (1) year periods, unless not less than 90 days prior to the commencement of any such one (1) year period the Company notified Dr. Baust, in writing, that the term of the agreement would not be extended, (B) he was to receive a base salary of $20,000 per month through January 26, 2007, and thereafter $10,000 per month, and was to be entitled to annual bonuses of up to 50% of his base salary based upon the achievement of specific milestones to be accomplished by the Company (voluntarily or involuntarily) within three (3) months after a Change of Control, the Company was to continue to pay his base salary for a period of 24 consecutive months, and (D) in the event his employment was terminated by the Company without cause, the Company was to continue to pay him his base salary through the end of the then current term of the agreement and any bonus to which he might be entitled through the end of the quarter during which such termination takes effect.  Dr. Baust’s employment was terminated on January 7, 2007.

The Company had an employment agreement with Matthew Snyder, its Vice President of Sales, which expired on October 17, 2007.  The agreement automatically renewed for successive one year periods in the event either party did not send the other a “termination notice” not less than 90 days prior to the expiration of the initial term or any subsequent term.  The agreement provided for a salary of $140,000 per year and commissions of 2% of all Company product sales.   The officer also received ten-year incentive stock options to purchase 100,000 shares of common stock at $0.07 per share (the fair market value on the date of grant), which vest to the extent of 33,333 shares on each of the first two anniversary dates of the date of grant and 33,334 shares on the third anniversary date of the grant.

On December 4, 2007, the Company entered into a Separation Agreement with Matthew Snyder, the Company’s Vice President-Sales, pursuant to which (a) Mr. Snyder’s Employment Agreement with the Company was cancelled, (b) Mr. Snyder agreed to remain in the employ of the Company, through December 31, 2007, in the same capacity as he was then employed, and (c) thereafter, through March 30, 2008, the Company would (i) make severance payments to Mr. Snyder at the rate of $140,000 per annum, on the same basis and in accordance with the same procedures (including the withholding of taxes) as is applicable to the Company’s normal payroll procedures, and (ii) continue to pay for Mr. Snyder’s health insurance.

The following table provides information related to outstanding equity awards for each of the Named Executive Officers as of December 31, 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Number of Unearned Shares, units or Other Rights That Have Not Vested (#) (i)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Michael Rice	500,000	1,000,000	-	0.07	8/7/2016 (1)	-	-	-	-
Michael Rice	-	1,000,000	-	0.08	2/7/2017 (2)	-	-	-	-

Matthew Snyder	33,000	67,000	-	0.07	10/17/2016 (3)	-	-	-	-

(1)

This award vests 500,000 shares on each of 8/7/2007, 8/7/2008, and 8/7/2009

(2)

This award vests 333,333 shares on each of 2/7/2008, 2/7/2009, and 333,334 shares on 2/7/2010

(3)

This award vested 33,333 shares on 10/17/2007. The remainder cancelled upon employment termination 12/31/07

Compensation of Directors

Beginning in 2006, outside directors are compensated $1,500 per meeting for attending board meetings and $750 per meeting for telephonic board meetings.  A total of $21,750 in director compensation was recorded during the year ended December 31, 2007.

The following table sets forth compensation paid to outside directors during the fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Howard Breslow (1)	4,500	-	12,162	-	-	-	16,662

Thomas Girschweiler (2)	4,500	-	12,162	-	-	-	16,662

Roderick de Greef (3)	5,250	-	12,162	-	-	61,500	78,912

Raymond Cohen (4)	6,000	-	17,933	-	-	3,750	27,683

Andrew Hinson (5)	1,500	-	12,162	-	-	-	13,662

(1)

As of December 31, 2007, Mr. Breslow owned the following options and warrants, all of which were exercisable:  options to purchase 394,000 shares of Common Stock and warrants to purchase 2,078,910 shares of Common Stock. An additional grant of 250,000 options was awarded 2/7/07 which vests 100% on 2/7/08.

(2)

As of December 31, 2007, Mr. Girschweiler had received a grant of 250,000 options which vests 100% on 2/7/08.

(3)

As of December 31, 2007, Mr. de Greef owned the following options and warrants, all of which were exercisable:  options to purchase 250,000 shares of Common Stock and warrants to purchase 1,250,000 shares of Common Stock. An additional grant of 250,000 options was awarded 2/7/07 which vests 100% on 2/7/08.

(4)

As of December 31, 2007, Mr. Cohen had received a grant of 500,000 options upon joining the Board of Directors 5/1/06, of which 165,000 shares are vested. An additional grant of 250,000 options was awarded 2/7/07 which vests 100% on 2/7/08.

(5)

As of December 31, 2007, Mr. Hinson had received a grant of 250,000 options upon joining the Board of Directors 2/7/07 which vests 100% on 2/7/08.

On August 7, 2007, the Board of Directors of the Company agreed to outsource to Roderick de Greef, a director of the Company, the task of overseeing the Company’s financing activities, internal accounting functions and SEC reporting, and assisting in the search for, and reviewing, strategic alternatives, on a part-time basis (up to 80 hours per month on an as needed basis), effective as of July 1, 2007 (since he was effectively serving the Company in such capacity since such date), on terms to be agreed upon by Mike Rice, the President of the Company, and Mr. de Greef, and approved by the Board.  Subsequent to August 7, 2007, Mr. Rice and Mr. de Greef agreed to the following terms: (1) a fee of $10,000 per month, (2) reimbursement of business expenses, (3) 90 day advance notice of termination by the Company, and (4) the payment of one (1) year’s fees ($120,000) if terminated in connection with a Change of Control transaction.  As used herein the term Change of Control means  (A) there shall be consummated (1) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company’s Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company’s Common Stock immediately prior to the merger have the same proportionate ownership of at least 50% of common stock of the surviving corporation immediately after the merger, or (2) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company; (B) the stockholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; or (C) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 50% or more of the Company’s outstanding Common Stock.  On November 14, 2007, the arrangement was approved by the Board of Directors of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 28, 2008, certain information regarding the beneficial ownership of Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares thereof; (ii) each director of the Company; (iii) each Named Executive Officer of the Company; and (iv) all of the Company’s current directors and executive officers as a group.

Name and Address of Beneficial Owner	Common Stock (1)	Percentage of Class
Michael Rice (Officer and Director) c/o BioLife Solutions, Inc. 3303 Monte Villa Pkwy, Suite 310 Bothell, WA 98021	2,500,000 (2)	3.6%
Matthew Snyder (Officer) c/o BioLife Solutions, Inc. 3303 Monte Villa Pkwy, Suite 310 Bothell, WA 98021	33,000 (3)	.05%
John G. Baust c/o CPSI 2 Court Street Owego, NY 13827	3,694,722	5.3%
Howard S. Breslow, Esq. (Director) c/o Breslow & Walker, LLP 767 Third Avenue New York, NY 10017	2,776,510 (4)	4.0%
Roderick de Greef (Director) c/o BioLife Solutions, Inc. 3303 Monte Villa Pkwy, Suite 310 Bothell, WA 98021	5,399,163 (5)	7.5%
Walter Villiger c/o BioLife Solutions, Inc. 3303 Monte Villa Pkwy, Suite 310 Bothell, WA 98021	19,240,081	27.6%
Thomas Girschweiler (Director) c/o BioLife Solutions, Inc. 3303 Monte Villa Pkwy, Suite 310 Bothell, WA 98021	14,656,552 (6)	21.1%
Beskivest Chart LTD Goodmans Bay Center West Bay Street & Sea View Drive Nassau, Bahamas	7,255,026	10.4%
Raymond Cohen (Director) c/o BioLife Solutions, Inc. 3303 Monte Villa Pkwy, Suite 310 Bothell, WA 98021 Andrew Hinson c/o BioLife Solutions, Inc. 3303 Monte Villa Pkwy, Suite 310 Bothell, WA 98021	805,000 (7) 250,000 (8)	1.2% .36%
All officers and directors as a group (six persons)	26,387,225	37.9%

_____________________________________________________________

(1)

Shares of Common Stock subject to options and warrants that are exercisable or will be exercisable are deemed outstanding for computing the number of shares beneficially owned.  The percentage of the outstanding shares includes those currently outstanding, but such options and warrants are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)

Includes 2,500,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan, of which 833,000 shares of Common Stock are attributable to options exercisable within 60 days of March 28, 2008.

(3)

Includes 33,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan, of which 33,000 shares of Common Stock were exercised 3/30/08

(4)

Includes 644,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan and 2,078,910 shares of Common Stock issuable upon the exercise of outstanding warrants, all of which options and warrants are currently exercisable, and 53,600 common shares.

(5)

Includes 500,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan, 1,250,000 shares of Common Stock issuable upon the exercise of outstanding warrants, all of which options and warrants are currently exercisable, and 3,649,163 common shares.

(6)

Includes 250,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan, all of which options are currently exercisable, and 14,406,552 common shares.

(7)

Includes 750,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan, of which 580,000 shares of Common Stock are attributable to options exercisable within 60 days of March 28, 2008, and 55,000 common shares.

(8)

Includes 250,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan, all of which options are currently exercisable.

Securities Authorized for Issuance under Equity Compensation Plan

Plan category	Number of securities to be issued upon exercise of outstanding options (in thousands)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (in thousands)

Equity compensation plans approved by security holders	6,844	$.12	1,176

Equity compensation plans not approved by security holders	4,239	$.46	-

Total	11,083	$.25	1,176

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company.  Mr. Breslow currently owns 53,600 shares of Common Stock of the Company and holds rights to purchase an aggregate of 2,434,910 additional shares pursuant to stock options and warrants issued to him and/or affiliates.  The Company incurred approximately $169,204 in legal fees during the year ended December 31, 2007 for services provided by Breslow & Walker, LLP.  At December 31, 2007, accounts payable includes $32,678 due to Breslow & Walker, LLP.

On March 15, 2004, the Company entered into three-year Research Agreement with Cell Preservation Services, Inc. (“CPSI”) to outsource to CPSI all of the Company’s research that was funded through SBIR grants.  CPSI is owned by John M. Baust, a former employee of BioLife who is also the son of John G. Baust, the Company’s former Chief Executive Officer and President, and more recently, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer.  The Research Agreement established a format pursuant to which CPSI (a) took over the processing of existing applications of SBIR grants applied for by BioLife, (b) applied for additional SBIR grants for future research projects, (c) performed a substantial portion of the principal work to be done, in terms of (i) time spent, and (ii) research, in connection with existing and future projects, and (d) utilized BioLife personnel as consultants with respect to the research.  In conjunction therewith BioLife granted to CPSI a non-exclusive, royalty free license (with no right to sublicense) to use BioLife’s technology soley for the purpose of conducting the research in connection with the projects.  Pursuant to the Research Agreement BioLife provides CPSI with (a) facilities in which to conduct the research including basic research equipment and office equipment, and (b) management services.  On January 8, 2007, the Company sent a written notice to CPSI that the Company has elected not to renew the Research Agreement, which expired on March 14, 2007.  No facilities or management fees were received during 2007.

Effective January 8, 2004, the Company entered into a non-cancelable operating lease for its corporate and manufacturing facilities in Owego, New York that initially expired in February 2007.  During 2006, the lease was extended through February 2008.  The lease required payments of $6,200 per month.  The building is partially owned by John G. Baust, the Company’s former Chief Executive Officer and President, and more recently, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer and John M. Baust, the Company’s former Director, Research and Development.

In February 2007, in order to secure capital necessary to continue its operations, the Company borrowed $750,000 in equal amounts, from Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company, each a non-U.S. Person (as defined in Regulation S of the Securities Act of 1933, as amended) (collectively, the “Investors”).  Each loan was evidenced by a Promissory Note (“February Notes”).  Each February Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), is due and payable in one lump sum on the earlier of (a) the second anniversary of the date of the February Note, (b) an Event of Default (as defined in the February Notes) or (c) sale, merger or change in control of the Company, as defined.  In addition, if the February Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the February Notes) (a “Financing”), then the February Note holder may convert the February Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 85% of the per share or per unit purchase price of the New Equity Securities.

In June 2007, the Company borrowed an additional $1,000,000, in equal amounts, from the Investors.  Each loan was represented by a Promissory Note (“June Note”).  Each June Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), is due and payable in one lump sum on the earlier of (a) June 30, 2008 or (b) an Event of Default (as defined in the June Notes).  In addition, if the June Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the June Notes) (a “Financing”), then the June Note holder may convert the June Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 100% of the per share or per unit purchase price of the New Equity Securities.

In September 2007, the Company borrowed an additional $1,000,000, in equal amounts, from the Investors. Each loan was represented by a Promissory Note (“September Note”).  Each September Note, together with interest accrued thereon at the rate of 7% per annum (collectively, the “Conversion Amount”), is due and payable in one lump sum on the earlier of (a) September 30, 2008 or (b) an Event of Default (as defined in the September Notes).  In addition, if the September Note is outstanding at the time of any bona fide equity financing of the Company of at least $1,000,000 (excluding conversion of the February Notes, June Notes and September Notes) (a “Financing”), then the September Note holder may convert the September Note into that number of shares or units of the equity securities of the Company sold in the Financing (“New Equity Securities”) as is equal to the Conversion Amount divided by 100% of the per share or per unit purchase price of the New Equity Securities.

On January 11, 2008, the Company entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of  the Investors, pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of the existing indebtedness of the Company to the Investor, represented by the February Notes, June Notes and September Notes, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least Two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets.  The Multi-Draw Term Loan Note is secured by a lien on all the assets of the Company.

On August 7, 2007, the Board of Directors of the Company agreed to outsource to Roderick de Greef, a director of the Company, the task of overseeing the Company’s financing activities, internal accounting functions and SEC reporting, and assisting in the search for, and reviewing, strategic alternatives, on a part-time basis (up to 80 hours per month on an as needed basis), effective as of July 1, 2007 (since he was effectively serving the Company in such capacity since such date), on terms to be agreed upon by Mike Rice, the President of the Company, and Mr. de Greef, and approved by the Board.  Subsequent to August 7, 2007, Mr. Rice and Mr. de Greef agreed to the following terms: (1) a fee of $10,000 per month, (2) reimbursement of business expenses, (3) 90 day advance notice of termination by the Company, and (4) the payment of one (1) year’s fees ($120,000) if terminated in connection with a Change of Control transaction.  As used herein the term Change of Control means  (A) there shall be consummated (1) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company’s Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company’s Common Stock immediately prior to the merger have the same proportionate ownership of at least 50% of common stock of the surviving corporation immediately after the merger, or (2) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company; (B) the stockholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; or (C) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 50% or more of the Company’s outstanding Common Stock.  On November 14, 2007, the arrangement was approved by the Board of Directors of the Company.  The Company paid consulting fees of $60,000 for year ended December 31, 2007.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)

The following documents are filed as part of this report:

(1)

Financial Statements

The financial statements filed as part of this report begin on page F-1.

(2)

Exhibits included herein:

See Exhibit Index below filed as part of this report in Form 10-KSB

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aronson & Company acted as the independent auditors for the Company through reporting period March 31, 2007.  Beginning with the reporting period June 30, 2007 the Company retained the services of Peterson Sullivan LLP. The following table sets forth the aggregate fees billed and expected to be billed by, both, Aronson & Company for audit and review services rendered in connection with the financial statements and reports for the year ending December 31, 2006 and quarter ending March 31, 2007, and Peterson Sullivan for audit and review services rendered in connection with the financial statements and reports for the year ending December 31, 2007, and, quarters ending June 30, 2007 and September 31, 2007, on behalf of the Company:

	December 31,
	2007	2006

Audit fees	$87,779	$96,570
Tax fees	2,950	7,250
All other fees	-	-
Total	$90,729	$103,820

The Board of Directors pre-approves all audit and non-audit services to be performed by the Company's independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008

BIOLIFE SOLUTIONS, INC.

By:	/s/ Michael Rice
Michael Rice
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Rice	Director	March 31, 2008
Michael Rice

/s/ Roderick de Greef	Director	March 31, 2008
Roderick de Greef

/s/ Howard S. Breslow	Director	March 31, 2008
Howard S. Breslow

/s/ Thomas Girschweiler	Director	March 31, 2008
Thomas Girschweiler

/s/ Raymond Cohen	Director	March 31, 2008
Raymond Cohen

/s/ Andrew Hinson	Director	March 31, 2008
Andrew Hinson

Index to Exhibits

Exhibit

Number

 Document

 3.1

Certificate of Incorporation, as amended. (1)

3.2

By-Laws, and amendment, dated March 19, 1990, thereto. (1)

 4.1

Specimen of Common Stock Certificate. (1)

10.1

Stock Option Plan, dated July 7, 1988, and amendment, dated July 19, 1989. (1)

10.2

1998 Stock Option Plan (2)

10.3

Employment Agreement dated July 26, 2006 between the Company and Michael Rice (3) ^

10.4

Amendment to Employment Agreement dated February 7, 2007 between the Company and Michael Rice (4) *^

10.5

Employment Agreement dated October 17, 2006 between the Company and Mathew Snyder (3) *^

10.6

Employment Agreement dated July 26, 2006 between the Company and John G. Baust (5) *^

10.7

Severance Agreement dated December 4, 2007 between the Company and Mathew Snyder (6) *^

10.8

Research Agreement dated March 15, 2004 between the Company and CPSI (7)

10.9

Note Purchase Agreement dated February 12, 2007 between the Company and Thomas Girschweiler (8)*

10.10

Promissory Note dated February 12, 2007 issued by the Company to Thomas Girschweiler (8)*

10.11

Note Purchase Agreement dated February 13, 2007 between the Company and Walter Villiger (8)*

10.12

Promissory Note dated February 13, 2007 issued by the Company to Walter Villiger (8)*

10.13

Note Purchase Agreement dated September 4, 2007 between the Company and Thomas Girschweiler (10)*

10.14

Promissory Note dated September 4, 2007 issued by the Company to Thomas Girschweiler (10)*

10.15

Note Purchase Agreement dated September 4, 2007 between the Company and Walter Villiger (10)*

10.16

Promissory Note dated September 4, 2007 issued by the Company to Walter Villiger (10)*

10.17

Secured Convertible Multi-Draw Term Loan Facility Agreement dated January 11, 2008, between the Company and Thomas Girschweiler (11)*

10.18

Secured Convertible Multi-Draw Term Loan Facility Agreement dated January 11, 2008, between the Company and Walter Villiger (11)*

10.19

Manufacturing Service Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (12)*

10.24

Storage Services Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (12)*

10.25

Order Fulfillment Services Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (12)*

10.26

Lease Agreement dated August 1, 2007 for facility space 3303 Monte Villa Parkway, Bothell, WA 98021*

10.27

Consulting Agreement dated August 7, 2007 between the Company and Roderick de Greef (13)*

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

(3)

Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

(4)

Incorporated by reference to the Company’s current report on Form 8-K filed February 12, 2007.

(5)

Incorporated by reference to the Company’s current report on Form 8-K filed July 28, 2006.

(6)

Incorporated by reference to the Company’s current report on Form 8-K filed December 5, 2007.

(7)

Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

(8)

Incorporated by reference to the Company’s current report on Form 8-K filed February 15, 2007.

(9)

Incorporated by reference to the Company’s current report on Form 8-K filed September 6, 2007.

(10)

Incorporated by reference to the Company’s current report on Form 8-K filed January 14, 2008.

(11)

Incorporated by reference to the Company’s current report on Form 8-K filed October 30, 2007.

(12)

Incorporated by reference to the Company’s current report on Form 8-K filed November 19, 2007.

* Filed herewith

^ Compensatory plan or arrangement