Form 10-Q
period 2008-03-31
BIOLIFE SOLUTIONS INC
filed 2008-05-13
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number 0-18170

BioLife Solutions, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3076866
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

3303 Monte Villa Parkway, Suite 310

Bothell, WA 98021

(Address of Principal Executive Offices, Including Zip Code)

(425) 402-1400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer	☐	Accelerated Filer ☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 69,639,854 shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2008.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I. FINANCIAL INFORMAION

Item 1.

Financial Statements

3

Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007

3

Statements Of Operations (unaudited) for the three-month periods ended
March 31, 2008 and 2007

4

Statements Of Cash Flows (unaudited) for the three month periods ended
March 31, 2008 and 2007

5

Notes To Financial Statements (unaudited)

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

9

Item 4.

Controls and Procedures

12

PART II. OTHER INFORMAION

Item 6.

Exhibits

13

SIGNATURES

14

PART I. FINANCIAL INFORMATION

 Item 1.

Financial Statements

BIOLIFE SOLUTIONS, INC.

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$136,182	$56,497
Accounts receivable, trade, net of allowance for doubtful accounts
of $3,000 and $5,000 at March 31, 2008 and December 31, 2007, respectively	214,751	300,505
Inventories	97,047	99,062
Prepaid expenses	285,068	113,514
Other current assets	10,000	—
Total current assets	743,048	569,578

Property and equipment
Leasehold improvements	—	42,448
Furniture and computer equipment	85,387	93,425
Manufacturing and other equipment	177,827	180,197
Subtotal	263,214	316,070
Less: Accumulated depreciation and amortization	(151,735)	(203,380)
Net property and equipment	111,479	112,690

Deferred financing costs, net	—	43,750

Total assets	$854,527	$726,018

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$284,014	$97,138
Accrued expenses	150,208	233,012
Accrued interest, related parties	—	107,325
Deferred revenue	7,083	8,333
Total current liabilities	441,305	445,808

Long term liabilities
Promissory notes payable, related parties	3,463,127	2,750,000
Accrued interest, related parties	39,617	—
Total liabilities	3,944,049	3,195,808

Commitments and Contingencies
Stockholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000
shares authorized, 69,639,854 and 69,606,520 shares issued and outstanding at March 31, 2008 and December 31, 2007	69,640	69,607
Additional paid-in capital	42,154,117	42,128,356
Accumulated deficit	(45,313,279)	(44,667,753)
Total stockholders' equity (deficiency)	(3,089,522)	(2,469,790)
Total liabilities and stockholders' equity (deficiency)	$854,527	$726,018

See accompanying notes.

BIOLIFE SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-Month Period Ended March 31,
	2008	2007
Revenue
Product sales	$306,384	$207,488
Licensing revenue	11,250	—
Total revenue	317,634	207,488
Cost of product sales	158,402	101,520
Gross margin	159,232	105,968

Operating expenses
Research and development	111,302	37,557
Sales and marketing	96,086	150,631
General and administrative	512,458	500,050
Total operating expenses	719,846	688,238

Operating loss	(560,614)	(582,270)

Other income (expenses)
Interest income	4,255	2,368
Other income	—	1,000
Interest expense	(45,418)	(9,503)
Amortization of deferred financing costs	(43,750)	(3,125)
Total other income (expenses)	(84,913)	(9,260)

Net Loss	$(645,527)	$(591,530)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,606,520	69,013,928

See accompanying notes.

BIOLIFE SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three-Month Period Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(645,527)	$(591,530)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,864	5,691
Amortization of deferred financing costs	43,750	3,125
Share-based compensation expense	23,461	24,521
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	85,754	(50,307)
Inventories	2,015	28,938
Prepaid expenses and other current assets	(181,555)	(67,254)
Increase (Decrease) in
Accounts payable	186,876	96,925
Accrued expenses	(82,801)	22,490
Accrued interest, related parties	45,418	—
Deferred revenue	(1,250)	—
Net cash used in operating activities	(516,995)	(527,401)

Cash flows from investing activity
Purchase of property and equipment	(5,653)	(52,661)

Cash flows from financing activities
Decrease in restricted cash	—	190,837
Proceeds from promissory notes payable, related parties	600,000	750,000
Principal payments on note payable	—	(197,477)
Proceeds from exercise of options	2,333	—
Collection of stock subscriptions receivable	—	6,705
Net cash provided by financing activities	602,333	750,065

Net increase in cash and cash equivalents	79,685	170,003

Cash and cash equivalents - beginning of period	56,497	118,674

Cash and cash equivalents - end of period	$136,182	$288,677

Non-cash items:

Transfer of accrued interest, related parties, to promissory notes payable, related parties	$113,127	$—

Stock issued in consideration for financing fees related to promissory notes payable, related parties	$—	$75,000

See accompanying notes.

BIOLIFE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.

Nature of the Business

Derived from BioLife Solutions, Inc. ("BioLife” or the “Company”) in depth know-how and understanding of the cellular molecular response to cold temperature and methods to mitigate related harmful effects, BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary, bio-packaging and preservation technology, and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practices of cell and gene therapy, cord blood banking, organ transplantation, toxicity testing, and drug discovery has created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation, storage and following preservation. The Company believes that the HypoThermosol® and CryoStor™ products it is selling today are a significant step forward in meeting these needs. The Company’s line of serum free and protein free preservation solutions are fully defined and formulated to reduce or prevent preservation-induced, delayed-onset cell damage and death. BioLife’s platform enabling technology provides academic and clinical researchers significant improvement in post-thaw cell, tissue, and organ viability and function.

2.

Financial Condition

In January 2008 the Company entered into a Secured Convertible Multi-Draw Term Loan Note with two of its investors. The Company believes that continued and full access to the Multi-Draw Term Loan Note, in combination with cash generated from operations, will provide sufficient funds through December 31, 2008. However, should the Company’s internal revenue forecasts fail to be achieved, if it makes a decision to increase its capital expenditures, if its cost of goods and operating expense projections are exceeded, if it realizes an adverse outcome resulting from the current litigation, or if the ability to draw on the Multi-Draw Term Loan Note is restricted or terminated, the Company will require additional capital in the immediate short term. Although the Investors who have provided the Multi-Draw Term Loan Note have historically demonstrated a willingness to provide additional capital to the Company, there is no assurance they will continue to do so in the future, or, if they chose to do so, under what terms. If the Investors become unwilling to provide additional funds through the Multi-Draw Term Loan Note, the Company will need to find immediate additional sources of capital and there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations.

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

3.

Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements have been prepared by the Company, according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements included on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC).

BIOLIFE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.

Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain prior period amounts in the financial statements have been reclassified to conform to current period presentation. There has been no impact on previously reported net loss or shareholders’ equity.

4.

Inventories

Inventories consist of $70,162 and $89,242 of finished product, and $26,885 and $9,820 of manufacturing materials at March 31, 2008, and December 31, 2007, respectively.

5.

Share-based Compensation

At March 31, 2008 and December 31, 2007, the Company had one active share-based compensation plan, the 1998 Stock Option Plan, which is described more fully in Note 6 of the Company’s Financial Statements included in its 2007 Form 10-KSB. Under Statement of Financial Accounting Standard SFAS 123R, the Company recorded stock compensation expense of $23,461 and $24,521 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the Company had approximately $166,000 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this compensation expense over a weighted average period of approximately three years.

The Company uses the Black-Scholes options-pricing model (Black-Scholes model) to value share-based employee and non-employee director stock option awards. The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Statements of Operations. Among these are expected term of options, estimated forfeitures, expected volatility of the Company’s stock price, expected dividends and risk-free interest rate.

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions:

	Three-Month Period Ended March 31,
	2008	2007
Risk free interest rate	2.7%	4.7%
Dividend yield	0.0%	0.0%
Expected term (in years)	7	6.1
Volatility	74%	74%

BIOLIFE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.

Share-based Compensation (Continued)

A summary of the Company’s stock option activity and related information for the quarter ended March 31, 2008 is as follows:

	Shares	Wgtd. Avg. Exercise Price
Outstanding at December 31, 2007	6,844,000	$0.12
Granted	450,000	0.05
Exercised	(33,334)	0.07
Forfeited	(66,666)	0.07
Outstanding at March 31, 2008	7,194,000	$0.12

Outstanding options vested and exercisable at March 31, 2008	3,499,000	$0.16

The weighted average grant-date fair value of option awards granted was $.04 and $.06 per share during the three months ended March 31, 2008 and 2007, respectively.

The total intrinsic value of options exercised, determined as of the date of exercise, during the quarter ended March 31, 2008 was $334.

Exercise prices for options outstanding at March 31, 2008 are as follows:

Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.05-$0.07	2,050,000	9.11	$0.06
$0.08-$0.09	4,145,000	8.75	$0.08
$0.10-$1.25	999,000	6.76	$0.36
	7,194,000	8.34	$0.12

6.

Net Loss per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the periods ending March 31, 2008 and 2007 as the effect would be anti-dilutive. Common stock equivalents include stock options, warrants, and convertible debt.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on its current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting it will be those that the Company anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Management’s discussion and analysis provides additional insight into BioLife Solutions, Inc. and is provided as a supplement to, and should be read in conjunction with, its annual report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

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

Critical Accounting Policies and Significant Judgments and Estimates

The Company management’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported revenues and expenses during the reporting periods presented. On an ongoing basis, it evaluates estimates, including those related to share-based compensation and expense accruals. The Company bases its estimates on historical experience and on other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. The Company’s critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Estimates” under Item 6 in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.

Results of Operations

Three-month Periods Ended March 31, 2008 and 2007

Revenue

Product sales for the quarter ended March 31, 2008 increased $98,896, or 48%, to $306,384, compared to $207,488 for the quarter ended March 31, 2007. The increase in revenue was primarily due to higher product sales to existing customers and the acquisition of new customers in the cell therapy and cord blood markets. Additionally, the Company had revenue in 2008 of $11,250 related to three license agreements.

Cost of product sales

Cost of product sales for the quarter ended March 31, 2008 increased by $56,882, or 56%, to $158,402, compared to $101,520 for the quarter ended March 31, 2007, resulting in a gross margin as a percentage of revenue of 50% as compared to 51% for the same period in 2007. The increase in cost of product sales was attributable to higher revenue levels when compared to the prior period.

Research and development expenses

Expenses relating to research and development for the quarter ended March 31, 2008 increased $73,745, or 196%, to $111,302, compared to $37,557 for the quarter ended March 31, 2007. This increase was due to an increase in headcount costs of approximately $54,000, increased travel expense of approximately $15,000 and an increase in intellectual property related legal expenses of approximately $18,000.

Sales and marketing expenses

For the quarter ended March 31, 2008, sales and marketing expenses decreased $54,545, or 36%, to $96,086, compared to $150,631 for the quarter ended March 31, 2007. The decrease is primarily due to lower compensation and benefits expense of approximately $45,000, and a decrease of approximately $39,000 in travel and related expenses, both of which are associated with lower headcount. These decreases were partially offset by an increase of approximately $34,000 in trade show expenses.

General and administrative expenses

For the quarter ended March 31, 2008, general and administrative expenses increased $12,408, or 2%, to $512,458, compared to $500,050 for the quarter ended March 31, 2007. The significant changes were due to an increase of approximately $32,000 in legal fees as the result of litigation filed by and against the Company. This increase was offset by lower accounting fees of $26,000, lower compensation expenses of $10,000 and lower travel and related expenses of $14,000.

Interest expense

Interest expense increased to $45,418 for the three months ended March 31, 2008 from $9,503 for the three months ended March 31, 2007. The increase in 2008 is primarily due to a higher average debt balance.

Operating expenses and net loss

For the quarter ended March 31, 2008, operating expenses increased $31,608, or 5%, to $719,846, compared to $688,238 for the quarter ended March 31, 2007. The Company reported a net loss of ($645,527) for the quarter ended March 31, 2008, compared to a net loss of ($591,530) for the quarter ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, the Company had $136,182 in cash and cash equivalents. To date, the Company has financed its operations primarily through proceeds from debt instruments including the Secured Convertible Multi-draw Term Loan Facility described in detail below.

On January 11, 2008, the Company entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of the Investors, pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of the existing indebtedness of the Company to the Investor, represented by the 2007 Notes, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets. The Multi-Draw Term Loan Note is secured by a lien on all the assets of the Company.

Net Cash Used in Operating Activities

For the three month period ended March 31, 2008, net cash used in operating activities was $(516,995) as compared to net cash used in operating activities of $(527,401) for the three month period ended March 31, 2007.

Net Cash Provided by Investing Activities

Net cash used in investing activities consist of purchases of property and equipment. For the three month period ended March 31, 2008, the aggregate investment in property and equipment was $(5,653), compared to $(52,661) for the three month period ended March 31, 2007.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $602,333 for the three month period ended March 31, 2008, which resulted primarily from the draws taken on the Multi-Draw Term Loan Note due to two shareholders. Net cash provided by financing activities totaled $750,065 for the period ended March 31, 2007 resulting from the issuance of promissory notes.

Operating Capital and Capital Expenditure Requirements

The Company believes that continued and full access to the Multi-Draw Term Loan Note, in combination with cash generated from operations, will provide sufficient funds through December 31, 2008. However, should the Company’s internal revenue forecasts fail to be achieved, if it makes a decision to increase its capital expenditures, if its cost of goods and operating expense projections are exceeded, if it realizes an adverse outcome resulting from the current litigation, or if the ability to draw on the Multi-Draw Term Loan Note is restricted or terminated, the Company will require additional capital in the immediate short term. Although the Investors who have provided the Multi-Draw Term Loan Note have historically demonstrated a willingness to provide additional capital to the Company, there is no assurance they will continue to do so in the future, or, if they chose to do so, under what terms. If the Investors become unwilling to provide additional funds through the Multi-Draw Term Loan Note, the Company will need to find immediate additional sources of capital and there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations.

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

Contractual Obligations

The Company did not enter into any significant contractual obligations during the three months ended March 31, 2008. It had no significant contractual obligations not fully recorded on our Balance Sheets or fully disclosed in the Notes to our Financial Statements in Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission. The Company did not have any off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

 Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information required to disclose in the reports that are filed with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by its management, with the participation of the Company’s Chief Executive/Chief Financial Officer, the Chief Executive/Chief Financial Officer believe that these controls and procedures are effective to ensure that it is able to collect, process and disclose the information required to disclose in the reports that are filed with the SEC within the required time periods.

There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6.

Exhibits

See accompanying Index to Exhibits included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Dated: May 13, 2008	/s/ MICHAEL RICE
Michael Rice
President and Chief Executive Officer
(Principal Executive and Financial Officer)

BIOLIFE SOLUTIONS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002