Form 10-Q
period 2008-06-30
BIOLIFE SOLUTIONS INC
filed 2008-08-13
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number 0-18170

———————

BioLife Solutions, Inc.

(Exact Name of Registrant as Specified in Its Charter)

———————

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

The registrant had 69,639,854 shares of Common Stock, $0.001 par value per share, outstanding as of July 31, 2008.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

PAGE

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007

3

Statements of Operations (unaudited) for the three-and six-month periods ended June 30, 2008 and 2007

4

Statements of Cash Flows (unaudited) for the six-month periods ended
June 30, 2008 and 2007

5

Notes to Financial Statements (unaudited)

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 4.

Controls and Procedures

13

PART II. OTHER INFORMATION

Item 6.

Exhibits

14

SIGNATURES

15

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

BioLife Solutions, Inc.

Balance Sheets

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$87,715	$56,497
Accounts receivable, trade, net of allowance for doubtful accounts of $3,000 and $5,000 at June 30, 2008 and December 31, 2007, respectively	228,931	300,505
Inventories	121,655	99,062
Prepaid expenses	292,440	113,514
Other current assets	14,167	—
Total current assets	744,908	569,578

Property and equipment
Leasehold improvements	—	42,448
Furniture and computer equipment	96,462	93,425
Manufacturing and other equipment	183,887	180,197
Subtotal	280,349	316,070
Less: Accumulated depreciation and amortization	(174,532)	(203,380)
Net property and equipment	105,817	112,690

Deferred financing costs, net	—	43,750

Total assets	$850,725	$726,018

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$362,567	$97,138
Accrued expenses	144,950	233,012
Accrued interest, related parties	—	107,325
Deferred revenue	—	8,333
Total current liabilities	507,517	445,808

Long term liabilities
Promissory notes payable, related parties	3,963,127	2,750,000
Accrued interest, related parties	118,399	—

Total liabilities	4,589,043	3,195,808

Commitments and Contingencies

Stockholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized, 69,639,854 and 69,606,520 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	69,640	69,607
Additional paid-in capital	42,167,816	42,128,356
Accumulated deficit	(45,975,774)	(44,667,753)

Total stockholders' equity (deficiency)	(3,738,318)	(2,469,790)

Total liabilities and stockholders' equity (deficiency)	$850,725	$726,018

See accompanying notes.

BioLife Solutions, Inc.

Statements of Operations

(unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2008	2007	2008	2007
Revenue
Product sales	$266,713	$201,850	$573,096	$409,338
Licensing revenue	11,250	1,667	22,500	1,667
Total revenue	277,963	203,517	595,596	411,005

Cost of product sales	227,361	74,837	385,762	176,357

Gross margin	50,602	128,680	209,834	234,648

Operating expenses
Research and development	103,377	158,186	214,679	195,743
Sales and marketing	76,415	223,387	172,501	374,018
General and administrative	465,502	474,932	977,959	974,982
Total operating expenses	645,294	856,505	1,365,139	1,544,743

Operating loss	(594,692)	(727,825)	(1,155,305)	(1,310,095)

Other income (expenses)
Interest income	485	1,623	4,740	3,991
Other income	10,495	400	10,495	1,400
Interest expense	(78,782)	(17,552)	(124,200)	(27,055)
Amortization of deferred financing costs	—	(9,375)	(43,750)	(12,500)
Total other income (expenses)	(67,802)	(24,904)	(152,715)	(34,164)

Net Loss	$(662,494)	$(752,729)	$(1,308,020)	$(1,344,259)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,639,854	69,606,520	69,639,854	69,311,861

See accompanying notes.

BioLife Solutions, Inc.

Statements of Cash Flows

(unaudited)

	Six-Month Period Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(1,308,020)	$(1,344,259)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	13,594	14,097
Amortization of deferred financing costs	43,750	12,500
Share-based compensation expense	37,160	51,317
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	71,574	(75,725)
Inventories	(22,593)	57,585
Prepaid expenses and other current assets	(193,088)	(89,228)
Increase (Decrease) in
Accounts payable	265,429	179,892
Accrued expenses	(88,062)	62,078
Accrued interest, related parties	124,200	22,942
Deferred revenue	(8,333)	8,333
Net cash used in operating activities	(1,064,389)	(1,100,468)

Cash flows from investing activity
Purchase of property and equipment	(6,726)	(61,497)
Net cash used in investing activity	(6,726)	(61,497)

Cash flows from financing activities
Decrease in restricted cash	—	190,837
Proceeds from promissory notes payable, related parties	1,100,000	1,750,000
Principal payments on note payable	—	(197,477)
Proceeds from exercise of options	2,333	—
Collection of stock subscriptions receivable	—	7,005
Net cash provided by financing activities	1,102,333	1,750,365

Net increase in cash and cash equivalents	31,218	588,400

Cash and cash equivalents - beginning of period	56,497	118,674

Cash and cash equivalents - end of period	$87,715	$707,074

Non-cash items:

Transfer of accrued interest to promissory notes payable	$113,127	$—

Stock issued in consideration for financing fees related to Promissory notes payable	$—	$75,000

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

2.

Financial Condition

On January 11, 2008, the Company entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of Thomas Girschweiler and Walter Villiger (the “Investors”), pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of then existing indebtedness of the Company to the Investor and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a then current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets. As of June 30, 2008, the Company, contingent on the approval of the Investors, could access an additional $1,036,873 in capital under both of the Multi-Draw Term Loan Facility Agreements. On July 21, 2008, the Company received an additional $500,000 in total from the Investors pursuant to the Multi-Draw Term Loan Facility.

The Company believes that continued access to the Multi-Draw Term Loan Note, in combination with cash generated from operations, will provide sufficient funds through December 31, 2008. However, the Company will require additional capital in the immediate short term should the Company’s ability to draw on the Multi-Draw Term Loan Note be restricted or terminated. Other factors that would negatively impact the Company’s ability to finance its operations include (i) significant reductions in revenue (ii) increased capital expenditures (iii) significant increases in cost of goods and operating expenses or; (iv) an adverse outcome resulting from the current litigation. The Company expects that it will need additional capital to reach a sustainable level of positive cash flow, and is in discussions with the Investors to provide additional financing through an increase in the Multi-Draw Term loan or through some other financing instrument. Although the Investors who have provided the Multi-Draw Term Loan Note have historically demonstrated a willingness to provide additional capital to the Company, there is no assurance they will continue to do so in the future, or, if they chose to do so, under what terms. If the Investors were to become unwilling to provide additional funds through the Multi-Draw Term Loan Note, the Company will need to find immediate additional sources of capital and there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations.

BioLife Solutions, Inc.

Notes to Financial Statements (Continued)

(unaudited)

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

Recent Accounting Pronouncements

In May 2008, the FASB issued FASB FSP Accounting Principles Board (“APB”) (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Though the Company does not believe FSP APB 14-1 will have an effect on its current financial position, the Company is currently evaluating the requirements of FSP APB 14-1 with respect to its recent convertible debt financing (see Note 2 above) and have not yet determined the impact on the Company’s financial statements.

4.

Inventories

Inventories consist of $104,546 and $89,242 of finished product, and $17,109 and $9,820 of manufacturing materials at June 30, 2008, and December 31, 2007, respectively.

5.

Share-based Compensation

At June 30, 2008 and December 31, 2007, the Company had one active share-based compensation plan, the 1998 Stock Option Plan, which is described more fully in Note 6 of the Company’s Financial Statements included in its 2007 Form 10-KSB. Under Statement of Financial Accounting Standard SFAS 123R, the Company recorded stock compensation expense of $13,699 and $26,796 for the three months ended June 30, 2008 and 2007, respectively. For the six month periods ended June 30, 2008 and 2007 the company recorded stock compensation expense of $37,160 and $51,317, respectively.

BioLife Solutions, Inc.

Notes to Financial Statements (Continued)

(unaudited)

As of June 30, 2008, the Company had approximately $136,000 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this compensation expense over a weighted average period of approximately three years.

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

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the

Black-Scholes model using the following weighted average assumptions:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2008	2007	2008	2007
Risk free interest rate	—	4.50%	2.67%	4.74%
Dividend yield	—	0.0%	0.0%	0.0%
Expected term (in years)	—	7	7	6.1
Volatility	—	68.55%	73.74%	73.95%

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2008 is as follows:

	Shares	Wgtd. Avg. Exercise Price
Outstanding at December 31, 2007	6,844,000	$0.12
Granted	450,000	0.05
Exercised	(33,334)	0.07
Forfeited	(66,666)	0.07
Outstanding at June 30, 2008	7,194,000	$0.12

Outstanding options vested and exercisable at June 30, 2008	3,668,999	$0.15

The weighted average grant-date fair value of option awards granted was $.08 per share during the three months ended June 30, 2007. There were no option awards granted during the three months ended June 30, 2008. The weighted average grant-date fair value of option awards granted was $.04 and $.06 per share during the six months ended June 30, 2008 and 2007, respectively.

The total intrinsic value of options exercised, determined as of the date of exercise, during the six-month period ended June 30, 2008 was $334.

Exercise prices for options outstanding at June 30, 2008 are as follows:

Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.05-$0.07	2,050,000	8.44	$0.07
$0.08-$0.09	4,145,000	8.30	$0.08
$0.10-$1.25	999,000	6.51	$0.36
	7,194,000	8.09	$0.12

BioLife Solutions, Inc.

Notes to Financial Statements (Continued)

(unaudited)

6.

Net Loss per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the periods ending June 30, 2008 and 2007 as the effect would be anti-dilutive. Common stock equivalents include stock options, warrants, and convertible debt.

7.

Related Party Transactions

The Company incurred $63,642 and $119,094 in legal fees during the six months ended June 30, 2008 and 2007, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner.  Pursuant to a consulting agreement disclosed on the Company’s 8-K filing dated November 19, 2007, the Company incurred $60,000 in consulting fees during the six months ended June 30, 2008, (none for the six months ended June 30, 2007) for services provided by a director and stockholder of the Company.

Included in accounts payable and accrued expenses is $66,270 and $32,678 due to related parties for services rendered as of June 30, 2008 and December 31, 2007, respectively.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q is based on its current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting it will be those that the Company anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Management’s discussion and analysis provides additional insight into BioLife Solutions, Inc. and is provided as a supplement to, and should be read in conjunction with, its annual report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

Derived from the Company’s in depth know-how and understanding of the cellular molecular response to cold temperature and methods to mitigate related harmful effects, BioLife has pioneered the next generation of preservation solutions designed to maintain the viability and health of cellular matter and tissues during freezing, transportation and storage. Based on the Company's proprietary, bio-packaging and preservation technology, and a patented understanding of the mechanism of cellular damage and death, these products enable the biotechnology and medical community to address a growing problem that exists today. The expanding practices of cell and gene therapy, cord blood banking, organ transplantation, toxicity testing, and drug discovery have created a need for products that ensure the biological viability of mammalian cell and tissue material during transportation, storage and following preservation. The Company believes that the HypoThermosol® and CryoStor™ products it is selling today are a significant step forward in meeting these needs.

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

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported revenues and expenses during the reporting periods presented. On an ongoing basis, it evaluates estimates, including those related to share-based compensation and expense accruals. The Company bases its estimates on historical experience and on other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. The Company’s critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Estimates” under Item 6 in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.

Results of Operations

Three- and Six-Month Periods Ended June 30, 2008 compared to the Three- and Six-Month Periods Ended June 30, 2007

Revenue

Product sales for the three months ended June 30, 2008 increased $64,863, or 32%, to $266,713, compared to $201,850 for the three months ended June 30, 2007. Product sales for the six months ended June 30, 2008 increased $163,758, or 40%, to $573,096, compared to $409,338 for the six months ended June 30, 2007. This increase in revenue was primarily due to higher product sales to existing customers and the acquisition of new customers in the cell therapy and cord blood markets. Additionally, the Company had revenue for the six months ended June 30, 2008 of $22,500, compared to $1,667 for the six months ended June 30, 2007 related to three license agreements. Although product sales increased in the three months ended June 30, 2008 compared to the same period last year, the Company did experience some delays in the delivery of product from its contract manufacturing organization (“CMO”) which resulted in back orders at the end of the period. The Company is working with its CMO in order to minimize any future delays in product delivery.

Cost of product sales

Cost of product sales for the three months ended June 30, 2008 increased by $152,524, or 204%, to $227,361, compared to $74,837 for the three months ended June 30, 2007, resulting in a gross margin as a percentage of revenue of 18% as compared to 63% for the same period in 2007.  Cost of product sales for the six months ended June 30, 2008 increased by $209,405, or 119%, to $385,762, compared to $176,357 for the six months ended June 30, 2007, resulting in a gross margin as a percentage of revenue of 35% as compared to 57% for the same period in 2007. The increase in cost of product sales is primarily attributable to the higher production costs at the company’s CMO compared to the prior periods. The Company is currently exploring ways in which it can reduce its cost of product sales, however, it expects that cost of product sales will remain at or near current levels for the next several quarters.

Research and development expenses

Expenses relating to research and development for the three months ended June 30, 2008 decreased $54,809, or 35%, to $103,377, compared to $158,186 for the three months ended June 30, 2007. The decrease was primarily due to a decrease in legal expenses of approximately $59,000, decrease costs in contracted research projects of approximately $17,000, and a decrease in travel related expenses of approximately $15,000, offset by an increase in headcount costs of $32,000.

For the six months ended June 30, 2008 research and development expenses increased $18,936, or 10%, to $214,679, compared to $195,743 for the six months ended June 30, 2007. The increase was due to year over year increase in IP related legal expenses and an increase in headcount costs.

Sales and marketing expenses

For the three months ended June 30, 2008, sales and marketing expenses decreased $146,972, or 66%, to $76,415, compared to $223,387 for the three months ended June 30, 2007. The decrease is primarily due to lower compensation and benefits expense of approximately $44,000, a decrease of approximately $24,000 in travel and related expenses, decrease of approximately $23,000 in consultant fees, and a decrease in trade show expenses of approximately $37,000, all of which are associated with lower headcount in sales and marketing.

For the six months ended June 30, 2008, sales and marketing expenses decreased $201,517, or 54%, to $172,501, compared to $374,018 for the six months ended June 30, 2007. The decrease is due to lower headcount and travel related costs.

General and administrative expenses

For the three months ended June 30, 2008, general and administrative expenses decreased $9,430, or 2%, to $465,502, compared to $474,932 for the three months ended June 30, 2007. The decrease is primarily due to lower legal and professional fees of approximately $40,000, offset by an increase in consulting fees of approximately $16,000, and in compensation and benefit costs of approximately $26,000 due to an increase in consulting services and increased headcount.

For the six months ended June 30, 2008, general and administrative expenses increased $2,977, or 0.3%, to $977,959, compared to $974,982 for the six months ended June 30, 2007. The increase is due to higher consulting and headcount related expenses.

Interest expense

Interest expense increased to $78,782 for the three months ended June 30, 2008 from $17,552 for the three months ended June 30, 2007. The increase is due to a higher average debt balance.

For the six months ended June 30, 2008, interest expense increased to $124,200, compared to $27,055 for the same period ended June 30, 2007. The increase is due to a higher average debt balance.

Operating expenses and net loss

For the three months ended June 30, 2008, operating expenses (excluding product costs) decreased $211,211, or 25%, to $645,294, compared to $856,505 for the three months ended June 30, 2007. The Company reported a net loss of ($662,494) for the three months ended June 30, 2008, compared to a net loss of ($752,729) for the three months ended June 30, 2007.

For the six months ended June 30, 2008, operating expenses (excluding product costs) decreased $179,604, or 12%, to $1,365,139, compared to $1,544,743 for the six months ended June 30, 2007. The Company reported a net loss of ($1,308,020) for the six months ended June 30, 2008, compared to the net loss of ($1,344,259) for the six months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, the Company had $87,715 in cash and cash equivalents. To date, the Company has financed its operations primarily through proceeds from debt instruments including the Secured Convertible Multi-draw Term Loan Facility described in detail below.

On January 11, 2008, the Company entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of Thomas Girschweiler and Walter Villiger (the “Investors”), pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of then existing indebtedness of the Company to the Investor and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a then current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets. As of June 30, 2008, the Company, contingent on the approval of the Investors, could access an additional $1,036,873 in capital under the Multi-Draw Term Loan Facility Agreement. On July 21, 2008, the Company received an additional $500,000 from the Investors pursuant to the Multi-Draw Term Loan Facility.

Net Cash Used in Operating Activities

For the six month period ended June 30, 2008, net cash used in operating activities was $(1,064,389) as compared to net cash used in operating activities of $(1,100,468) for the six month period ended June 30, 2007.

Net Cash Provided by Investing Activities

Net cash used in investing activities consist of purchases of property and equipment. For the six month period ended June 30, 2008, the aggregate investment in property and equipment was $(6,726), compared to $(61,497) for the six month period ended June 30, 2007.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $1,102,333 for the six month period ended June 30, 2008, which resulted primarily from the draws taken on the Multi-Draw Term Loan Note due to two shareholders. Net cash provided by financing activities totaled $1,750,365 for the six month period ended June 30, 2007 resulting from the issuance of promissory notes.

Operating Capital and Capital Expenditure Requirements

The Company believes that continued access to the Multi-Draw Term Loan Note, in combination with cash generated from operations, will provide sufficient funds through December 31, 2008. However, the Company will require additional capital in the immediate short term should the Company’s ability to draw on the Multi-Draw Term Loan Note be restricted or terminated. Other factors that would negatively impact the Company’s ability to finance its operations include (i) significant reductions in revenue (ii) increased capital expenditures (iii) significant increases in cost of goods and operating expenses or; (iv) an adverse outcome resulting from the current litigation. The Company expects that it will need additional capital to reach a sustainable level of positive cash flow, and is in discussions with the Investors to provide additional financing through an increase in the Multi-Draw Term loan or through some other financing instrument. Although the Investors who have provided the Multi-Draw Term

Loan Note have historically demonstrated a willingness to provide additional capital to the Company, there is no assurance they will continue to do so in the future, or, if they chose to do so, under what terms. If the Investors were to become unwilling to provide additional funds through the Multi-Draw Term Loan Note, the Company will need to find immediate additional sources of capital and there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations.

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

Contractual Obligations

The Company did not enter into any significant contractual obligations during the six month period ended June 30, 2008. It had no significant contractual obligations not fully recorded on our Balance Sheets or fully disclosed in the Notes to our Financial Statements in Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission. The Company did not have any off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

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

There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: August 12, 2008	By:	/s/ Michael Rice
Michael Rice
President and Chief Executive Officer
(Principal Executive and Financial Officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002