Form 10-Q
period 2008-09-30
BIOLIFE SOLUTIONS INC
filed 2008-11-10
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 0-18170

———————

BioLife Solutions, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	94-3076866
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3303 Monte Villa Parkway, Suite 310, Bothell, WA  98021

(Address of Principal Executive Office) (Zip Code)

(425) 402-1400

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant had 69,639,854 shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2008.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

3

Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007

3

Statements of Operations (unaudited) for the three- and nine-month periods ended
September 30, 2008 and 2007

4

Statements of Cash Flows (unaudited) for the three- and nine-month periods ended
September 30, 2008 and 2007

5

Notes to Financial Statements (unaudited)

6

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 4.       Controls and Procedures

14

PART II.

OTHER INFORMATION

Item 6.       Exhibits

15

SIGNATURES

16

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

BioLife Solutions, Inc.

Balance Sheets
(unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$85,070	$56,497
Accounts receivable, trade, net of allowance for doubtful accounts of $5,000 at both September 30, 2008 and December 31, 2007	362,145	300,505
Inventories	587,726	99,062
Prepaid expenses	133,257	113,514
Total current assets	1,168,198	569,578

Property and equipment
Leasehold improvements	––	42,448
Furniture and computer equipment	105,418	93,425
Manufacturing and other equipment	210,558	180,197
Subtotal	315,976	316,070
Less: Accumulated depreciation and amortization	(181,582)	(203,380)
Net property and equipment	134,394	112,690
Deferred financing costs, net	––	43,750

Total assets	$1,302,592	$726,018

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$654,625	$97,138
Accrued expenses	265,879	233,012
Accrued interest, related parties	––	107,325
Deferred revenue	109,583	8,333
Total current liabilities	1,030,087	445,808

Long term liabilities
Promissory notes payable, related parties	4,463,127	2,750,000
Accrued interest, related parties	193,778	––
Total liabilities	5,686,992	3,195,808

Commitments and Contingencies

Stockholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000
shares authorized, 69,639,854 and 69,606,520 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	69,640	69,607
Additional paid-in capital	42,184,559	42,128,356
Accumulated deficit	(46,638,599)	(44,667,753)

Total stockholders' equity (deficiency)	(4,384,400)	(2,469,790)

Total liabilities and stockholders' equity (deficiency)	$1,302,592	$726,018

See accompanying notes.

BioLife Solutions, Inc.

Statements of Operations
(unaudited)

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2008	2007	2008	2007
Revenue
Product sales	$296,620	$226,705	$869,716	$636,043
Licensing revenue	11,250	13,750	33,750	15,417
Total revenue	307,870	240,455	903,466	651,460
Cost of product sales	133,770	73,958	519,532	250,315
Gross margin	174,100	166,497	383,934	401,145
Operating expenses
Research and development	94,133	79,984	308,813	275,728
Sales and marketing	80,400	170,360	252,900	544,377
General and administrative	481,771	437,275	1,459,731	1,412,257
Manufacturing start-up costs	106,294	198,491	106,294	198,491
Total operating expenses	762,598	886,110	2,127,738	2,430,853

Operating loss	(588,498)	(719,613)	(1,743,804)	(2,029,708)

Other income (expenses)
Interest income	1,052	3,616	5,791	7,607
Other income	––	97	10,495	1,497
Interest expense	(75,379)	(36,324)	(199,579)	(63,378)
Amortization of deferred financing costs	––	(9,375)	(43,750)	(21,875)
Total other income (expenses)	(74,327)	(41,986)	(227,043)	(76,149)

Net Loss	$(662,825)	$(761,599)	$(1,970,847)	$(2,105,857)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,639,854	69,606,520	69,628,865	69,311,861

See accompanying notes.

BioLife Solutions, Inc.

Statements of Cash Flows
(unaudited)

	Nine-month Period Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(1,970,847)	$(2,105,857)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	20,722	23,543
Amortization of deferred financing costs	43,750	21,875
Share-based compensation expense	53,903	83,844
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(61,640)	(110,999)
Inventories	(488,664)	(156,019)
Prepaid expenses and other current assets	(19,742)	(92,422)
Increase (Decrease) in
Accounts payable	557,487	112,015
Accrued expenses	32,867	118,290
Accrued interest, related parties	199,579	58,805
Deferred revenue	101,250	19,583
Net cash used in operating activities	(1,531,335)	(2,027,342)

Cash flows from investing activity
Purchase of property and equipment	(42,425)	(87,646)
Net cash used in investing activity	(42,425)	(87,646)

Cash flows from financing activities
Decrease in restricted cash	––	190,837
Proceeds from promissory notes payable, related parties	1,600,000	2,750,000
Principal payments on note payable	––	(197,477)
Proceeds from exercise of options	2,333	––
Collection of stock subscriptions receivable	––	7,305
Net cash provided by financing activities	1,602,333	2,750,665

Net increase in cash and cash equivalents	28,573	635,677

Cash and cash equivalents - beginning of period	56,497	118,674

Cash and cash equivalents - end of period	$85,070	$754,351
Non-cash items:
Transfer of accrued interest to promissory notes payable	$113,127	$––
Stock issued in consideration for financing fees related to Promissory notes payable	$––	$75,000

See accompanying notes.

BioLife Solutions, Inc.

Notes to Financial Statements
(unaudited)

1.  Nature of the Business

BioLife Solutions, Inc. ("BioLife” or the “Company”) develops and markets patented biopreservation media products for cells, tissues, and organs. The Company’s proprietary HypoThermosol® and CryoStor™ platform of hypothermic storage, transport, and cryopreservation media products are marketed to cell therapy companies, pharmaceutical companies, cord blood banks, hair transplant surgeons, and suppliers of cells to the toxicology testing and diagnostics markets.  All of its products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices using only USP or the highest available grade components.

The discoveries made by the Company’s scientists relate to how cells, tissues, and organs respond to the stress of hypothermic storage, cryopreservation, and the thawing process enabled the formulation of truly innovative biopreservation media products that protect biologic material from preservation related cellular injury, much of which is not apparent immediately post-thaw.   This enabling technology provides significant improvement in post-preservation viability and function of biologic material.  The yield improvement can reduce research, development, and commercialization costs of new cell and tissue based clinical therapies.

2.  Financial Condition

On January 11, 2008, the Company entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of Thomas Girschweiler and Walter Villiger (the “Investors”), pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of then existing indebtedness of the Company to the Investor and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a then current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets.  As of September 30, 2008, the Company, contingent on the approval of the Investors, could access an aggregate of an additional $536,873 in capital under the Multi-Draw Term Loan Facility Agreements.

On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000). On October 24, 2008, the Company received an additional $600,000 in total from the Investors pursuant to the Facility.  The Company believes that continued access to the Multi-Draw Term Loan Note, in combination with cash generated from operations, will provide sufficient funds through at least the next twelve months. However, the Company would require additional capital in the immediate short term if the Company’s ability to draw on the Multi-Draw Term Loan Note be restricted or terminated. Other factors that would negatively impact the Company’s ability to finance its operations include (i) significant reductions in revenue (ii) increased capital expenditures (iii) significant increases in cost of goods and operating expenses or; (iv) an adverse outcome resulting from current litigation. The Company expects that it may need additional capital to reach a sustainable level of positive cash flow.  Although the Investors who have provided the Multi-Draw Term Loan Note have historically demonstrated a willingness to grant access to the Facility, there is no assurance they will continue to do so in the future.  If the Investors were to become unwilling to provide access to additional funds through the Multi-Draw Term Loan Note, the Company will need to find immediate additional sources of capital and there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued FASB FSP Accounting Principles Board (“APB”) (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option.  FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component.  The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity.  The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense.  The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment.  FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Though the Company does not believe FSP APB 14-1 will have an effect on its current financial position, the Company is currently evaluating the requirements of FSP APB 14-1 with respect to its recent convertible debt financing (see Note 2 above) and has not yet determined the impact on the Company’s financial statements.

Manufacturing Start-up Costs

During the third quarter of 2007, as a result of relocating the Company from Owego, NY to Bothell, WA, the Company decided to outsource its manufacturing and entered into a contract with a Contract Manufacturing Organization (“CMO”).  One-time start-up costs related to the outsourcing of its manufacturing were expensed as incurred and amounted to $198,490 for the period ended September 30, 2007.  In the third quarter of 2008, in order to lower its cost of product sales, based on anticipated future sales volume, the Company has decided to transition to internal manufacturing and maintain its relationship with its CMO as a contingency for additional production capacity.  One-time start-up costs related to the transition to internal manufacturing were expensed as incurred and amounted to $106,294 for the period ended September 30, 2008.

4.  Inventories

	September 30, 2008	December 31, 2007
Product, Finished Goods	$264,405	$89,242
Product, Work in Progress	305,682	––
Raw Materials	17,639	9,820
Total Inventory	$587,726	$99,062

5.  Share-based Compensation

At September 30, 2008 and December 31, 2007, the Company had one active share-based compensation plan, the 1998 Stock Option Plan (as amended through September 28, 2005), which is described more fully in Note 6 of the Company’s Financial Statements included in its 2007 Form 10-KSB. Under Statement of Financial Accounting Standard SFAS 123R, the Company recorded stock compensation expense of $16,743 and $32,527 for the three months ended September 30, 2008 and 2007, respectively.  For the nine month periods ended September 30, 2008 and 2007 the company recorded stock compensation expense of $53,903 and $83,844, respectively.

As of September 30, 2008, the Company had approximately $117,000 of unrecognized compensation expense related to unvested stock options.  The Company expects to recognize this compensation expense over a weighted average period of approximately two years.

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

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions:

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2008	2007	2008	2007
Risk free interest rate	––	4.60%	2.67%	4.70%
Dividend yield	––	0.0%	0.0%	0.0%
Expected term (in years)	––	7	7	6.3
Volatility	––	76.20%	73.74%	74.57%

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2008 is as follows:

		Wgtd. Avg.
		Exercise
	Shares	Price
Outstanding at December 31, 2007	6,844,000	$0.12
Granted	450,000	0.05
Exercised	(33,334)	0.07
Forfeited	(210,666)	0.66
Outstanding at September 30, 2008	7,050,000	$0.07
Outstanding options vested and exercisable at September 30, 2008	4,184,999	$0.10

The weighted average grant-date fair value of option awards granted was $.07 per share during the three months ended September 30, 2007.  There was no option awards granted during the three months ended September 30, 2008.  The weighted average grant-date fair value of option awards granted was $.04 and $.06 per share during the nine months ended September 30, 2008 and 2007, respectively.

The total intrinsic value of options exercised, determined as of the date of exercise, during the nine-month period ended September 30, 2008 was $334.

Exercise prices for options outstanding at September 30, 2008 are as follows:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Prices	Of Shares	Life (in years)	Price
$0.05-$0.07	2,050,000	8.19	$0.07
$0.08-$0.09	4,145,000	8.05	$0.08
$0.10-$1.25	855,000	7.33	$0.21
	7,050,000	7.86	$0.09

6.  Net Loss per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period.  Common stock equivalents are excluded for the periods ending September 30, 2008 and 2007 as the effect would be anti-dilutive.  Common stock equivalents include stock options, warrants, and convertible debt.

7.  Related Party Transactions

The Company incurred $68,075 and $144,025 in legal fees during the nine months ended September 30, 2008 and 2007, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner.  Pursuant to a consulting agreement disclosed on the Company’s 8-K filing dated November 19, 2007, the Company incurred $90,000 and $30,000 in consulting fees during the nine months ended September 30, 2008 and 2007, respectively, for services provided by a director and stockholder of the Company.

Included in accounts payable and accrued expenses is $25,123 and $32,678 due to related parties for services rendered as of September 30, 2008 and December 31, 2007, respectively.

8.  Subsequent Event

On November 4, 2008, the Company signed an amended 5-year lease to gain 5,798 square feet of additional clean room space for its manufacturing floor in a facility adjacent to its corporate office facility leased in Bothell, WA at an initial rental rate of $14,495 per month for the new space.  Included in this amendment is the exercise of the renewal option for its current office and laboratory space to make the lease for such space coterminous with the new facility 5-year lease period.  In July 2007, the Company originally signed a 4-year lease, commencing August 1, 2007, for 4,366 square feet of office and laboratory space in Bothell, WA at an initial rental rate of $6,367 per month.

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

We develop and market patented biopreservation media products for cells, tissues, and organs. Our proprietary HypoThermosol® and CryoStor™ platform of hypothermic storage, transport, and cryopreservation media products are marketed to cell therapy companies, pharmaceutical companies, cord blood banks, hair transplant surgeons, and suppliers of cells to the toxicology testing and diagnostics markets.  All of our products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices using USP or the highest available grade components.

The discoveries made by our scientists related to how cells, tissues, and organs respond to the stress of hypothermic storage, cryopreservation, and the thawing process enabled the formulation of truly innovative biopreservation media products that protect biologic material from preservation related cellular injury, much of which is not apparent immediately post-thaw. Our enabling technology provides significant improvement in post-preservation viability and function of biologic material. This yield improvement can reduce research, development, and commercialization costs of new cell and tissue based clinical therapies.

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

Results of Operations

Three- and Nine-Month Periods Ended September 30, 2008 compared to the Three- and Nine-Month Periods Ended September 30, 2007

Revenue

Product sales for the three months ended September 30, 2008 increased $69,915, or 31%, to $296,620, compared to $226,705 for the three months ended September 30, 2007. Product sales for the nine months ended September 30, 2008 increased $233,673, or 37%, to $869,716, compared to $636,043 for the nine months ended September 30, 2007.  This increase in revenue was primarily due to higher product sales to existing customers and the acquisition of new customers in the cell therapy and cord blood markets. Additionally, the Company had revenue for the nine months ended September 30, 2008 of $33,750, compared to $15,417 for the nine months ended September 30, 2007 related to three license agreements.

Cost of Product Sales

Cost of product sales for the three months ended September 30, 2008 increased by $59,812, or 81%, to $133,770, compared to $73,958 for the three months ended September 30, 2007, resulting in a gross margin as a percentage of revenue of 57% as compared to 69% for the same period in 2007. Cost of product sales for the nine months ended September 30, 2008 increased by $269,217, or 108%, to $519,532, compared to $250,315 for the nine months ended September 30, 2007, resulting in a gross margin as a percentage of revenue of 43% as compared to 62% for the same period in 2007.  The increase in cost of product sales is primarily attributable to the higher production costs at the company’s CMO compared to the prior periods when products were manufactured internally.  To reduce cost of product sales, and enhance its production flexibility, the Company has decided to transition to internal manufacturing and maintain its relationship with its contract manufacturer as a contingency for additional production capacity.

Research and Development Expenses

Expenses relating to research and development for the three months ended September 30, 2008 increased $14,149, or 18%, to $94,133, compared to $79,984 for the three months ended September 30, 2007.  The increase was primarily due to an increase in headcount costs of $21,000 and ongoing research project costs of $18,000, offset by a decrease in Intellectual Property (“IP”) related legal expenses of $8,000, and travel and related expenses of $17,000.

For the nine months ended September 30, 2008 research and development expenses increased $33,085, or 12%, to $308,813, compared to $275,728 for the nine months ended September 30, 2007.  The increase was due to year over year increase in IP related legal expenses and an increase in headcount costs.

Sales and Marketing Expenses

For the three months ended September 30, 2008, sales and marketing expenses decreased $89,960, or 53%, to $80,400, compared to $170,360 for the three months ended September 30, 2007.  The decrease is primarily due to lower compensation and benefits expense of $47,000, a decrease of $14,000 in travel and related expenses, and a decrease of $17,000 in consultant fees, all of which are associated with lower headcount in sales and marketing.

For the nine months ended September 30, 2008, sales and marketing expenses decreased $291,477, or 54%, to $252,900, compared to $544,377 for the nine months ended September 30, 2007.  The decrease is due to lower headcount and travel related costs.

General and Administrative Expenses

For the three months ended September 30, 2008, general and administrative expenses increased $44,496, or 10%, to $481,771, compared to $437,275 for the three months ended September 30, 2007.  The increase is primarily due to an increase of $65,000 in legal fees associated with ongoing litigation, and an increase of $31,000 in professional and consulting services.  Offsetting decreases include $25,000 in travel and related costs, $10,000 in facility lease and related office expenses, and a $16,000 decrease in stock-based compensation associated with the decrease in headcount and fully vested stock option grants.

For the nine months ended September 30, 2008, general and administrative expenses increased $47,474, or 3%, to $1,459,731, compared to $1,412,257 for the nine months ended September 30, 2007.  The increase is primarily due to higher legal fees associated with ongoing litigation, offset by a decrease in facility lease cost.

Manufacturing Start-up Costs

For the three and nine months ended September 30, 2008, manufacturing start-up costs were $106,294, compared to $198,491 for the three and nine months ended September 30, 2007.  During the third quarter of 2007, as a result of relocating the Company from Owego, NY to Bothell, WA, the Company decided to outsource its manufacturing and entered into a contract with a Contract Manufacturing Organization (“CMO”). In the third quarter of 2008, to reduce cost of product sales and enhance its production flexibility, the Company has decided to transition to internal manufacturing and maintain its relationship with its CMO as a contingency for additional production capacity. These expenses are expected to trend higher in the fourth quarter as preparation in bringing the manufacturing process back in-house continue. One-time start-up costs related to these efforts were expensed as incurred.

Interest Expense

Interest expense increased to $75,379 for the three months ended September 30, 2008 from $36,324 for the three months ended September 30, 2007. The increase is due to a higher average debt balance.

For the nine months ended September 30, 2008, interest expense increased to $199,579, compared to $63,378 for the same period ended September 30, 2007. The increase is due to a higher average debt balance.

Operating Expenses and Net Loss

For the three months ended September 30, 2008, operating expenses (excluding product costs) decreased $123,512, or 14%, to $762,598, compared to $886,110 for the three months ended September 30, 2007.  The Company reported a net loss of ($662,825) for the three months ended September 30, 2008, compared to a net loss of ($761,599) for the three months ended September 30, 2007.

For the nine months ended September 30, 2008, operating expenses (excluding product costs) decreased $303,115, or 12%, to $2,127,738, compared to $2,430,853 for the nine months ended September 30, 2007.  The Company reported a net loss of ($1,970,847) for the nine months ended September 30, 2008, compared to the net loss of ($2,105,857) for the nine months ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, the Company had $85,070 in cash and cash equivalents.  To date, the Company has financed its operations primarily through proceeds from debt instruments including the Secured Convertible Multi-draw Term Loan Facility described in detail below.

On January 11, 2008, the Company entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of Thomas Girschweiler and Walter Villiger (the “Investors”), pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of then existing indebtedness of the Company to the Investor and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a then current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets.  As of September 30, 2008, the Company, contingent on the approval of the Investors, could access an aggregate of an additional $536,873 in capital under the Multi-Draw Term Loan Facility Agreements.  On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000).  On October 24, 2008, the Company received an additional $600,000 in total from the Investors pursuant to the Multi-Draw Term Loan Facility.

Net Cash Used in Operating Activities

For the nine month period ended September 30, 2008, net cash used in operating activities was $(1,531,335) as compared to net cash used in operating activities of $(2,027,342) for the nine month period ended September 30, 2007.  The $496,007 decrease in net cash used by operations primarily is reflected in the lower net loss for the quarter, partially offset by non-cash operating expenses including depreciation, amortization of deferred financing costs, share-based compensation, and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash used in investing activities consist of purchases of property and equipment.  For the nine month period ended September 30, 2008, the aggregate investment in property and equipment was $(42,425), compared to $(87,646) for the nine month period ended September 30, 2007.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $1,602,333 for the nine month period ended September 30, 2008, which resulted primarily from the draws taken on the Multi-Draw Term Loan Note due to two shareholders.  Net cash provided by financing activities totaled $2,750,665 for the nine month period ended September 30, 2007 resulting from the issuance of promissory notes.

Operating Capital and Capital Expenditure Requirements

The Company believes that continued access to the Multi-Draw Term Loan Note, in combination with cash generated from operations, will provide sufficient funds for at least the next twelve months.  However, the Company would require additional capital in the immediate short term if the Company’s ability to draw on the Multi-Draw Term Loan Note be restricted or terminated. Other factors that would negatively impact the Company’s ability to finance its operations include (i) significant reductions in revenue (ii) increased capital expenditures (iii) significant increases in cost of goods and operating expenses or; (iv) an adverse outcome resulting from current litigation. The Company expects that it may need additional capital to reach a sustainable level of positive cash flow. Although the Investors who have provided the Multi-Draw Term Loan Note have historically demonstrated a willingness to grant access to the Facility, there is no assurance they will continue to do so in the future.  If the Investors were to become unwilling to provide access to additional funds through the Multi-Draw Term Loan Note, the Company will need to find immediate additional sources of capital and there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unable to secure additional capital, as circumstances require, it may not be able to continue its operations.

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

Contractual Obligations

The Company did not enter into any significant contractual obligations during the nine month period ended September 30, 2008.  It had no significant contractual obligations not fully recorded on our Balance Sheets or fully disclosed in the Notes to our Financial Statements in Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission. The Company did not have any off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

Subsequent Event

On November 4, 2008, the Company signed an amended 5-year lease to gain 5,798 square feet of additional clean room space for its manufacturing floor in a facility adjacent to its corporate office facility leased in Bothell, WA at an initial rental rate of $14,495 per month for the new space.  Included in this amendment is the exercise of the renewal option for its current office and laboratory space to make the lease for such space coterminous with the new facility 5-year lease period.  In July 2007, the Company originally signed a 4-year lease, commencing August 1, 2007, for 4,366 square feet of office and laboratory space in Bothell, WA at an initial rental rate of $6,367 per month.

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information required to disclose in the reports that are filed with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by its management, with the participation of the Company’s Chief Executive/Chief Financial Officer, the Chief Executive/Chief Financial Officer believes that these controls and procedures are effective to ensure that it is able to collect, process and disclose the information required to disclose in the reports that are filed with the SEC within the required time periods.

There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

 Dated: November 10, 2008

BIOLIFE SOLUTIONS, INC.

/s/ MICHAEL RICE
Michael Rice
President and Chief Executive Officer
(Principal Executive and Financial Officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description

10	First Amendment to Lease, dated the 4th day of November, 2008, between the Company and Monte Villa Farms, LLC

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002