Form 10-Q
period 2009-03-31
BIOLIFE SOLUTIONS INC
filed 2009-05-15
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to_______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The registrant had 69,639,854 shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2009.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008

1

Statements of Operations (unaudited) for the three-month periods ended March 31, 2009 and 2008

2

Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2009 and 2008

3

Notes to Financial Statements (unaudited)

4

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 4T.    Controls and Procedures

11

PART II.  OTHER INFORMATION

Item 6.      Exhibits

12

Signatures

13

Index to Exhibits

14

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

BioLife Solutions, Inc.

Balance Sheets
(unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$428,196	$98,724
Accounts receivable, trade, net of allowance for doubtful accounts of $12,000 and $29,000 at March 31, 2009 and December 31, 2008, respectively	244,963	279,192
Other receivable	79,904	––
Inventories	453,011	625,291
Prepaid expenses and other current assets	123,816	19,483
Total current assets	1,329,890	1,022,690

Property and equipment
Modular clean room	202,270	––
Furniture and computer equipment	120,693	109,753
Manufacturing and other equipment	256,069	210,558
Subtotal	579,032	320,311
Less: Accumulated depreciation and amortization	(199,788)	(190,214)
Net property and equipment	379,244	130,097
Long term deposits	36,166	17,835

Total assets	$1,745,300	$1,170,622

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$586,150	$659,133
Accrued expenses	203,929	242,181
Accrued interest, related parties	385,814	––
Deferred revenue	19,166	25,833
Promissory notes payable, related parties	6,463,127	––
Total current liabilities	7,658,186	927,147
Long term liabilities
Promissory notes payable, related parties	––	5,063,127
Accrued interest, related parties	––	278,961
Deferred revenue, long term	70,000	72,500
Total liabilities	7,728,186	6,341,735

Commitments and Contingencies

Stockholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized, 69,639,854 issued and outstanding at March 31, 2009 and December 31, 2008	69,640	69,640
Additional paid-in capital	42,229,912	42,202,117
Accumulated deficit	(48,282,438)	(47,442,870)
Total stockholders' equity (deficiency)	(5,982,886)	(5,171,113)
Total liabilities and stockholders' equity (deficiency)	$1,745,300	$1,170,622

See accompanying notes.

BioLife Solutions, Inc.

Statements of Operations
(unaudited)

	Three-month Period Ended March 31,
	2009	2008
Revenue
Product sales	$367,945	$306,384
Licensing revenue	9,167	11,250
Total revenue	377,112	317,634
Cost of product sales	230,277	158,402
Gross profit	146,835	159,232
Operating expenses
Research and development	133,624	111,302
Sales and marketing	123,581	96,086
General and administrative	456,075	512,458
Manufacturing start-up costs	166,951	––
Total operating expenses	880,231	719,846

Operating loss	(733,396)	(560,614)

Other income (expenses)
Interest income	681	4,255
Interest expense	(106,853)	(45,418)
Amortization of deferred financing costs	––	(43,750)
Total other income (expenses)	(106,172)	(84,913)

Net Loss	$(839,568)	$(645,527)

Basic and diluted net loss per common share	$(0.01)	$(0.01)
Basic and diluted weighted average common shares used to calculate net loss per common share	69,639,854	69,606,520

See accompanying notes.

BioLife Solutions, Inc.

Statements of Cash Flows
(unaudited)

	Three-month Period Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(839,568)	$(645,527)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,573	6,864
Amortization of deferred financing costs	––	43,750
Share-based compensation expense	27,794	23,461
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	34,229	85,754
Other receivable	(79,904)	––
Inventories	172,280	2,015
Prepaid expenses and other current assets	(122,664)	(181,555)
Increase (Decrease) in
Accounts payable	(72,982)	186,876
Accrued expenses	(38,251)	(82,801)
Accrued interest, related parties	106,853	45,418
Deferred revenue	(9,167)	(1,250)
Net cash used in operating activities	(811,807)	(516,995)

Cash flows from investing activity
Purchase of property and equipment	(258,721)	(5,653)
Net cash used in investing activity	(258,721)	(5,653)

Cash flows from financing activities
Proceeds from promissory notes payable, related parties	1,400,000	600,000
Proceeds from exercise of options	––	2,333
Net cash provided by financing activities	1,400,000	602,333

Net increase in cash and cash equivalents	329,472	79,685

Cash and cash equivalents - beginning of period	98,724	56,497

Cash and cash equivalents - end of period	$428,196	$136,182

Non-cash items:

Transfer of accrued interest to promissory notes payable	$––	$113,127

See accompanying notes.

BioLife Solutions, Inc.

Notes to Financial Statements
(unaudited)

1.

Nature of the Business

BioLife Solutions, Inc. ("BioLife” or the “Company”) develops and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provides contracted research and development and consulting services related to optimization of biopreservation processes and protocols. Its proprietary HypoThermosol® and CryoStor™ biopreservation media products are marketed to companies, laboratories, and academic institutions engaged in research and commercial clinical applications. The Company’s line of serum-free and protein-free biopreservation solutions are fully defined and formulated to reduce preservation-induced, delayed-onset cell damage and death. This platform enabling technology provides academic and clinical researchers significant improvement in biologic source material shelf life and also post-thaw isolated cell, tissue, and organ viability and function.

2.

Financial Condition

The Company has been unable to generate sufficient income from operations in order to meet its operating needs and has an accumulated deficit of approximately $48 million at March 31, 2009. This raises doubt about the Company’s ability to continue as a going concern.

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

In May and July 2008, the Company received an additional $1,000,000 in total from the Investors pursuant to the Multi-Draw Term Loan Facility. On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, the Company received an additional $600,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities and in January 2009, the Company received an additional $1,400,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities, which brought the Company’s total principal balance owed under the Multi-Draw Term Loan Notes to $6,463,127, which leaves $2,536,873 left to draw from the Facilities at March 31, 2009. In May 2009, the Company received an additional $500,000 in total from the Investors pursuant to the Facilities.

Management believes that continued access to the amended Multi-Draw Term Loan Facilities, in combination with cash generated from operations, will provide sufficient funds for the next twelve months. However, the Company would require additional capital in the immediate short term if its ability to draw on the amended Multi-Draw Term Loan Facilities is restricted or terminated. Other factors that would negatively impact the Company’s ability to finance its operations include (i) significant reductions in revenue (ii) increased capital expenditures (iii) significant increases in cost of goods and operating expenses or; (iv) an adverse outcome resulting from current litigation. The Company expects that it may need additional capital to reach a sustainable level of positive cash flow. Although the Investors who have provided the amended Multi-Draw Term Loan Facilities have historically demonstrated a willingness to grant access to the Facilities, there is no assurance they will continue to do so in the future. If the Investors were to become unwilling to provide access to additional funds through the amended Multi-Draw Term Loan Facilities, the Company would need to find immediate additional sources of capital. There can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations.

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

In the opinion of management, the accompanying unaudited financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements included on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC).

Reclassifications

Certain prior period amounts in the financial statements have been reclassified to conform to current period presentation. There has been no impact on previously reported net loss or shareholders’ equity.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. FSP 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company will adopt FSP 107-1 for the quarter ending June 30, 2009.

4.

Inventories

	March 31, 2009	December 31, 2008
Product, Finished Goods	$399,427	$502,089
Product, Work in Progress	––	113,382
Raw Materials	53,584	9,820
Total Inventory	$453,011	$625,291

5.

Share-based Compensation

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

During the three month period ended March 31, 2009, and subsequent to the expiration of the Company’s 1998 Stock Option Plan, the Company issued, outside of its plans, non-incentive stock options for an aggregate of 1,765,000 shares of Company common stock to five directors and four employees. Options to purchase 750,000 shares were awarded to five outside directors which vest 100% on the first anniversary date of the awards. Options to purchase 1,015,000 shares were awarded to four employees which vests as follows: twenty-five percent on the first anniversary date of the award, and then one-thirty sixth of the remaining balance in each of the ensuing thirty-six months following the first anniversary date of the award.

Under SFAS No. 123R, the Company recorded stock compensation expense of $27,794 and $23,461 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, the Company had approximately $204,761 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this compensation expense over a weighted average period of approximately two and one half years.

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

	Three-month Period Ended March 31,
	2009	2008
Risk free interest rate	1.78%	2.70%
Dividend yield	0.0%	0.0%
Expected term (in years)	6.4	7
Volatility	82%	74%

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2009 is as follows:

		Weighted Average
		Exercise
	Shares	Price
Outstanding at December 31, 2008	8,000,000	$0.09
Granted	1,765,000	0.09
Exercised	––	––
Forfeited/expired	(40,000)	0.25
Outstanding at March 31, 2009	9,725,000	$0.09
Outstanding options vested and exercisable at March 31, 2009	4,789,167	$0.09

The weighted average grant-date fair value of option awards granted was $.06 and $.04 per share during the three months ended March 30, 2009 and 2008, respectively.

Information related to options outstanding at March 31, 2009 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contractual	Exercise
Exercise Prices	of Shares	Life (in years)	Price
$0.04-$0.07	3,000,000	8.30	$0.06
$0.08-$0.09	5,910,000	8.24	$0.08
$0.10-$1.25	815,000	7.18	$0.16
	9,725,000	8.10	$0.09

6.

Net Loss per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the periods ending March 31, 2009 and 2008 as the effect would be anti-dilutive. Common stock equivalents include stock options, warrants, and convertible debt.

7.

Related Party Transactions

The Company incurred $15,956 and $44,622 in legal fees during the three months ended March 31, 2009 and 2008, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner. Pursuant to a consulting agreement disclosed on the Company’s 8-K filing dated November 19, 2007, the Company incurred $30,000 in consulting fees during the three months ended March 31, 2009 and 2008, for services provided by a director and stockholder of the Company.

Included in accounts payable and accrued expenses is $39,165 and $37,116 due to related parties for services rendered as of March 31, 2009 and December 31, 2008, respectively.

8.

Subsequent Event

Subsequent to period ended March 31, 2009, the Company received an additional $500,000 in total from the Investors pursuant to the Facilities. This draw will provide funds for the Company’s operating expenses in the second quarter of 2009.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q is based on its current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting it will be those that the Company anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Management’s discussion and analysis provides additional insight into BioLife Solutions, Inc. and is provided as a supplement to, and should be read in conjunction with, its annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.

We develop and market patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provide contracted research and development and consulting services related to optimization of biopreservation processes and protocols. Our proprietary HypoThermosol® and CryoStor™ biopreservation media products are marketed to companies, laboratories, and academic institutions engaged in research and commercial clinical applications. Our line of serum-free and protein-free biopreservation solutions are fully defined and formulated to reduce preservation-induced, delayed-onset cell damage and death. This platform enabling technology provides academic and clinical researchers significant improvement in biologic source material shelf life and also post-thaw isolated cell, tissue, and organ viability and function.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported revenues and expenses during the reporting periods presented. On an ongoing basis, it evaluates estimates, including those related to share-based compensation and expense accruals. The Company bases its estimates on historical experience and on other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. The Company’s critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Estimates” under Item 7 in the Company’s Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission.

Results of Operations

Three-month Periods Ended March 31, 2009 and 2008

Revenue

Product sales for the three months ended March 31, 2009 increased $61,561, or 20%, to $367,945, compared to $306,384 for the three months ended March 31, 2008. This increase in revenue was primarily due to the acquisition of new customers and growth in orders from existing customers. Additionally, the Company had licensing revenue for the three months ended March 31, 2009 of $9,167, compared to $11,250 for the three months ended March 31, 2008 related to three license agreements. Despite the year-over-year revenue growth, the Company did see some customers postpone or reduce order sizes due to the general economic slowdown, particularly in the cord blood and cell supplier market segments.

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2009 increased by $71,875, or 45%, to $230,277, compared to $158,402 for the three months ended March 31, 2008, resulting in a gross margin as a percentage of revenue of 39% as compared to 50% for the same period in 2008. The increase in cost of product sales is primarily attributable to the higher production costs at the company’s CMO compared to the prior periods when the production costs were lower. To reduce cost of product sales, and enhance its production flexibility, the Company is transitioning to internal manufacturing and expects to begin production in the second calendar quarter of 2009.

Research and Development Expenses

Expenses relating to research and development for the three months ended March 31, 2009 increased $22,322, or 20%, to $133,624, compared to $111,302 for the three months ended March 31, 2008. The increase primarily was due to approximately $18,000 of obsolete raw materials and expired products that were expensed and will be used in research and development projects, and a slight increase in headcount costs, offset by a decrease in travel and related expenses.

Sales and Marketing Expenses

For the three months ended March 31, 2009, sales and marketing expenses increased $27,495, or 29%, to $123,581, compared to $96,086 for the three months ended March 31, 2008. The increase primarily is due to higher compensation and benefit costs of approximately $46,000 attributable to payroll costs now classified in this expense category and an increase in marketing related expenses of approximately $12,000, offset by a decrease of approximately $36,000 in trade show costs due to the timing of certain trade shows that the Company attends.

General and Administrative Expenses

For the three months ended March 31, 2009, general and administrative expenses decreased $56,383, or 11%, to $456,075, compared to $512,458 for the three months ended March 31, 2008. The reduction primarily is due to a decrease of approximately $79,000 in litigation related legal fees, and a decrease of approximately $10,000 in travel related expenses. Offsetting these decreases is an increase in bad debt expense of approximately $18,000 attributed to uncollectible accounts receivable.

Manufacturing Start-up Costs

For the three months ended March 31, 2009, manufacturing start-up costs were $166,951. During the third quarter of 2007, as a result of relocating the Company from Owego, NY to Bothell, WA, the Company decided to outsource its manufacturing and entered into a contract with a CMO. One-time start-up costs related to the outsourcing of its manufacturing were expensed as incurred. In the third quarter of 2008, to reduce cost of product sales and enhance its production flexibility, the Company decided to transition to internal manufacturing and expects to begin production in the second calendar quarter of 2009.

Interest Expense

Interest expense increased to $106,853 for the three months ended March 31, 2009 from $45,418 for the three months ended March 31, 2008. The increase is due to a higher average debt balance.

Operating Expenses and Net Loss

For the three months ended March 31, 2009, operating expenses (excluding product costs) increased $160,385, or 22%, to $880,231, compared to $719,846 for the three months ended March 31, 2008. This increase primarily is attributed to the manufacturing start-up costs as the Company transitions into bringing the manufacturing process in-house. The Company reported a net loss of ($839,568) for the three months ended March 31, 2009, compared to a net loss of ($645,527) for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, the Company had $428,196 in cash and cash equivalents. To date, the Company has financed its operations primarily through proceeds from debt instruments including the Secured Convertible Multi-draw Term Loan Facilities described in detail below.

On January 11, 2008, the Company entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company (the “Investors”), pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of the existing indebtedness of the Company to the Investor, represented by the Notes, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least Two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets.

In May and July 2008, the Company received an additional $1,000,000 in total from the Investors pursuant to the Multi-Draw Term Loan Facilities. On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, the Company received an additional $600,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities and in January 2009, the Company received an additional $1,400,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities, which brought the Company’s total principal balance owed under the Multi-Draw Term Loan Notes to $6,463,127, which leaves $2,536,873 left to draw from the Facilities as of March 31, 2009. In May 2009, the Company received an additional $500,000 in total from the Investors pursuant to the Facilities.

Net Cash Used in Operating Activities

For the three month period ended March 31, 2009, net cash used in operating activities was $(811,807) as compared to net cash used in operating activities of $(516,995) for the three month period ended March 31, 2008. The $294,812 increase in net cash used by operations primarily is reflected in the higher net loss for the quarter, partially offset by non-cash operating expenses including depreciation, amortization of deferred financing costs, share-based compensation, and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash used in investing activities consist of purchases of property and equipment. For the three month period ended March 31, 2009, the aggregate investment in property and equipment was $(258,721), compared to $(5,653) for the three month period ended March 31, 2008 primarily due to the manufacturing clean room build-out.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $1,400,000 for the three month period ended March 31, 2009, which resulted from the draws taken on the Multi-Draw Term Loan Facilities. Net cash provided by financing activities totaled $602,333 for the three month period ended March 31, 2008 resulting from draws taken on the Multi-Draw Term Loan Facilities.

Operating Capital and Capital Expenditure Requirements

The Company believes that continued access to the Multi-Draw Term Loan Facilities, in combination with cash generated from operations, will provide sufficient funds for the next twelve months. However, the Company would require additional capital in the immediate short term if the Company’s ability to draw on the Multi-Draw Term Loan Facilities is restricted or terminated. Other factors that would negatively impact the Company’s ability to finance its operations include (i) significant reductions in revenue (ii) increased capital expenditures (iii) significant increases in cost of goods and operating expenses or; (iv) an adverse outcome resulting from current litigation. The Company expects that it may need additional capital to reach a sustainable level of positive cash flow. Although the Investors who have provided the Multi-Draw Term Loan Facilities have historically demonstrated a willingness to grant access to the Facilities, there is no assurance they will continue to do so in the future. If the Investors were to become unwilling to provide access to additional funds through the Multi-Draw Term Loan Facilities, the Company will need to find immediate additional sources of capital and there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unable to secure additional capital, as circumstances require, it may not be able to continue its operations.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the three month period ended March 31, 2009. It had no significant contractual obligations not fully recorded on our Balance Sheets or fully disclosed in the Notes to our Financial Statements in Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission. The Company did not have any off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

Subsequent Event

Subsequent to period ended March 31, 2009, the Company received an additional $500,000 in total from the Investors pursuant to the Facilities. This draw will provide funds for the Company’s operating expenses in the second quarter of 2009.

Item 4T.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information required to be disclosed in the reports that are filed with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by its management, with the participation of the Company’s Chief Executive/Chief Financial Officer, the Chief Executive/Chief Financial Officer believes that these controls and procedures are effective to ensure that it is able to collect, process and disclose the information required to be disclosed in the reports that are filed with the SEC within the required time periods.

There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: May 15, 2009	/s/ MICHAEL RICE
Michael Rice
President and Chief Executive Officer
(Principal Executive and Financial Officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

14