Form 10-Q
period 2009-06-30
BIOLIFE SOLUTIONS INC
filed 2009-08-14
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The registrant had 69,639,854 shares of Common Stock, $0.001 par value per share, outstanding as of July 31, 2009.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008

1

Statements of Operations (unaudited) for the three-month and six-month periods ended June 30, 2009 and 2008

2

Statements of Cash Flows (unaudited) for the six-month periods ended
June 30, 2009 and 2008

3

Notes to Financial Statements (unaudited)

4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 4T.     Controls and Procedures

11

PART II.  OTHER INFORMATION

Item 6.       Exhibits

12

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

BioLife Solutions, Inc.

Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$86,403	$98,724
Accounts receivable, trade, net of allowance for doubtful accounts of $9,000 and $29,000 at June 30, 2009 and December 31, 2008, respectively	199,192	279,192
Inventories	379,230	625,291
Prepaid expenses and other current assets	44,655	19,483
Total current assets	709,480	1,022,690

Property and equipment
Leasehold improvements	202,270	––
Furniture and computer equipment	164,748	109,753
Manufacturing and other equipment	319,224	210,558
Subtotal	686,242	320,311
Less: Accumulated depreciation and amortization	(228,438)	(190,214)
Net property and equipment	457,804	130,097
Long term deposits	36,166	17,835
Total assets	$1,203,450	$1,170,622

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$400,277	$659,133
Accrued expenses	222,425	242,182
Deferred revenue	8,334	25,833
Promissory notes payable, related parties	6,963,127	––
Accrued interest, related parties	504,080	––
Total current liabilities	8,098,243	927,148

Long term liabilities
Promissory notes payable, related parties	––	5,063,127
Accrued interest, related parties	––	278,961
Deferred revenue, long term	67,500	72,500
Total liabilities	8,165,743	6,341,735

Commitments and Contingencies

Stockholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized, 69,639,854 issued and outstanding at June 30, 2009 and December 31, 2008	69,640	69,640
Additional paid-in capital	42,261,432	42,202,117
Accumulated deficit	(49,293,365)	(47,442,870)
Total stockholders' equity (deficiency)	(6,962,293)	(5,171,113)
Total liabilities and stockholders' equity (deficiency)	$1,203,450	$1,170,622

See accompanying notes.

BioLife Solutions, Inc.

Statements of Operations
(unaudited)

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2009	2008	2009	2008
Revenue
Product sales	$271,528	$266,713	$639,473	$573,096
Licensing revenue	5,000	11,250	14,167	22,500
Total revenue	276,528	277,963	653,640	595,596
Cost of product sales	218,851	227,361	449,127	385,762
Gross profit	57,677	50,602	204,513	209,834

Operating expenses
Research and development	141,946	103,377	275,570	214,679
Sales and marketing	211,038	76,415	334,619	172,501
General and administrative	379,172	465,502	833,247	977,959
Manufacturing start-up costs	218,254	––	385,205	––
Total operating expenses	950,410	645,294	1,828,641	1,365,139

Operating loss	(892,733)	(594,692)	(1,624,128)	(1,155,305)

Other income (expenses)
Interest income	195	485	876	4,740
Other income	––	10,495	––	10,495
Interest expense	(118,267)	(78,782)	(225,120)	(124,200)
Loss on disposal of property and equipment	(2,123)	––	(2,123)	––
Amortization of deferred financing costs	––	––	––	(43,750)
Total other income (expenses)	(120,195)	(67,802)	(226,367)	(152,715)

Net Loss	$(1,012,928)	$(662,494)	$(1,850,495)	$(1,308,020)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,639,854	69,639,854	69,639,854	69,639,854

See accompanying notes.

BioLife Solutions, Inc.

Statements of Cash Flows
(unaudited)

	Six-month Period Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(1,850,495)	$(1,308,020)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	40,159	13,594
Loss on disposal of property and equipment	2,123	––
Amortization of deferred financing costs	––	43,750
Share-based compensation expense	59,315	37,160
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	80,000	71,574
Inventories	246,060	(22,593)
Prepaid expenses and other current assets	(43,503)	(193,088)
Increase (Decrease) in
Accounts payable	(258,856)	265,429
Accrued expenses	(19,756)	(88,062)
Accrued interest, related parties	225,120	124,200
Deferred revenue	(22,499)	(8,333)
Net cash used in operating activities	(1,542,332)	(1,064,389)

Cash flows from investing activity
Purchase of property and equipment	(369,989)	(6,726)
Net cash used in investing activity	(369,989)	(6,726)

Cash flows from financing activities
Proceeds from promissory notes payable, related parties	1,900,000	1,100,000
Proceeds from exercise of options	––	2,333
Net cash provided by financing activities	1,900,000	1,102,333

Net increase (decrease) in cash and cash equivalents	(12,321)	31,218

Cash and cash equivalents - beginning of period	98,724	56,497

Cash and cash equivalents - end of period	$86,403	$87,715

Non-cash items:
Transfer of accrued interest to promissory notes payable	$––	$113,127

See accompanying notes.

BioLife Solutions, Inc.

Notes to Financial Statements
(unaudited)

1.

Nature of the Business

BioLife Solutions, Inc. ("BioLife” or the “Company”) develops, manufactures, and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provides contracted research and development and consulting services related to optimization of biopreservation processes and protocols. Its proprietary HypoThermosol® and CryoStor™ biopreservation media products are marketed to companies, laboratories, and academic institutions engaged in research and commercial clinical applications. The Company’s line of serum-free and protein-free biopreservation solutions are fully defined and formulated to reduce preservation-induced, delayed-onset cell damage and death. This platform enabling technology provides academic and clinical researchers significant improvement in biologic source material shelf life and also post-thaw isolated cell, tissue, and organ viability and function.

2.

Financial Condition

The Company has been unable to generate sufficient income from operations in order to meet its operating needs and has an accumulated deficit of approximately $49 million at June 30, 2009. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

In May and July 2008, the Company received an additional $1,000,000 in total from the Investors pursuant to the Multi-Draw Term Loan Facility. On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, the Company received an additional $600,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities. In January and May 2009, the Company received an additional $1,900,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan

Facilities, which brought the Company’s total principal balance owed under the Multi-Draw Term Loan Notes to $6,963,127, which leaves $2,036,873 left to draw from the Facilities at June 30, 2009. In July and August 2009, the Company received an additional $625,000 in total from the Investors pursuant to the Facilities.

Management believes that continued access to the amended Multi-Draw Term Loan Facilities, in combination with cash generated from operations, will provide sufficient funds for the next twelve months. However, the Company would require additional capital in the immediate short term if its ability to draw on the amended Multi-Draw Term Loan Facilities is restricted or terminated. Other factors that would negatively impact the Company’s ability to finance its operations include (i) significant reductions in revenue (ii) increased capital expenditures (iii) significant increases in cost of goods and operating expenses or; (iv) an adverse outcome resulting from current litigation. The Company expects that it may need additional capital to reach a sustainable level of positive cash flow. Although the Investors who have provided the amended Multi-Draw Term Loan Facilities historically have demonstrated a willingness to grant access to the Facilities, there is no assurance they will continue to do so in the future. If the Investors were to become unwilling to provide access to additional funds through the amended Multi-Draw Term Loan Facilities, the Company would need to find immediate additional sources of capital. There can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations.

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

3.

Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (SEC), and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial statements.

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

4.

Inventories

	June 30, 2009	December 31, 2008
Product, Finished Goods	$311,473	$502,089
Product, Work in Progress	––	113,382
Raw Materials	67,757	9,820
Total Inventory	$379,230	$625,291

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

During the six month period ended June 30, 2009, and subsequent to the expiration of the Company’s 1998 Stock Option Plan, the Company issued, outside of its plans, non-incentive stock options for an aggregate of 1,765,000 shares of Company common stock to five directors and four employees. Options to purchase 750,000 shares were awarded to five outside directors which vest 100% on the first anniversary date of the awards. Options to purchase 1,015,000 shares were awarded to four employees which vests as follows: twenty-five percent on the first anniversary date of the award, and then one-thirty sixth of the remaining balance in each of the ensuing thirty-six months following the first anniversary date of the award.

Under SFAS No. 123R, the Company recorded stock compensation expense of $59,315 and $37,160 for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the Company had approximately $170,218 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this compensation expense over a weighted average period of approximately two and one quarter years.

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

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2009	2008	2009	2008
Risk free interest rate	––	––	1.78%	2.67%
Dividend yield	––	––	0.0%	0.0%
Expected term (in years)	––	––	6.4	7
Volatility	––	––	82.27%	73.74%

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2009 is as follows:

		Wgtd. Avg.
		Exercise
	Shares	Price
Outstanding at December 31, 2008	8,000,000	$0.09
Granted	1,765,000	0.09
Exercised	––	––
Forfeited/expired	(40,000)	0.25
Outstanding at June 30, 2009	9,725,000	$0.08
Outstanding options vested and exercisable at June 30, 2009	4,955,834	$0.09

There were no option awards granted during the three months ended June 30, 2009 and 2008. The weighted average grant-date fair value of option awards granted was $.06 and $.04 per share during the six months ended June 30, 2009 and 2008, respectively.

Information related to options outstanding at June 30, 2009 is as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.04-$0.07	3,000,000	8.05	$0.06
$0.08-$0.09	5,910,000	7.99	$0.08
$0.10-$1.25	815,000	6.93	$0.16
	9,725,000	7.92	$0.08

6.

Net Loss per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the periods ending June 30, 2009 and 2008 as the effect would be anti-dilutive. Common stock equivalents include stock options, warrants, and convertible debt.

7.

Related Party Transactions

The Company incurred $1,851 and $19,020 in legal fees during the three months ended June 30, 2009 and 2008, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner. Pursuant to a consulting agreement disclosed on the Company’s 8-K filing dated November 19, 2007, the Company incurred $30,000 in consulting fees in each three month period ended June 30, 2009 and 2008, for services provided by a director and stockholder of the Company.

During the six months ended June 30, 2009 and 2008 the Company incurred $17,807 and $63,642 in legal fees for services provided by a law firm in which a director and stockholder of the Company is a partner. The Company incurred $60,000 in consulting fees in each six month period ended June 30, 2009 and 2008, for services provided by a director and stockholder of the Company.

Included in accounts payable and accrued expenses is $17,851 and $37,116 due to related parties for services rendered as of June 30, 2009 and December 31, 2008, respectively.

8.

Subsequent Event

Subsequent to period ended June 30, 2009, the Company received an additional $625,000 in total from the Investors pursuant to the Multi-Draw Term Loan Facilities. This draw will provide funds for the Company’s operating expenses in the third quarter of 2009.

In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on August 14, 2009.

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

We develop, manufacture, and market patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provide contracted research and development and consulting services related to optimization of biopreservation processes and protocols. Our proprietary HypoThermosol® and CryoStor™ biopreservation media products are marketed to companies, laboratories, and academic institutions engaged in research and commercial clinical applications. Our line of serum-free and protein-free biopreservation solutions are fully defined and formulated to reduce preservation-induced, delayed-onset cell damage and death. This platform enabling technology provides academic and clinical researchers significant improvement in biologic source material shelf life and also post-thaw isolated cell, tissue, and organ viability and function.

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

Results of Operations

Three- and Six-Month Periods Ended June 30, 2009 compared to the Three- and Six-Month Periods Ended June 30, 2008

Revenue

Product sales for the three months ended June 30, 2009 increased $4,815, or 2%, to $271,528, compared to $266,713 for the three months ended June 30, 2008. Product sales for the six months ended June 30, 2009 increased $66,377, or 12%, to $639,473, compared to $573,096 for the six months ended June 30, 2008. This increase in revenue is primarily due to the acquisition of new customers. Additionally, the Company had licensing revenue for the six months ended June 30, 2009 of $14,167, compared to $22,500 for the six months ended June 30, 2008 related to product license agreements. Despite the slight increase in year-over-year revenue growth, the Company did see some customers postpone or reduce order sizes due to the general economic slowdown, particularly in the cord blood banking and cell supplier market segments.

Cost of Product Sales

Cost of product sales for the three months ended June 30, 2009 decreased by $8,510, or 4%, to $218,851, compared to $227,361 for the three months ended June 30, 2008, resulting in a gross margin as a percentage of revenue of 21% as compared to 18% for the same period in 2008. The decrease is primarily the result of the Company manufacturing its products starting in May 2009.

Cost of product sales for the six months ended June 30, 2009 increased by $63,365, or 16%, to $449,127, compared to $385,762 for the six months ended June 30, 2008, resulting in a gross margin as a percentage of revenue of 31% as compared to 35% for the same period in 2008. The increase is primarily attributable to higher costs for product purchased from the Company’s contract manufacturing organization (“CMO”).

Research and Development Expenses

Expenses relating to research and development for the three months ended June 30, 2009 increased $38,569, or 37%, to $141,946, compared to $103,377 for the three months ended June 30, 2008. The increase primarily is due to approximately $19,000 in personnel related costs due to new hires, an increase in contracted research projects of approximately $13,000, and an increase of approximately $9,000 in lab supplies and small equipment associated with the research and development lab facility build-out. These increases were offset by a decrease of approximately $3,000 in travel and related expenses.

For the six months ended June 30, 2009, research and development expenses increased $60,891, or 28%, to $275,570, compared to $214,679 for the six months ended June 30, 2008. The increase is due to higher personnel related costs, an increase in lab supplies and small equipment expenses, offset by a decrease in travel related costs.

Sales and Marketing Expenses

For the three months ended June 30, 2009, sales and marketing expenses increased $134,623, or 176%, to $211,038, compared to $76,415 for the three months ended June 30, 2008. The increase primarily is due to approximately $57,000 in personnel related costs due to new hires in sales and marketing, an increase of approximately $53,000 in trade show expenses, and an increase of approximately $20,000 in advertising and market research costs attributable to the Company’s sales and marketing strategy.

For the six months ended June 30, 2009, sales and marketing expenses increased $162,118, or 94%, to $334,619, compared to $172,501 for the six months ended June 30, 2008. The increase primarily is due to higher personnel related costs and an increase in expenses associated with advertising, market research and the Company’s attendance at trade shows.

General and Administrative Expenses

For the three months ended June 30, 2009, general and administrative expenses decreased $86,330, or 19%, to $379,172, compared to $465,502 for the three months ended June 30, 2008. The reduction primarily is due to a decrease of approximately $115,000 in litigation related legal fees. This decrease was offset by an increase of approximately $18,000 in stock-based compensation and an increase of approximately $17,000 in facility related expenses associated with the addition of the new production facility.

For the six months ended June 30, 2009, general and administrative expenses decreased $144,712, or 15%, to $833,247, compared to $977,959 for the six months ended June 30, 2008. The decrease is due to lower litigation related legal fees offset by an increase in stock-based compensation.

Manufacturing Start-up Costs

For the three months ended June 30, 2009, manufacturing start-up costs were $218,254. In the third quarter of 2008, to reduce cost of product sales and enhance its production flexibility, the Company decided to transition its manufacturing process in-house. The first production run was completed half way through the second quarter in May 2009. For the six months ended June 30, 2009, manufacturing start-up costs were $385,205.

Interest Expense

Interest expense increased to $118,267 for the three months ended June 30, 2009 from $78,782 for the three months ended June 30, 2008. The increase is due to a higher average debt balance.

For the six months ended June 30, 2009, interest expense increased to $225,120, compared to $124,200 for the same period ended June 30, 2008. The increase is due to a higher average debt balance.

Operating Expenses and Net Loss

For the three months ended June 30, 2009, operating expenses (excluding product costs) increased $305,116, or 47%, to $950,410, compared to $645,294 for the three months ended June 30, 2008. This increase primarily is attributed to the manufacturing start-up costs as the Company transitioned the manufacturing process in-house. The Company reported a net loss of ($1,012,928) for the three months ended June 30, 2009, compared to a net loss of ($662,494) for the three months ended June 30, 2008.

For the six months ended June 30, 2009, operating expenses (excluding product costs) increased $463,502, or 34%, to $1,828,641, compared to $1,365,139 for the six months ended June 30, 2008. The Company reported a net loss of ($1,850,495) for the six months ended June 30, 2009, compared to the net loss of ($1,308,020) for the six months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, the Company had $86,403 in cash and cash equivalents. To date, the Company has financed its operations primarily through proceeds from debt instruments including the Secured Convertible Multi-draw Term Loan Facilities described in detail below.

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

In May and July 2008, the Company received an additional $1,000,000 in total from the Investors pursuant to the Multi-Draw Term Loan Facility. On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, the Company received an additional $600,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities. In January and May 2009, the Company received an additional $1,900,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities, which brought the Company’s total principal balance owed under the Multi-Draw Term Loan Notes to $6,963,127, which leaves $2,036,873 left to draw from the Facilities at June 30, 2009. In July and August 2009, the Company received an additional $625,000 in total from the Investors pursuant to the Facilities.

Net Cash Used in Operating Activities

For the six month period ended June 30, 2009, net cash used in operating activities was $(1,542,332) as compared to net cash used in operating activities of $(1,064,389) for the six month period ended June 30, 2008. The $477,943 increase in net cash used by operations primarily is reflected in the higher net loss for the year to date, partially offset by non-cash operating expenses including depreciation and share-based compensation, and changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities consist of purchases of property and equipment. For the six month period ended June 30, 2009, the aggregate investment in property and equipment was $(369,989), compared to $(6,726) for the six month period ended June 30, 2008 primarily due to the manufacturing facility build-out.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $1,900,000 for the six month period ended June 30, 2009, which resulted from the draws taken on the Multi-Draw Term Loan Facilities. Net cash provided by financing activities totaled $1,102,333 for the six month period ended June 30, 2008 resulting primarily from draws taken on the Multi-Draw Term Loan Facilities.

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

Contractual Obligations

The Company did not enter into any significant contractual obligations during the six month period ended June 30, 2009. It had no significant contractual obligations not fully recorded on its Balance Sheets or fully disclosed in the Notes to our Financial Statements in Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission. The Company did not have any off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

Item 4T.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information required to be disclosed in the reports that are filed with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by its management, with the participation of the Company’s Chief Executive/Chief Financial Officer, the Chief Executive/Chief Financial Officer believes that these controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II: Other Information

Item 6.

Exhibits

See accompanying Index to Exhibits included after the signature page of this report for a list of exhibits filed or furnished with this report.

Exhibit No.	Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Dated: August 14, 2009	/s/ MICHAEL RICE
Michael Rice
President and Chief Executive Officer
(Principal Executive and Financial Officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

*Filed herewith