Form 10-K/A
period 2008-12-31
BIOLIFE SOLUTIONS INC
filed 2009-08-27
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-K /A

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

Explanatory Note

This Amendment is being filed to amend (a) Item 9A to include required disclosure regarding the auditor attestation report of the registered public accounting firm and disclose that management’s assessment of internal control of financial reporting concluded that its controls were effective, and (b) the contents of the certifications required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.  All other items are identical in all respects to that contained in the Form 10-K filing filed on March 31, 2009.

i

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

The Company’s management conducted an evaluation of the design effectiveness of its internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of December 31, 2008. This design review of the control environment consisted of a top-down approach to risk assessment according to principles as provided for by SEC guidance and did not identify any material weaknesses.   The Company evaluated the effectiveness of its internal controls over financial reporting based primarily on management’s daily interaction with its control environment. Based on our assessment, we conclude that as of December 31, 2008 our internal control over financial reporting was  effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

(a)

1.

Financial Statements

The financial statements required by this item are included herein:

(a)

3.

Exhibits

See Exhibit Index below for exhibits filed as part of this Annual Report on Form 10-K

Exhibit
Number	Document
3.1	Certificate of Incorporation, as amended. (1)
3.2	By-Laws, and amendment, dated March 19, 1990, thereto. (1)
4.1	Specimen of Common Stock Certificate. (1)
10.1	Stock Option Plan, dated July 7, 1988, and amendment, dated July 19, 1989. (1)
10.2	1998 Stock Option Plan (2)
10.3	Employment Agreement dated July 26, 2006 between the Company and Michael Rice (3) ^
10.4	Amendment to Employment Agreement dated February 7, 2007 between the Company and Michael Rice (4) ^
10.5	Manufacturing Service Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (5)
10.6	Quality Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (5)
10.7	Storage Services Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (5)
10.8	Order Fulfillment Services Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (5)
10.9	Lease Agreement dated August 1, 2007 for facility space 3303 Monte Villa Parkway, Bothell, WA 98021 (6)
10.10	Consulting Agreement dated August 7, 2007 between the Company and Roderick de Greef (7)
10.11	Secured Convertible Multi-Draw Term Loan Facility Agreement dated January 11, 2008, between the Company and Thomas Girschweiler (8)
10.12	Secured Convertible Multi-Draw Term Loan Facility Agreement dated January 11, 2008, between the Company and Walter Villiger (8)
10.13	First Amendment to the Secured Convertible Multi-Draw Term Loan Facility Agreement dated October 20, 2008, between the Company, Thomas Girschweiler, and Walter Villiger* *
10.14	Promissory Note dated October 20, 2008 issued by the Company to Thomas Girschweiler * *
10.15	Promissory Note dated October 20, 2008 issued by the Company to Walter Villiger * *
10.16	First Amendment to the Lease, dated the November 4, 2008, between the Company and Monte Villa Farms, LLC * *
31*	Amended Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Amended Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

**

Previously filed

^

Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 27, 2009	BIOLIFE SOLUTIONS, INC.

/s/MICHAEL RICE
Michael Rice
Chief Executive Officer and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 27, 2009	/s/MICHAEL RICE
Michael Rice
Director

Date:	August 27, 2009	/s/RODERICK DE GREEF
Roderick de Greef
Director

Date:	August 27, 2009	/s/HOWARD S. BRESLOW
Howard S. Breslow
Director

Date:	August 27, 2009	/s/THOMAS GIRSCHWEILER
Thomas Girschweiler
Director

Date:	August 27, 2009	/s/RAYMOND COHEN
Raymond Cohen
Director

Date:	August 27, 2009	/s/ANDREW HINSON
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