Form 10-Q/A
period 2009-03-31
BIOLIFE SOLUTIONS INC
filed 2009-08-27
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

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

The registrant had 69,639,854 shares of Common Stock, $0.001 par value per share, outstanding as of August 27, 2009.

Explanatory Note

This Amendment is being filed to amend (a) Item 4T-Controls and Procedures to eliminate descriptive language defining the term “effective”, and (b) the contents of the certifications required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.  All other items are identical in all respects to that contained in the Form 10-Q filed on May 15, 2009.

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

Item 4T.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information required to be disclosed in the reports that are filed with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by its management, with the participation of the Company’s Chief Executive/Chief Financial Officer, the Chief Executive/Chief Financial Officer believes that these controls and procedures are effective ..

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

BIOLIFE SOLUTIONS, INC.

Dated: August 27, 2009	/s/ MICHAEL RICE
Michael Rice
President and Chief Executive Officer
(Principal Executive and Financial Officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Amended Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Amended Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *Filed herewith

14