Form 10-Q
period 2009-09-30
BIOLIFE SOLUTIONS INC
filed 2009-11-16
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The registrant had 69,639,854 shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2009.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

1

Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008

1

Statements of Operations (unaudited for the three-month and nine-month periods ended September 30, 2009 and 2008

2

Statements of Cash Flows (unaudited for the nine-month periods ended
September 30, 2009 and 2008

3

Notes to Financial Statements (unaudited)

4

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 4T.    Controls and Procedures

13

PART II.  OTHER INFORMATION

Item 6.      Exhibits

14

Signatures

15

Index to Exhibits

16

i

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

BioLife Solutions, Inc.

Balance Sheets
(unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$95,814	$98,724
Accounts receivable, trade, net of allowance for doubtful accounts of $5,000 and $29,000 at September 30, 2009 and December 31, 2008, respectively	369,329	279,192
Inventories	237,651	625,291
Prepaid expenses and other current assets	138,814	19,483
Total current assets	841,608	1,022,690

Property and equipment
Leasehold improvements	202,270	––
Furniture and computer equipment	164,964	109,753
Manufacturing and other equipment	319,224	210,558
Subtotal	686,458	320,311
Less: Accumulated depreciation and amortization	(254,224)	(190,214)
Net property and equipment	432,234	130,097
Long term deposits	36,166	17,835
Total assets	$1,310,008	$1,170,622

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$211,825	$659,133
Accrued expenses	196,284	242,182
Deferred revenue	25,833	25,833
Promissory notes payable, related parties	7,588,127	––
Accrued interest, related parties	632,372	––
Total current liabilities	8,654,441	927,148

Long term liabilities
Promissory notes payable, related parties	––	5,063,127
Accrued interest, related parties	––	278,961
Deferred revenue, long term	154,167	72,500
Total liabilities	8,808,608	6,341,735

Commitments and Contingencies

Stockholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized, 69,639,854 issued and outstanding at September 30, 2009 and December 31, 2008	69,640	69,640
Additional paid-in capital	42,287,747	42,202,117
Accumulated deficit	(49,855,987)	(47,442,870)
Total stockholders' equity (deficiency)	(7,498,600)	(5,171,113)
Total liabilities and stockholders' equity (deficiency)	$1,310,008	$1,170,622

See accompanying notes.

BioLife Solutions, Inc.

Statements of Operations
(unaudited)

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2009	2008	2009	2008
Revenue
Product sales	$441,526	$296,620	$1,080,999	$869,716
Licensing revenue	5,834	11,250	20,001	33,750
Total revenue	447,360	307,870	1,101,000	903,466
Cost of product sales	329,545	133,770	778,673	519,532
Gross profit	117,815	174,100	322,327	383,934
Operating expenses
Research and development	73,267	94,133	348,837	308,813
Sales and marketing	132,163	80,400	466,783	252,900
General and administrative	345,270	481,771	1,178,517	1,459,731
Manufacturing start-up costs	––	106,294	385,205	106,294
Total operating expenses	550,700	762,598	2,379,342	2,127,738

Operating loss	(432,885)	(588,498)	(2,057,015)	(1,743,804)

Other income (expenses)
Interest income	168	1,052	1,043	5,791
Other income	––	––	––	10,495
Interest expense	(128,292)	(75,379)	(353,412)	(199,579)
Loss on disposal of property and equipment	(1,612)	––	(3,734)	––
Amortization of deferred financing costs	––	––	––	(43,750)
Total other income (expenses)	(129,736)	(74,327)	(356,103)	(227,043)

Net Loss	$(562,621)	$(662,825)	$(2,413,118)	$(1,970,847)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,639,854	69,639,854	69,639,854	69,628,865

See accompanying notes.

BioLife Solutions, Inc.

Statements of Cash Flows
(unaudited)

	Nine-month Period Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(2,413,118)	$(1,970,847)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	66,879	20,722
Loss on disposal of property and equipment	3,734	––
Amortization of deferred financing costs	––	43,750
Share-based compensation expense	85,630	53,903
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(90,137)	(61,640)
Inventories	387,639	(488,664)
Prepaid expenses and other assets	(137,663)	(19,742)
Increase (Decrease) in
Accounts payable	(447,308)	557,487
Accrued expenses	(45,896)	32,867
Accrued interest, related parties	353,412	199,579
Deferred revenue	81,667	101,250
Net cash used in operating activities	(2,155,160)	(1,531,335)

Cash flows from investing activity
Purchase of property and equipment	(372,750)	(42,425)
Net cash used in investing activity	(372,750)	(42,425)

Cash flows from financing activities
Proceeds from promissory notes payable, related parties	2,525,000	1,600,000
Proceeds from exercise of options	––	2,333
Net cash provided by financing activities	2,525,000	1,602,333

Net increase (decrease) in cash and cash equivalents	(2,910)	28,573

Cash and cash equivalents - beginning of period	98,724	56,497

Cash and cash equivalents - end of period	$95,814	$85,070

Non-cash items:
Transfer of accrued interest to promissory notes payable	$––	$113,127

See accompanying notes.

BioLife Solutions, Inc.

Notes to Financial Statements
(unaudited)

1.

Nature of the Business

BioLife Solutions, Inc. ("BioLife” or the “Company”) develops, manufactures, and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provides contracted research and development and consulting services related to optimization of biopreservation processes and protocols. Its proprietary HypoThermosol® ,CryoStor™, and BloodStor™ biopreservation media products are marketed to companies, laboratories, and academic institutions engaged in research and commercial clinical applications. The Company’s line of serum-free and protein-free biopreservation solutions are fully defined and formulated to reduce preservation-induced, delayed-onset cell damage and death. This platform enabling technology provides academic and clinical researchers significant improvement in biologic source material shelf life and also post-thaw isolated cell, tissue, and organ viability and function.

2.

Financial Condition and Going Concern

The Company has been unable to generate sufficient income from operations in order to meet its operating needs and has an accumulated deficit of approximately $50 million at September 30, 2009. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

On January 11, 2008, the Company entered into a two-year Secured Convertible Multi-Draw Term Loan Facility Agreement with each of the Investors, pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of the existing indebtedness of the Company to the Investor, represented by the Notes, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least Two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets.

In May and July 2008, the Company received an additional $1,000,000 in total from the Investors pursuant to the Multi-Draw Term Loan Facility. On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, the Company received an additional $600,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities. In January, May, July and August 2009, the

Company received an additional $2,525,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities, which brought the Company’s total principal balance owed under the Multi-Draw Term Loan Notes to $7,588,127, which leaves $1,411,873 left to draw from the Facilities at September 30, 2009. The Multi-Draw Term Loan Facility is due to be repaid on January 11, 2010 and the Company is in discussions with the Investors to grant an extension of the repayment date, until such time the Company becomes cash flow positive or is able to raise additional capital from other sources. The Company has analyzed the Facility in accordance with the authoritative literature with respect to derivative accounting related to the contingent conversion feature of the promissory notes at a variable exercise price. According to the Company’s analysis, the resulting derivative is not material to the transaction or to the financial statements taken as a whole.

Management believes that continued access to the amended Multi-Draw Term Loan Facilities, and an extension of the due date thereof, in combination with cash generated from operations, will provide sufficient funds for the next nine months. However, the Company would require additional capital in the immediate short term if its ability to draw on the amended Multi-Draw Term Loan Facilities is restricted or terminated, or if the Investors do not extend the due date for repayment of January 11, 2010. Other factors that would negatively impact the Company’s ability to finance its operations include (i) significant reductions in revenue, (ii) increased capital expenditures, (iii) significant increases in cost of goods and operating expenses, or; (iv) an adverse outcome resulting from current litigation. The Company expects that it may need additional capital to reach a sustainable level of positive cash flow. Although the Investors who have provided the amended Multi-Draw Term Loan Facilities historically have demonstrated a willingness to grant access to the Facilities and renegotiate terms of previous credit arrangements, there is no assurance they will continue to do so in the future, or that they will provide an extension of repayment date of January 11, 2010. If the Investors were to become unwilling to provide access to additional funds through the amended Multi-Draw Term Loan Facilities, or demand repayment on January 10, 2010, the Company would need to find immediate additional sources of capital. There can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations.

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

In the opinion of management, the accompanying unaudited financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements included on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC.

Reclassifications

Certain prior period amounts in the financial statements have been reclassified to conform to current period presentation. There has been no impact on previously reported net loss or stockholders’ equity (deficit).

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance (which does not have an impact on the Company’s accounting). Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of a selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The authoritative guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption is allowable and the Company intends to adopt the guidance on January 1, 2010. The Company believes adoption of this new guidance will not have a material effect on its financial statements.

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

4.

Inventories

	September 30, 2009	December 31, 2008
Product, Finished Goods	$143,885	$502,089
Product, Work in Progress	38,310	113,382
Raw Materials	55,456	9,820
Total Inventory	$237,651	$625,291

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

During the nine month period ended September 30, 2009, and subsequent to the expiration of the Company’s 1998 Stock Option Plan, the Company issued, outside of its plans, non-incentive stock options for an aggregate of 1,765,000 shares of Company common stock to five directors and four employees. Options to purchase 750,000 shares were awarded to five outside directors which vest 100% on the first anniversary date of the awards. Options to purchase 1,015,000 shares were awarded to four employees which vests as follows: twenty-five percent on the first anniversary date of the award, and then one-thirty sixth of the remaining balance in each of the ensuing thirty-six months following the first anniversary date of the award.

The Company recorded stock compensation expense of $85,630 and $53,903 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the Company had approximately $124,250 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this compensation expense over a weighted average period of approximately two and one quarter years.

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

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions:

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2009	2008	2009	2008
Risk free interest rate	––	––	1.78%	2.67%
Dividend yield	––	––	0.0%	0.0%
Expected term (in years)	––	––	6.4	7
Volatility	––	––	82.27%	73.74%

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2009 is as follows:

	Shares	Wgtd. Avg. Exercise Price
Outstanding at December 31, 2008	8,000,000	$0.09
Granted	1,765,000	0.09
Exercised	––	––
Forfeited/expired	(460,000)	0.17
Outstanding at September 30, 2009	9,305,000	$0.07
Outstanding options vested and exercisable at September 30, 2009	5,615,834	$0.09

There were no option awards granted during the three months ended September 30, 2009 and 2008. The weighted average grant-date fair value of option awards granted was $.06 and $.04 per share during the nine months ended September 30, 2009 and 2008, respectively.

Information related to options outstanding at September 30, 2009 is as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.04-$0.07	2,825,000	7.73	$0.06
$0.08-$0.09	5,665,000	7.67	$0.08
$0.10-$1.25	815,000	6.68	$0.16
	9,305,000	5.22	$0.07

6.

Net Loss per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the periods ending September 30, 2009 and 2008 as the effect would be anti-dilutive. Common stock equivalents include stock options, warrants, and convertible debt.

7.

Related Party Transactions

The Company incurred $5,143 and $4,433 in legal fees during the three months ended September 30, 2009 and 2008, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner. Pursuant to a consulting agreement disclosed on the Company’s 8-K filing dated November 19, 2007, the Company incurred $26,000 and $30,000 in consulting fees during the three months ended September 30, 2009 and 2008, respectively, for services provided by a director and stockholder of the Company.

During the nine months ended September 30, 2009 and 2008 the Company incurred $22,950 and $68,075 in legal fees for services provided by a law firm in which a director and stockholder of the Company is a partner. The Company incurred $86,000 and $90,000 in consulting fees during the nine months ended September 30, 2009 and 2008, respectively, for services provided by a director and stockholder of the Company.

Included in accounts payable and accrued expenses are $18,337 and $37,116 due to related parties for services rendered as of September 30, 2009 and December 31, 2008, respectively.

8.

Subsequent Events

The Company evaluated events occurring between the end of its fiscal quarter, September 30, 2009, and through November 13, 2009 when the financial statements were issued.

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

We develop, manufacture, and market patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provide contracted research and development and consulting services related to optimization of biopreservation processes and protocols. Our proprietary HypoThermosol®, CryoStor™, and BloodStor™ biopreservation media products are marketed to companies, laboratories, and academic institutions engaged in research and commercial clinical applications. Our line of serum-free and protein-free biopreservation solutions are fully defined and formulated to reduce preservation-induced, delayed-onset cell damage and death. This platform enabling technology provides academic and clinical researchers significant improvement in biologic source material shelf life and also post-thaw isolated cell, tissue, and organ viability and function.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had $95,814 in cash and cash equivalents. To date, the Company has financed its operations primarily through proceeds from debt instruments including the Secured Convertible Multi-draw Term Loan Facilities described in detail below.

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

In May and July 2008, the Company received an additional $1,000,000 in total from the Investors pursuant to the Multi-Draw Term Loan Facility. On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, the Company received an additional $600,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities. In January, May, July and August 2009, the Company received an additional $2,525,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities, which brought the Company’s total principal balance owed under the Multi-Draw Term Loan Notes to $7,588,127, which leaves $1,411,873 left to draw from the Facilities at September 30, 2009. The Multi-Draw Term Loan Facility is due to be repaid on January 11, 2010 and the Company is in discussions with the Investors to grant an extension of the repayment date, until such time the Company becomes cash flow positive or is able to raise additional capital from other sources. The Company has analyzed the Facility in accordance with the authoritative literature with respect to derivative accounting related to the contingent conversion feature of the promissory notes at a variable exercise price. According to the Company’s analysis, the resulting derivative is not material to the transaction or to the financial statements taken as a whole.

Operating Capital and Capital Expenditure Requirements

The Company believes that continued access to the Multi-Draw Term Loan Facilities, which requires an agreement to provide an extension of the Facility, in combination with cash generated from operations, will provide sufficient funds for the next nine months. However, the Company would require additional capital in the immediate short term if the Company’s ability to draw on the Multi-Draw Term Loan Facilities is restricted or terminated. Other factors that would negatively impact the Company’s ability to finance its operations include (i) significant reductions in revenue (ii) increased capital expenditures (iii) significant increases in cost of goods and operating expenses or; (iv) an adverse outcome resulting from current litigation. The Company expects that it may need additional capital to reach a sustainable level of positive cash flow. Although the Investors who have provided the Multi-Draw Term Loan Facilities have historically demonstrated a willingness to grant access to the Facilities, there is no assurance they will continue to do so in the future. If the Investors were to become unwilling to provide access to additional funds through the Multi-Draw Term Loan Facilities, the Company will need to find immediate additional sources of capital and there can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unable to secure additional capital, as circumstances require, it may not be able to continue its operations.

Net Cash Used in Operating Activities

For the nine month period ended September 30, 2009, net cash used in operating activities was $(2,155,160) as compared to net cash used in operating activities of $(1,531,335) for the nine month period ended September 30, 2008. The $623,825 increase in net cash used by operations primarily is reflected in the higher net loss for the year to date, partially offset by non-cash operating expenses including depreciation and share-based compensation, and changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities consisted of purchases of property and equipment. For the nine month period ended September 30, 2009, the aggregate investment in property and equipment was $(372,750), compared to $(42,425) for the nine month period ended September 30, 2008, primarily due to the manufacturing facility build-out.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $2,525,000 for the nine month period ended September 30, 2009, which resulted from the draws taken on the Multi-Draw Term Loan Facilities. Net cash provided by financing activities totaled $1,602,333 for the nine month period ended September 30, 2008 resulting primarily from draws taken on the Multi-Draw Term Loan Facilities.

Results of Operations

Three- and Nine-Month Periods Ended September 30, 2009 compared to the Three- and Nine-Month Periods Ended September 30, 2008

Revenue

Product sales for the three months ended September 30, 2009 increased $144,906, or 49%, to $441,526, compared to $296,620 for the three months ended September 30, 2008. Product sales for the nine months ended September 30, 2009 increased $211,283, or 24%, to $1,080,999, compared to $869,716 for the nine months ended September 30, 2008. This increase in revenue is primarily due to higher product sales to existing customers, the acquisition of new customers, and initial sales of our new product BloodStor™. Additionally, licensing revenue for the nine months ended September 30, 2009 was $20,001, compared to $33,750 for the nine months ended September 30, 2008 related to product license agreements.

Cost of Product Sales

Cost of product sales for the three months ended September 30, 2009 increased by $195,775, or 146%, to $329,545, compared to $133,770 for the three months ended September 30, 2008, resulting in a gross margin as a percentage of revenue of 26% as compared to 57% for the same period in 2008.

Cost of product sales for the nine months ended September 30, 2009 increased by $259,141, or 50%, to $778,673, compared to $519,532 for the nine months ended September 30, 2008, resulting in a gross margin as a percentage of revenue of 29% as compared to 42% for the same period in 2008. The gross margin for both periods reflects the transition from a contract manufacturer to internal manufacturing which began in May 2009. The initial period of in-house production included lower factory utilization during the start-up phase, which resulted in gross margins less than we expect to realize in future periods.

Research and Development Expenses

Expenses relating to research and development for the three months ended September 30, 2009 decreased $20,866, or 22%, to $73,267, compared to $94,133 for the three months ended September 30, 2008. The decrease primarily is due to approximately $11,000 in personnel related cost due to the reduction in workforce at the end of July, and a decrease of approximately $8,000 in consulting and contract research expenses due to the timing of outside contracted research and development activities.

For the nine months ended September 30, 2009, research and development expenses increased $40,024, or 13%, to $348,837, compared to $308,813 for the nine months ended September 30, 2008. The increase primarily is due to higher lab supplies and small equipment expenses related to the build-out of the research and development lab facility.

Sales and Marketing Expenses

For the three months ended September 30, 2009, sales and marketing expenses increased $51,763, or 64%, to $132,163, compared to $80,400 for the three months ended September 30, 2008. The increase primarily is due to approximately $48,000 in personnel related costs due to new hires in sales and marketing and an increase of approximately $4,000 in association dues and subscriptions, offset by a decrease of approximately $9,000 in trade show and travel related costs resulting from the timing of certain expenses.

For the nine months ended September 30, 2009, sales and marketing expenses increased $213,883, or 85%, to $466,783, compared to $252,900 for the nine months ended September 30, 2008. The increase primarily is due to higher personnel related costs and an increase in expenses associated with advertising, market research and attendance at trade shows.

General and Administrative Expenses

For the three months ended September 30, 2009, general and administrative expenses decreased $136,501, or 28%, to $345,270, compared to $481,771 for the three months ended September 30, 2008. The reduction primarily is due to lower costs of approximately $144,000 in professional and legal fees.

For the nine months ended September 30, 2009, general and administrative expenses decreased $281,214, or 19%, to $1,178,517, compared to $1,459,731 for the nine months ended September 30, 2008. The decrease primarily is due to lower litigation related legal fees.

Manufacturing Start-up Costs

There were no manufacturing start-up costs for the three months ended September 30, 2009. In the third quarter of 2008, to reduce cost of product sales and enhance its production flexibility, we decided to transition our manufacturing process in-house. The first production run was completed half way through the second quarter in May 2009. For the nine months ended September 30, 2009, manufacturing start-up costs were $385,205.

Interest Expense

Interest expense increased to $128,292 for the three months ended September 30, 2009 compared to $75,379 for the three months ended September 30, 2008. The increase is due to a higher average debt balance.

For the nine months ended September 30, 2009, interest expense increased to $353,412, compared to $199,579 for the same period ended September 30, 2008. The increase is due to a higher average debt balance.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the three month period ended September 30, 2009. It had no significant contractual obligations not fully recorded on its Balance Sheets or fully disclosed in the Notes to our Financial Statements in Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission. The Company did not have any off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

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

There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: November 13, 2009	/s/ MICHAEL RICE
Michael Rice
President and Chief Executive Officer
(Principal Executive and Financial Officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.

Description

31.1*

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith