Form 10-K
period 2009-12-31
BIOLIFE SOLUTIONS INC
filed 2010-03-30
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-K
———————
(Mark One)
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to__________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post said files).  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐              Accelerated filer ☐                Non-accelerated filer ☐               Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $2,822,210.

As of March 29, 2010, 69,679,854 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1. BUSINESS

Note: The terms “the Company,” “us,” “we” and “our” refer to BioLife Solutions, Inc.

Overview

BioLife Solutions, Inc. ("BioLife” or the “Company”), a life sciences tools provider, was incorporated in 1998 in Delaware as a wholly owned subsidiary of Cryomedical Sciences, Inc. ("Cryomedical"), a company that was engaged in manufacturing and marketing cryosurgical products. In 2002, BioLife was merged into Cryomedical, which changed its name to BioLife Solutions, Inc.  Our product and service offerings include:

•	Patented hypothermic storage and cryopreservation media products for cells, tissues, and organs

•	Generic formulations of blood stem cell freezing media products

•	Custom product formulation and custom packaging services

•	Contracted research and development and consulting services related to optimization of biopreservation processes and protocols.

•	Contract aseptic manufacturing services

Our proprietary HypoThermosol®, CryoStor™, and generic BloodStor™ biopreservation media products are marketed to companies, laboratories, and academic institutions engaged in research and commercial clinical applications. Our product line of serum-free and protein-free biopreservation media products are fully defined and formulated to reduce preservation-induced, delayed-onset cell damage and death. This platform enabling technology provides academic and clinical researchers significant extension in biologic source material shelf life and also improved post-thaw cell, tissue, and organ viability and function.

Our Oprincipal executive offices are located at 3303 Monte Villa Parkway, Suite 310, Bothell, WA 98021 and the telephone number is (425) 402-1400.

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

Because of the cascading destructive cellular effects that begin with the reduction or arrest of metabolism as a result of cooling, and end with cell death through apoptosis and necrosis, development of new methods of cell and tissue preservation are important to ensure that cell-based and tissue-engineered products survive the trip from the factory to the operating room in good working order and do not die during transplantation. Improved post-thaw cell, tissue and organ viability, function, longer shelf life and transport time are the key unmet needs in the field of preservation of biologic material.

Our scientific research activities over the last 20 years enabled a detailed understanding of the molecular basis for the cryogenic destruction of cells through apoptosis. This research led directly to the development of our specifically formulated and patented HypoThermosol technology. Working from the HypoThermosol technology base, we developed a family of proprietary cell, tissue and organ specific hypothermic storage and cryopreservation media solutions to address the current unmet needs of academic and clinical researchers and transplant physicians. Our products are specifically formulated to:

•	Minimize cell and tissue swelling
•	Remove free radicals upon formation
•	Maintain appropriate ion balances
•	Provide regenerative, high energy substrates to stimulate recovery upon warming
•	Avoid the creation of an acidic state (acidosis)
•	Inhibit the onset of apoptosis

A key feature of our products is their fully “defined” nature. All of our products are serum-free, protein-free and packaged under sterile conditions using United States Pharmaopeia (“USP”) grade or highest quality available synthetic components.

The results of independent testing demonstrate that our patented HypoThermosol solutions significantly extend shelf-life and improve cell and tissue post-thaw viability and function, which may, in turn, improve clinical outcomes for existing and new cell and tissue therapy applications. Our proprietary HypoThermosol technology is optimized based on low temperature molecular biology principles and genetic analysis. Competing biopreservation media products are often formulated with culture media, animal serum, a sugar, and in the case of cryopreservation media, a cryoprotectant such as Dimethyl Sufoxide (“DMSO”). A key differentiator of our proprietary formulations is the tuning and optimizing of the key ionic component concentrations for hypothermic environments, as opposed to normal body temperature around 37°C, as is found in culture media based formulas. Our research and intellectual property related to the cellular stress response to cold temperature also led to discoveries in the field of cryosurgery. Specifically, through contracted research and completion of the specific aims of two National Institutes of Health (“NIH”) Small Business Innovative Research (“SBIR”) grants awarded to Cryomedical Sciences, our predecessor, and to BioLife, we determined via in vitro experiments on cancer cells, that the combination of chemotherapy and cryosurgery was more effective than cryosurgery alone. This intellectual property was excluded from the asset sold to Endocare in 2002, and has been the subject of extensive publications.

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

CryoStor™ CS2

CryoStor CS2, a member of the CryoStor series of solutions, addresses the molecular-biological properties of systems undergoing preservation processes. CryoStor CS2 has been further formulated to provide reduced concentrations of cryoprotective agents (2% DMSO), for use in applications where a reduction in the levels of DMSO is preferred.

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

BloodStor™

BloodStor is a new family of generic blood cell freezing media products.  BloodStor 55-5 is a GMP grade offering of the traditional 55% DMSO, 5% Dextran cord blood stem cell freezing media.  This product is packaged in sterile, single-use vials and also custom bulk packaging.

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

Tissue engineering has led to the development of several artificial tissue substitutes for the therapeutic treatment of injury and disease. The process of preparing engineered tissue involves isolation of cells, manipulation and purification, expansion to larger quantities – often requiring appropriate media and support materials, some mechanism to control differentiation and longevity of the cells, and processes and conditions for maintaining viability during transportation and storage. The development of effective delivery systems for engineered tissue has been the subject of enormous investment for the last several years. These delivery systems serve to protect cells from arduous conditions during culture and distribution, and are often vital for protection of cells.

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

Our target markets include:

•	Cell and tissue banking
•	Cell suppliers
•	Cord blood collection and storage
•	Toxicity testing
•	Hair transplantation
•	Reproductive biology
•	Tissue engineering
•	Organ transplantation
•	Cellular therapy
•	Pharmaceutical drug discovery

We are unable to forecast potential product sales in any of these markets because most of these markets are in their infancy, and it should be noted that in some of these segments we do not currently and may never participate as a result of a number of factors.

Sales and Marketing

On May 12, 2005, we signed an Exclusive Private Labeling and Distribution Agreement (“VWR Agreement”) with VWR International, Inc., a global leader in the distribution of scientific supplies, pursuant to which we manufactured our HypoThermosol and CryoStor product lines under the VWR label for sale by VWR to non-clinical customers in North America and Western Europe.

On February 25, 2008, we sent VWR International, Inc. a notice of termination, effective February 29, 2008, which discontinued the VWR Agreement, due to VWR’s failure to cure a breach of the agreement.

In addition to our direct sales activities, we have STEMCELL Technologies, Sigma-Aldrich, and NexBio as distributors.

Manufacturing

In October 2007, we entered into non-exclusive master services, quality, and order fulfillment agreements with Bioserv Inc, a division of NextPharma Technologies, Inc., a leading contract manufacturing organization (“CMO”) and provider of product development, contract manufacturing and distribution outsourcing services to the pharmaceutical, specialty pharmaceutical, generics and biotech industries.

In the third quarter of 2008, in order to lower our cost of product sales and increase our production flexibility, we decided to transition to internal manufacturing and maintain our relationship with our previous contract manufacturing organization as a contingency for additional production capacity.  Our internal production facility was validated and became operational during the second quarter of 2009.  In December 2009, our quality and manufacturing systems became certified to ISO 13485:2003.  We also adhere to 21 CFR Part 820 - Quality System Regulation for Good Manufacturing Practices (GMP) of medical devices, 21 CFR Parts 210 and 211 covering GMP for Aseptic Production, Volume 4, EU Guidelines, Annex 1 for the Manufacture of Sterile Medicinal Products, ISO 13408 for aseptic processing of healthcare products, and ISO 14644 for Clean Rooms and Associated Controlled Environments.  We expect to achieve CE Mark conformity for our products in 2010.

Governmental Regulation

As an ancillary or excipient reagent used in the production, transportation, and/or clinical delivery of other developed technologies, HypoThermosol, CryoStor, and BloodStor are not subject to specific FDA pre-market approval for drugs, devices, or biologics. In particular, we are not required to sponsor formal prospective, controlled clinical-trials in order to establish safety and efficacy. However, it is highly likely that all potential customers would require that we comply with Current Good Manufacturing Procedures (“cGMP”) as mandated by FDA. In 2008, we completed small animal safety studies on our products in collaboration with the Fred Hutchinson Cancer Research Center in Seattle.

There can be no assurance that we will not be required to obtain approval from the FDA prior to marketing any of our products in the future. We do not market our products for use in embryo and gamete preservation or for tissue or organ transplants, and expect that we will need to obtain pre market approval from the FDA before we do so. This would entail substantial financial and other resources and could take several years before the products are approved, if at all. During 2009, we submitted updated Type II Master Files to the FDA for CryoStor and HypoThermosol. These enhanced regulatory submissions provide the FDA with information regarding the quality of components used in the formulation of our products, the manufacturing process, our quality system, and stability testing that we have performed. Customers engaged in clinical applications who wish to notify the FDA of their intention to use our products in their product development and manufacturing process can now request a cross-reference to our Master Files.

Intellectual Property

We currently have six issued U.S. patents, one issued European patents, one issued Japanese patents, and several pending patent applications.

In addition to our corporate logo and name, we have registered the following marks:

•	HypoThermosol
•	GelStor
•	Powering the Preservation Sciences
•	CryoStor CS2
•	BioPreservation Today
•	CP-RXCUE
•	BloodStor
•	CryoStor

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

Research and Development

We currently employ a team of one FTE (“full time equivalent”) and several partial FTE research scientists some of whom hold Ph.D. degrees in molecular biology or related fields. We also conduct collaborative research with several leading academic and commercial entities in our strategic markets.

During 2009 and 2008, we spent approximately $414,500 and $457,600, respectively, on research and development activities. In 2007, we established a Scientific Advisory Board (SAB) comprised of external members including leaders in the fields of cellular therapy, preservation of biologic material, and regulatory compliance. These members advise us on our product development and overall marketing strategies. The current members are:

•
Shelly Heimfeld, Ph.D., Director of the Cellular Therapy Laboratory at the Fred Hutchinson Cancer Research Center in Seattle, and President of the International Society of Cellular Therapy. Dr. Heimfeld is internationally recognized for research in hematopoietic-derived stem cells and the development of cell processing technologies for improved cancer therapy.

•
Dayong Gao, Ph.D., Professor of Biomedical Engineering at the University of Washington in Seattle. Dr. Gao has been actively engaged in cryopreservation research for more than 20 years, and has authored over 130 peer-reviewed journal articles on cryopreservation.

•
Darin Weber, Ph.D., a leading regulatory expert for cellular and tissue based products, and former FDA cellular therapy reviewer. Dr. Weber’s knowledge of the regulatory landscape for cell and gene therapy is extensive and directly relevant to our business since our biopreservation solutions are a critical process component in several active clinical trials for new cellular therapy products.

•
Andrew Hinson, Vice President for Clinical and Regulatory Affairs for CardioPolymers, Inc. (formerly Symphony Medical, Inc.) since 2004. CardioPolymers is a venture capital backed privately-held developer of therapeutic biopolymer therapies for the treatment of heart failure and other cardiac abnormalities.

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

Our competitors include Life Technologies Corp. (formally Invitrogen), Lonza, Sigma Aldrich, and less than 5 other much smaller companies. However, it is our belief that in-house formulated biopreservation media, whereby the user purchases raw ingredients and manually mixes the ingredients, satisfies the large majority of the annual demand thereof. Our products offer significant advantages over in-house formulations including, time saving, improved quality of components, more rigorous quality control release testing, and improved preservation efficacy.

We expect competition to intensify with respect to the areas in which we are involved as technical advances are made and become more widely known.

Employees

At December 31, 2009, we had 10 employees, of whom two were engaged in aseptic production; two were engaged in quality assurance; one in research and development; two were engaged in sales and marketing; and three were engaged in finance and administration. Our employees are not covered by any collective bargaining agreement. We consider relations with our employees to be good.

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

We also make our periodic and current reports available, free of charge, on our website, www.BioLifeSolutions.com, as soon as reasonably practicable after such material is electronically filed with the SEC. Information available on our website is not a part of, and is not incorporated into, this annual report on Form 10-K.

Safe Harbor for Forward-Looking Statements Under the Securities Litigation Reform Act of 1995; Risk Factors

This Annual Report on Form 10-K and other reports, releases, and statements (both written and oral) issued by the Company and its officers from time to time may contain statements concerning our future results, future performance, intentions, objectives, plans, and expectations that are deemed to be “forward-looking statements.” Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results, performance, and achievements may differ significantly from those discussed or implied in the forward-looking statements as a result of a number of known and unknown risks and uncertainties including, without limitation, those discussed below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans will be achieved. Words such as “believes,” “anticipates,” “expects,” “intends,” “may,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any of these forward-looking statements.

ITEM 1A. RISK FACTORS

The risks presented below may not be all of the risks we may face. These are the factors that we believe could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on our business and financial performance. The industry in which we compete is very competitive and changes rapidly. Sometimes new risks emerge and management may not be able to predict all of them or how they may cause actual results to be different from those contained in any forward-looking statements. One should not rely upon forward-looking statements as a prediction of future results.

We have a history of losses and may never achieve or maintain profitability.

We have incurred annual operating losses since inception, and may continue to incur operating losses because new products will require substantial development, clinical, regulatory, manufacturing, marketing, and other expenditures. For the fiscal years ended December 31, 2009 and December 31, 2008, we had net losses of $(2,768,352) and $(2,775,117), respectively. As of December 31, 2009, our accumulated deficit was $(50,211,221). We may not be able to successfully commercialize our current or future products, achieve significant revenues from sales, or achieve or sustain profitability. Successful completion of our commercialization program and our transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.

The market for our Common Stock is limited and our stock price is volatile.

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

There is uncertainty surrounding our ability to successfully commercialize our biopreservative solutions.

Our growth depends, in part, on our continued ability to successfully develop, commercialize and market our HypoThermosol, CryoStor, and BloodStor biopreservation media products. Even in markets that do not require us to undergo clinical trials and obtain regulatory approvals, our products will not be used unless they present an attractive alternative to competitive products and if the benefits and cost savings achieved through their use outweigh the cost of the solutions.

The success of our HypoThermosol, CryoStor, and BloodStor biopreservation media products is dependant, in part, on the commercial success of new cell and gene therapy technology.

We are developing biopreservative media for, and marketing our HypoThermosol, CryoStor, and BloodStor biopreservative solutions to, biotechnology companies and research institutions engaged in research and development of cell, gene and tissue engineering therapy. Although we, as a component supplier, may not be subject to the same formal prospective, controlled clinical-trials to establish safety and efficacy, and to substantial regulatory oversight by the FDA and other regulatory bodies, with respect to the commercialized end-products or therapies developed by these biotechnology companies and research institutions, the development of these therapies are years away from commercialization, and demand, if any, for the HypoThermosol, CryoStor, and BloodStor biopreservative solutions in these markets, is expected to be limited for several years.

We face significant competition.

The life sciences industry is highly competitive. Many of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. Additionally, we believe there will be intense price competition with respect to our products. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any that are being developed or marketed by us, or that such competitors will not succeed in obtaining regulatory approval, or introducing or commercializing any such products, prior to us. Such developments could have a material adverse effect on our business, financial condition and results of operations. Further, even if we are able to compete successfully, there can be no assurance that we could do so in a profitable manner.

Our success will depend on our ability to attract and retain key personnel.

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

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.

Our success will depend to a significant degree on our ability to secure and protect intellectual proprietary rights and enforce patent and trademark protections relating to our technology. While we believe that the protection of patents and trademarks is important to our business, we also rely on a combination of copyright, trade secret, nondisclosure and confidentiality agreements, know-how and continuing technological innovation to maintain our competitive position. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue litigation or to protect our intellectual property rights. This could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could materially harm our business and financial condition. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our technology. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

Because the life sciences industry is litigious, we may be sued for allegedly violating the intellectual property rights of others.

In the past, the life sciences industry has been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. In addition, many life science companies have used litigation against emerging growth companies as a means of gaining a competitive advantage. Should third parties file patent applications or be issued patents claiming technology claimed by us in pending applications, we may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine the relative priorities of our inventions and the third parties’ inventions. We could also be required to participate in interference proceedings involving our issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require that we cease using the technology or license rights from prevailing third parties.  Third parties may claim that we are using their patented inventions and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive to defend and conduct and would also consume and divert the time and attention of our management. A court may decide that we are infringing on a third party’s patents and may order us to cease the infringing activity. The court could also order us to pay damages for the infringement. These damages could be substantial and could harm our business, financial condition and operating results.  If we are unable to obtain any necessary license following an adverse determination in litigation or in interference or other administrative proceedings, we would have to redesign our products to avoid infringing a third party’s patent and temporarily or permanently discontinue manufacturing and selling some of our products. If this were to occur, it would negatively impact future sales.

If we fail to obtain or maintain future regulatory clearances or approvals for our products, or if approvals are delayed or withdrawn, we will be unable to commercially distribute and market our products or any product modifications.

As an ancillary or excipient reagent used in the manufacturing, transportation, or clinical delivery of other developed technologies, HypoThermosol, CryoStor, and BloodStor are not currently subject to specific FDA pre-market approval for drugs, devices, or biologics. In particular, we are not required to sponsor formal prospective, controlled clinical-trials in order to establish safety and efficacy. However, it is highly likely that all potential customers would require that we comply with Current Good Manufacturing Procedures (“cGMP”) as mandated by FDA. In 2008, we completed small animal safety studies on our products in collaboration with the Fred Hutchinson Cancer Research Center in Seattle. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed. In addition, to obtain such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Furthermore, product approvals can be withdrawn for failure to comply with regulatory standards or unforeseen problems following initial marketing. We may not be able to obtain or maintain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on our financial condition.

We are dependent on outside suppliers for all of our manufacturing supplies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In July 2007, we signed a four-year lease, commencing August 1, 2007, for 4,366 square feet of office and laboratory space in Bothell, Washington at an initial rental rate of $6,367 per month. We are also responsible for paying our proportionate share of property taxes and other operating expenses as defined in the lease.

In November 2008, we signed an amended five-year lease to gain 5,798 square feet of additional clean room space for manufacturing in a facility adjacent to our corporate office facility leased in Bothell, Washington at an initial rental rate of $14,495 per month. Included in this amendment is the exercise of the renewal option for our current office and laboratory space to make the lease for such space coterminous with the new facility five-year lease period.

ITEM 3. LEGAL PROCEEDINGS

On February 7, 2007, Kristi Snyder, a former employee of the Company filed a complaint in the New York State Supreme Court, County of Broome, against the Company alleging a breach of an employment agreement and seeking damages of up to $300,000 plus attorneys’ fees. This case currently is in discovery. The Company is vigorously defending its position.

On April 6, 2007, the Company was served with a complaint filed by John G. Baust, the Company’s former Chief Executive Officer and President, and thereafter, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer, in the New York State Supreme Court, County of Tioga, against the Company seeking, among other things, damages under his employment agreement to be determined upon trial of the action plus attorneys’ fees, a declaratory judgment that he did not breach his fiduciary duties to the Company, and that his covenant not to compete is void as against public policy or unenforceable as a matter of law, and to enjoin the Company from commencing an action against him in Delaware courts seeking damages for breaches of his fiduciary obligations to the Company. The parties have engaged in extensive motion practice.  By decision of December 18, 2009, Justice Tait rejected Plaintiff Baust’s efforts to obtain partial summary judgment.  This case continues in pre-trial discovery. The Company is defending the lawsuit vigorously.

On June 15, 2007, the Company filed a lawsuit in the State of New York Supreme Court, County of Tioga against Cell Preservation Services, Inc. (“CPSI”) and Coraegis Bioinnovations, Inc. (“Coraegis”), both of which are owned and/or controlled by John M. Baust, a former employee of the Company and the son of John G. Baust, both of whose employment with the Company was terminated on January 8, 2007.

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

The lawsuit seeks, among other things, (1) to enjoin CPSI from continuing to violate the Research Agreement, (2) damages as a result of CPSI’s breaches of the Research Agreement, (3) to enjoin CPSI and Coraegis from any further use of the Company’s trade secrets, (4) damages (including punitive damages) as a result of CPSI’s and Coraegis’ misappropriation of the Company’s trade secrets, (5) to enjoin CPSI and Coraegis from any further use of BioLife’s Technology, Intellectual Property and Confidential Information, (6) damages (including punitive damages) as a result of CPSI’s and Coraegis’ unfair competition against the Company, and (7) damages (including punitive damages) as a result of CPSI’s and Coraegis’ conversion of BioLife’s Technology, Intellectual Property and Confidential Information to their own use. On September 30, 2008, Justice Jeffrey Tait issued a Letter Decision and Order which provides for a multi-phase process for discovery concerning contested discovery disclosures. The parties are awaiting Justice Tait’s decision on the initial process to be used concerning these contested discovery issues.  The parties have engaged in extensive motion practice.  By decision of December 18, 2009, Justice Tait denied the attempt of the Defendants to dismiss Plaintiff’s complaint.  This case is in pre-trial discovery. The Company is prosecuting the lawsuit vigorously.

On December 4, 2007, John M. Baust, the son of John G. Baust, filed a complaint in the New York State Supreme Court, County of Tioga, against the Company and Michael Rice, the Company’s Chairman and Chief Executive Officer, alleging, among other things, a breach of an employment agreement and defamation of character and seeking damages against the Company in excess of $300,000 plus attorneys fees. The case currently is in discovery. The Company is defending the lawsuit vigorously.

On December 27, 2007, John G. Baust and John M. Baust, each separately, filed complaints with the State of New York, Division of Human Rights (“the Division”) alleging unlawful discrimination practices against the Company based on wrongful termination due to retaliation for bringing complaints of sexual harassment on the part of Michael Rice, the Company’s Chairman and Chief Executive Officer. The Company responded to the complaints, filed by John G. Baust on January 22, 2008, and by John M. Baust on January 14, 2008. On March 5, 2008, the Company was notified by the Division that these complaints were ordered dismissed and the files were closed due to the Division’s lack of jurisdiction in the matter, the Division having determined that the civil suits filed by John G. Baust and John M. Baust had precedence and precluded the Division from asserting jurisdiction. The determination was successfully appealed and overturned by Justice Tait on October 23, 2008. On February 4, 2010, the Appellate Division of the Supreme Court of New York, Third Department affirmed Justice Tait’s opinion that John G. Baust and John M. Baust could pursue a complaint in the Division.  On March 15, 2010, the Division delivered to the Supreme Court, Appellate Division, a Notice of Motion and Motion for Reargument or Leave to Appeal.  The motion is returnable April 5, 2010.  In the event the Division's motion is denied or, if granted, the Division is unsuccessful in its reargument or appeal, the Company retains all of its rights to oppose the complaint of Messrs. Baust before the Division.  In such event, the Company would vigorously oppose any attempt at a recovery.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The common stock, par value $.001 per share, of the Company (“Common Stock”) is traded on the OTC Bulletin Board under the symbol “BLFS”. As of December 31, 2009, there were approximately 3,000 holders of record of its common stock.  The Company has never paid cash dividends on our common stock and do not anticipate that any cash dividends will be paid in the foreseeable future.

The following table sets forth, for the periods indicated, the range of high and low quarterly closing sales prices of its common stock:

	High	Low
Year ended December 31, 2008
4th Quarter	$0.04	$0.03
3rd Quarter	0.04	0.04
2nd Quarter	0.05	0.05
1st Quarter	0.08	0.08
Year ended December 31, 2009
4th Quarter	$0.11	$0.10
3rd Quarter	0.13	0.13
2nd Quarter	0.22	0.17
1st Quarter	0.07	0.05

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited financial statements and notes thereto that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report.

The statements contained in this Annual Report on Form 10-K, including statements under this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form 10-K is based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in Item 1A of Part I, “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our audited financial statements and accompanying footnotes thereto.

We develop and market patented biopreservation media products for cells, tissues, and organs. Our proprietary HypoThermosol, CryoStor, and BloodStor platform of hypothermic storage, transport, and cryopreservation media products are marketed to cell therapy companies, pharmaceutical companies, cord blood banks, hair transplant surgeons, and suppliers of cells to the toxicology testing and diagnostics markets. All of our products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices using USP or the highest available grade components.

The discoveries made by our scientists and consultants relate to how cells, tissues, and organs respond to the stress of hypothermic storage, cryopreservation, and the thawing process, and enables the formulation of truly innovative biopreservation media products that protect biologic material from preservation related cellular injury, much of which is not apparent immediately post-thaw. Our enabling technology provides significant improvement in post-preservation viability and function of biologic material. This yield improvement can reduce research, development, and commercialization costs of new cell and tissue based clinical therapies.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluates estimates, including, but not limited to those related to accounts receivable allowances, determination of fair value of share-based compensation, contingencies, income taxes, and expense accruals. We base our estimates on historical experience and on other factors that we believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Share-based Compensation

We account for share-based compensation by estimating the fair value of share-based compensation using the Black-Scholes option pricing model on the date of grant.  We utilize assumptions related to stock price volatility, stock option term and forfeiture rates that are based upon both historical factors as well as management’s judgment.  Non-cash compensation expense is recognized on a straight-line basis over the applicable requisite service period of one to four years, based on the fair value of such share-based awards on the grant date.

Income Taxes

We follow the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carryforwards measured using current tax rates. A valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We have not recorded any liabilities for uncertain tax positions or any related interest and penalties. Our tax returns are open to audit for the years ending December 31, 2006 to 2009.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance (which does not have impact on our accounting).  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of a selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  We believe adoption of this new guidance will not have a material effect on our financial statements.

Comparison of Annual Results of Operations

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Years Ended December 31,
	2009	2008	$ Change	% Change
Revenue
Product sales	$1,556,600	$1,277,497	$279,103	22%
Licensing revenue	25,000	45,000	(20,000)	-20%
Total revenue	1,581,600	1,322,497	259,103	20%
Cost of product sales	1,007,022	770,646	236,376	31%
Gross profit	574,578	551,851	22,727	4%
Operating expenses
Research and development	414,465	457,640	(43,175)	-9%
Sales and marketing	558,721	372,324	186,397	50%
General and administrative	1,503,552	1,925,654	(422,102)	-22%
Manufacturing start-up costs	385,205	259,687	125,518	48%
Total operating expenses	2,861,943	3,015,305	(153,362)	-5%

Operating loss	(2,287,365)	(2,463,454)	176,089	-7%

Other income (expenses)
Interest income	1,069	6,354	(5,285)	-83%
Other income, net	5,957	10,495	(4,538)	-43%
Interest expense	(488,013)	(284,762)	(203,251)	71%
Amortization of deferred financing costs	––	(43,750)	43,750	-100%
Total other income (expenses)	(480,987)	(311,663)	(169,324)	54%

Net Loss	$(2,768,352)	$(2,775,117)	$6,765

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008

Revenue.    Sales to individual customers representing more than 10% of total revenue totaled approximately $494,000 and $409,000 in 2009 and 2008, respectively.  In 2009 the amount in product sales revenue was from two customers, one which totaled $334,000 representing 21% of total product sales, and the other which totaled $160,000 representing 10% of total product sales.  In 2008 the amount in product sales revenue was from two customers, one which totaled $246,000 representing 19% of total product sales, and the other which totaled $163,000 representing 13% of total product sales.  Increase in revenue is primarily due to higher product sales to existing customers, the acquisition of new customers, and initial sales of our new product BloodStor™.

Licensing revenue.    Revenue from license fees decreased in 2009 compared to 2008.  In 2009, license revenue was comprised of one customer.  In 2008, license revenue was comprised of two customers.  We expect to recognize licensing revenue ratably over the term of the agreements through September 2019.

Product sales and cost of product sales.    In 2009, product sales increased 22% compared to 2008 due to higher product sales to existing customers, the acquisition of new customers in the cell therapy, drug discovery, and cell supplier markets, and our initial sales of the new product family BloodStor™.

Cost of product sales consists of raw materials, labor and overhead expenses.  In May 2009, we transitioned from a contract manufacturer to internal manufacturing.  The initial period of in-house production included lower factory utilization during the start-up phase, which resulted in lower gross margins than we expect to realize in future periods.

Research and Development.    R&D expense consist primarily of salaries and other personnel expenses, consulting and other outside services, laboratory supplies, and other costs.  We expense all R&D costs as incurred.  R&D expenses for the year ended December 31, 2009 decreased 9% compared to the 2008 period due to lower personnel related cost due to the reduction in workforce at the end of July 2009, offset by an increase in lab supplies and small equipment expenses related to the build-out of the research and development lab facility.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising.  The 50% increase in 2009 sales and marketing expenses compared to 2008 was due to higher personnel-related costs and an increase in expenses associated with advertising, market research and attendance at key trade shows.  We expect our sales and marketing expenses to continue to increase in 2010 due to increased activities to support an increase in sales revenue.

General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and other personnel-related expenses to support our R&D activities, non-cash stock-based compensation for administrative personnel and non-employee members of the board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs.  The 22% decrease in general and administrative expenses in 2009 compared to 2008 resulted primarily from lower litigation related legal fees, offset by an increase in professional accounting fees and stock-based compensation.

Manufacturing Start-up Costs.    Manufacturing start-up costs increased 48% in the current year compared to 2008. In the third quarter of 2008, to reduce cost of product sales and enhance production flexibility, we decided to transition our manufacturing process in-house.  We do not expect to incur any start-up costs in 2010.

Interest Expense.    The 71% increase in interest expense in 2009 compared to 2008 was due to a higher average debt balance.

Liquidity, Going Concern and Capital Resources

These financial statements assume that we will continue as a going concern.  If we are unable to continue as a going concern, we may be unable to realize our assets and discharge our liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or, to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Liquidity

At December 31, 2009, we had cash and cash equivalents of $139,151, compared to cash and cash equivalents of $98,724 at December 31, 2008. At December 31, 2009, we had working capital of $535,697 compared to working capital of $95,543 at December 31, 2008.  We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $50 million at December 31, 2009.  This raises substantial doubt about our ability to continue as a going concern.

Net Cash Used in Operating Activities

During the year ended December 31, 2009, net cash used in operating activities was $(2,413,642) as compared to net cash used by operating activities of $(2,113,418) for the year ended December 31, 2008.  Cash used in operating activities relates primarily to funding net losses and changes in operating assets and liabilities, offset by non-cash compensation related to stock options and depreciation.  We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Net Cash Provided by and Used in Investing Activities

Net cash used in investing activities totaled $(373,531) during the year ended December 31, 2009, $(46,688) during the year ended December 31, 2008.  Cash used in investing activities is due to purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $2,827,600 for the year ended December 31, 2009, which resulted primarily from the issuance of promissory notes to two shareholders (see below). Net cash provided by financing activities totaled $2,202,333 for the year ended December 31, 2008 resulting from the issuance of promissory notes to two shareholders (see below).

On January 11, 2008, we entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company (the “Investors”), pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of existing indebtedness of the Company to the Investor, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a then current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least Two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets.

In May and July 2008, we received an additional $1,000,000 in total from the Investors pursuant to the Multi-Draw Term Loan Facility.  On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, we received an additional $600,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities.  In January, May, July, August, and November 2009, we received an additional $2,825,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities, which brought our total principal balance owed under the Multi-Draw Term Loan Notes to $7,888,127, and leaves $1,111,873 left to draw from the Facilities at December 31, 2009.  In December 2009 the Investors granted an extension of the repayment date to January 11, 2011.  We analyzed the Facility in accordance with the authoritative literature with respect to derivatives related to the contingent conversion feature of the promissory notes at a variable exercise price.  According to our analysis, the resulting derivatives are not material to the transaction or to the financial statements taken as a whole and as a result, we did not record the derivative liabilities at each draw date.  In December 2009, the Facility was amended such that the conversion feature was deleted in its entirety.

Operating Capital and Capital Expenditure Requirements

We believe that continued access to the Multi-Draw Term Loan Facilities, in combination with cash generated from operations, will provide sufficient funds for the next nine months.  However, we would require additional capital in the immediate short term if our ability to draw on the Multi-Draw Term Loan Facilities is restricted or terminated. Other factors that would negatively impact our ability to finance our operations include (i) significant reductions in revenue (ii) increased capital expenditures (iii) significant increases in cost of goods and operating expenses or; (iv) an adverse outcome resulting from current litigation. We expect that we may need additional capital to reach a sustainable level of positive cash flow.  Although the Investors who have provided the Multi-Draw Term Loan Facilities have historically demonstrated a willingness to grant access to the Facilities, there is no assurance they will continue to do so in the future.  If the Investors were to become unwilling to provide access to additional funds through the Multi-Draw Term Loan Facilities, we will need to find immediate additional sources of capital and there can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to other shareholders. If we are unable to secure additional capital, as circumstances require, we may not be able to continue our operations.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet financing arrangements.

Contract Obligations

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the 1934 Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the 1934 Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the design effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of December 31, 2009.   Based on our assessment, we conclude that as of December 31, 2009 our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2009.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud.  Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that our objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 31, 2010. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position and Offices With the Company
Michael Rice	47	Chief Executive Officer,
		President, and Director
Howard S. Breslow	70	Director, Secretary
Roderick de Greef	49	Director
Thomas Girschweiler	52	Director
Raymond Cohen	50	Director
Andrew Hinson	44	Director

Michael Rice has been President and Chief Executive Officer and a director of the Company since August 2006. From October 2004 to August 2006, Mr. Rice served as Sr. Business Development Manager for the Medical & Wireless Products Group at AMI Semiconductor, Inc. (NASDAQ: AMIS). Prior thereto, from October 2000 to October 2004, he served as Director of Marketing & Business Development, Western Region Sales Manager, and Director, Commercial Sales at Cardiac Science, Inc. (NASDAQ: CSCX); from May 1998 to October 2000 as Vice President, Sales and Marketing at TEGRIS Corporation; and from May 1986 to May 1998 in several sales and marketing roles at Physio Control Corporation.

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

Raymond W. Cohen joined the Board in May 2006. Mr. Cohen is an Accredited Public Company Director and has served as the CEO and member of the Board of Directors of CardioPolymers, Inc., a venture backed developer of novel biotherapeutic therapies since 2006 and as an advisor to Fjord Ventures, LLC., a life science incubator. Cohen also serves on the Board of publicly traded Cardiogenesis, Inc., (CPCG) a manufacturer of transmyocardial revascularization lasers, Syncroness, Inc., a privately-held engineering and product development firm and BioGenex, a privately-held manufacturer of immunohistochemistry devices. In 2008, Mr. Cohen was named by AeA as the Private Company Life Science CEO of the Year. From 1997 to 2005, Cohen served as Chairman and Chief Executive Officer of Nasdaq listed Cardiac Science Inc. In 2004, Cardiac Science was ranked as the 4th fastest growing technology company in North America on Deloitte & Touche’s Fast 500 listing. Mr. Cohen was named Entrepreneur of the Year in 2002 by the Orange County Business Journal and was a finalist for Ernst & Young’s Entrepreneur of the Year in the medical company category in 2004. Mr. Cohen is a member of a number of local Southern California organizations, notably the Forum of Corporate Directors and OCTANe where he is a member of the Biomedical Leadership Council. Mr. Cohen holds a B.S. in Business Management from the State University of New York at Binghamton.

Andrew Hinson joined the Board in February 2007. He has served as Vice President for Clinical and Regulatory Affairs for CardioPolymers, Inc (formerly Symphony Medical, Inc.) since 2004.  CardioPolymers is a venture capital backed privately-held developer of therapeutic biopolymer therapies for the treatment of heart failure and other cardiac abnormalities.  Mr. Hinson previously served as Senior Director of Clinical Development at AnGes, Inc (2002 to 2004), a biotechnology firm developing novel gene-based approaches for the treatment of cardiovascular disease and served in various management roles in Clinical and Medical Affairs at Procter & Gamble Pharmaceutical from 1993 to 2002. Mr. Hinson has diverse experience in the cell and gene therapy markets and extensive experience managing clinical trials for new biologic based therapies for cardiac, neurologic, and gastrointestinal applications.

Committee Membership, Meetings and Attendance

During the fiscal year ended December 31, 2009, there were:

•	Three meetings of the Board of Directors

•	Four meetings of the Audit Committee

•	Two meetings of the Compensation Committee

•	No meetings of the Nominating and Corporate Governance Committee

Each Director attended or participated in at least 75% of the meetings of the Board of Directors held during the fiscal year ended December 31, 2009.

Board Committees

In February 2008 the Company’s Board of Directors established three standing committees: Audit, Compensation, and Nominating and Corporate Governance.

Audit Committee and Audit Committee Financial Expert

On February 11, 2008, we formed a separately designated standing Audit Committee. The Audit Committee is currently composed of Messrs. Girschweiler, Cohen and de Greef. The Board of Directors has determined that Mr. de Greef is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee has the sole authority and responsibility to select, evaluate and replace our independent registered public accounting firm or nominate the independent auditors for stockholder approval. The Audit Committee must pre-approve all audit engagement fees and terms and all non-audit engagements with the independent auditors. The Audit Committee consults with management but does not delegate these responsibilities. The Audit Committee met four times in fiscal 2009 in which they reviewed and discussed the financial statements as presented in form 10-K for period ended December 31, 2008, and in form 10-Q for periods ended March 31, June 30, and September 30, 2008.

Compensation Committee

Our Compensation Committee was formed on February 11, 2008 and consists of Messrs., Hinson, Cohen and Girschweiler. The Compensation Committee will award stock options to officers and employees and has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company.  The Compensation Committee met two times in fiscal 2009.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was formed on February 11, 2008 and consists of Messrs. Hinson, de Greef and Breslow. The Nominating and Corporate Governance Committee did not meet in fiscal 2009. The Nominating and Corporate Governance Committee is responsible for (1) reviewing suggestions of candidates for director made by directors and others; (2) identifying individuals qualified to become Board members, and recommending to the Board the director nominees for the next annual meeting of shareholders; (3) recommending to the Board director nominees for each committee of the Board; (4) recommending to the Board the corporate governance principles applicable to the Company; and (5) overseeing the annual evaluation of the Board and management. Pursuant to the Nominating and Corporate Governance Committee Charter, there is no difference in the manner in which a nominee is evaluated based on whether the nominee is recommended by a stockholder or otherwise.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors, and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (collectively, the “Reporting Persons”) are required to file reports of ownership and changes in beneficial ownership of the Company’s equity securities with the Securities Exchange Commission. Copies of those reports also must be furnished to us. Based solely on review of the copies of such forms furnished by the Company, we believe that during the year ended December 31, 2009, the Reporting Persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have always encouraged our employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure. Accordingly, the Board has adopted a formal written code of ethics for all employees, and an additional corporate code of ethics for its Chief Executive Officer and Senior Financial Officers. The code of ethics is designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations. These codes also incorporate our expectations of our executives which enable us to provide accurate and timely disclosure of our filings with the Securities and Exchange Commission and other public communication. The code of ethics is posted on our website, www.biolifesolutions.com. Any future changes or amendments to our code of ethics, and any waiver of our codes of ethics, will be posted on the website when applicable.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer, and any additional executive officers that received salary and bonus payments in excess of $100,000 during the fiscal year ended December 31, 2009 (collectively the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

							Non-Equity	Nonqualified Deferred
Name and Principal Positions (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f) (1)		Incentive Plan Compensation ($) (g)	Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Michael Rice	2009	287,500	––	––	50,963	(2)	––	––	––	338,463
President, Chief	2008	300,000	30,000	––	––		––	––	––	330,000
Executive Officer and
Director (8/06 –present)
———————
(1)     See Note 1 to Notes to Financial Statements for a description on the valuation methodology of stock option awards.
(2)     Amount is a result of options to purchase 765,000 shares at $0.09 per share granted to officer on 2/2/2009, which options vest to the extent of 191,250 shares on each of 2/2/2010, 2/2/2011, 2/2/2012 and 2/2/2013.

Employment Agreements

We have an employment agreement with Michael Rice, its President and Chief Executive Officer, which automatically renews for successive one year periods in the event either party does not send the other a “termination notice” no less than 90 days prior to the expiration of the initial term or any subsequent term. The agreement provided for a salary of $200,000 per year and an incentive bonus based on certain quarterly milestones, to be determined by the Board of Directors. The officer also received ten-year incentive stock options to purchase 1,500,000 shares of common stock at $.07 per share (the fair market value on the date of grant), which vest to the extent of 500,000 shares on each of the first three anniversary dates of the date of grant. We amended this employment agreement on February 7, 2007 to provide that if, in connection with a “change in control,” Mr. Rice’s employment is terminated without “Cause” or he resigns for “Good Reason,” he will be entitled to the continued payment of salary and bonuses and the reimbursement of medical insurance premiums for 24 months following the change in control event. On February 11, 2008, Mr. Rice’s salary was increased to $300,000 per annum, retroactive to January 1, 2008 and his quarterly bonus plan was supplanted for 2008 with an annual review by the Compensation Committee, which took place on February 2, 2009.  Beginning on August 1, 2009, Mr. Rice’s salary was decreased 10% in conjunction with the Company’s 10% across the board pay cuts.

The following table provides information related to outstanding equity awards for each of the Named Executive Officers as of December 31, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
								Equity Incentive	Equity Incentive Plan Awards:
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Plan Awards: Number of Unearned Shares, units or Other Rights That Have Not Vested (#) (i)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Michael Rice	1,500,000	––	––	0.07	8/7/2016 (1)	––	––	––	––
Michael Rice	666,666	333,334	––	0.08	2/7/2017 (2)	––	––	––	––
Michael Rice	––	765,000	––	0.09	2/2/2019 (3)	––	––	––	––
———————
(1)	This award vests 500,000 shares on each of 8/7/2007, 8/7/2008, and 8/7/2009
(2)	This award vests 333,333 shares on each of 2/7/2008, 2/7/2009, and 333,334 shares on 2/7/2010
(3)	This award vests 191,250 shares on each of 2/2/2010, 2/2/2011, 2/2/2012 and 2/2/2013

Compensation of Directors

Outside directors were compensated a quarterly retainer fee of $1,500.  The Audit Committee Chairman was compensated an additional quarterly retainer fee of $2,000.  All directors receive $1,000 for attending board meetings and $500 per meeting for telephonic board meetings. Directors who attend audit committee and the compensation committee meetings receive $500.  A total of $61,250 in director compensation was recorded during the year ended December 31, 2009.

The following table sets forth compensation paid to outside directors during the fiscal year ended December 31, 2009:

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)(1)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Howard Breslow (2)	8,000	––	9,197	––	––	––	17,197
Thomas Girschweiler (3)	11,500	––	9,197	––	––	––	20,697
Roderick de Greef (4)	10,500	––	9,197	––	––	110,000	129,697
Raymond Cohen (5)	21,500	––	9,197	––	––	––	30,697
Andrew Hinson (6)	9,000	––	9,197	––	––	––	18,197
———————
(1)	See Note 1 to Notes to Financial Statements for a description on the valuation methodology of stock option awards.

(2)
As of December 31, 2009, Mr. Breslow had received a grant of 150,000 options which vested 100% on 2/2/2010.  He owned the following options and warrants, all of which were exercisable: options to purchase 500,000 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock.

(3)
As of December 31, 2009, Mr. Girschweiler had received a grant of 150,000 options which vested 100% on 2/2/2010.  He owned the following options, all of which were exercisable: options to purchase 250,000 shares of Common Stock.

(4)
As of December 31, 2009, Mr. de Greef had received a grant of 150,000 options which vested 100% on 2/2/2010.  He owned the following options and warrants, all of which were exercisable: options to purchase 500,000 shares of Common Stock and warrants to purchase 1,250,000 shares of Common Stock.

(5)
As of December 31, 2009, Mr. Cohen had received a grant of 150,000 options which vested on 2/2/2010.  He owned the following options, all of which were exercisable: options to purchase 750,000 shares of Common Stock.

(6)
As of December 31, 2009, Mr. Hinson had received a grant of 150,000 options which vested on 2/2/2010.  He owned the following options, all of which were exercisable: options to purchase 250,000 shares of Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2010, certain information regarding the beneficial ownership of Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares thereof; (ii) each director of the Company; (iii) each Named Executive Officer of the Company; and (iv) all of the Company’s current directors and executive officers as a group.

Name and Address of Beneficial Owner	Common Stock (1)		Percentage of Class (1)

Michael Rice (Officer and Director) c/o BioLife Solutions, Inc. 3303 Monte Villa Pkwy, Suite 310 Bothell, WA 98021	2,691,250	(2)	3.7%

John G. Baust 175 Raish Hill Road Candor, NY 13743	3,694,722		5.3%

Howard S. Breslow, Esq. (Director) c/o Breslow & Walker, LLP 767 Third Avenue New York, NY 10017	1,203,600	(3)	1.7%

Roderick de Greef (Director) c/o BioLife Solutions, Inc. 3303 Monte Villa Pkwy, Suite 310 Bothell, WA 98021	5,449,163	(4)	7.6%

Walter Villiger c/o BioLife Solutions, Inc. 3303 Monte Villa Pkwy, Suite 310 Bothell, WA 98021	19,240,081		27.6%

Thomas Girschweiler (Director) c/o BioLife Solutions, Inc. 3303 Monte Villa Pkwy, Suite 310 Bothell, WA 98021	14,806,552	(5)	21.1%

Beskivest Chart LTD Goodmans Bay Center West Bay Street & Sea View Drive Nassau, Bahamas	7,255,026		10.4%

Raymond Cohen (Director) c/o BioLife Solutions, Inc. 3303 Monte Villa Pkwy, Suite 310 Bothell, WA 98021	945,000	(6)	1.3%

Andrew Hinson (Director) c/o BioLife Solutions, Inc. 3303 Monte Villa Pkwy, Suite 310 Bothell, WA 98021	400,000	(7)	0.6%

All officers and directors as a group (six persons)	25,495,565		33.1%
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

(2)
Includes 2,500,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan, 191,250 shares of Common Stock issuable upon the exercise of outstanding stock options granted subsequent to the expiration of its plan.  This does not include 573,750 and 1,190,878 shares of Common Stock issuable upon the exercise of non-vested stock options granted on February 2, 2009 and February 5, 2010, respectively.

(3)
Includes 500,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan, 150,000 shares of Common Stock issuable upon the exercise of outstanding stock options granted subsequent to the expiration of its plan, and 500,000 shares of Common Stock issuable upon the exercise of outstanding warrants, all of which options and warrants are currently exercisable, and 53,600 common shares.  This does not include 150,000 shares of Common Stock issuable upon the exercise of non-vested stock options granted on February 5, 2010.

(4)
Includes 500,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan, 150,000 shares of Common Stock issuable upon the exercise of outstanding stock options granted subsequent to the expiration of its plan, and 1,250,000 shares of Common Stock issuable upon the exercise of outstanding warrants, all of which options and warrants are currently exercisable, and 3,549,163 common shares.  This does not include 150,000 shares of Common Stock issuable upon the exercise of non-vested stock options granted on February 5, 2010.

(5)
Includes 250,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan, 150,000 shares of Common Stock issuable upon the exercise of outstanding stock options granted subsequent to the expiration of its plan, all of which options are currently exercisable, and 14,406,552 common shares.  This does not include 150,000 shares of Common Stock issuable upon the exercise of non-vested stock options granted on February 5, 2010.

(6)
Includes 750,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan, 150,000 shares of Common Stock issuable upon the exercise of outstanding stock options granted subsequent to the expiration of its plan, all of which options are currently exercisable, and 45,000 common shares.  This does not include 150,000 shares of Common Stock issuable upon the exercise of non-vested stock options granted on February 5, 2010.

(7)
Includes 250,000 shares of Common Stock issuable upon the exercise of outstanding stock options under the Company’s 1998 Stock Option Plan, 150,000 shares of Common Stock issuable upon the exercise of outstanding stock options granted subsequent to the expiration of its plan, all of which options are currently exercisable.  This does not include 150,000 shares of Common Stock issuable upon the exercise of non-vested stock options granted on February 5, 2010.

Securities Authorized for Issuance under Equity Compensation Plan

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants (in thousands)	Weighted Average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance (in thousands)
Equity compensation plans approved by security holders	6,850	$.09	––
Equity compensation plans not approved by security holders*	4,634	$.09	––
Total	11,484	$.09	––
*See note 6 of Notes to Financial Statements

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. Mr. Breslow currently owns 53,600 shares of Common Stock of the Company and holds rights to purchase an aggregate of 1,150,000 additional shares pursuant to stock options and warrants issued to him and/or affiliates. The Company incurred approximately $27,845 in legal fees during the year ended December 31, 2009 for services provided by Breslow & Walker, LLP. At December 31, 2009, accounts payable includes $4,895 due to Breslow & Walker, LLP.

On January 11, 2008, we entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company (the “Investors”), pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of existing indebtedness of the Company to the Investor, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a then current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least Two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets.

In May and July 2008, we received an additional $1,000,000 in total from the Investors pursuant to the Multi-Draw Term Loan Facility.  On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, we received an additional $600,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities.  In January, May, July, August, and November 2009, we received an additional $2,825,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities, which brought our total principal balance owed under the Multi-Draw Term Loan Notes to $7,888,127, and leaves $1,111,873 left to draw from the Facilities at December 31, 2009.  In December 2009 the Investors granted an extension of the repayment date to January 11, 2011.

On August 7, 2007, the Board of Directors of the Company agreed to outsource to Roderick de Greef, a director of the Company, the task of overseeing the Company’s financing activities, internal accounting functions and SEC reporting, and assisting in the search for, and reviewing, strategic alternatives, on a part-time basis (up to 80 hours per month on an as needed basis), effective as of July 1, 2007 (since he was effectively serving the Company in such capacity since such date), on terms to be agreed upon by Mike Rice, the President of the Company, and Mr. de Greef, and approved by the Board. Subsequent to August 7, 2007, Mr. Rice and Mr. de Greef agreed to the following terms: (1) a fee of $10,000 per month, (2) reimbursement of business expenses, (3) 90 day advance notice of termination by the Company, and (4) the payment of one (1) year’s fees ($120,000) if terminated in connection with a Change of Control transaction. As used herein the term Change of Control means (A) there shall be consummated (1) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company’s Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company’s Common Stock immediately prior to the merger have the same proportionate ownership of at least 50% of common stock of the surviving corporation immediately after the merger, or (2) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company; (B) the shareholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; or (C) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 50% or more of the Company’s outstanding Common Stock. On November 14, 2007, the arrangement was approved by the Board of Directors of the Company.  Beginning on August 1, 2009, Mr. de Greef’s fees were decreased 20% in conjunction with the Company’s 10% across the board pay cuts.  The Company paid consulting fees of $110,000 for year ended December 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2009, Peterson Sullivan LLP acted as the independent auditors for the Company. The following table sets forth the aggregate fees billed and expected to be billed for audit and review services rendered in connection with the financial statements and reports for the years ending December 31, 2009 and December 31, 2008 and for other services rendered during the years ending December 31, 2009 and December 31, 2008 on behalf of the Company:

ACCOUNTANT FEES AND SERVICES

	Years Ended December 31,
Description	2009	2008
Audit Fees	$87,000	$73,000
Tax Fees	0	0
All Other Fees	0	0
Totals	$87,000	$73,000

The Board of Directors pre-approves all audit and non-audit services to be performed by the Company's independent auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The financial statements required by this item are included herein:

(a)  3. Exhibits

See Exhibit Index below for exhibits filed as part of this Annual Report on Form 10-K

Exhibit
Number	Document

3.1	Certificate of Incorporation, as amended. (1)

3.2	By-Laws, and amendment, dated March 19, 1990, thereto. (1)

4.1	Specimen of Common Stock Certificate. (1)

10.1	Stock Option Plan, dated July 7, 1988, and amendment, dated July 19, 1989. (1)

10.2	1998 Stock Option Plan (2)

10.3	Employment Agreement dated July 26, 2006 between the Company and Michael Rice (3) ^

10.4	Amendment to Employment Agreement dated February 7, 2007 between the Company and Michael Rice (4) ^

10.5	Manufacturing Service Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (5)

10.6	Quality Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (5)

10.7	Storage Services Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (5)

10.8	Order Fulfillment Services Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (5)

10.9	Lease Agreement dated August 1, 2007 for facility space 3303 Monte Villa Parkway, Bothell, WA 98021 (6)

10.10	Consulting Agreement dated August 7, 2007 between the Company and Roderick de Greef (7)

10.11	Secured Convertible Multi-Draw Term Loan Facility Agreement dated January 11, 2008, between the Company and Thomas Girschweiler (8)

10.12	Secured Convertible Multi-Draw Term Loan Facility Agreement dated January 11, 2008, between the Company and Walter Villiger (8)

10.13	First Amendment to the Secured Convertible Multi-Draw Term Loan Facility Agreement dated October 20, 2008, between the Company, Thomas Girschweiler, and Walter Villiger (9)

10.14	Promissory Note dated October 20, 2008 issued by the Company to Thomas Girschweiler (9)

10.15	Promissory Note dated October 20, 2008 issued by the Company to Walter Villiger (9)

10.16	First Amendment to the Lease, dated the November 4, 2008, between the Company and Monte Villa Farms, LLC (9)

10.17	Second Amendment to the Secured Convertible Multi-Draw Term Loan Facility Agreement dated December 16, 2009, between the Company, Thomas Girschweiler and Walter Villiger *

10.18	Promissory Note dated December 16, 2009 issued by the Company to Thomas Girschweiler *

10.19	Promissory Note dated December 16, 2009 issued by the Company to Walter Villiger *

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
———————
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(2)	Incorporated by reference to the Company’s Definitive Proxy Statement for the special meeting of shareholders held on December 16, 1998.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed February 12, 2007.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed October 30, 2007.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

(7)	Incorporated by reference to the Company’s current report on Form 8-K filed November 19, 2007.

(8)	Incorporated by reference to the Company’s current report on Form 8-K filed January 14, 2008.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*	Filed herewith

^	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2010	BIOLIFE SOLUTIONS, INC.

/s/Michael Rice
Michael Rice
Chief Executive Officer and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 30, 2010	/s/Michael Rice
Michael Rice
Director

Date:	March 30, 2010	/s/Roderick de Greef
Roderick de Greef
Director

Date:	March 30, 2010	/s/Howard S. Breslow
Howard S. Breslow
Director

Date:	March 30, 2010	/s/Thomas Girschweiler
Thomas Girschweiler
Director

Date:	March 30, 2010	/s/Raymond Cohen
Raymond Cohen
Director

Date:	March 30, 2010	/s/Andrew Hinson
Andrew Hinson
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
BioLife Solutions, Inc.
Bothell, Washington

We have audited the accompanying balance sheets of BioLife Solutions, Inc. ("the Company") as of December 31, 2009 and 2008, and the related statements of operations, shareholders' equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioLife Solutions, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has been unable to generate sufficient income from operations in order to meet its operating needs.  Additionally, the Company used approximately $2.4 million in cash for operating activities during the year ended December 31, 2009, and has an accumulated deficit of approximately $50 million at December 31, 2009.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PETERSON SULLIVAN LLP

Seattle, Washington
March 30, 2010

BioLife Solutions, Inc.
Balance Sheets

	December 31,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$139,151	$98,724
Accounts receivable, trade, net of allowance for doubtful accounts of $550 and $29,000 at December 31, 2009 and 2008, respectively	315,365	279,192
Inventories	358,219	625,291
Prepaid expenses and other current assets	79,635	19,483
Total current assets	892,370	1,022,690

Property and equipment
Leasehold improvements	202,270	––
Furniture and computer equipment	164,964	109,753
Manufacturing and other equipment	319,224	210,558
Subtotal	686,458	320,311
Less: Accumulated depreciation and amortization	(281,036)	(190,214)
Net property and equipment	405,422	130,097
Long term deposits	36,166	17,835

Total assets	$1,333,958	$1,170,622

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$192,834	$659,133
Accrued expenses	51,251	52,722
Accrued compensation	92,588	189,459
Deferred revenue	20,000	25,833
Total current liabilities	356,673	927,147
Long term liabilities
Promissory notes payable, related parties	7,888,127	5,063,127
Accrued interest, related parties	766,973	278,961
Deferred revenue, long term	149,167	72,500
Total liabilities	9,160,940	6,341,735

Commitments and Contingencies (Note 8)

Shareholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized, 69,679,854 and 69,639,854 shares issued and outstanding at December 31, 2009 and 2008, respectively	69,680	69,640
Additional paid-in capital	42,314,560	42,202,117
Accumulated deficit	(50,211,222)	(47,442,870)
Total shareholders' equity (deficiency)	(7,826,982)	(5,171,113)

Total liabilities and shareholders' equity (deficiency)	$1,333,958	$1,170,622

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.
Statements of Operations

	Years Ended December 31,
	2009	2008
Revenue
Product sales	$1,556,600	$1,277,497
Licensing revenue	25,000	45,000
Total revenue	1,581,600	1,322,497
Cost of product sales	1,007,022	770,646
Gross profit	574,578	551,851
Operating expenses
Research and development	414,465	457,640
Sales and marketing	558,721	372,324
General and administrative	1,503,552	1,925,654
Manufacturing start-up costs	385,205	259,687
Total operating expenses	2,861,943	3,015,305

Operating loss	(2,287,365)	(2,463,454)

Other income (expenses)
Interest income	1,069	6,354
Other income	9,692	10,495
Interest expense	(488,013)	(284,762)
Loss on disposal of property and equipment	(3,735)	––
Amortization of deferred financing costs	––	(43,750)
Total other income (expenses)	(480,987)	(311,663)

Net Loss	$(2,768,352)	$(2,775,117)

Basic and diluted net loss per common share	$(0.04)	$(0.04)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,647,635	69,631,566

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.
Statements of Shareholders’ Equity (Deficiency)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, January 1, 2008	69,606,520	$69,607	$42,128,356	$(44,667,753)	$(2,469,790)
Exercise of options to purchase common stock	33,334	33	2,300	––	2,333
Stock-based compensation	––	––	71,461	––	71,461
Net loss	––	––	––	(2,775,117)	(2,775,117)
Balance, December 31, 2008	69,639,854	$69,640	$42,202,117	$(47,442,870)	$(5,171,113)
Exercise of options to purchase common stock	40,000	40	2,560	––	2,600
Stock-based compensation	––	––	109,883	––	109,883
Net loss	––	––	––	(2,768,352)	(2,768,352)
Balance, December 31, 2009	69,679,854	$69,680	$42,314,560	$(50,211,222)	$(7,826,982)

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(2,768,352)	$(2,775,117)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	93,690	29,281
Loss on disposal of property and equipment	3,735	––
Amortization of deferred financing costs	––	43,750
Stock-based compensation expense	109,883	71,461
Other	782	––
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(36,173)	21,313
Inventories	267,072	(526,229)
Prepaid expenses and other current assets and long-term deposits	(78,483)	76,196
Increase (Decrease) in
Accounts payable	(466,301)	561,995
Accrued compensation and other expenses	(98,342)	9,169
Accrued interest, related parties	488,012	284,763
Deferred revenue	70,835	90,000
Net cash used in operating activities	(2,413,642)	(2,113,418)

Cash flows from investing activity
Purchase of property and equipment	(373,531)	(46,688)

Cash flows from financing activities
Proceeds from notes payable	2,825,000	2,200,000
Proceeds from exercise of options	2,600	2,333
Net cash provided by financing activities	2,827,600	2,202,333

Net increase in cash and cash equivalents	40,427	42,227

Cash and cash equivalents - beginning of year	98,724	56,497

Cash and cash equivalents - end of year	$139,151	$98,724

The accompanying Notes to Financial Statements are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Business

BioLife Solutions, Inc. ("BioLife,” “us,” “we,” “our,” or the “Company”) develops and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provides contracted research and development and consulting services related to optimization of biopreservation processes and protocols. Our proprietary HypoThermosol®, CryoStor™, and BloodStor™ biopreservation media products are marketed to companies, laboratories, and academic institutions engaged in research and commercial clinical applications. Our line of serum-free and protein-free biopreservation solutions are fully defined and formulated to reduce preservation-induced, delayed-onset cell damage and death. This platform enabling technology provides academic and clinical researchers significant improvement in biologic source material shelf life and also post-thaw isolated cell, tissue, and organ viability and function.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts in the financial statements have been reclassified to conform to current period presentation. There has been no impact on previously reported net loss or shareholders’ equity (deficiency).

Net loss per share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the years ending December 31, 2009 and 2008 since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Basic and diluted weighted average common stock shares outstanding	69,647,635	69,631,566
Potentially dilutive securities excluded from loss per share computations:
Common stock options	9,265,000	8,000,000
Common stock purchase warrants	2,218,750	2,218,750

Cash and cash equivalents

Cash equivalents consist primarily of interest-bearing money market accounts. We consider all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. We maintain cash balances that may exceed Federally insured limits. We do not believe that this results in any significant credit risk.

Inventories

Inventories represent biopreservation solutions and raw materials and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

Accounts receivable

Accounts receivable are stated at principal amount, do not bear interest, and are generally unsecured. We provide an allowance for doubtful accounts based on an evaluation of customer account balances past due ninety days from the date of invoicing. Accounts considered uncollectible are charged against the established allowance.

Property and equipment

Furniture and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the lesser of the life of the asset or the remaining term of the lease.

Revenue recognition

We recognize product revenue, including shipping and handling charges billed to customers, upon shipment of product when title and risk of loss pass to customers. Shipping and handling costs are classified as part of cost of product sales. Generally, revenue related to licensing agreement activity is recognized ratably over the estimated term of the service period. Payments received in advance of the related licensing agreement period are recorded as deferred revenue and recognized when earned.

Income taxes

We account for income taxes using an asset and liability method which generally requires recognition of deferred tax assets and liabilities for the expected future tax effects of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of differences between tax bases of assets and liabilities, and financial reporting amounts, based upon enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. We evaluate the likelihood of realization of deferred tax assets and provides an allowance where, in management’s opinion, it is more likely than not that the asset will not be realized.

We have not recorded any liabilities for uncertain tax positions or any related interest and penalties. Our tax returns are open to audit for years ending December 31, 2006 to 2009.

Advertising

Advertising costs are expensed as incurred and totaled $16,018 and $7,620 for the years ended December 31, 2009 and 2008, respectively.

Manufacturing start-up costs

During the third quarter of 2007, as a result of relocating the Company from Owego, New York to Bothell, Washington, we decided to outsource manufacturing and entered into a contract with a Contract Manufacturing Organization (“CMO”). In the third quarter of 2008, to reduce cost of product sales and enhance its production flexibility, we decided to transition our manufacturing from the CMO to process in-house.  The first production run was completed half way through the second quarter in May 2009.  One-time start-up costs related to the transition to internal manufacturing were expensed as incurred and amounted to $385,205 and $259,687, for the years ended December 31, 2009 and December 31, 2008, respectively.

Fair value of financial instruments

We generally have the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these financial instruments. The carrying values of notes payable approximate their fair value because interest rates of notes payable approximate market interest rates.

Business segments

As described above, our activities are directed in the life sciences field of biopreservation products and services. As of December 31, 2009 and 2008 this is the Company’s only business segment.

Research and Development

Research and development costs are expensed as incurred.

Stock-based compensation

We use the Black-Scholes option pricing model as our method of valuation for share-based awards.  Share-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  Our determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors.   The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised. Although the fair value of share-based awards is determined in accordance with authoritative guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results.  Share-based compensation expense is recognized ratably over the applicable requisite service period, based on the fair value of such share-based awards on the grant date.

The fair value of options and warrants at the date of grant is determined under the Black-Scholes option pricing model.  During the years ended December 31, 2009 and 2008, the following weighted-average assumptions were used:

Assumptions	2009	2008
Risk-free rate	1.78%	2.55%
Annual rate of dividends	––	––
Historical volatility	82.27%	69.38%
Expected life	6.4 years	7 years

The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.  We do not anticipate declaring dividends in the foreseeable future.  Volatility was based on historical data.  We utilize the simplified method as allowed by SEC Staff Accounting Bulletin No. 107 and 110 in determining option lives.  The simplified method is used due to the fact that we have had significant structural changes in our business such that our historical exercise data may not provide a reasonable basis to estimate option lives.  We recognize compensation expense for only the portion of options that are expected to vest.  Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the years ended December 31, 2009 and 2008 was 4.7% and 2.6%, respectively.  If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.  Our stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

In the event that we enter into any share-based payments transactions for goods or services other than employee services, such transactions would be accounted for using the Black-Scholes option pricing model as the fair value of the equity instruments is usually more readily determinable than the fair value of the goods or services. We have not entered into any share-based payment transactions other than with employees and directors of the company during the periods ended December 31, 2009 and 2008.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance (which does not have an impact on our accounting).  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of a selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  We believe that the adoption of this new guidance will not have a material effect on our financial statements.

2.  Financial Condition

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $50 million at December 31, 2009. This raises substantial doubt about our ability to continue as a going concern.

At December 31, 2009, we had cash and cash equivalents of $139,151, compared to cash and cash equivalents of $98,724 at December 31, 2008. At December 31, 2009, we had working capital of $535,697, compared to working capital of $95,543 at December 31, 2008.

During the year ended December 31, 2009, net cash used in operating activities was $(2,413,642) compared to net cash used by operating activities of $(2,113,418) for the year ended December 31, 2008. Cash used in operating activities relates primarily to funding net losses and changes in operating assets and liabilities, offset by non-cash compensation related to stock options and depreciation.  We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Net cash used in investing activities totaled $(373,531) during the year ended December 31, 2009 compared to $(46,688) during the year ended December 31, 2008. Cash used in investing activities are due to purchases of property and equipment.

Net cash provided by financing activities totaled $2,827,600 for the year ended December 31, 2009, that resulted primarily from the draws taken on the Multi-Draw Term Loan Note due to two shareholders discussed below. Net cash provided by financing activities totaled $2,202,333 for the year ended December 31, 2008 resulting from the issuance of promissory notes to the same two shareholders.

On January 11, 2008, we entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company (the “Investors”), pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporates (i) a refinancing of existing indebtedness of the Company to each Investor, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a then current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least Two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, may be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets.

In May and July 2008, we received an additional $1,000,000 in total from the Investors pursuant to the Multi-Draw Term Loan Facility.  On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, we received an additional $600,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities.  In January, May, July, August, and November 2009, we received an additional $2,825,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities, which brought our total principal balance owed under the Multi-Draw Term Loan Notes to $7,888,127, and leaves $1,111,873 left to draw from the Facilities at December 31, 2009.  In December 2009 the Investors granted an extension of the repayment date to January 11, 2011.  We analyzed the Facility in accordance with the authoritative literature with respect to derivatives related to the contingent conversion feature of the promissory notes at a variable exercise price.  According to our analysis, the resulting derivatives are not material to the transaction or to the financial statements taken as a whole and as a result, we did not record the derivative liabilities at each draw date.  In December 2009, the Facility was amended such that the conversion feature was deleted in its entirety.

We believe that continued access to the Multi-Draw Term Loan Facilities, in combination with cash generated from operations, will provide sufficient funds for the next nine months.  However, we would require additional capital in the immediate short term if our ability to draw on the Multi-Draw Term Loan Facilities is restricted or terminated. Other factors that would negatively impact our ability to finance our operations include (i) significant reductions in revenue (ii) increased capital expenditures (iii) significant increases in cost of goods and operating expenses or; (iv) an adverse outcome resulting from current litigation. We expect that we may need additional capital to reach a sustainable level of positive cash flow.  Although the Investors who have provided the Multi-Draw Term Loan Facilities have historically demonstrated a willingness to grant access to the Facilities, there is no assurance they will continue to do so in the future.  If the Investors were to become unwilling to provide access to additional funds through the Multi-Draw Term Loan Facilities, we will need to find immediate additional sources of capital and there can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to other shareholders. If we are unable to secure additional capital, as circumstances require, we may not be able to continue our operations.

These financial statements assume that we will continue as a going concern. If we are unable to continue as a going concern, we may be unable to realize our assets and discharge our liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or, to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

3. Inventories

Inventories consist of the following at December 31, 2009 and 2008:

	2009	2008
Raw materials	$123,421	$9,820
Work in progress	49,350	113,382
Finished goods	185,448	502,089
Total	$358,219	$625,291

4.  Promissory Notes Payable

At December 31, 2009 and 2008, notes payable consisted of the following:

	2009	2008
Notes payable to Thomas Girschweiler and Walter Villiger, secured by all assets of the Company, principal balances of all notes payable outstanding due in full in January 2011, including interest of 7% (see Note 2)	$7,888,127	$5,063,127
Total notes payable, long-term	$7,888,127	$5,063,127

5.  Income Taxes

Income tax benefit reconciled to tax calculated at statutory rates is as follows:

	2009	2008
Federal tax (benefit) at statutory rate	$(941,240)	$(943,540)
Expiration of net operating loss carryforwards	486,462	2,003,596
Expiration of tax credits	114,000	150,000
Change in valuation allowance	339,840	(1,210,920)
Other	938	864
Provision for income taxes, net	$––	$––

At December 31, 2009 and 2008, the components of the Company’s deferred taxes are as follows:

	2009	2008
Deferred tax assets (liabilities)
Net operating loss carryforwards	$9,766,585	$9,506,573
Tax credits	178,000	292,000
Accrued compensation	31,480	41,296
Depreciation	1,204	(7,112)
Stock-based compensation	140,820	103,460
Accrued related party interest	260,771	94,847
Other	2,361	10,317
Total	10,381,221	10,041,381

Less: Valuation allowance	(10,381,221)	(10,041,381)
Net deferred tax asset	$––	$––

The Company has the following net operating loss and research and development (R&D) tax credit carryforwards available at December 31, 2009:

Year of	Net Operating	R&D Tax
Expiration	Losses	Credits
2010	$1,562,000	$145,000
2011	5,277,000	33,000
2012	1,570,000	––
2013	1,425,000	––
2014	1,234,000	––
2020	2,849,000	––
2021	4,168,000	––
2023	1,217,000	––
2024	646,000	––
2025	589,000	––
2026	873,000	––
2027	2,607,000	––
2028	2,512,000	––
2029	2,196,000	––

Total	$28,725,000	$178,000

In the event of a significant change in the ownership of the Company, the utilization of such loss and tax credit carryforwards could be substantially limited.

6.  Shareholders’ Equity (Deficiency)

Warrants

The following table summarizes warrant activity for the years ended December 31, 2009 and 2008:

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
		Wgtd. Avg.		Wgtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	2,218,750	$0.12	4,239,075	$0.46
Exercised	––	––	––	––
Forfeited	––	––	(2,020,325)	0.83
Outstanding at end of year	2,218,750	$0.12	2,218,750	$0.12

Warrants exercisable at year end	2,218,750	$0.12	2,218,750	$0.12

The outstanding warrants have expiration dates between May 2012 and December 2013.

Stock compensation plans

During 1998, we adopted the 1998 Stock Option Plan (“the Plan”). An aggregate of 4,000,000 shares of common stock are reserved for issuance upon the exercise of options granted under the Plan. In September 2005, the shareholders approved an increase in the number of shares available for issuance to 10,000,000 shares. The purchase price of the common stock underlying each option may not be less than the fair market value at the date the option is granted (110% of fair market value for optionees that own more than 10% of the voting power of the Company). The Plan expired on August 31, 2008. The options are exercisable for up to ten years from the grant date.

During the years ended December 31, 2009 and December 31, 2008, subsequent to the expiration of the Plan, the Company issued, outside of the Plan, non-incentive stock options for an aggregate of 1,765,000 and 950,000 shares, respectively, of Company common stock to five directors and four employees.

Certain options awarded during 2009 and 2008 contain provisions which allow for the automatic proportionate adjustment of the number of shares covered and the exercise price of each share in the event that the Company changes its shares of common stock by a stock dividend, stock split, combination, reclassification, exchange, merger or consolidation.

The following is a summary of stock option activity under the Plan and outside of the Plan for 2009 and 2008, and the status of stock options outstanding at December 31, 2009 and 2008:

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
		Wgtd. Avg.		Wgtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	8,000,000	$0.09	6,844,000	$0.12
Granted	1,765,000	0.09	1,400,000	0.04
Exercised	(40,000)	(0.07)	(33,334)	(0.07)
Forfeited	(460,000)	(0.17)	(210,666)	(0.88)
Outstanding at end of year	9,265,000	$0.09	8,000,000	$0.09

Stock options exercisable at year end	5,846,667	$0.09	4,258,333	$0.10

Weighted average fair value of options granted was $0.06 and $0.03 per share for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, there was $301,500 of aggregate intrinsic value of outstanding stock options, including $187,875 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of December 31, 2009.  This amount changes, based on the fair market value of the Company’s stock.  Total intrinsic value of options exercised was $2,600 and $334 for the years ended December 31, 2009 and 2008, respectively.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Number
	Outstanding at	Weighted Average
Range of	December 31,	Remaining	Weighted Average
Exercise Prices	2009	Contractual Life	Exercise Price
$0.04-$0.07	2,800,000	7.48	$0.06
$0.08-$0.09	5,650,000	7.42	$0.08
$0.10-$1.25	815,000	6.42	$0.16
	9,265,000	7.35	$0.09

Total unrecognized compensation cost at December 31, 2009 of $97,430 is expected to be recognized over a weighted average period of 2.4 years.

In February 2010, the Company issued ten-year options to one officer, five directors and nine employees to purchase 5,299,815 common shares. See note 11, Subsequent Events, for further information.

7. Related Party Transactions

We incurred $27,845 and $76,941 in legal fees during the years ended December 31, 2009 and 2008, respectively, for services provided by Breslow & Walker, LLP in which Howard Breslow, a director and stockholder of the Company, is a partner.  At December 31, 2009 and 2008, accounts payable include $4,895 and $8,866, respectively, due to Breslow & Walker, LLP for services rendered.

On August 7, 2007, the Board of Directors of the Company agreed to outsource to Roderick de Greef, a director of the Company, the task of overseeing the Company’s financing activities, internal accounting functions and SEC reporting, and assisting in the search for, and reviewing, strategic alternatives, on a part-time basis (up to 80 hours per month on an as needed basis), effective as of July 1, 2007 (since he was effectively serving the Company in such capacity since such date), on terms to be agreed upon by Mike Rice, the President of the Company, and Mr. de Greef, and approved by the Board. Subsequent to August 7, 2007, Mr. Rice and Mr. de Greef agreed to the following terms: (1) a fee of $10,000 per month, (2) reimbursement of business expenses, (3) 90 day advance notice of termination by the Company, and (4) the payment of one (1) year’s fees ($120,000) if terminated in connection with a Change of Control transaction. As used herein the term Change of Control means (A) there shall be consummated (1) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company’s Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company’s Common Stock immediately prior to the merger have the same proportionate ownership of at least 50% of common stock of the surviving corporation immediately after the merger, or (2) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company; (B) the shareholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; or (C) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 50% or more of the Company’s outstanding Common Stock. On November 14, 2007, the arrangement was approved by the Board of Directors of the Company. Beginning on August 1, 2009, Mr. de Greef’s fees were decreased 20% in conjunction with the Company’s 10% across the board pay cuts. The Company incurred consulting fees of $110,000 and $120,000 under this arrangement for years ended December 31, 2009 and 2008, respectively.

8. Commitments and Contingencies

Leases

In July 2007, we signed a four-year lease, commencing August 1, 2007, for 4,366 square feet of office and laboratory space in Bothell, Washington at an initial rental rate of $6,367 per month. We are also responsible for paying a proportionate share of property taxes and other operating expenses as defined in the lease.

In November 2008, we signed an amended five-year lease to gain 5,798 square feet of additional clean room space for manufacturing in a facility adjacent to our corporate office facility leased in Bothell, Washington at an initial rental rate of $14,495 per month. Included in this amendment is the exercise of the renewal option for our current office and laboratory space to make the lease for such space coterminous with the new facility five-year lease period.

The following is a schedule of future minimum lease payments required under the facility leases:

Year Ending
December 31
2010	$263,540
2011	274,082
2012	285,045
2013	296,447
2014	77,076
Total	$1,196,190

Rental expense for this facility lease for the years ended December 31, 2009 and 2008 totaled $278,788 and $111,955, respectively.  These amounts include the Company’s proportionate share of property taxes and other operating expenses as defined by the lease.

Employment agreement

We have an employment agreement with the Chief Executive Officer of the Company which automatically renews for successive one year periods in the event either party does not send the other a “termination notice” no less than 90 days prior to the expiration of the initial term or any subsequent term. The agreement provides for certain minimum compensation per month and incentive bonuses at the discretion of the Board of Directors. Under certain conditions, we may be required to continue to pay the base salary under the agreement for a period of one to two years.

Litigation

On February 7, 2007, Kristi Snyder, a former employee of the Company filed a complaint in the New York State Supreme Court, County of Broome, against the Company alleging a breach of an employment agreement and seeking damages of up to $300,000 plus attorneys’ fees. This case currently is in discovery. The Company is vigorously defending its position.

On April 6, 2007, the Company was served with a complaint filed by John G. Baust, the Company’s former Chief Executive Officer and President, and thereafter, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer, in the New York State Supreme Court, County of Tioga, against the Company seeking, among other things, damages under his employment agreement to be determined upon trial of the action plus attorneys’ fees, a declaratory judgment that he did not breach his fiduciary duties to the Company, and that his covenant not to compete is void as against public policy or unenforceable as a matter of law, and to enjoin the Company from commencing an action against him in Delaware courts seeking damages for breaches of his fiduciary obligations to the Company. The parties have engaged in extensive motion practice.  By decision of December 18, 2009, Justice Tait rejected Plaintiff Baust’s efforts to obtain partial summary judgment.  This case continues in pre-trial discovery. The Company is defending the lawsuit vigorously.

On June 15, 2007, the Company filed a lawsuit in the State of New York Supreme Court, County of Tioga against Cell Preservation Services, Inc. (“CPSI”) and Coraegis Bioinnovations, Inc. (“Coraegis”), both of which are owned and/or controlled by John M. Baust, a former employee of the Company and the son of John G. Baust, both of whose employment with the Company was terminated on January 8, 2007.

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

The lawsuit seeks, among other things, (1) to enjoin CPSI from continuing to violate the Research Agreement, (2) damages as a result of CPSI’s breaches of the Research Agreement, (3) to enjoin CPSI and Coraegis from any further use of the Company’s trade secrets, (4) damages (including punitive damages) as a result of CPSI’s and Coraegis’ misappropriation of the Company’s trade secrets, (5) to enjoin CPSI and Coraegis from any further use of BioLife’s Technology, Intellectual Property and Confidential Information, (6) damages (including punitive damages) as a result of CPSI’s and Coraegis’ unfair competition against the Company, and (7) damages (including punitive damages) as a result of CPSI’s and Coraegis’ conversion of BioLife’s Technology, Intellectual Property and Confidential Information to their own use. On September 30, 2008, Justice Jeffrey Tait issued a Letter Decision and Order which provides for a multi-phase process for discovery concerning contested discovery disclosures. The parties are awaiting Justice Tait’s decision on the initial process to be used concerning these contested discovery issues.  The parties have engaged in extensive motion practice.  By decision of December 18, 2009, Justice Tait denied the attempt of the Defendants to dismiss Plaintiff’s complaint.  This case is in pre-trial discovery. The Company is prosecuting the lawsuit vigorously.

On December 4, 2007, John M. Baust, the son of John G. Baust, filed a complaint in the New York State Supreme Court, County of Tioga, against the Company and Michael Rice, the Company’s Chairman and Chief Executive Officer, alleging, among other things, a breach of an employment agreement and defamation of character and seeking damages against the Company in excess of $300,000 plus attorneys fees. The case currently is in discovery. The Company is defending the lawsuit vigorously.

On December 27, 2007, John G. Baust and John M. Baust, each separately, filed complaints with the State of New York, Division of Human Rights (“the Division”) alleging unlawful discrimination practices against the Company based on wrongful termination due to retaliation for bringing complaints of sexual harassment on the part of Michael Rice, the Company’s Chairman and Chief Executive Officer. The Company responded to the complaints, filed by John G. Baust on January 22, 2008, and by John M. Baust on January 14, 2008. On March 5, 2008, the Company was notified by the Division that these complaints were ordered dismissed and the files were closed due to the Division’s lack of jurisdiction in the matter, the Division having determined that the civil suits filed by John G. Baust and John M. Baust had precedence and precluded the Division from asserting jurisdiction. The determination was successfully appealed and overturned by Justice Tait on October 23, 2008. On February 4, 2010, the Appellate Division of the Supreme Court of New York, Third Department affirmed Justice Tait’s opinion that John G. Baust and John M. Baust could pursue a complaint in the Division.  On March 15, 2010, the Division delivered to the Supreme Court, Appellate Division, a Notice of Motion and Motion for Reargument or Leave to Appeal.  The motion is returnable April 5, 2010.  In the event the Division's motion is denied or, if granted, the Division is unsuccessful in its reargument or appeal, the Company retains all of its rights to oppose the complaint of Messrs. Baust before the Division.  In such event, the Company would vigorously oppose any attempt at a recovery.

We have not made any accrual related to future litigation outcomes as of December 31, 2009 or 2008.

9.  Concentration of Risk

Significant customers

Sales to individual customers representing more than 10% of total revenue totaled approximately $494,000 and $409,000 in 2009 and 2008, respectively. In 2009 the amount in product sales revenue were from two customers, one which totaled $334,000 representing 21% of total product sales, and the other which totaled $160,000 representing 10% of total product sales.  In 2008 the amount in product sales revenue were from two customers, one which totaled $246,000 representing 19% of total product sales, and the other which totaled $163,000 representing 13% of total product sales.

At December 31, 2009, three customers accounted for approximately 47% of total gross accounts receivable, and at December 31, 2008, two customers accounted for approximately 36% of total gross accounts receivable.

10.  Supplemental Cash Flow Disclosures

Actual cash payments

No cash was paid for either interest expense or income taxes for the years ended December 31, 2009 and 2008.

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

11.  Subsequent Events

In February 2010, the Company received an additional $250,000 in total from Messrs. Girschweiler and Villiger pursuant to the amended Multi-Draw Term Loan Facility described in Note 2.

In February 2010, the Company issued ten-year options to one officer, five directors and nine employees to purchase 5,299,815 common shares.