Form 10-Q
period 2010-03-31
BIOLIFE SOLUTIONS INC
filed 2010-05-13
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☑

The registrant had 69,679,854 shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2010.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTShat

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BioLife Solutions, Inc.
Balance Sheets
(unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$2,292	$139,151
Accounts receivable, trade, net of allowance for doubtful accounts
of $20,600 and $550 at March 31, 2010 and December 31, 2009, respectively	358,772	315,365
Inventories	436,529	358,219
Prepaid expenses and other current assets	85,747	79,635
Total current assets	883,340	892,370

Property and equipment
Furniture and computer equipment	163,123	164,964
Manufacturing and other equipment	530,649	521,494
Subtotal	693,772	686,458
Less: Accumulated depreciation and amortization	(285,260)	(281,036)
Net property and equipment	408,512	405,422
Long term deposits	36,166	36,166

Total assets	$1,328,018	$1,333,958

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$268,227	$192,834
Accrued expenses	70,630	51,251
Accrued compensation	105,671	92,588
Promissory notes payable, related parties	8,138,127	-
Accrued interest, related parties	903,346	-
Deferred revenue	20,000	20,000
Total current liabilities	9,506,001	356,673
Long term liabilities
Promissory notes payable, related parties	-	7,888,127
Accrued interest, related parties	-	766,973
Deferred revenue, long term	144,167	149,167
Total liabilities	9,650,168	9,160,940

Commitments and Contingencies

Stockholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares
authorized, 69,679,854 issued and outstanding at March 31, 2010 and December 31, 2009	69,680	69,680
Additional paid-in capital	42,351,167	42,314,560
Accumulated deficit	(50,742,997)	(50,211,222)

Total stockholders' equity (deficiency)	(8,322,150)	(7,826,982)

Total liabilities and stockholders' equity (deficiency)	$1,328,018	$1,333,958

See accompanying notes.

BioLife Solutions, Inc.
Statements of Operations
(unaudited)

	Three-month Period Ended March 31,
	2010	2009
Revenue
Product sales	$507,909	$367,945
Licensing revenue	5,000	9,167
Total revenue	512,909	377,112
Cost of product sales	274,189	230,277
Gross profit	238,720	146,835
Operating expenses
Research and development	66,932	133,624
Sales and marketing	123,028	123,581
General and administrative	442,574	456,075
Manufacturing start-up costs	-	166,951
Total operating expenses	632,534	880,231

Operating loss	(393,814)	(733,396)

Other income (expenses)
Interest income	36	681
Interest expense	(136,372)	(106,853)
Loss on disposal of property and equipment	(1,626)	-
Total other income (expenses)	(137,962)	(106,172)

Net Loss	$(531,776)	$(839,568)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,679,854	69,639,854

See accompanying notes.

BioLife Solutions, Inc.
Statements of Cash Flows
(unaudited)

	Three-month Period Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(531,776)	$(839,568)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,670	9,573
Loss on disposal of property and equipment	1,626	-
Share-based compensation expense	36,607	27,794
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(43,407)	34,229
Other receivable	-	(79,904)
Inventories	(78,310)	172,280
Prepaid expenses and other current assets	(6,112)	(122,664)
Increase (Decrease) in
Accounts payable	75,393	(72,982)
Accrued expenses and compensation	32,460	(38,251)
Accrued interest, related parties	136,373	106,853
Deferred revenue	(5,000)	(9,167)
Net cash used in operating activities	(377,476)	(811,807)

Cash flows from investing activity
Purchase of property and equipment	(9,383)	(258,721)
Net cash used in investing activity	(9,383)	(258,721)

Cash flows from financing activity
Proceeds from promissory notes payable, related parties	250,000	1,400,000
Net cash provided by financing activity	250,000	1,400,000

Net increase (decrease) in cash and cash equivalents	(136,859)	329,472

Cash and cash equivalents - beginning of period	139,151	98,724

Cash and cash equivalents - end of period	$2,292	$428,196

See accompanying notes.

BioLife Solutions, Inc.

Notes to Financial Statements
(unaudited)

1.    Nature of the Business

Note: The terms “the Company,” “us,” “we” and “our” refer to BioLife Solutions, Inc.

BioLife Solutions, Inc. develops, manufactures, and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provides contracted research and development and consulting services related to optimization of biopreservation processes and protocols.  Our proprietary HypoThermosol®, CryoStor™, and generic BloodStor® biopreservation media products are marketed to cell therapy companies, pharmaceutical companies, cord blood banks, hair transplant surgeons, and suppliers of cells to the toxicology testing and diagnostic markets.  All of our products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices using United States Pharmacopeia (“USP”) or the highest available grade components.

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

2.    Financial Condition and Going Concern

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $51 million at March 31, 2010.  This raises substantial doubt about our ability to continue as a going concern.

On January 11, 2008, we entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company (the “Investors”), pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporated (i) a refinancing of then existing indebtedness of the Company to the Investor, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a then current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), which was due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least Two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, could be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets.

In May and July 2008, we received an additional $1,000,000 in total from the Investors pursuant to the Multi-Draw Term Loan Facility.  On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, we received an additional $600,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities.  In January, May, July, August, and November 2009, we received an additional $2,825,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities.  In December 2009, the Investors granted an extension of the repayment date to January 11, 2011.  In February 2010, we received an additional $250,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities, which brought our total principal balance owed under the Multi-Draw Term Loan Notes to $8,138,127, and leaves $861,873 left to draw from the Facilities at March 31, 2010.  We analyzed the Facility in accordance with the authoritative literature with respect to derivatives related to the contingent conversion feature of the promissory notes at a variable exercise price.  According to our analysis, the resulting derivatives are not material to the transaction or to the financial statements taken as a whole and as a result, we did not record the derivative liabilities at each draw date.  In December 2009, the Facility was amended such that the conversion feature was deleted in its entirety.

We believe that continued access to the amended Multi-Draw Term Loan Facilities, in combination with cash generated from operations, will provide sufficient funds for the next nine months. However, we would require additional capital in the immediate short term if our ability to draw on the amended Multi-Draw Term Loan Facilities is restricted or terminated.  Other factors that would negatively impact our ability to finance our operations include (a) significant reductions in revenue from our internal projections, (b) increased capital expenditures, (c) significant increases in cost of goods and operating expenses, or; (d) an adverse outcome resulting from current litigation. We expect that we may need additional capital to reach a sustainable level of positive cash flow.  Although the Investors who have provided the amended Multi-Draw Term Loan Facilities historically have demonstrated a willingness to grant access to the Facilities and renegotiate terms of previous credit arrangements there is no assurance they will continue to do so in the future.  If the Investors were to become unwilling to provide access to additional funds through the amended Multi-Draw Term Loan Facilities we would need to find immediate additional sources of capital.  There can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to other stockholders. If we are unable to secure additional capital as circumstances require, we may not be able to continue our operations.

These financial statements assume that we will continue as a going concern.  If we are unable to continue as a going concern, we may be unable to realize our assets and discharge our liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

In the opinion of management, the accompanying unaudited financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows.  These unaudited financial statements should be read in conjunction with the audited financial statements included on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.

Reclassifications

Certain prior period amounts in the financial statements have been reclassified to conform to current period presentation.  There has been no impact on previously reported net loss or stockholders’ equity (deficit).

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standard Board (“FASB”) issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have an impact on our financial statements.

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

4.      Inventories

	March 31, 2010	December 31, 2009
Product, Finished Goods	$171,849	$185,448
Product, Work in Progress	136,547	49,350
Raw Materials	128,133	123,421
Total Inventory	$436,529	$358,219

5.    Share-based Compensation

During 1998, we adopted the 1998 Stock Option Plan (“the Plan”). An aggregate of 4,000,000 shares of common stock were reserved for issuance upon the exercise of options granted under the Plan. In September 2005, the shareholders approved an increase in the number of shares available for issuance to 10,000,000 shares. The purchase price of the common stock underlying each option may not be less than the fair market value at the date the option is granted (110% of fair market value for optionees that own more than 10% of the voting power of the Company). The Plan expired on August 31, 2008. The options are exercisable for up to ten years from the grant date.

During the three month period ended March 31, 2010, and subsequent to the expiration of the Company’s 1998 Stock Option Plan, we issued, outside of the Plan, non-incentive stock options for an aggregate of 5,299,815 shares of Company common stock to five directors and nine employees.  Options to purchase 750,000 shares were awarded to five outside directors which vest 100% on the first anniversary date of the awards.  Options to purchase 4,549,815 shares were awarded to one director and nine employees which vests as follows:  twenty-five percent on the first anniversary date of the award, and then one-thirty sixth of the remaining balance in each of the ensuing thirty-six months following the first anniversary date of the award.

We recorded stock compensation expense of $36,607 and $27,794 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administration expenses on the statements of operations.

As of March 31, 2010, we had approximately $464,308 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately three years.

We use the Black-Scholes options-pricing model (Black-Scholes model) to value share-based employee and non-employee director stock option awards.  The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Statements of Operations.  Among these are expected term of options, estimated forfeitures, expected volatility of the Company’s stock price, expected dividends and risk-free interest rate.

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions:

	Three-month Period Ended March 31,
	2010	2009
Risk free interest rate	2.23%	1.78%
Dividend yield	0.0%	0.0%
Expected term (in years)	6.8	6.4
Volatility	88%	82%

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three months ended March 31, 2010 and 2009 was 7.45% and 8.75%, respectively.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2010 is as follows:

		Wgtd. Avg.
		Exercise
	Shares	Price
Outstanding at December 31, 2009	9,265,000	$0.09
Granted	5,299,815	0.10
Exercised	-	-
Forfeited/expired	-	-
Outstanding at March 31, 2010	14,564,815	$0.09
Outstanding options vested and exercisable at March 31, 2010	7,012,917	$0.09

The weighted average grant-date fair value of option awards granted was $.08 and $.06 per share during the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, there was $210,600 of aggregate intrinsic value of outstanding stock options, including $147,633 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of March 31, 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of March 31, 2010.  This amount may change, based on the fair market value of the Company’s stock.

6.    Warrants

The following table summarizes warrant activity for the three months ended March 31, 2010:

	Period Ended
	March 31, 2010
		Wgtd. Avg.
		Exercise
	Shares	Price
Outstanding at beginning of year	2,218,750	$0.12
Exercised	––	––
Forfeited	––	––
Outstanding at March 31, 2010	2,218,750	$0.12

Warrants exercisable at March 31, 2010	2,218,750	$0.12

The outstanding warrants have expiration dates between May 2012 and December 2013.

7.    Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the periods ended March 31, 2010 and 2009 since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options, warrants, and convertible debt (2009 only).

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows for the periods ended March 31, 2010 and 2009:

	Three-month period ended March 31,
	2010	2009
Basic and diluted weighted average common stock shares outstanding	69,679,854	69,639,854
Potentially dilutive securities excluded from loss per share computations:
Common stock options	14,564,815	9,725,000
Common stock purchase warrants	2,218,750	2,218,750

8.    Related Party Transactions

We incurred $12,756 and $15,956 in legal fees during the three months ended March 31, 2010 and 2009, respectively, for services provided by a law firm in which a director and stockholder of the Company is a partner.  Pursuant to a consulting agreement, we incurred $24,000 and $30,000 in consulting fees during the three months ended March 31, 2010 and 2009, respectively, for services provided by a director and stockholder of the Company.

Included in accounts payable and accrued expenses are $39,182 and $23,895 due to related parties for services rendered as of March 31, 2010 and December 31, 2009, respectively.

9.    Subsequent Event

In April 2010, the Company received an additional $350,000 in total from Messrs. Girschweiler and Villiger pursuant to the amended Multi-Draw Term Loan Facility described in Note 2.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on its current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting it will be those that the Company anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Management’s discussion and analysis provides additional insight into BioLife Solutions, Inc. and is provided as a supplement to, and should be read in conjunction with, its annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission.

BioLife Solutions, Inc. develops, manufactures, and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provides contracted research and development and consulting services related to optimization of biopreservation processes and protocols.  Our proprietary HypoThermosol®, CryoStor™, and generic BloodStor® biopreservation media products are marketed to cell therapy companies, pharmaceutical companies, cord blood banks, hair transplant surgeons, and suppliers of cells to the toxicology testing and diagnostic markets.  All of our products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices using United States Pharmacopeia (“USP”) or the highest available grade components.

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

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported revenues and expenses during the reporting periods presented. On an ongoing basis, it evaluates estimates, including those related to share-based compensation and expense accruals. The Company bases its estimates on historical experience and on other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. The Company’s critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Estimates” under Item 7 in the Company’s Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of March 31, 2010, we had $2,292 in cash and cash equivalents.  To date, we have financed our operations primarily through proceeds from debt instruments including the Secured Convertible Multi-draw Term Loan Facilities described in detail below.

On January 11, 2008, we entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement with each of Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company (the “Investors”), pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility (the “Facility”) of $2,500,000, which Facility (a) incorporated (i) a refinancing of then existing indebtedness of the Company to the Investor, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a then current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), which was due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least Two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, could be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets.

In May and July 2008, we received an additional $1,000,000 in total from the Investors pursuant to the Multi-Draw Term Loan Facility.  On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, we received an additional $600,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities.  In January, May, July, August, and November 2009, we received an additional $2,825,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities.  In December 2009, the Investors granted an extension of the repayment date to January 11, 2011.  In February 2010, we received an additional $250,000 in total from the Investors pursuant to the amended Multi-Draw Term Loan Facilities, which brought our total principal balance owed under the Multi-Draw Term Loan Notes to $8,138,127, and leaves $861,873 left to draw from the Facilities at March 31, 2010.  We analyzed the Facility in accordance with the authoritative literature with respect to derivatives related to the contingent conversion feature of the promissory notes at a variable exercise price.  According to our analysis, the resulting derivatives are not material to the transaction or to the financial statements taken as a whole and as a result, we did not record the derivative liabilities at each draw date.  In December 2009, the Facility was amended such that the conversion feature was deleted in its entirety.

Operating Capital and Capital Expenditure Requirements

We believe that continued access to the amended Multi-Draw Term Loan Facilities, in combination with cash generated from operations, will provide sufficient funds for the next nine months. However, we would require additional capital in the immediate short term if our ability to draw on the amended Multi-Draw Term Loan Facilities is restricted or terminated.  Other factors that would negatively impact our ability to finance our operations include (a) significant reductions in revenue from our internal projections, (b) increased capital expenditures, (c) significant increases in cost of goods and operating expenses, or; (d) an adverse outcome resulting from current litigation. We expect that we may need additional capital to reach a sustainable level of positive cash flow.  Although the Investors who have provided the amended Multi-Draw Term Loan Facilities historically have demonstrated a willingness to grant access to the Facilities and renegotiate terms of previous credit arrangements there is no assurance they will continue to do so in the future.  If the Investors were to become unwilling to provide access to additional funds through the amended Multi-Draw Term Loan Facilities we would need to find immediate additional sources of capital.  There can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to other stockholders. If we are unable to secure additional capital as circumstances require, we may not be able to continue our operations.

Net Cash Used in Operating Activities

For the three month period ended March 31, 2010, net cash used in operating activities was $(377,476) as compared to net cash used in operating activities of $(811,807) for the three month period ended March 31, 2009.  The $434,331 decrease in net cash used by operations primarily is reflected in the lower net loss for the year to date, partially offset by non-cash operating expenses including share-based compensation, and changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities consisted of purchases of property and equipment.  For the three month period ended March 31, 2010, the aggregate investment in property and equipment was $(9,383), compared to $(258,721) for the three month period ended March 31, 2009, primarily due to the manufacturing facility build-out that took place in the first quarter of 2009.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $250,000 for the three month period ended March 31, 2010, which resulted from the draws taken on the Multi-Draw Term Loan Facilities.  Net cash provided by financing activities totaled $1,400,000 for the three month period ended March 31, 2009 resulting primarily from draws taken on the Multi-Draw Term Loan Facilities.

Results of Operations

Three-Month Period Ended March 31, 2010 compared to the Three-Month Period Ended March 31, 2009

Revenue

Product sales for the three months ended March 31, 2010 increased $139,964, or 38%, to $507,909, compared to $367,945 for the three months ended March 31, 2009.  This increase in revenue is primarily due to higher product sales, including our BloodStor® cord blood stem cell freeze media introduced in the third quarter of 2009, to existing customers and new customers.  Additionally, licensing revenue for the three months ended March 31, 2010 was $5,000, compared to $9,167 for the three months ended March 31, 2009.  For 2010 licensing revenue is related to two product license agreements with one customer.

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2010 increased by $43,912, or 19%, to $274,189, compared to $230,277 for the three months ended March 31, 2009.  This increase is primarily the result of increased production costs associated with the increase in product sales.  Gross margin as a percentage of revenue increased to 47%, compared to 39% for the same period in 2009.  The gross margin reflects the transition from a contract manufacturer to internal manufacturing which began in May 2009.

Research and Development Expenses

Expenses relating to research and development for the three months ended March 31, 2010 decreased $66,692, or 50%, to $66,932, compared to $133,624 for the three months ended March 31, 2009.  The decrease primarily is due to approximately $40,000 in personnel related cost as a result of a reduction in workforce that took place at the end of July 2009, and a decrease of approximately $11,000 in lab supplies and small equipment expenses related to the build-out of the research and development lab facility in the first quarter of 2009.

Sales and Marketing Expenses

For the three months ended March 31, 2010, sales and marketing expenses decreased $553, or .5%, to $123,028, compared to $123,581 for the three months ended March 31, 2009.  The lower expense primarily is due to a decrease of approximately $25,000 in personnel related cost due as a result of a reduction in workforce that took place at the end of July 2009, offset by an increase of approximately $24,000 in trade show and travel related costs resulting from the timing of attendance at key trade shows.

General and Administrative Expenses

For the three months ended March 31, 2010, general and administrative expenses decreased $13,501, or 3%, to $442,574, compared to $456,075 for the three months ended March 31, 2009.  The reduction primarily is due to lower costs of approximately $13,000 in personnel related cost as a result of staff salary reductions that took place in August 2009.

Manufacturing Start-up Costs

There were no manufacturing start-up costs for the three months ended March 31, 2010.  In the third quarter of 2008, to reduce cost of product sales and enhance production flexibility, we decided to transition our manufacturing process in-house.  The first production run was completed half way through the second quarter in May 2009 at which time costs were no longer classified as manufacturing start-up.  Manufacturing start-up costs were $166,951 for the three months ended March 31, 2009.

Interest Expense

Interest expense increased to $136,372 for the three months ended March 31, 2010 compared to $106,853 for the three months ended March 31, 2009.  The increase is due to a higher average debt balance.

Contractual Obligations

We did not have any off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

ITEM 4T.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information required to be disclosed in the reports that are filed with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by its management, with the participation of the Company’s Chief Executive/Chief Financial Officer, the Chief Executive/Chief Financial Officer believes that these controls and procedures are effective.

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: May 13, 2010	/s/ Michael Rice
Michael Rice
President and Chief Executive Officer (Principal Executive and Financial Officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith