Form 10-Q
period 2010-06-30
BIOLIFE SOLUTIONS INC
filed 2010-08-13
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The registrant had 69,679,854 shares of Common Stock, $0.001 par value per share, outstanding as of July 31, 2010.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BioLife Solutions, Inc.
Balance Sheets
(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$67,881	$139,151
Accounts receivable, trade, net of allowance for doubtful accounts
of $39,900 and $550 at June 30, 2010 and December 31, 2009, respectively	285,241	315,365
Inventories	532,431	358,219
Prepaid expenses and other current assets	73,267	79,635
Total current assets	958,820	892,370

Property and equipment
Furniture and computer equipment	166,243	164,964
Manufacturing and other equipment	531,874	521,494
Subtotal	698,117	686,458
Less: Accumulated depreciation and amortization	(308,343)	(281,036)
Net property and equipment	389,774	405,422
Long term deposits	36,166	36,166

Total assets	$1,384,760	$1,333,958

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$343,280	$192,834
Accrued expenses	57,841	51,251
Accrued compensation	103,987	92,588
Promissory notes payable, related parties	8,488,127	-
Accrued interest, related parties	1,049,038	-
Deferred revenue	20,000	20,000
Total current liabilities	10,062,273	356,673
Long term liabilities
Promissory notes payable, related parties	-	7,888,127
Accrued interest, related parties	-	766,973
Deferred revenue, long term	139,167	149,167
Total liabilities	10,201,440	9,160,940

Commitments and Contingencies

Stockholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares
authorized, 69,679,854 issued and outstanding at June 30, 2010 and December 31, 2009	69,680	69,680
Additional paid-in capital	42,393,781	42,314,560
Accumulated deficit	(51,280,141)	(50,211,222)

Total stockholders' equity (deficiency)	(8,816,680)	(7,826,982)

Total liabilities and stockholders' equity (deficiency)	$1,384,760	$1,333,958

See accompanying notes.

BioLife Solutions, Inc.
Statements of Operations
(unaudited)

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2010	2009	2010	200
Revenue
Product sales	$462,771	$271,528	$970,680	$639,473
Licensing revenue	5,000	5,000	10,000	14,167
Total revenue	467,771	276,528	980,680	653,640
Cost of product sales	274,153	218,851	548,341	449,127
Gross profit	193,618	57,677	432,339	204,513
Operating expenses
Research and development	81,502	141,946	148,435	275,570
Sales and marketing	117,017	211,038	240,046	334,619
General and administrative	386,626	379,172	829,200	833,247
Manufacturing start-up costs	-	218,254	-	385,205
Total operating expenses	585,145	950,410	1,217,681	1,828,641

Operating loss	(391,527)	(892,733)	(785,342)	(1,624,128)

Other income (expenses)
Interest income	76	195	112	876
Interest expense	(145,693)	(118,267)	(282,065)	(225,120)
Loss on disposal of property and equipment	-	(2,123)	(1,626)	(2,123)
Total other income (expenses)	(145,617)	(120,195)	(283,579)	(226,367)

Net Loss	$(537,144)	$(1,012,928)	$(1,068,921)	$(1,850,495)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,679,854	69,639,854	69,679,854	69,639,854

See accompanying notes.

BioLife Solutions, Inc.
Statements of Cash Flows
(unaudited)

	Six-month Period Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,068,921)	$(1,850,495)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	27,753	40,159
Loss on disposal of property and equipment	1,626	2,123
Share-based compensation expense	79,221	59,315
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	30,124	80,000
Inventories	(174,212)	246,060
Prepaid expenses and other current assets	6,368	(43,503)
Increase (Decrease) in
Accounts payable	150,446	(258,856)
Accrued expenses and compensation	17,990	(19,756)
Accrued interest, related parties	282,065	225,120
Deferred revenue	(10,000)	(22,499)
Net cash used in operating activities	(657,540)	(1,542,332)

Cash flows from investing activity
Purchase of property and equipment	(13,730)	(369,989)
Net cash used in investing activity	(13,730)	(369,989)

Cash flows from financing activity
Proceeds from promissory notes payable, related parties	600,000	1,900,000
Net cash provided by financing activity	600,000	1,900,000

Net decrease in cash and cash equivalents	(71,270)	(12,321)

Cash and cash equivalents - beginning of period	139,151	98,724

Cash and cash equivalents - end of period	$67,881	$86,403

See accompanying notes.

BioLife Solutions, Inc.

Notes to Financial Statements
(unaudited)

1.	Nature of the Business

Note: The terms “the Company,” “us,” “we” and “our” refer to BioLife Solutions, Inc.

BioLife Solutions, Inc. develops, manufactures, and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provides contracted research and development and consulting services related to optimization of biopreservation processes and protocols.  Our proprietary HypoThermosol®, CryoStor®, and generic BloodStor™ biopreservation media products are marketed to cell therapy companies, pharmaceutical companies, cord blood banks, hair transplant surgeons, and suppliers of cells to the toxicology testing and diagnostic markets.  All of our products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices using United States Pharmacopeia (“USP”) or the highest available grade components.

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

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $51 million at June 30, 2010.  This raises substantial doubt about our ability to continue as a going concern.

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

In May and July 2008, we received an additional $1,000,000 in total from the Investors pursuant to the Facilities.  On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, we received an additional $600,000 in total from the Investors pursuant to the amended Facilities.  In January, May, July, August, and November 2009, we received an additional $2,825,000 in total from the Investors pursuant to the amended Facilities.  In December 2009, the Investors granted an extension of the repayment date to January 11, 2011.  In February and April 2010, we received an additional $600,000 in total from the Investors pursuant to the amended Facilities, which brought our total principal balance owed under the Multi-Draw Term Loan Notes to $8,488,127, and leaves $511,873 left to draw from the Facilities at June 30, 2010.  We analyzed the Facility in accordance with the authoritative literature with respect to derivatives related to the contingent conversion feature of the promissory notes at a variable exercise price.  According to our analysis, the resulting derivatives are not material to the transaction or to the financial statements taken as a whole and as a result, we did not record the derivative liabilities at each draw date.  In December 2009, the Facility was amended such that the conversion feature was deleted in its entirety.

We believe that continued access to the amended Facilities, in combination with cash generated from operations, will provide sufficient funds through December 31, 2010. However, we would require additional capital in the immediate short term if our ability to draw on the amended Facilities is restricted or terminated.  Other factors that would negatively impact our ability to finance our operations include (a) significant reductions in revenue from our internal projections, (b) increased capital expenditures, (c) significant increases in cost of goods and operating expenses, or; (d) an adverse outcome resulting from current litigation. We expect that we may need additional capital to reach a sustainable level of positive cash flow.  Although the Investors who have provided the amended Facilities historically have demonstrated a willingness to grant access to the Facilities and renegotiate terms of previous credit arrangements there is no assurance they will continue to do so in the future.  If the Investors were to become unwilling to provide access to additional funds through the amended Facilities we would need to find immediate additional sources of capital.  There can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to stockholders. If we are unable to secure additional capital as circumstances require, we may not be able to continue our operations.

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

Reclassifications

Certain prior period amounts in the financial statements have been reclassified to conform to current period presentation.  There has been no impact on previously reported net loss or stockholders’ equity (deficiency).

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

Fair Value of Financial Instruments

Generally, we have the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these financial instruments.  The carrying value of notes payable approximate their fair value because interest rates of notes payable approximate market interest rates.

4.      Inventories

	June 30, 2010	December 31, 2009
Product, Finished Goods	$231,739	$185,448
Product, Work in Progress	127,868	49,350
Raw Materials	172,824	123,421
Total Inventory	$532,431	$358,219

5.	Share-based Compensation

In September 2005, the shareholders approved an increase in the number of shares available for issuance under our 1998 Stock Option Plan (“the Plan”) from an aggregate of 4,000,000 shares of common stock to 10,000,000 shares. The purchase price of the common stock underlying each option may not be less than the fair market value at the date the option is granted (110% of fair market value for optionees that own more than 10% of the voting power of the Company). The Plan expired on August 31, 2008. The options are exercisable for up to ten years from the grant date.

During the six month period ended June 30, 2010, we issued, outside of the Plan, non-incentive stock options for an aggregate of 5,324,815 shares of Company common stock to five directors and ten employees.  Options to purchase an aggregate of 750,000 shares were awarded to five outside directors which vest 100% on the first anniversary date of the awards.  Options to purchase 4,574,815 shares were awarded to one director and ten employees which vests as follows:  twenty-five percent on the first anniversary date of the award, and then one-thirty sixth of the remaining balance in each of the ensuing thirty-six months following the first anniversary date of the award.

We recorded stock compensation expense of $42,614 and $31,521 for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009 we recorded stock compensation expense of $79,221 and $59,315, respectively.  This expense is included in general and administration expenses on the statements of operations.

As of June 30, 2010, we had approximately $419,634 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately three years.

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

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2010	2009	2010	2009
Risk free interest rate	2.26%	-	2.22%	1.78%
Dividend yield	0.0%	-	0.0%	0.0%
Expected term (in years)	7	-	6.8	6.4
Volatility	89.18%	-	87.76%	82.27%

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three and six months ended June 30, 2010 and 2009 was 7.44% and 8.75%, respectively.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2010 is as follows:

		Wgtd. Avg.
		Exercise
	Shares	Price
Outstanding at December 31, 2009	9,265,000	$0.09
Granted	5,324,815	0.10
Exercised	-	-
Forfeited/expired	-	-
Outstanding at June 30, 2010	14,589,815	$0.09
Outstanding options vested and exercisable at June 30, 2010	7,012,917	$0.09

The weighted average grant-date fair value of option awards granted was $.07 per share during the three months ended June 30, 2010.  There were no option awards granted during the three months ended June 30, 2009.  The weighted average grant-date fair value of option awards granted was $.08 and $.06 per share during the six months ended June 30, 2010 and 2009, respectively.
As of June 30, 2010, there was $203,850 of aggregate intrinsic value of outstanding stock options, including $140,133 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of June 30, 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of June 30, 2010.  This amount may change, based on the fair market value of the Company’s stock.

6.	Warrants

The following table summarizes warrant activity for the six months ended June 30, 2010:

	Period Ended
	June 30, 2010
		Wgtd. Avg.
		Exercise
	Shares	Price
Outstanding at December 31, 2009	2,218,750	$0.12
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2010	2,218,750	$0.12

Warrants exercisable at June 30, 2010	2,218,750	$0.12

The outstanding warrants have expiration dates between May 2012 and December 2013.

7.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the periods ended June 30, 2010 and 2009 since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options, warrants, and convertible debt (2009 only, as the conversion feature was eliminated in December of such year).

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows for the periods ended June 30, 2010 and 2009:

	Six-month period ended June 30,
	2010	2009
Basic and diluted weighted average common stock shares outstanding	69,679,854	69,639,854
Potentially dilutive securities excluded from loss per share computations:
Common stock options	14,589,815	9,725,000
Common stock purchase warrants	2,218,750	2,218,750

8.	Related Party Transactions

During the three and six months ended June 30, 2010 and 2009 we incurred $3,929 and $16,685, and $1,851 and $17,807, respectively, in legal fees for services provided by a law firm in which a director and stockholder of the Company is a partner.  Pursuant to a consulting agreement, we incurred $24,000 and $48,000, and $30,000 and $60,000 in consulting fees during the three and six months ended June 30, 2010 and 2009, respectively, for services provided by a director and stockholder of the Company.

Included in accounts payable and accrued expenses are $19,916 and $23,895 due to related parties for services rendered as of June 30, 2010 and December 31, 2009, respectively.

9.	Subsequent Event

In August 2010, we received an additional $250,000 in total from Messrs. Girschweiler and Villiger pursuant to the amended Facilities described in Note 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Management’s discussion and analysis provides additional insight into BioLife Solutions, Inc. and is provided as a supplement to, and should be read in conjunction with, its annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission.

BioLife Solutions, Inc. develops, manufactures, and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provides contracted research and development and consulting services related to optimization of biopreservation processes and protocols.  Our proprietary HypoThermosol®, CryoStor®, and generic BloodStor™ biopreservation media products are marketed to cell therapy companies, pharmaceutical companies, cord blood banks, hair transplant surgeons, and suppliers of cells to the toxicology testing and diagnostic markets.  All of our products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices using United States Pharmacopeia (“USP”) or the highest available grade components.

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

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported revenues and expenses during the reporting periods presented. On an ongoing basis, we evaluate estimates, including those related to share-based compensation and expense accruals. We base our estimates on historical experience and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Estimates” under Item 7 in our Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of June 30, 2010, we had $67,881 in cash and cash equivalents.  To date, we have financed our operations primarily through proceeds from debt instruments including the Secured Convertible Multi-draw Term Loan Facilities described in detail below.

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

In May and July 2008, we received an additional $1,000,000 in total from the Investors pursuant to the Facilities.  On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, we received an additional $600,000 in total from the Investors pursuant to the amended Facilities.  In January, May, July, August, and November 2009, we received an additional $2,825,000 in total from the Investors pursuant to the amended Facilities.  In December 2009, the Investors granted an extension of the repayment date to January 11, 2011.  In February and April 2010, we received an additional $600,000 in total from the Investors pursuant to the amended Facilities, which brought our total principal balance owed under the Multi-Draw Term Loan Notes to $8,488,127, and leaves $511,873 left to draw from the Facilities at June 30, 2010.  We analyzed the Facility in accordance with the authoritative literature with respect to derivatives related to the contingent conversion feature of the promissory notes at a variable exercise price.  According to our analysis, the resulting derivatives are not material to the transaction or to the financial statements taken as a whole and as a result, we did not record the derivative liabilities at each draw date.  In December 2009, the Facility was amended such that the conversion feature was deleted in its entirety.

Operating Capital and Capital Expenditure Requirements

We believe that continued access to the amended Facilities, in combination with cash generated from operations, will provide sufficient funds through December 31, 2010. However, we would require additional capital in the immediate short term if our ability to draw on the amended Facilities is restricted or terminated.  Other factors that would negatively impact our ability to finance our operations include (a) significant reductions in revenue from our internal projections, (b) increased capital expenditures, (c) significant increases in cost of goods and operating expenses, or; (d) an adverse outcome resulting from current litigation. We expect that we may need additional capital to reach a sustainable level of positive cash flow.  Although the Investors who have provided the amended Facilities historically have demonstrated a willingness to grant access to the Facilities and renegotiate terms of previous credit arrangements there is no assurance they will continue to do so in the future.  If the Investors were to become unwilling to provide access to additional funds through the amended Facilities we would need to find immediate additional sources of capital.  There can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to stockholders. If we are unable to secure additional capital as circumstances require, we may not be able to continue our operations.

Net Cash Used in Operating Activities

For the six month period ended June 30, 2010, net cash used in operating activities was $(657,540) as compared to net cash used in operating activities of $(1,542,332) for the six month period ended June 30, 2009.  The $884,792 decrease in net cash used by operations primarily is reflected in the lower net loss for the year to date, partially offset by non-cash operating expenses including share-based compensation, and changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities consisted of purchases of property and equipment.  For the six month period ended June 30, 2010, the aggregate investment in property and equipment was $(13,730), compared to $(369,989) for the six month period ended June 30, 2009, primarily due to the manufacturing facility build-out that took place in the first quarter of 2009.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $600,000 for the six month period ended June 30, 2010, which resulted from the draws taken on the Facilities.  Net cash provided by financing activities totaled $1,900,000 for the six month period ended June 30, 2009 resulting primarily from draws taken on the Facilities.

Results of Operations

Three- and Six-Month Periods Ended June 30, 2010 compared to the Three- and Six-Month Periods Ended June 30, 2009

Revenue

Product sales for the three months ended June 30, 2010 increased $191,243, or 70%, to $462,771, compared to $271,528 for the three months ended June 30, 2009.  Product sales for the six months ended June 30, 2010 increased $331,207, or 52%, to $970,680, compared to $639,473 for the six months ended June 30, 2009.  This increase in revenue primarily is due to higher product sales, including our BloodStor™ cord blood stem cell freeze media introduced in the third quarter of 2009, to existing customers and new customers.  Additionally, licensing revenue was $5,000 for both three months ended June 30, 2010 and 2009.

Cost of Product Sales

Cost of product sales for the three months ended June 30, 2010 increased by $55,302, or 25%, to $274,153, compared to $218,851 for the three months ended March 31, 2009.  Gross margin as a percentage of revenue increased to 41%, compared to 21% for the same period in 2009.  Cost of product sales for the six months ended June 30, 2010 increased by $99,214, or 22%, to $548,341, compared to $449,127 for the six months ended June 30, 2009, resulting in a gross margin as a percentage of revenue of 44% as compared to 31% for the same period in 2009.  The increase in cost of product sales for both periods primarily is the result of increased production costs associated with the increase in product sales.  The gross margin increases reflect the transition from a contract manufacturer to internal manufacturing which began in May 2009, and higher levels of revenue relative to our fixed manufacturing cost structure.

Research and Development Expenses

Expenses relating to research and development for the three months ended June 30, 2010 decreased $60,444, or 43%, to $81,502, compared to $141,946 for the three months ended June 30, 2009.  For the six months ended June 30, 2010, research and development expenses decreased $127,135, or 46%, to $148,435, compared to $275,570 for the six months ended June 30, 2009.  The decrease primarily is due to lower personnel related costs as a result of a reduction in workforce that took place at the end of July 2009, a decrease in contracted research activities, and lower legal fees associated with the Company’s intellectual property portfolio.

Sales and Marketing Expenses

For the three months ended June 30, 2010, sales and marketing expenses decreased $94,021, or 45%, to $117,017, compared to $211,038 for the three months ended June 30, 2009.  For the six months ended June 30, 2010, sales and marketing expenses decreased $94,573, or 28%, to $240,046, compared to $334,619 for the six months ended June 30, 2009.  The decrease primarily is due to lower personnel related costs, and a decrease in expenses associated with advertising, market research and the Company’s attendance at trade shows.

General and Administrative Expenses

For the three months ended June 30, 2010, general and administrative expenses increased $7,454, or 2%, to $386,626, compared to $379,172 for the three months ended June 30, 2009.  The increase primarily is due to higher costs in stock-based compensation related to stock options granted in the first quarter of 2010, offset by a decrease in personnel related costs as a result of staff salary reductions that took place in August 2009.  For the six months ended June 30, 2010, general and administrative expenses decreased $4,047, or 0.5%, to $829,200, compared to $833,247 for the six months ended June 30, 2009.  The decrease primarily is due to lower personnel related costs offset by the higher stock based compensation expenses.

Manufacturing Start-up Costs

There were no manufacturing start-up costs for the six months ended June 30, 2010.  In the third quarter of 2008, to reduce cost of product sales and enhance production flexibility, we decided to transition our manufacturing process in-house.  The first production run was completed half way through the second quarter in May 2009 at which time costs were no longer classified as manufacturing start-up.  Manufacturing start-up costs were $385,205 for the six months ended June 30, 2009.

Interest Expense

Interest expense increased to $145,693 for the three months ended June 30, 2010 compared to $118,267 for the three months ended June 30, 2009.  For the six months ended June 30, 2010, interest expense increased to $282,065, compared to $225,120 for the same period ended June 30, 2009.  The increase is due to a higher average debt balance.

Contractual Obligations

We did not have any off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information required to be disclosed in the reports that are filed with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Company’s Chief Executive/Chief Financial Officer, the Chief Executive/Chief Financial Officer concluded that these controls and procedures are effective.

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: August 13, 2010	/s/ Michael Rice
Michael Rice
President and Chief Executive Officer (Principal Executive and Financial Officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith