Form 10-Q
period 2010-09-30
BIOLIFE SOLUTIONS INC
filed 2010-11-15
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The registrant had 69,679,854 shares of Common Stock, $0.001 par value per share, outstanding as of November 10, 2010.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

2

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BioLife Solutions, Inc.
Balance Sheets
(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$298	$139,151
Accounts receivable, trade, net of allowance for doubtful accounts
of $7,400 and $550 at September 30, 2010 and December 31, 2009, respectively	317,058	315,365
Inventories	499,450	358,219
Prepaid expenses and other current assets	69,837	79,635
Total current assets	886,643	892,370

Property and equipment
Furniture and computer equipment	166,243	164,964
Manufacturing and other equipment	534,828	521,494
Subtotal	701,071	686,458
Less: Accumulated depreciation and amortization	(330,225)	(281,036)
Net property and equipment	370,846	405,422
Long term deposits	36,166	36,166

Total assets	$1,293,655	$1,333,958

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$228,898	$192,834
Accrued expenses	88,867	51,251
Accrued compensation	102,108	92,588
Promissory notes payable, related parties	8,738,127	-
Accrued interest, related parties	1,199,601	-
Deferred revenue	20,000	20,000
Total current liabilities	10,377,601	356,673
Long term liabilities
Promissory notes payable, related parties	-	7,888,127
Accrued interest, related parties	-	766,973
Deferred revenue, long term	134,167	149,167
Total liabilities	10,511,768	9,160,940

Commitments and Contingencies

Stockholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares
authorized, 69,679,854 issued and outstanding
at September 30, 2010 and December 31, 2009	69,680	69,680
Additional paid-in capital	42,436,420	42,314,560
Accumulated deficit	(51,724,213)	(50,211,222)

Total stockholders' equity (deficiency)	(9,218,113)	(7,826,982)

Total liabilities and stockholders' equity (deficiency)	$1,293,655	$1,333,958

See accompanying notes.

BioLife Solutions, Inc.
Statements of Operations
(unaudited)

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2010	2009	2010	2009
Revenue
Product sales	$519,892	$441,526	$1,490,571	$1,080,999
Licensing revenue	5,000	5,834	15,000	20,001
Total revenue	524,892	447,360	1,505,571	1,101,000
Cost of product sales	300,047	329,545	856,453	778,673
Gross profit	224,845	117,815	649,118	322,327
Operating expenses
Research and development	98,350	73,267	246,784	348,837
Sales and marketing	91,354	132,163	331,399	466,783
General and administrative	321,337	345,270	1,149,813	1,178,517
Manufacturing start-up costs	-	-	-	385,205
Total operating expenses	511,041	550,700	1,727,996	2,379,342

Operating loss	(286,196)	(432,885)	(1,078,878)	(2,057,015)

Other income (expenses)
Interest income	27	168	140	1,043
Interest expense	(150,563)	(128,292)	(432,628)	(353,412)
Loss on disposal of property and equipment	-	(1,612)	(1,626)	(3,734)
Total other income (expenses)	(150,536)	(129,736)	(434,114)	(356,103)

Net Loss	$(436,732)	$(562,621)	$(1,512,992)	$(2,413,118)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,679,854	69,639,854	69,679,854	69,639,854

See accompanying notes.

BioLife Solutions, Inc.

Statements of Cash Flows
(unaudited)

	Nine-month Period Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,512,992)	$(2,413,118)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	49,635	66,879
Loss on disposal of property and equipment	1,626	3,734
Share-based compensation expense	121,860	85,630
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(1,693)	(90,137)
Inventories	(141,231)	387,639
Prepaid expenses and other current assets	9,798	(137,663)
Increase (Decrease) in
Accounts payable	36,064	(447,308)
Accrued expenses and compensation	47,137	(45,896)
Accrued interest, related parties	432,628	353,412
Deferred revenue	(15,000)	81,667
Net cash used in operating activities	(972,168)	(2,155,160)

Cash flows from investing activity
Purchase of property and equipment	(16,685)	(372,750)
Net cash used in investing activity	(16,685)	(372,750)

Cash flows from financing activity
Proceeds from promissory notes payable, related parties	850,000	2,525,000
Net cash provided by financing activity	850,000	2,525,000

Net decrease in cash and cash equivalents	(138,853)	(2,910)

Cash and cash equivalents - beginning of period	139,151	98,724

Cash and cash equivalents - end of period	$298	$95,814

See accompanying notes.

BioLife Solutions, Inc.
Notes to Financial Statements
(unaudited)

1.	Nature of the Business

Note: The terms “the Company,” “us,” “we” and “our” refer to BioLife Solutions, Inc.

BioLife Solutions, Inc. develops, manufactures, and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provides contracted research and development and consulting services related to optimization of biopreservation processes and protocols.  Our proprietary HypoThermosol®, CryoStor®, and generic BloodStor® biopreservation media products are marketed to cell therapy companies, pharmaceutical companies, cord blood banks, hair transplant surgeons, and suppliers of cells to the toxicology testing and diagnostic markets.  All of our products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices using United States Pharmacopeia (“USP”) or the highest available grade components.

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

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $52 million at September 30, 2010.  This raises substantial doubt about our ability to continue as a going concern.

On January 11, 2008, we entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement (the “Facility Agreement”) with each of Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company (the “Investors”), pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility of $2,500,000, which Facility (a) incorporated (i) a refinancing of then existing indebtedness of the Company to the Investor, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a then current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), which was due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least Two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, could be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets.

In May and July 2008, we received an additional $1,000,000 in total from the Investors pursuant to the Facilities.  On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, we received an additional $600,000 in total from the Investors pursuant to the amended Facilities.  In January, May, July, August, and November 2009, we received an additional $2,825,000 in total from the Investors pursuant to the amended Facilities.  In December 2009, the Investors granted an extension of the repayment date to January 11, 2011.  In February, April, and August 2010, we received an additional $850,000 in total from the Investors pursuant to the amended Facilities, which brought our total principal balance owed under the Multi-Draw Term Loan Notes to $8,738,127, and left $261,873 to draw from the Facilities at September 30, 2010.  We analyzed the Facility in accordance with the authoritative literature with respect to derivatives related to the contingent conversion feature of the promissory notes at a variable exercise price that existed when the notes were first entered into.  According to our analysis, the resulting derivatives were not material to the transaction or to the financial statements taken as a whole and, as a result, we did not record the derivative liabilities at each draw date.  In December 2009, the Facility was amended such that the conversion feature was deleted in its entirety.

In October 2010, we received an additional $250,000 in total from the Investors pursuant to the amended Facilities.

We believe that continued access to the amended Facilities, in combination with cash generated from customer collections, will provide sufficient funds through December 31, 2010. However, we would require additional capital in the immediate short term if our ability to draw on the amended Facilities is restricted or terminated.  In November 2010, we entered into negotiations to extend and increase the Facilities and expect to secure an amendment to do so by November 30, 2010.  Other factors that would negatively impact our ability to finance our operations include (a) significant reductions in revenue from our internal projections, (b) increased capital expenditures, (c) significant increases in cost of goods and operating expenses, or; (d) an adverse outcome resulting from current litigation. We expect that we may need additional capital to reach a sustainable level of positive cash flow.  Although the Investors who have provided the amended Facilities historically have demonstrated a willingness to grant access to the Facilities and renegotiate terms of previous credit arrangements there is no assurance they will continue to do so in the future.  If the Investors were to become unwilling to provide access to additional funds through the amended Facilities we would need to find immediate additional sources of capital.  There can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to stockholders. If we are unable to secure additional capital as circumstances require, we may not be able to continue our operations.

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

In the opinion of management, the accompanying unaudited financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows.  These unaudited financial statements should be read in conjunction with the audited financial statements included in Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.

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

4.      Inventories

	September 30, 2010	December 31, 2009
Product, Finished Goods	$326,418	$185,448
Product, Work in Progress	-	49,350
Raw Materials	173,032	123,421
Total Inventory	$499,450	$358,219

5.	Share-based Compensation

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

During the nine month period ended September 30, 2010, we issued, outside of the Plan, non-incentive stock options for an aggregate of 5,324,815 shares of Company common stock to five directors and eleven employees.  Options to purchase an aggregate of 750,000 shares were awarded to five outside directors which vest 100% on the first anniversary date of the awards.  Options to purchase 4,574,815 shares were awarded to one director and eleven employees which vests as follows:  twenty-five percent on the first anniversary date of the award, and then one-thirty sixth of the remaining balance in each of the ensuing thirty-six months following the first anniversary date of the award.

We recorded stock compensation expense of $42,639 and $26,315 for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009 we recorded stock compensation expense of $121,860 and $85,630, respectively.  This expense is included in general and administrative expenses on the statements of operations.

As of September 30, 2010, we had approximately $373,566 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately two and three quarter years.

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

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions:

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2010	2009	2010	2009
Risk free interest rate	-	-	2.22%	1.78%
Dividend yield	-	-	0.0%	0.0%
Expected term (in years)	-	-	6.8	6.4
Volatility	-	-	87.76%	82.27%

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three and nine months ended September 30, 2010 and 2009 was 7.48% and 9.57%, respectively.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2010 is as follows:

		Wgtd. Avg.
		Exercise
	Shares	Price
Outstanding at December 31, 2009	9,265,000	$0.09
Granted	5,324,815	0.10
Exercised	-	-
Forfeited/expired	(25,000)	1.25
Outstanding at September 30, 2010	14,564,815	$0.09
Outstanding options vested and exercisable at September 30, 2010	7,608,073	$0.09

There were no option awards granted during the three months ended September 30, 2010 and 2009.  The weighted average grant-date fair value of option awards granted was $.08 and $.06 per share during the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, there was $92,300 of aggregate intrinsic value of outstanding stock options, including $56,488 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of September 30, 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of September 30, 2010.  This amount may change, based on the fair market value of the Company’s stock.

6.	Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2010:

	Period Ended
	September 30, 2010
		Wgtd. Avg.
		Exercise
	Shares	Price
Outstanding at December 31, 2009	2,218,750	$0.12
Exercised	––	––
Forfeited	––	––
Outstanding at September 30, 2010	2,218,750	$0.12

Warrants exercisable at September 30, 2010	2,218,750	$0.12

The outstanding warrants have expiration dates between May 2012 and December 2013.

7.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the periods ended September 30, 2010 and 2009 since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options, warrants, and convertible debt (2009 only, as the conversion feature was eliminated in December of 2009).

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows for the periods ended September 30, 2010 and 2009:

	Three-month and Nine-month Periods Ended September 30,
	2010	2009
Basic and diluted weighted average common stock shares outstanding	69,679,854	69,639,854
Potentially dilutive securities excluded from loss per share computations:
Common stock options	14,564,815	9,305,000
Common stock purchase warrants	2,218,750	2,218,750

8.	Related Party Transactions

During the three months ended September 30, 2010 and 2009 we incurred $1,641 and $5,143, respectively, in legal fees for services provided by a law firm in which a director and stockholder of the Company is a partner.  During the nine months ended September 30, 2010 and 2009 we incurred $18,326 and $22,950, respectively, in legal fees for services provided by a law firm in which a director and stockholder of the Company is a partner.  Pursuant to a consulting agreement, we incurred $24,000 and $26,000, in consulting fees during the three months ended September 30, 2010 and 2009, for services provided by a director and stockholder of the Company.  During the nine months ended September 30, 2010 and 2009 we incurred $72,000 and $86,000, respectively, in consulting fees for services provided by a director and stockholder of the Company.

Included in accounts payable and accrued expenses are $15,641 and $23,895 due to related parties for services rendered as of September 30, 2010 and December 31, 2009, respectively.

9.	Subsequent Event

In October 2010, we received an additional $250,000 in total from Messrs. Girschweiler and Villiger pursuant to the amended Facilities described in Note 2.

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

BioLife Solutions, Inc. develops, manufactures, and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provides contracted research and development and consulting services related to optimization of biopreservation processes and protocols.  Our proprietary HypoThermosol®, CryoStor®, and generic BloodStor® biopreservation media products are marketed to cell therapy companies, pharmaceutical companies, cord blood banks, hair transplant surgeons, and suppliers of cells to the toxicology testing and diagnostic markets.  All of our products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices using United States Pharmacopeia (“USP”) or the highest available grade components.

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

Liquidity and Capital Resources

As of September 30, 2010, we had $298 in cash and cash equivalents.  To date, we have financed our operations primarily through proceeds from debt instruments including the Secured Convertible Multi-draw Term Loan Facilities described in detail below.

On January 11, 2008, we entered into a Secured Convertible Multi-Draw Term Loan Facility Agreement (the “Facility Agreement”) with each of Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company (the “Investors”), pursuant to which each Investor extended to the Company a secured convertible multi-draw term loan facility of $2,500,000, which Facility (a) incorporated (i) a refinancing of then existing indebtedness of the Company to the Investor, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a then current advance of $300,000, and (iii) a commitment to advance to the Company, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan note (the “Multi-Draw Term Loan Note”), which was due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) an Event of Default (as defined in the Multi-Draw Term Loan Note), (d) if outstanding at the time of any bona fide equity financing of the Company of at least Two Million Dollars ($2,000,000) (a “Financing”), at the option of the Investor, could be converted into that number of fully paid and non-assessable shares or units of the equity security(ies) of the Company sold in the Financing (“New Equity Securities”) as is equal to the quotient obtained by dividing the principal amount of the Facility outstanding at the time of the conversion plus accrued interest thereon by 85% of the per share or per unit purchase price of the New Equity Securities, and (e) is secured by all of the Company’s assets.

In May and July 2008, we received an additional $1,000,000 in total from the Investors pursuant to the Facilities.  On October 20, 2008, each Facility was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, we received an additional $600,000 in total from the Investors pursuant to the amended Facilities.  In January, May, July, August, and November 2009, we received an additional $2,825,000 in total from the Investors pursuant to the amended Facilities.  In December 2009, the Investors granted an extension of the repayment date to January 11, 2011.  In February, April, and August 2010, we received an additional $850,000 in total from the Investors pursuant to the amended Facilities, which brought our total principal balance owed under the Multi-Draw Term Loan Notes to $8,738,127, and left $261,873 to draw from the Facilities at September 30, 2010.  We analyzed the Facility in accordance with the authoritative literature with respect to derivatives related to the contingent conversion feature of the promissory notes at a variable exercise price that existed when the notes were first entered into.  According to our analysis, the resulting derivatives were not material to the transaction or to the financial statements taken as a whole and, as a result, we did not record the derivative liabilities at each draw date.  In December 2009, the Facility was amended such that the conversion feature was deleted in its entirety.

In October 2010, we received an additional $250,000 in total from the Investors pursuant to the amended Facilities.

Operating Capital and Capital Expenditure Requirements

We believe that continued access to the amended Facilities, in combination with cash generated from customer collections, will provide sufficient funds through December 31, 2010. However, we would require additional capital in the immediate short term if our ability to draw on the amended Facilities is restricted or terminated.  In November 2010, we entered into negotiations to extend and increase the Facilities and expect to secure an amendment to do so by November 30, 2010.  Other factors that would negatively impact our ability to finance our operations include (a) significant reductions in revenue from our internal projections, (b) increased capital expenditures, (c) significant increases in cost of goods and operating expenses, or; (d) an adverse outcome resulting from current litigation. We expect that we may need additional capital to reach a sustainable level of positive cash flow.  Although the Investors who have provided the amended Facilities historically have demonstrated a willingness to grant access to the Facilities and renegotiate terms of previous credit arrangements there is no assurance they will continue to do so in the future.  If the Investors were to become unwilling to provide access to additional funds through the amended Facilities we would need to find immediate additional sources of capital.  There can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to stockholders. If we are unable to secure additional capital as circumstances require, we may not be able to continue our operations.

Net Cash Used in Operating Activities

For the nine month period ended September 30, 2010, net cash used in operating activities was $(972,168) as compared to net cash used in operating activities of $(2,155,160) for the nine month period ended September 30, 2009.  The $1,182,992 decrease in net cash used by operations primarily is reflected in the lower net loss for the year to date, partially offset by non-cash operating expenses including share-based compensation, and changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities consisted of purchases of property and equipment.  For the nine month period ended September 30, 2010, the aggregate investment in property and equipment was $(16,685), compared to $(372,750) for the nine month period ended September 30, 2009, primarily due to the manufacturing facility build-out that took place in the first quarter of 2009.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $850,000 for the nine month period ended September 30, 2010, which resulted from the draws taken on the Facilities.  Net cash provided by financing activities totaled $2,525,000 for the nine month period ended September 30, 2009 resulting primarily from draws taken on the amended Facilities.

Results of Operations

Three- and Nine-Month Periods Ended September 30, 2010 compared to the Three- and Nine-Month Periods Ended September 30, 2009

Revenue

Product sales for the three months ended September 30, 2010 increased $78,366, or 18%, to $519,892, compared to $441,526 for the three months ended September 30, 2009.  Product sales for the nine months ended September 30, 2010 increased $409,572, or 38%, to $1,490,571, compared to $1,080,999 for the nine months ended September 30, 2009.  This increase in revenue primarily is due to higher product sales, including our BloodStor™ cord blood stem cell freeze media introduced in the third quarter of 2009, to existing customers and new customers.  Additionally, licensing revenue which is comprised of two agreements with one customer was $5,000 and $5,834 for the three months ended September 30, 2010 and 2009, respectively.  We expect to recognize licensing revenue ratably over the term of the agreements through September 2019.

Cost of Product Sales

Cost of product sales for the three months ended September 30, 2010 decreased by $29,498, or 9%, to $300,047, compared to $329,545 for the three months ended September 30, 2009.  Gross margin as a percentage of revenue increased to 43%, compared to 26% for the same period in 2009.  The decrease in cost of product sales primarily is the result of lower indirect overhead costs as compared to the same period in 2009.  The gross margin increase reflects the transition from a contract manufacturer to internal manufacturing which began in May 2009, and higher levels of revenue relative to our fixed manufacturing cost structure.

Cost of product sales for the nine months ended September 30, 2010 increased by $77,780, or 10%, to $856,453, compared to $778,673 for the nine months ended September 30, 2009.  Gross margin as a percentage of revenue for the nine month period ended September 30, 2010 was 43% as compared to 29% for the same period in 2009.  The increase in cost of product sales primarily is the result of increased production costs associated with the increase in product sales.  The gross margin increase reflects the transition from a contract manufacturer to internal manufacturing which began in May 2009, and higher levels of revenue relative to our fixed manufacturing cost structure.

Research and Development Expenses

Expenses relating to research and development for the three months ended September 30, 2010 increased $25,083, or 35%, to $98,350, compared to $73,267 for the three months ended September 30, 2009.  The increase primarily is due to higher consulting fees related to outside services, offset by a decrease in personnel related costs as a result of a reduction in workforce that took place at the end of July 2009.

For the nine months ended September 30, 2010, research and development expenses decreased $102,053, or 30%, to $246,784, compared to $348,837 for the nine months ended September 30, 2009.  The decrease primarily is due to lower personnel related costs as a result of a reduction in workforce that took place at the end of July 2009, a decrease in legal fees associated with the Company’s intellectual property portfolio, offset by an increase in consulting fees related to outside services.

Sales and Marketing Expenses

For the three months ended September 30, 2010, sales and marketing expenses decreased $40,809, or 31%, to $91,354, compared to $132,163 for the three months ended September 30, 2009.  The decrease primarily is the result of lower personnel related costs due to a reduction in workforce that took place at the end of July 2009.

For the nine months ended September 30, 2010, sales and marketing expenses decreased $135,384, or 29%, to $331,399, compared to $466,783 for the nine months ended September 30, 2009.  The decrease primarily is due to lower personnel related costs, a decrease in market research expenses, and lower trade show costs due to timing of the Company’s attendance at key trade shows.

General and Administrative Expenses

For the three months ended September 30, 2010, general and administrative expenses decreased $23,933, or 7%, to $321,337, compared to $345,270 for the three months ended September 30, 2009.  The decrease primarily is due to lower personnel related costs as a result of staff salary reductions that took place in August 2009, offset by an increase of approximately $16,000 in non-cash stock based compensation expenses.

For the nine months ended September 30, 2010, general and administrative expenses decreased $28,704, or 2%, to $1,149,813, compared to $1,178,517 for the nine months ended September 30, 2009.  The decrease primarily is due to lower personnel related costs, offset by an increase of approximately $36,000 in non-cash stock based compensation expenses.

Manufacturing Start-up Costs

There were no manufacturing start-up costs for the nine months ended September 30, 2010.  In the third quarter of 2008, to reduce cost of product sales and enhance production flexibility, we decided to transition our manufacturing process in-house.  The first production run was completed half way through the second quarter in May 2009 at which time costs were no longer classified as manufacturing start-up.  Manufacturing start-up costs were $385,205 for the nine months ended September 30, 2009.

Interest Expense

Interest expense increased to $150,563 for the three months ended September 30, 2010 compared to $128,292 for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, interest expense increased to $432,628, compared to $353,412 for the same period ended September 30, 2009.  The increase is due to a higher average debt balance.

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

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: November 15, 2010	/s/ Michael Rice
Michael Rice
President and Chief Executive Officer (Principal Executive and Financial Officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith