Form 10-Q
period 2011-03-31
BIOLIFE SOLUTIONS INC
filed 2011-05-16
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The registrant had 69,679,854 shares of Common Stock, $0.001 par value per share, outstanding as of May 1, 2011.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BioLife Solutions, Inc.
Balance Sheets
(unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$35,097	$3,211
Accounts receivable, trade, net of allowance for doubtful accounts of $1,100 at March 31, 2011 and December 31, 2010, respectively	356,701	338,899
Inventories	447,306	410,486
Prepaid expenses and other current assets	77,782	62,377
Total current assets	916,886	814,973

Property and equipment
Furniture and computer equipment	172,906	170,256
Manufacturing and other equipment	553,600	542,775
Subtotal	726,506	713,031
Less: Accumulated depreciation	(375,203)	(352,331)
Net property and equipment	351,303	360,700
Long term deposits	36,166	36,166
Deferred financing costs	81,896	97,220
Total assets	$1,386,251	$1,309,059

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$276,515	$117,068
Accrued expenses and other current liabilities	81,420	108,015
Accrued compensation	85,910	95,619
Deferred revenue	20,000	20,000
Total current liabilities	463,845	340,702
Long term liabilities
Promissory notes payable, related parties	9,383,127	9,033,127
Accrued interest, related parties	1,515,517	1,354,975
Deferred revenue, long term	124,167	129,167
Total liabilities	11,486,656	10,857,971

Commitments and Contingencies

Shareholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized, 69,679,854 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	69,680	69,680
Additional paid-in capital	42,654,888	42,576,260
Accumulated deficit	(52,824,973)	(52,194,852)
Total shareholders' equity (deficiency)	(10,100,405)	(9,548,912)

Total liabilities and shareholders' equity (deficiency)	$1,386,251	$1,309,059

The accompanying Notes to Financial Statements are an integral part of these financial statements.

BioLife Solutions, Inc.
Statements of Operations
(unaudited)

	Three Month Period Ended March 31,
	2011	2010
Revenue
Product sales	$605,799	$507,909
Licensing revenue	5,000	5,000
Total revenue	610,799	512,909
Cost of product sales	368,600	274,189
Gross profit	242,199	238,720
Operating expenses
Research and development	158,793	66,932
Sales and marketing	83,308	123,028
General and administrative	454,375	442,574
Total operating expenses	696,476	632,534

Operating loss	(454,277)	(393,814)

Other income (expenses)
Interest income	21	36
Interest expense	(160,542)	(136,372)
Loss on disposal of property and equipment	––	(1,626)
Amortization of deferred financing costs	(15,324)	––
Total other income (expenses)	(175,845)	(137,962)

Net Loss	$(630,122)	$(531,776)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,679,854	69,679,854

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.
Statements of Cash Flows
(unaudited)

	Three Month Period Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(630,122)	$(531,776)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	22,872	4,670
Loss on disposal of property and equipment	-	1,626
Stock-based compensation expense	78,628	36,607
Amortization of deferred financing costs	15,324	-
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(17,802)	(43,407)
Inventories	(36,820)	(78,310)
Prepaid expenses and other current assets	(15,405)	(6,112)
Increase (Decrease) in
Accounts payable	159,447	75,393
Accrued compensation and other expenses and other current liabilities	(36,303)	32,460
Accrued interest, related parties	160,542	136,373
Deferred revenue	(5,000)	(5,000)
Net cash used in operating activities	(304,639)	(377,476)

Cash flows from investing activity
Purchase of property and equipment	(13,475)	(9,383)

Cash flows from financing activities
Proceeds from notes payable	350,000	250,000

Net increase (decrease) in cash and cash equivalents	31,886	(136,859)

Cash and cash equivalents - beginning of period	3,211	139,151

Cash and cash equivalents - end of period	$35,097	$2,292

The accompanying Notes to Financial Statements are an integral part of these financial statements.

BioLife Solutions, Inc.
Notes to Financial Statements
(unaudited)

1.	Nature of the Business

BioLife Solutions, Inc. ("BioLife,” “us,” “we,” “our,” or the “Company”) develops and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provides contracted research and development and consulting services related to the optimization of biopreservation processes and protocols. Our proprietary HypoThermosol®, CryoStor®, and generic BloodStor® biopreservation media products are marketed to cell therapy companies, pharmaceutical companies, cord blood banks, hair transplant surgeons, and suppliers of cells to the toxicology testing and diagnostic markets.  All of our products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices using United States Pharmacopeia (“USP”) or the highest available grade components.

2.	Financial Condition and Going Concern

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $53 million at March 31, 2011. This raises substantial doubt about our ability to continue as a going concern.

At March 31, 2011, we had cash and cash equivalents of $35,097, compared to cash and cash equivalents of $3,211 at December 31, 2010. At March 31, 2011, we had working capital of $453,041, compared to working capital of $474,271 at December 31, 2010.

During the quarter ended March 31, 2011, net cash used in operating activities was $304,639 as compared to net cash used by operating activities of $377,476 for the quarter ended March 31, 2010.  Cash used in operating activities relates primarily to funding net losses offset by changes in operating assets and liabilities and non-cash expenses related to stock options and depreciation.

Net cash used in investing activities totaled $13,475 during the quarter ended March 31, 2011, and $9,383 during the quarter ended March 31, 2010.  Cash used in investing activities is due to purchase of property and equipment.

Net cash provided by financing activities totaled $350,000 for the quarter ended March 31, 2011, and $250,000 for the quarter ended March 31, 2010. Cash provided by financing activities is the result of additional funding from the Secured Multi-Draw Term Loan Facility Agreements (the “Facility Agreements”) with two shareholders, Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company.

We believe that continued access to the Facility Agreements, in combination with cash generated from customer collections, will provide sufficient funds through September 30, 2011. However, we would require additional capital in the immediate short term if our ability to draw on the Facility Agreements is restricted or terminated.  Other factors that would negatively impact our ability to finance our operations include (a) significant reductions in revenue from our internal projections, (b) increased capital expenditures, (c) significant increases in cost of goods and operating expenses, or (d) an adverse outcome resulting from current litigation. We expect that we may need additional capital to reach a sustainable level of positive cash flow.  Although the investors who have provided the Facility Agreements historically have demonstrated a willingness to grant access to the Facility Agreements and renegotiate terms of previous credit arrangements there is no assurance they will continue to do so in the future.  If the investors were to become unwilling to provide access to additional funds through the Facility Agreements, we would need to find immediate additional sources of capital.  There can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to stockholders. If we are unable to secure additional capital as circumstances require, we may not be able to continue our operations.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full year. These financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the SEC.

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance, to us.

4.	Inventory

	March 31, 2011	December 31, 2010
Product, Finished Goods	$287,535	$143,338
Product, Work in Progress	-	45,277
Raw Materials	159,771	221,871
Total Inventory	$447,306	$410,486

5.	Share-based Compensation

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions:

	Three-month Period Ended March 31,
	2011	2010
Risk free interest rate	2.25%	2.23%
Dividend yield	0.0%	0.0%
Expected term (in years)	6.0	6.8
Volatility	93%	88%

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three months ended March 31, 2011 and 2010 was 6.47% and 7.45%, respectively.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2011 is as follows:

		Wgtd. Avg.
		Exercise
	Shares	Price
Outstanding at December 31, 2010	14,564,815	$0.09
Granted	5,570,873	0.08
Exercised	-	-
Forfeited/expired	(1,034,143)	0.09
Outstanding at March 31, 2011	19,101,545	$0.09
Outstanding options vested and exercisable at March 31, 2011	10,597,978	$0.09

During the quarter ended March 31, 2011, options to purchase an aggregate of 750,000 shares were awarded to five outside directors which vest 100% on the first anniversary date of the awards.  During the quarter ended March 31, 2011, options to purchase 2,172,934 shares were awarded to employees, which vest as follows:  twenty-five percent on the first anniversary date of the award, and then one-thirty sixth of the remaining balance in each of the ensuing thirty-six months following the first anniversary date of the award.  During the quarter ended March 31, 2011, options to purchase 400,000 shares were awarded to the CEO, which vested 100% upon grant of the awards, and options to purchase 2,247,939 shares were awarded to the CEO, which vest at the end of the quarter the Company achieves certain milestones.

We recorded stock compensation expense of $78,628 and $36,607 for the three months ended March 31, 2011 and 2010, respectively.  In the quarter ended March 31, 2011, stock compensation expense was recorded as follows: $60,693 was recorded in general and administrative costs, $862 was recorded in sales and marketing expenses, $10,433 was recorded in research and development expenses and $6,640 was recorded in cost of goods sold. In the quarter ended March 31, 2010, all stock compensation was recorded in general and administrative expenses. As of March 31, 2011, we had approximately $550,000 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately two and one-half years.

The weighted average grant-date fair value of option awards granted was $0.06 and $.08 per share during the quarters ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was $54,188 of aggregate intrinsic value of outstanding stock options, including $38,875 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of March 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of March 31, 2011.  This amount may change, based on the fair market value of the Company’s stock.

6.	Warrants

At March 31, 2011, the Company had 4,218,750 warrants outstanding and exercisable with a weighted average exercise price of $0.10. There were no warrants issued, exercised or forfeited in the quarter ended March 31, 2011. The outstanding warrants have expiration dates between May 2012 and November 2015.

During the quarter ended March 31, 2011, the Company recorded $15,324 in amortization of deferred financing costs related to warrants granted in 2010 in conjunction with the restructuring of outstanding notes. The warrants were valued using the Black-Scholes option pricing model resulting in a total value of $97,220 which was recorded as Deferred financing costs in 2010 and is being amortized to expense over the term of the notes.

7.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the periods ended March 31, 2011 and 2010, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows for the periods ended March 31, 2011 and 2010, respectively:

	Three Month Periods Ended March 31,
	2011	2010
Basic and diluted weighted average common stock shares outstanding	69,679,854	69,679,854
Potentially dilutive securities excluded from loss per share computations:
Common stock options	19,101,545	14,564,815
Common stock purchase warrants	4,218,750	2,218,750

8.	Related Party Transactions

During the three months ended March 31, 2011 and 2010 we incurred $11,983 and $12,756, respectively, in legal fees for services provided by a law firm in which a director and stockholder of the Company is a partner.  Pursuant to a consulting agreement, we incurred $24,000, in consulting fees during the three months ended March 31, 2011 and 2010, for services provided by a director and stockholder of the Company.

Included in accounts payable are $6,821 and $149 due to related parties for services rendered as of March 31, 2011 and December 31, 2010, respectively.

9.	Subsequent Event

Subsequent to March 31, 2011, we received an additional $210,000 in total from Messrs. Girschweiler and Villiger pursuant to the Facility Agreements.

10.	Contingencies

Legal Proceedings

The Company is subject to five complaints filed in the State of New York by three former employees that are described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. During the three months ended March 31, 2011, there were no significant developments related to the complaints.

We have not made any accrual related to future litigation outcomes as of March 31, 2011 and December 31, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Liquidity, Going Concern and Capital Resources

Liquidity

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $53 million at March 31, 2011. This raises substantial doubt about our ability to continue as a going concern.

At March 31, 2011, we had cash and cash equivalents of $35,097, compared to cash and cash equivalents of $3,211 at December 31, 2010. At March 31, 2011, we had working capital of $453,041, compared to working capital of $474,271 at December 31, 2010.

During the quarter ended March 31, 2011, net cash used in operating activities was $304,639 as compared to net cash used by operating activities of $377,476 for the quarter ended March 31, 2010.  Cash used in operating activities relates primarily to funding net losses offset by changes in operating assets and liabilities and non-cash expenses related to stock options and depreciation.

Net cash used in investing activities totaled $13,475 during the quarter ended March 31, 2011, and $9,383 during the quarter ended March 31, 2010.  Cash used in investing activities is due to purchase of property and equipment.

Net cash provided by financing activities totaled $350,000 for the quarter ended March 31, 2011, and $250,000 for the quarter ended March 31, 2010. Cash provided by financing activities is the result of additional funding from the Secured Multi-Draw Term Loan Facility Agreements (the “Facility Agreements”) with two shareholders, Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company.

We believe that continued access to the Facility Agreements, in combination with cash generated from customer collections, will provide sufficient funds through September 30, 2011. However, we would require additional capital in the immediate short term if our ability to draw on the Facility Agreements is restricted or terminated.  Other factors that would negatively impact our ability to finance our operations include (a) significant reductions in revenue from our internal projections, (b) increased capital expenditures, (c) significant increases in cost of goods and operating expenses, or (d) an adverse outcome resulting from current litigation. We expect that we may need additional capital to reach a sustainable level of positive cash flow.  Although the investors who have provided the Facility Agreements historically have demonstrated a willingness to grant access to the Facility Agreements and renegotiate terms of previous credit arrangements there is no assurance they will continue to do so in the future.  If the investors were to become unwilling to provide access to additional funds through the Facility Agreements, we would need to find immediate additional sources of capital.  There can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to stockholders. If we are unable to secure additional capital as circumstances require, we may not be able to continue our operations.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported revenues and expenses during the reporting periods presented. On an ongoing basis, we evaluate estimates, including those related to share-based compensation and expense accruals. We base our estimates on historical experience and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” under Item 7 in our Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission.

Results of Operations

Summary of Achievements for the First Quarter of 2011

•	A mix of orders shipped to new accounts, including initial shipments to a new contract manufacturing customer
•	Strong orders from our numerous existing customers in the developing regenerative medicine market
•	Strong growth in our indirect distribution channel, with year-to-date sales to distributors already more than 50% of our total distributor sales for the full year 2010
•
Product shipments to support the initiation of a phase II randomized, double-blind, placebo-controlled, multi-center study designed to investigate the safety and efficacy of a new cell-based regenerative medicine therapy where our HypoThermosol cell storage and transport media is incorporated as an excipient delivery solution

•	Initial product shipments of CryoStor® CS10 in a new, aseptic process-friendly, sterile, single-use vial for freezing cord blood stem cells

Comparison of Results of Operations for the Three Month Period Ended March 31, 2011 and March 31, 2010

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended March 31,
	2011	2010	Change	% Change
Revenue
Product sales	$605,799	$507,909	$97,890	19%
Licensing revenue	5,000	5,000	-	-
Total revenue	610,799	512,909	97,890	19%
Cost of sales	368,600	274,189	94,411	34%
Gross profit	$242,199	$238,720	$3,479	1%
Gross margin %	39.7%	46.6%	(6.9%)

Product Sales and Cost of Sales. Product sales for the three months ended March 31, 2011 increased by $97,890 to $605,799 compared to $507,909 for the three months ended March 31, 2010.  This increase in revenue is primarily due to higher average selling prices in 2011 on our flagship products as well as sales to new customers in 2011 and a significant increase in sales to distributors in 2011.

Cost of sales consists of raw materials, labor and overhead expenses. For the three months ended March 31, 2011 cost of sales increased by $94,411 to $368,600, compared to $274,189 for the three months ended March 31, 2010.  Gross margin as a percentage of revenue decreased to 39.7%, compared to 46.6% for the same period in 2010.  The decrease in gross margin primarily is the result of certain non-recurring costs related to employee transition that we do not expect to continue in the future. In the first quarter of 2011, cost of sales included $25,847 related to expired inventory which was offset by a non-recurring adjustment to inventory made in the first quarter of 2011. Without these one-time adjustments, gross margin would have been 42.6% in the first quarter of 2011.

Licensing revenue. We have entered into license agreements with one customer that provides this customer with limited access to our intellectual property under certain conditions. This customer paid upfront fees for the specific rights and we recognize license revenue ratably over the term of the agreements.

Operating Expenses

Our operating expenses for the quarter ended March 31, 2011 and 2010 were:

	Three Month Period Ended March 31,
	2011	2010

Research and development	$158,793	$66,932
Percentage of total revenue	26%	13%
Sales and marketing	83,308	123,028
Percentage of total revenue	14%	24%
General and administrative	454,375	442,574
Percentage of total revenue	74%	86%

Research and Development Expenses. Expenses relating to research and development for the three months ended March 31, 2011 increased $91,861, compared to the three months ended March 31, 2010 primarily due to higher legal and consulting expenses as the company continues to explore uses for its products. In addition, personnel costs increased related to employees added to the department in 2010 after March 31, 2010.

Sales and Marketing Expenses. For the three months ended March 31, 2011, sales and marketing expenses decreased $39,720 compared to the three months ended March 31, 2010 primarily due to lower personnel related costs due to one employee who transferred between departments.

General and Administrative Expenses. For the three months ended March 31, 2011, general and administrative expenses increased $11,801 compared to the three months ended March 31, 2010 primarily due to higher stock compensation costs recorded for options granted in the first quarter of 2011.

Other Income (Expenses)

Interest Expense. Interest expense increased to $160,542 for the three months ended March 31, 2011 compared to $136,372 for the three months ended March 31, 2010. The increase is due to a higher debt balance as the Company has continued to borrow against the Facility Agreements.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs represents the cost of warrants issued in the fourth quarter of 2010 which are being amortized over the life of the warrants.

Contractual Obligations

We did not have any off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer/chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer/chief financial officer concluded as of March 31, 2011, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on effectiveness of control. Our management, including our chief executive officer/chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

BIOLIFE SOLUTIONS, INC.

Dated: May 16, 2011	By:	/s/ Michael Rice
Michael Rice
President and Chief Executive Officer
(Principal Executive and Financial Officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith