Form 10-Q
period 2011-06-30
BIOLIFE SOLUTIONS INC
filed 2011-08-12
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The registrant had 69,679,854 shares of Common Stock, $0.001 par value per share, outstanding as of August 10, 2011.

BIOLIFE SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BioLife Solutions, Inc.
Balance Sheets
(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$36,145	$3,211
Accounts receivable, trade, net of allowance for doubtful accounts
of $1,100 at June 30, 2011 and December 31, 2010, respectively	395,324	338,899
Inventories	509,572	410,486
Prepaid expenses and other current assets	66,530	62,377
Total current assets	1,007,571	814,973

Property and equipment
Furniture and computer equipment	174,166	170,256
Manufacturing and other equipment	582,136	542,775
Subtotal	756,302	713,031
Less: Accumulated depreciation and amortization	(398,524)	(352,331)
Net property and equipment	357,778	360,700
Long term deposits	36,166	36,166
Deferred financing costs	70,466	97,220

Total assets	$1,471,981	$1,309,059

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$347,063	$117,068
Accrued expenses	48,022	108,015
Accrued compensation	87,689	95,619
Deferred revenue	20,000	20,000
Total current liabilities	502,774	340,702
Long term liabilities
Promissory notes payable, related parties	9,653,127	9,033,127
Accrued interest, related parties	1,680,756	1,354,975
Deferred revenue, long term	119,167	129,167
Total liabilities	11,955,824	10,857,971

Commitments and Contingencies

Stockholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares
authorized, 69,679,854 issued and outstanding at June 30, 2011 and December 31, 2010	69,680	69,680
Additional paid-in capital	42,708,130	42,576,260
Accumulated deficit	(53,261,653)	(52,194,852)

Total stockholders' equity (deficiency)	(10,483,843)	(9,548,912)

Total liabilities and stockholders' equity (deficiency)	$1,471,981	$1,309,059

See accompanying notes.

BioLife Solutions, Inc.
Statements of Operations
(unaudited)

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2011	2010	2011	2010
Revenue
Product sales	$617,848	$462,771	$1,223,647	$970,680
Licensing revenue	5,000	5,000	10,000	10,000
Total revenue	622,848	467,771	1,233,647	980,680
Cost of product sales	288,915	274,153	657,515	548,341
Gross profit	333,933	193,618	576,132	432,339
Operating expenses
Research and development	133,390	81,502	292,183	148,435
Sales and marketing	59,132	117,017	142,440	240,046
General and administrative	401,423	386,626	855,798	829,200
Total operating expenses	593,945	585,145	1,290,421	1,217,681

Operating loss	(260,012)	(391,527)	(714,289)	(785,342)

Other income (expenses)
Interest income	2	76	23	112
Interest expense	(165,239)	(145,693)	(325,781)	(282,065)
Loss on sale of assets	-	-	-	(1,626)
Amortization of deferred financing costs	(11,430)	-	(26,754)	-
Total other income (expenses)	(176,667)	(145,617)	(352,512)	(283,579)

Net Loss	$(436,679)	$(537,144)	$(1,066,801)	$(1,068,921)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,679,854	69,679,854	69,679,854	69,679,854

See accompanying notes.

BioLife Solutions, Inc.
Statements of Cash Flows
(unaudited)

	Six-month Period Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,066,801)	$(1,068,921)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	46,193	27,753
Loss on disposal of property and equipment	-	1,626
Share-based compensation expense	131,870	79,221
Amortization of deferred financing costs	26,754	-
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(56,425)	30,124
Inventories	(99,086)	(174,212)
Prepaid expenses and other current assets	(4,153)	6,368
Increase (Decrease) in
Accounts payable	229,995	150,446
Accrued expenses and compensation	(67,923)	17,990
Accrued interest, related parties	325,781	282,065
Deferred revenue	(10,000)	(10,000)
Net cash used in operating activities	(543,795)	(657,540)

Cash flows from investing activity
Purchase of property and equipment	(43,271)	(13,730)
Net cash used in investing activity	(43,271)	(13,730)

Cash flows from financing activity
Proceeds from promissory notes payable, related parties	620,000	600,000
Net cash provided by financing activity	620,000	600,000

Net increase (decrease) in cash and cash equivalents	32,934	(71,270)

Cash and cash equivalents - beginning of period	3,211	139,151

Cash and cash equivalents - end of period	$36,145	$67,881

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

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $53 million at June 30, 2011. This raises substantial doubt about our ability to continue as a going concern.

At June 30, 2011, we had cash and cash equivalents of $36,145, compared to cash and cash equivalents of $3,211 at December 31, 2010. At June 30, 2011, we had working capital of $504,797, compared to working capital of $474,271 at December 31, 2010.

During the six-months ended June 30, 2011, net cash used in operating activities was $543,795 as compared to net cash used by operating activities of $657,540 for the six-months ended June 30, 2010.  Cash used in operating activities relates primarily to funding net losses offset by changes in operating assets and liabilities and non-cash expenses related to stock options and depreciation.

Net cash used in investing activities totaled $43,271 during the six-months ended June 30, 2011, and $13,730 during the six-months ended June 30, 2010.  Cash used in investing activities is due to purchase of property and equipment.

Net cash provided by financing activities totaled $620,000 for the six-months ended June 30, 2011, and $600,000 for the six-months ended June 30, 2010. Cash provided by financing activities is the result of additional funding from the Secured Multi-Draw Term Loan Facility Agreements (the “Facility Agreements”) with two shareholders, Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company.

We believe that continued access to the Facility Agreements, in combination with cash generated from customer collections, will provide sufficient funds through December 31, 2011. However, we would require additional capital in the immediate short term if our ability to draw on the Facility Agreements is restricted or terminated.  Other factors that would negatively impact our ability to finance our operations include (a) significant reductions in revenue from our internal projections, (b) increased capital expenditures, (c) significant increases in cost of goods and operating expenses, or (d) an adverse outcome resulting from current litigation. We expect that we may need additional capital to reach a sustainable level of positive cash flow.  Although the investors who have provided the Facility Agreements historically have demonstrated a willingness to grant access to the Facility Agreements and renegotiate terms of previous credit arrangements there is no assurance they will continue to do so in the future.  If the investors were to become unwilling to provide access to additional funds through the Facility Agreements, we would need to find immediate additional sources of capital.  There can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to stockholders. If we are unable to secure additional capital as circumstances require, we may not be able to continue our operations.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the six-months ended June 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance, to us.

4.	Inventory

	June 30, 2011	December 31, 2010
Product, Finished Goods	$263,245	$143,338
Product, Work in Progress	73,817	45,277
Raw Materials	172,510	221,871
Total Inventory	$509,572	$410,486

5.	Share-based Compensation

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2011	2010	2011	2010
Risk free interest rate	-	2.26%	2.25%	2.22%
Dividend yield	-	0.0%	0.0%	0.0%
Expected term (in years)	-	7	6.0	6.8
Volatility	-	89.18%	93.0%	87.76%

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three months ended June 30, 2011 and 2010 was 9.37% and 7.45%, respectively.

A summary of the Company’s stock option activity and related information for the six-months ended June 30, 2011 is as follows:

		Wgtd. Avg.
		Exercise
	Shares	Price
Outstanding at December 31, 2010	14,564,815	$0.09
Granted	5,570,873	0.08
Exercised	-	-
Forfeited/expired	(2,852,579)	0.08
Outstanding at June 30, 2011	17,283,109	$0.09
Outstanding options vested and exercisable at June 30, 2011	9,971,841	$0.09

During the six-months ended June 30, 2011, options to purchase an aggregate of 750,000 shares were awarded to five outside directors which vest 100% on the first anniversary date of the awards.  During the six-months ended June 30, 2011, options to purchase 2,172,934 shares were awarded to employees, which vest as follows:  twenty-five percent on the first anniversary date of the award, and then one-thirty sixth of the remaining balance in each of the ensuing thirty-six months following the first anniversary date of the award.  During the six-months ended June 30, 2011, options to purchase 400,000 shares were awarded to the CEO, which vested 100% upon grant of the awards, and options to purchase 2,247,939 shares were awarded to the CEO, which vest at the end of the quarter the Company achieves certain milestones.

We recorded stock compensation expense of $53,242 and $42,614 for the three months ended June 30, 2011 and 2010, respectively, and $131,870 and $79,221 for the six months ended June 30, 2011 and 2010, respectively, as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2011	2010	2011	2010
Research and development costs	$7,693	$-	$18,126	$-
Sales and marketing costs	663	-	1,525	-
General and administrative costs	42,406	42,614	103,099	79,221
Cost of goods sold	2,480	-	9,120	-
Total	$53,242	$42,614	$131,870	$79,221

As of June 30, 2011, we had approximately $465,340 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately 2.25 years.

There were no options granted during the quarter ended June 30, 2011. The weighted average grant-date fair value of option awards granted was $0.07 per share during the three months ended June 30, 2010. The weighted average grant-date fair value of option awards granted was $0.06 and $0.08 per share during the six-months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there was $36,500 of aggregate intrinsic value of outstanding stock options, including $28,000 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of June 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of June 30, 2011.  This amount may change, based on the fair market value of the Company’s stock.

6.	Warrants

At June 30, 2011, the Company had 4,218,750 warrants outstanding and exercisable with a weighted average exercise price of $0.10. There were no warrants issued, exercised or forfeited in the six-months ended June 30, 2011. The outstanding warrants have expiration dates between May 2012 and November 2015.

During the three and six months ended June 30, 2011, the Company recorded $11,430 and $26,754, respectively, in amortization of deferred financing costs related to warrants granted in 2010 in conjunction with the restructuring of outstanding notes. The warrants were valued using the Black-Scholes option pricing model resulting in a total value of $97,220 which was recorded as Deferred financing costs in 2010 and is being amortized to expense over the term of the notes.

7.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the periods ended June 30, 2011 and 2010, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows for the periods ended June 30, 2011 and 2010, respectively:

	Period Ended June 30,
	2011	2010
Basic and diluted weighted average common stock shares outstanding	69,679,854	69,679,854
Potentially dilutive securities excluded from loss per share computations:
Common stock options	17,283,109	14,589,815
Common stock purchase warrants	4,218,750	2,218,750

8.	Related Party Transactions

We incurred legal fees for services provided by a law firm in which a director and stockholder of the Company is a partner totaling $6,903 and $18,885 for the three and six months ended June 30, 2011, respectively, and $3,929 and $16,685 for the three and six months ended June 30, 2010, respectively.  Pursuant to a consulting agreement for services provided by a director and stockholder of the Company, we incurred $24,000 and $48,000 in consulting fees during the three and six months ended June 30, 2011, respectively, and $24,000 and $48,000 during the three and six months ended June 30, 2010, respectively.

Included in accounts payable are $10,903 and $149 due to related parties for services rendered as of June 30, 2011 and December 31, 2010, respectively.

9.	Subsequent Event

Subsequent to June 30, 2011, we received an additional $250,000 in total from Messrs. Girschweiler and Villiger pursuant to the Facility Agreements.

In August 2011, each of the Facility Agreements was amended to increase the amount available to borrow thereunder by $500,000. In connection with this amendment, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock, at $0.08 per share, to each of Messrs. Girschweiler and Villiger.

10.	Contingencies

Legal Proceedings

The Company is a party in seven legal matters filed in the state of New York by the Company or John G. Baust, the Company’s former Chief Executive Officer, and members of his extended family, that are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  During the six months ended June 30, 2011, there were no significant developments related to these complaints.  The Company has not made any accrual related to future litigation outcomes as of June 30, 2011 and December 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Liquidity, Going Concern and Capital Resources

Liquidity

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $53 million at June 30, 2011. This raises substantial doubt about our ability to continue as a going concern.

At June 30, 2011, we had cash and cash equivalents of $36,145, compared to cash and cash equivalents of $3,211 at December 31, 2010. At June 30, 2011, we had working capital of $504,797, compared to working capital of $474,271 at December 31, 2010.

During the six-months ended June 30, 2011, net cash used in operating activities was $543,795 as compared to net cash used by operating activities of $657,540 for the six-months ended June 30, 2010.  Cash used in operating activities relates primarily to funding net losses offset by changes in operating assets and liabilities and non-cash expenses related to stock options and depreciation.

Net cash used in investing activities totaled $43,271 during the six-months ended June 30, 2011, and $13,730 during the six-months ended June 30, 2010.  Cash used in investing activities is due to purchase of property and equipment.

Net cash provided by financing activities totaled $620,000 for the six-months ended June 30, 2011, and $600,000 for the six-months ended June 30, 2010. Cash provided by financing activities is the result of additional funding from the Secured Multi-Draw Term Loan Facility Agreements (the “Facility Agreements”) with two shareholders, Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company.

In August 2011, each of the Facility Agreements was amended to increase the amount available to borrow thereunder by $500,000.

We believe that continued access to the Facility Agreements, in combination with cash generated from customer collections, will provide sufficient funds through December 30, 2011. However, we would require additional capital in the immediate short term if our ability to draw on the Facility Agreements is restricted or terminated.  Other factors that would negatively impact our ability to finance our operations include (a) significant reductions in revenue from our internal projections, (b) increased capital expenditures, (c) significant increases in cost of goods and operating expenses, or (d) an adverse outcome resulting from current litigation. We expect that we may need additional capital to reach a sustainable level of positive cash flow.  Although the investors who have provided the Facility Agreements historically have demonstrated a willingness to grant access to the Facility Agreements and renegotiate terms of previous credit arrangements there is no assurance they will continue to do so in the future.  If the investors were to become unwilling to provide access to additional funds through the Facility Agreements, we would need to find immediate additional sources of capital.  There can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to stockholders. If we are unable to secure additional capital as circumstances require, we may not be able to continue our operations.

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

Results of Operations

Summary of Achievements for the Second Quarter of 2011

•	Recorded record revenue for the fourth sequential quarter
•	Continued penetration into our strategic market segments of biobanking, drug discovery, and regenerative medicine
•	Significant improvement in gross margin to 54%, driven by improved utilization of manufacturing capacity
•	Indirect distribution channel revenue at 25% more than the full year of 2010
•	Contract manufacturing revenue increased 40% from the second quarter of 2010
•	Continued to fulfill significant contract manufacturing orders for our strategic partners in the blood collection, transportation, and storage sub-segments of the biobanking market

Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2011 and June 30, 2010

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	June 30,
	2011	2010	Change	% Change
Revenue
Product sales	$617,848	$462,771	$155,077	34%
Licensing revenue	5,000	5,000	-	-
Total revenue	622,848	467,771	155,077	33%
Cost of sales	288,915	274,153	14,762	5%
Gross profit	$333,933	$193,618	$140,315	72%
Gross margin %	54%	41%

	Six Month Period Ended
	June 30,
	2011	2010	Change	% Change
Revenue
Product sales	$1,223,647	$970,680	$252,967	26%
Licensing revenue	10,000	10,000	-	-
Total revenue	1,233,647	980,680	252,967	26%
Cost of sales	657,515	548,341	109,174	20%
Gross profit	$576,132	$432,339	$143,793	33%
Gross margin %	47%	44%

Product Sales and Cost of Sales. Product sales for the three and six months ended June 30, 2011 increased compared to the three and six months ended June 30, 2010 primarily due to significantly higher sales to our network of distributors in 2011. Sales to distributors in the six months ended June 30, 2011 exceeded sales to distributors for the year ended December 31, 2010. In addition, product sales increased due to sales to direct customers at higher selling prices in 2011 compared to 2010 for our family of products.

Cost of sales for the three and six months ended June 30, 2011 increased compared to the three and six months ended June 30, 2010 due to increased revenue.  Gross margin as a percentage of revenue increased for both the three and six month periods ended June 30, 2011 compared to the same periods in 2010, primarily due to increased utilization of our manufacturing capacity. Increased utilization resulted in lower overhead costs per unit manufactured being included in cost of sales.  This is offset partially by certain non-recurring costs related to employee transition that occurred in the first quarter of 2011.

Licensing Revenue. We have entered into license agreements with one customer that provides this customer with limited access to our intellectual property under certain conditions. This customer paid upfront fees for the specific rights and we recognize license revenue ratably over the term of the agreements.

Operating Expenses

Our operating expenses for the three and six months ended June 30, 2011 and 2010 were:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2011	2010	2011	2010
Research and development	$133,390	$81,502	$292,183	$148,435
% of revenue	22%	18%	24%	15%
Sales and marketing	$59,132	$117,017	$142,440	$240,406
% of revenue	10%	25%	12%	25%
General and administrative	$401,423	$386,626	$855,798	$829,200
% of revenue	65%	83%	69%	91%

Research and Development Expenses. Expenses relating to research and development for the three and six months ended June 30, 2011 increased compared to 2010 primarily due to higher personnel expenses related to new employees in 2011 and reclassification of one employee from marketing to research and development in January 2011. Additional increases were due to higher legal and consulting expenses as the company continues to explore uses for its products.

Sales and Marketing Expenses. For the three and six months ended June 30, 2011, sales and marketing expenses decreased compared to 2010 primarily due to lower personnel related costs due to a reclassification of one employee from marketing to research and development in January 2011 and to reduced spending on marketing materials in 2011.

General and Administrative Expenses. For the three and six months ended June 30, 2011, general and administrative expenses increased compared to 2010 primarily due to higher stock compensation costs recorded for options granted in the first quarter of 2011 offset by no bad debt expense in 2011 compared to $12,303 and $32,289 for the three and six month periods ended June 30, 2010.

Other Income (Expenses)

Interest Expense. Interest expense increased to $165,239 and $325,781 for the three and six months ended June 30, 2011, respectively, compared to $145,693 and $282,065 for the same periods in 2010. The increase is due to a higher debt balance as the Company has continued to borrow against the Facility Agreements.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs represents the cost of warrants issued in the fourth quarter of 2010 which are being amortized over the life of the warrants.

Contractual Obligations

We did not have any off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, including our chief executive officer/chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer/chief financial officer concluded as of June 30, 2011, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Effectiveness of Control. Our management, including our chief executive officer/chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

BIOLIFE SOLUTIONS, INC.

Dated: August 12, 2011	By:	/s/ Michael Rice
Michael Rice
President and Chief Executive Officer
(Principal Executive and Financial Officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith