Form 10-Q
period 2011-09-30
BIOLIFE SOLUTIONS INC
filed 2011-11-14
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The registrant had 69,679,854 shares of Common Stock, $0.001 par value per share, outstanding as of November 11, 2011.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BioLife Solutions, Inc.
Balance Sheets
(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$20,117	$3,211
Accounts receivable, trade, net of allowance for doubtful accounts of $1,100 at both September 30, 2011 and December 31, 2010
Inventories	475,126	410,486
Prepaid expenses and other current assets	90,903	62,377
Total current assets	1,044,823	814,973

Property and equipment
Furniture and computer equipment	174,166	170,256
Manufacturing and other equipment	592,941	542,775
Subtotal	767,107	713,031
Less: Accumulated depreciation and amortization	(423,104)	(352,331)
Net property and equipment	344,003	360,700
Long term deposits	36,166	36,166
Deferred financing costs	139,384	97,220

Total assets	$1,564,376	$1,309,059

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$310,442	$117,068
Accrued expenses	100,445	108,015
Accrued compensation	85,261	95,619
Deferred revenue	20,000	20,000
Total current liabilities	516,148	340,702
Long term liabilities
Promissory notes payable, related parties	9,903,127	9,033,127
Accrued interest, related parties	1,852,433	1,354,975
Deferred revenue, long term	114,167	129,167
Total liabilities	12,385,875	10,857,971

Commitments and Contingencies

Stockholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized, 69,679,854 issued and outstanding at September 30, 2011 and December 31, 2010
Additional paid-in capital	42,849,142	42,576,260
Accumulated deficit	(53,740,321)	(52,194,852)

Total stockholders' equity (deficiency)	(10,821,499)	(9,548,912)

Total liabilities and stockholders' equity (deficiency)	$1,564,376	$1,309,059

See accompanying notes.

BioLife Solutions, Inc.
Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Product sales	$710,518	$519,892	$1,934,165	$1,490,571
Licensing revenue	5,000	5,000	15,000	15,000
Total revenue	715,518	524,892	1,949,165	1,505,571
Cost of product sales	345,556	300,047	1,003,071	856,453
Gross profit	369,962	224,845	946,094	649,118
Operating expenses
Research and development	98,903	98,350	391,086	246,784
Sales and marketing	55,443	91,354	197,883	331,399
General and administrative	500,424	321,337	1,356,222	1,149,813
Total operating expenses	654,770	511,041	1,945,191	1,727,996

Operating loss	(284,808)	(286,196)	(999,097)	(1,078,878)

Other income (expenses)
Interest income	20	27	43	140
Interest expense	(171,677)	(150,563)	(497,458)	(432,628)
Loss on disposal of property and equipment	(1,896)	-	(1,896)	(1,626)
Amortization of deferred financing costs	(20,307)	-	(47,061)	-
Total other income (expenses)	(193,860)	(150,536)	(546,372)	(434,114)

Net Loss	$(478,668)	$(436,732)	$(1,545,469)	$(1,512,992)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,679,854	69,679,854	69,679,854	69,679,854

See accompanying notes.

BioLife Solutions, Inc.
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,545,469)	$(1,512,992)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	70,773	49,635
Loss on disposal of property and equipment	1,896	1,626
Share-based compensation expense	183,657	121,860
Amortization of deferred financing costs	47,061	-
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(119,778)	(1,693)
Inventories	(64,640)	(141,231)
Prepaid expenses and other current assets	(28,526)	9,798
Increase (Decrease) in
Accounts payable	193,374	36,064
Accrued expenses and compensation	(17,928)	47,137
Accrued interest, related parties	497,458	432,628
Deferred revenue	(15,000)	(15,000)
Net cash used in operating activities	(797,122)	(972,168)

Cash flows from investing activity
Purchase of property and equipment, net of proceeds from disposals	(55,972)	(16,685)
Net cash used in investing activity	(55,972)	(16,685)

Cash flows from financing activity
Proceeds from promissory notes payable, related parties	870,000	850,000
Net cash provided by financing activity	870,000	850,000

Net increase (decrease) in cash and cash equivalents	16,906	(138,853)

Cash and cash equivalents - beginning of period	3,211	139,151

Cash and cash equivalents - end of period	$20,117	$298

Non-cash financing activities
Deferred financing costs from issuance of warrants (see note 6)	$89,225	-

See accompanying notes.

BioLife Solutions, Inc.
Notes to Financial Statements
(unaudited)

1.	Nature of the Business

BioLife Solutions, Inc. ("BioLife,” “us,” “we,” “our,” or the “Company”) develops and markets patented hypothermic storage and cryopreservation solutions for cells, tissues, and organs, and provides contracted research and contract manufacturing services. Our proprietary HypoThermosol®, CryoStor®, and generic BloodStor® biopreservation media products are marketed to cell therapy companies, pharmaceutical companies, cord blood banks, hair transplant surgeons, and suppliers of cells to the toxicology testing and diagnostic markets.  All of our products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices using United States Pharmacopeia (“USP”) or the highest available grade components.

2.	Financial Condition and Going Concern

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $54 million at September 30, 2011. This raises substantial doubt about our ability to continue as a going concern.

At September 30, 2011, we had cash and cash equivalents of $20,117, compared to cash and cash equivalents of $3,211 at December 31, 2010. At September 30, 2011, we had working capital of $528,675, compared to working capital of $474,271 at December 31, 2010.

During the nine months ended September 30, 2011, net cash used in operating activities was $797,122 as compared to net cash used by operating activities of $972,168 for the nine months ended September 30, 2010.  Cash used in operating activities relates primarily to funding net losses offset by changes in operating assets and liabilities and non-cash expenses related to stock options and depreciation.

Net cash used in investing activities totaled $55,972 during the nine months ended September 30, 2011, and $16,685 during the nine months ended September 30, 2010.  Cash used in investing activities is due to purchase of property and equipment.

Net cash provided by financing activities totaled $870,000 for the nine months ended September 30, 2011, and $850,000 for the nine months ended September 30, 2010. Cash provided by financing activities is the result of additional funding from the Secured Multi-Draw Term Loan Facility Agreements (the “Facility Agreements”) with two shareholders, Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company. On August 10, 2011, each Facility was increased by $500,000 to $5,250,000 (an aggregate of $10,500,000).

We believe that continued access to the Facility Agreements, in combination with cash generated from customer collections, will provide sufficient funds through June 30, 2012. However, we would require additional capital in the immediate short term if our ability to draw on the Facility Agreements is restricted or terminated.  Other factors that would negatively impact our ability to finance our operations include (a) significant reductions in revenue from our internal projections, (b) increased capital expenditures, (c) significant increases in cost of goods and operating expenses, or (d) an adverse outcome resulting from current litigation. We expect that we may need additional capital to reach a sustainable level of positive cash flow.  Although the investors who have provided the Facility Agreements historically have demonstrated a willingness to grant access to the Facility Agreements and renegotiate terms of previous credit arrangements, there is no assurance they will continue to do so in the future.  If the investors were to become unwilling to provide access to additional funds through the Facility Agreements, we would need to find immediate additional sources of capital.  There can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to stockholders. If we are unable to secure additional capital as circumstances require, we may not be able to continue our operations.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance, to us.

4.	Inventory

	September 30, 2011	December 31, 2010
Product, Finished Goods	$304,410	$143,338
Product, Work in Progress	39,389	45,277
Raw Materials	131,327	221,871
Total Inventory	$475,126	$410,486

5.	Share-based Compensation

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2011	2010	2011	2010
Risk free interest rate	1.02%	-	2.15%	2.22%
Dividend yield	0.0%	-	0.0%	0.0%
Expected term (in years)	6	-	6.0	6.8
Volatility	92.35%	-	92.72%	87.76%

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three and nine months ended September 30, 2011 and 2010 was 9.39% and 7.48%, respectively.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2011 is as follows:

		Wgtd. Avg.
		Exercise
	Shares	Price
Outstanding at December 31, 2010	14,564,815	$0.09
Granted	6,070,873	0.08
Exercised	-	-
Forfeited/expired	(2,912,461)	0.08
Outstanding at September 30, 2011	17,723,227	$0.09
Outstanding options vested and exercisable at September 30, 2011	9,877,272	$0.09

During the nine months ended September 30, 2011, options to purchase an aggregate of 750,000 shares were awarded to five outside directors which vest 100% on the first anniversary date of the awards.  During the nine months ended September 30, 2011, options to purchase 2,672,934 shares were awarded to employees, which vest as follows:  twenty-five percent on the first anniversary date of the award, and then one-thirty sixth of the remaining balance in each of the ensuing thirty-six months following the first anniversary date of the award.  During the nine months ended September 30, 2011, options to purchase 400,000 shares were awarded to the CEO, which vested 100% upon grant of the awards, and options to purchase 2,247,939 shares were awarded to the CEO, which vest at the end of the quarter the Company achieves certain milestones.

We recorded stock compensation expense of $51,788 and $42,639 for the three months ended September 30, 2011 and 2010, respectively, and $183,657 and $121,860 for the nine months ended September 30, 2011 and 2010, respectively, as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2011	2010	2011	2010
Research and development costs	$6,620	$-	$24,746	$-
Sales and marketing costs	-	-	1,525	-
General and administrative costs	42,030	42,639	145,128	121,860
Cost of goods sold	3,138	-	12,258	-
Total	$51,788	$42,639	$183,657	$121,860

As of September 30, 2011, we had approximately $383,783 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately 2.25 years.

The weighted average grant-date fair value of option awards granted was $0.04 during the three months ended September 30, 2011. There were no options granted during the quarter ended September 30, 2010. The weighted average grant-date fair value of option awards granted was $0.06 and $0.08 per share during the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was $44,000 of aggregate intrinsic value of outstanding stock options, including $27,000 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of September 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of September 30, 2011.  This amount may change, based on the fair market value of the Company’s stock.

6.	Warrants

At September 30, 2011, the Company had 6,218,750 warrants outstanding and exercisable with a weighted average exercise price of $0.08. There were no warrants exercised or forfeited in the nine months ended September 30, 2011. The outstanding warrants have expiration dates between May 2012 and August 2016.

During the quarter ended September 30, 2011, the Company issued a total of 2,000,000 warrants to the current note holders in consideration for financing fees related to the restructuring of the existing promissory notes.  The warrants were valued using the Black-Scholes option pricing model resulting in a total value of $89,225 which was recorded as Deferred financing costs and is being amortized to expense over the term of the notes.

During the three and nine months ended September 30, 2011, the Company recorded $20,307 and $47,061, respectively, in amortization of deferred financing costs related to warrants granted in 2010 and 2011 in conjunction with the restructuring of outstanding notes.

7.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three and nine month periods ended September 30, 2011 and 2010, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows for the nine month periods ended September 30, 2011 and 2010, respectively:

	Period Ended September 30,
	2011	2010
Basic and diluted weighted average common stock shares outstanding	69,679,854	69,679,854
Potentially dilutive securities excluded from loss per share computations:
Common stock options	17,723,227	14,564,815
Common stock purchase warrants	6,218,750	2,218,750

8.	Related Party Transactions

We incurred legal fees for services provided by a law firm in which a director and stockholder of the Company is a partner totaling $23,182 and $42,067 for the three and nine months ended September 30, 2011, respectively, and $1,641 and $18,326 for the three and nine months ended September 30, 2010, respectively.  Pursuant to a consulting agreement for services provided by a director and stockholder of the Company, we incurred $8,000 and $56,000 in consulting fees during the three and nine months ended September 30, 2011, respectively, and $24,000 and $72,000 during the three and nine months ended September 30, 2010, respectively.

Included in accounts payable are $23,182 and $149 due to related parties for services rendered as of September 30, 2011 and December 31, 2010, respectively.

9.	Subsequent Event

Subsequent to September 30, 2011, we received an additional $175,000 in total from Messrs. Girschweiler and Villiger pursuant to the Facility Agreements.

10.	Contingencies

Legal Proceedings

The Company is a party in seven legal matters filed in the state of New York by the Company or John G. Baust, the Company’s former Chief Executive Officer, and members of his extended family, that are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  During the nine months ended September 30, 2011, there were no significant developments related to these complaints.  The Company has not made any accrual related to future litigation outcomes as of September 30, 2011 and December 31, 2010.

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

Liquidity, Going Concern and Capital Resources

Liquidity

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $54 million at September 30, 2011. This raises substantial doubt about our ability to continue as a going concern.

At September 30, 2011, we had cash and cash equivalents of $20,117, compared to cash and cash equivalents of $3,211 at December 31, 2010. At September 30, 2011, we had working capital of $528,675, compared to working capital of $474,271 at December 31, 2010.

During the nine months ended September 30, 2011, net cash used in operating activities was $797,122 as compared to net cash used by operating activities of $972,168 for the nine months ended September 30, 2010.  Cash used in operating activities relates primarily to funding net losses offset by changes in operating assets and liabilities and non-cash expenses related to stock options and depreciation.

Net cash used in investing activities totaled $55,972 during the nine months ended September 30, 2011, and $16,685 during the nine months ended September 30, 2010.  Cash used in investing activities is due to purchase of property and equipment.

Net cash provided by financing activities totaled $870,000 for the nine months ended September 30, 2011, and $850,000 for the nine months ended September 30, 2010. Cash provided by financing activities is the result of additional funding from the Secured Multi-Draw Term Loan Facility Agreements (the “Facility Agreements”) with two shareholders, Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company. On August 10, 2011, each Facility was increased by $500,000 to $5,250,000 (an aggregate of $10,500,000).

We believe that continued access to the Facility Agreements, in combination with cash generated from customer collections, will provide sufficient funds through June 30, 2012. However, we would require additional capital in the immediate short term if our ability to draw on the Facility Agreements is restricted or terminated.  Other factors that would negatively impact our ability to finance our operations include (a) significant reductions in revenue from our internal projections, (b) increased capital expenditures, (c) significant increases in cost of goods and operating expenses, or (d) an adverse outcome resulting from current litigation. We expect that we may need additional capital to reach a sustainable level of positive cash flow.  Although the investors who have provided the Facility Agreements historically have demonstrated a willingness to grant access to the Facility Agreements and renegotiate terms of previous credit arrangements there is no assurance they will continue to do so in the future.  If the investors were to become unwilling to provide access to additional funds through the Facility Agreements, we would need to find immediate additional sources of capital.  There can be no assurance that such capital would be available at all, or, if available, that the terms of such financing would not be dilutive to stockholders. If we are unable to secure additional capital as circumstances require, we may not be able to continue our operations.

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

Results of Operations

Summary of Achievements for the Third Quarter of 2011

●
Our revenue and customer base continued to grow as we shipped orders for BloodStor®, CryoStor®, and HypoThermosol® to several new and most existing customers in our strategic markets of regenerative medicine, biobanking, and drug discovery.

●	We continued to grow our contract manufacturing business with revenue increasing more than 100% over the third quarter of 2010.
●	We received significant orders from our distribution partners, with revenue for nine months of 2011 from distributors at 200% of our total revenue from this channel for all of 2010.

Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2011 and September 30, 2010

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	September 30,
	2011	2010	Change	% Change
Revenue
Product sales	$710,518	$519,892	$190,626	37%
Licensing revenue	5,000	5,000	-	-
Total revenue	715,518	524,892	190,626	36%
Cost of sales	345,556	300,047	45,509	15%
Gross profit	$369,962	$224,845	$145,117	65%
Gross margin %	52%	43%

	Nine Month Period Ended
	September 30,
	2011	2010	Change	% Change
Revenue
Product sales	$1,934,165	$1,490,571	$443,594	30%
Licensing revenue	15,000	15,000	-	-
Total revenue	1,949,165	1,505,571	443,594	29%
Cost of sales	1,003,071	856,453	146,618	17%
Gross profit	$946,094	$649,118	$296,976	46%
Gross margin %	49%	43%

Product Sales and Cost of Sales. Product sales for the three and nine months ended September 30, 2011 increased compared to the three and nine months ended September 30, 2010 primarily due to significantly higher sales to our network of distributors in 2011 and increased sales to our contract manufacturing partners. Sales to distributors in the nine months ended September 30, 2011 increased to 200% of sales to distributors for the year ended December 31, 2010.

Cost of sales for the three and nine months ended September 30, 2011 increased compared to the three and nine months ended September 30, 2010 due to increased product sales.  Gross margin as a percentage of revenue increased to 52% of revenue for the third quarter and 49% for the nine months ended September 30, 2011 primarily due to increased utilization of our manufacturing capacity. This is offset partially by certain non-recurring costs related to employee transition that occurred in the first quarter of 2011.

Licensing Revenue. We have entered into license agreements with one customer that provides this customer with limited access to our intellectual property under certain conditions. This customer paid upfront fees for the specific rights and we recognize license revenue ratably over the term of the agreements.

Operating Expenses

Our operating expenses for the three and nine months ended September 30, 2011 and 2010 were:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2011	2010	2011	2010
Research and development	$98,903	$98,350	$391,086	$246,784
% of revenue	14%	19%	20%	16%
Sales and marketing	$55,443	$91,354	$197,883	$331,399
% of revenue	8%	17%	10%	22%
General and administrative	$500,424	$321,337	$1,356,222	$1,149,813
% of revenue	70%	61%	70%	76%

Research and Development Expenses. Expenses relating to research and development for the three months ended September, 2011 were relatively flat compared to the three months ended September 30, 2010. These expenses increased for the nine months ended September 30, 2011 compared to 2010 primarily due to higher personnel expenses of $104,000 related to new employees in 2011 and reclassification of one employee from marketing to research and development in January 2011. The Company also incurred $29,000 in additional consulting expenses as the Company continues to explore uses for its products.

Sales and Marketing Expenses. For the three and nine months ended September 30, 2011, sales and marketing expenses decreased compared to 2010 primarily due to lower personnel related costs due to a reclassification of one employee from marketing to research and development in January 2011.

General and Administrative Expenses. For the three and nine months ended September 30, 2011, general and administrative expenses increased compared to 2010 primarily due to an increase in legal fees in 2001, higher personnel costs of $50,000 for the third quarter and $115,000 for the nine months ended September 30, 2011, and higher stock compensation costs of $23,000 recorded for options granted in the first quarter of 2011.

Other Income (Expenses)

Interest Expense. Interest expense increased to $171,677 and $497,458 for the three and nine months ended September 30, 2011, respectively, compared to $150,563 and $432,628 for the same periods in 2010. The increase is due to a higher debt balance as the Company has continued to borrow against the Facility Agreements.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs represents the cost of warrants issued in the fourth quarter of 2010 and the third quarter of 2011 which are being amortized over the life of the warrants.

Contractual Obligations

We did not have any off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2011, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Effectiveness of Control. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

BIOLIFE SOLUTIONS, INC.

Dated: November 14, 2011	By:	/s/ Daphne Taylor
Daphne Taylor
Chief Financial Officer
(Duly authorized officer and principal financial officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith