Form 10-Q
period 2012-03-31
BIOLIFE SOLUTIONS INC
filed 2012-05-14
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The registrant had 69,679,854 shares of Common Stock, $0.001 par value per share, outstanding as of May 1, 2012.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

BIOLIFE SOLUTIONS, INC.
Balance Sheets
(unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$70,524	$16,864
Accounts receivable, trade, net of allowance for doubtful accounts of $1,100 at March 31, 2012 and December 31, 2011	471,816	547,143
Inventories	763,967	505,956
Prepaid expenses and other current assets	68,299	90,444
Total current assets	1,374,606	1,160,407

Property and equipment
Leasehold improvements	3,936	––
Furniture and computer equipment	187,147	177,013
Manufacturing and other equipment	655,098	623,782
Subtotal	846,181	800,795
Less: Accumulated depreciation	(472,780)	(447,393)
Net property and equipment	373,401	353,402
Long term deposits	36,166	36,166
Deferred financing costs	84,997	112,042
Total assets	$1,869,170	$1,662,017

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$534,001	$403,103
Accrued expenses and other current liabilities	58,207	69,582
Accrued compensation	75,605	86,563
Deferred revenue	20,000	20,000
Total current liabilities	687,813	579,248
Long term liabilities
Promissory notes payable, related parties	10,303,127	10,128,127
Accrued interest, related parties	2,204,738	2,025,961
Deferred revenue, long term	104,167	109,167
Total liabilities	13,299,845	12,842,503

Commitments and Contingencies (Note 9)

Shareholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized, 69,679,854 shares issued and outstanding at March 31, 2012 and December 31, 2011	69,680	69,680
Additional paid-in capital	42,948,013	42,901,325
Accumulated deficit	(54,448,368)	(54,151,491)
Total shareholders' equity (deficiency)	(11,430,675)	(11,180,486)
Total liabilities and shareholders' equity (deficiency)	$1,869,170	$1,662,017

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
Statements of Operations
(unaudited)

	Three Month Period Ended March 31,
	2012	2011
Revenue
Product sales	$830,880	$605,799
Licensing revenue	5,000	5,000
Total revenue	835,880	610,799
Cost of product sales	346,129	368,600
Gross profit	489,751	242,199
Operating expenses
Research and development	116,521	158,793
Sales and marketing	73,381	83,308
General and administrative	479,113	454,375
Total operating expenses	669,015	696,476

Operating loss	(179,264)	(454,277)

Other income (expenses)
Other income	88,272	21
Interest expense	(178,777)	(160,542)
Amortization of deferred financing costs	(27,045)	(15,324)
Loss on disposal of property and equipment	(63)	––
Total other income (expenses)	(117,613)	(175,845)

Net Loss	$(296,877)	$(630,122)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,679,854	69,679,854

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
Statements of Cash Flows
(unaudited)

	Three Month Period Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(296,877)	$(630,122)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	26,455	22,872
Loss on disposal of property and equipment	63	––
Stock-based compensation expense	46,688	78,628
Amortization of deferred financing costs	27,045	15,324
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	75,327	(17,802)
Inventories	(258,011)	(36,820)
Prepaid expenses and other current assets	22,145	(15,405)
Increase (Decrease) in
Accounts payable	130,898	159,447
Accrued compensation and other expenses and other current liabilities	(22,333)	(36,303)
Accrued interest, related parties	178,777	160,542
Deferred revenue	(5,000)	(5,000)
Net cash used in operating activities	(74,823)	(304,639)

Cash flows from investing activities
Cash received from sale of property and equipment	700	––
Purchase of property and equipment	(47,217)	(13,475)
Net cash used in investing activities	(46,517)	(13,475)

Cash flows from financing activity
Proceeds from notes payable	175,000	350,000
Net cash provided by financing activity	175,000	350,000

Net increase in cash and cash equivalents	53,660	31,886

Cash and cash equivalents - beginning of period	16,864	3,211

Cash and cash equivalents - end of period	$70,524	$35,097

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.

Notes to Financial Statements
(unaudited)

1.     Business

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

2.     Financial Condition and Going Concern

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $54 million at March 31, 2012. This raises substantial doubt about our ability to continue as a going concern.

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

3.     Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full year. These financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the SEC.

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three month period ended March 31, 2012, as compared to our Annual Report on Form 10-K for the year ended December 31, 2011, that are of significance, or potential significance, to us.

4.     Inventory

Inventories consist of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Raw materials	$328,913	$173,510
Work in progress	3,869	11,768
Finished goods	431,185	320,678
Total	$763,967	$505,956

During the period ended March 31, 2012, the Company recorded a nonreciprocal, non-monetary receipt of inventory in the amount of $87,215. This amount was also recorded as Other Income in the Statement of Operations during the three month period ended March 31, 2012. The transaction was accounted for at fair value on the date the inventory was received.

5.     Share-based Compensation

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions:

	Three Month Period Ended
	March 31,
	2012	2011
Risk free interest rate	0.83%	2.25%
Dividend yield	0.0%	0.0%
Expected term (in years)	6.0	6.0
Volatility	101%	93%

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three month periods ended March 31, 2012 and 2011 was 7.85% and 6.47%, respectively.

The following is a summary of stock option activity for the three month period ended March 31, 2012, and the status of stock options outstanding at March 31, 2012:

	Three Month Period Ended
	March 31, 2012
		Wtd. Avg.
		Exercise
	Shares	Price
Outstanding at beginning of year	17,873,227	$0.08
Granted	1,100,000	0.10
Exercised	––	––
Forfeited	(206,250)	(0.08)
Outstanding at March 31, 2012	18,766,977	$0.09

Stock options exercisable at March 31, 2012	11,722,906	$0.09

Weighted average fair value of options granted was $0.08 and $0.06 per share for the three month periods ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there was $299,363 of aggregate intrinsic value of outstanding stock options, including $195,359 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2012.  This amount will change based on the fair market value of the Company’s stock.

We recorded stock compensation expense of $46,688 and $78,628 for the three month periods ended March 31, 2012 and 2011, respectively, as follows:

	Three Month Period Ended
	March 31,
	2012	2011
Research and development costs	$6,368	$10,433
Sales and marketing costs	––	862
General and administrative costs	37,299	60,693
Cost of product sales	3,021	6,640
Total	$46,688	$78,628

As of March 31, 2012, we had approximately $354,092 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately 2.40 years.

6.     Warrants

At March 31, 2012, we had 6,218,750 warrants outstanding and exercisable with a weighted average exercise price of $0.08. There were no warrants issued, exercised or forfeited in the three month period ended March 31, 2012. The outstanding warrants have expiration dates between May 2012 and August 2016.

During the three month period ended March 31, 2012, we recorded $27,045 and $15,324, respectively, in amortization of deferred financing costs related to warrants granted in 2010 and 2011 in conjunction with the restructuring of outstanding notes.

7.     Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three month periods ended March 31. 2012 and 2011, respectively, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of March 31, 2012 and 2011, respectively:

	Three Month Period Ended March 31,
	2012	2011
Basic and diluted weighted average common stock shares outstanding	69,679,854	69,679,854
Potentially dilutive securities excluded from loss per share computations:
Common stock options	18,766,977	19,101,545
Common stock purchase warrants	6,218,750	4,218,750

8.     Related Party Transactions

We incurred $7,201 and $11,983 in legal fees during the three month periods ended March 31, 2012 and 2011, respectively, for services provided by Breslow & Walker, LLP in which Howard S. Breslow, a director and stockholder of the Company, is a partner.  At March 31, 2012 and December 31, 2011, accounts payable included $19,266 and $22,631, respectively, due to Breslow & Walker, LLP for services rendered.

We incurred $24,000 in consulting fees for services provided pursuant to a consulting agreement during the three month period ended March 31, 2011 to Roderick de Greef, a director of the Company. The agreement with Mr. De Greef was terminated in August of 2011.

9.     Commitments & Contingencies

Legal Proceedings

We are a party in a number of legal matters filed in the state of New York by the Company or John G. Baust, the Company’s former Chief Executive Officer, and members of his extended family, that are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  During the three months ended March 31, 2012, there were no significant developments related to these complaints.  We have not made any accrual related to future litigation outcomes as of March 31, 2012 and December 31, 2011.

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

In March of 2012, we signed an amended lease agreement which expanded the premises leased by the Company from the landlord to approximately 21,000 rentable square feet. The term of the lease was extended for nine (9) years commencing on July 1, 2012 and expiring on June 30, 2021. The amendment includes two (2) options to extend the term of the lease, each option is for an additional period of five (5) years, with the first extension term commencing, if at all, on July 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, the Company’s monthly base rent will increase to approximately $35,000. The Company will be required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

The following is a schedule of future minimum lease payments required under the facility leases as of March 31, 2012:

Year Ending
December 31
2012	$215,314
2013	426,086
2014	436,738
2015	447,656
2016	458,848
Thereafter	2,209,374
Total	$4,194,016

10.   Subsequent Events

Additional Proceeds on Outstanding Notes Payable

Subsequent to March 31, 2012, the Company received an additional $300,000 in total pursuant to the amended notes payable.

Extension of Maturity Date of Notes Payable

Subsequent to March 31, 2012, the Investors agreed to extend the maturity date of the Notes Payable for at least twelve months, and we have therefore, classified the Notes Payable as long-term liabilities as of March 31, 2012.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported revenues and expenses during the reporting periods presented. On an ongoing basis, we evaluate estimates, including those related to share-based compensation and expense accruals. We base our estimates on historical experience and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” under Item 7 in our Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission.

Results of Operations

Summary of Achievements for the First Quarter of 2012

•	The Company recorded its seventh sequential record revenue quarter.
•
Revenue from direct customers was up 15% over the fourth quarter of 2011 and 84% over the first quarter of 2011, with significant increases in revenue from drug discovery and regenerative medicine market segments.

•	The Company recorded a record gross margin of 58.6% of revenue.
•	The Company signed a lease amendment to increase the size of the corporate headquarters and manufacturing facility by approximately 100%.

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2012 and 2011

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	March 31,
	2012	2011	Change	% Change
Revenue:
Product revenue
Direct	$738,167	$401,929	$336,238	84%
Indirect	92,713	127,184	(34,471)	(27%	)
Contract manufacturing	––	76,686	(76,686)	(100%	)
Total product sales	830,880	605,799	225,081	37%
Licensing revenue	5,000	5,000	––	––
Total revenue	835,880	610,799	225,081	37%
Cost of sales	346,129	368,600	(22,471)	(6%	)
Gross profit	$489,751	$242,199	$247,552	102%
Gross margin %	58.6%	39.7%

Product Sales and Cost of Sales. Our products are sold through both direct and indirect channels. Product sales in the first quarter of 2012 increased compared to the first quarter of 2011 primarily due to higher sales to our customers in the drug discovery and regenerative medicine market segments, which were both up significantly over 2011. Sales to our direct customers in the first quarter of 2012 increased 84% compared to the first quarter of 2011due primarily to higher selling prices to existing customers. Sales to distributors in the first quarter of 2012 decreased 27% compared to the first quarter of 2011.

Cost of product sales consists of raw materials, labor and overhead expenses.  Cost of sales in the first quarter of 2012 decreased compared to 2011 and gross margin as a percentage of revenue increased in the first quarter of 2012 compared to 2011 which was due primarily to improved utilization of our manufacturing facility. This increased utilization resulted in lower overhead costs per unit manufactured being included in cost of sales.

Licensing Revenue. We have entered into license agreements with one customer that provides this customer with limited access to our intellectual property under certain conditions. This customer paid upfront fees for the specific rights and we recognize license revenue ratably over the term of the agreements.

Operating Expenses

Our operating expenses for the three month periods ended March 31, 2012 and 2011 were:

	Three Month Period Ended
	March 31,
	2012	2011
Research and development	$116,521	$158,793
% of revenue	14%	26%
Sales and marketing	$73,381	$83,308
% of revenue	9%	14%
General and administrative	$479,113	$454,375
% of revenue	57%	74%

Research and Development. Research and Development expenses consist primarily of salaries and other personnel expenses, consulting and other outside services, laboratory supplies, and other costs.  We expense all R&D costs as incurred.  R&D expenses for the quarter ended March 31, 2012 decreased compared to the first quarter of 2011 primarily as a result of reduced spending on legal fees associated with patents and lower spending on other consulting expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising.  The decrease in the first quarter of 2012 compared to the first quarter of 2011 was due primarily to reduced spending on advertising and trade shows.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related expenses, non-cash stock-based compensation for administrative personnel and non-employee members of the board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs.  The 5% increase in general and administrative expenses in the first quarter of 2012 compared to the first quarter of 2011 was due to higher personnel costs in 2012, offset somewhat by a reduction in consulting expenses due to the termination of one consulting agreement in the third quarter of 2011.

Other Income (Expenses)

Interest and Other Income. Interest and other income includes other revenue of $87,215 related to inventory received in a non-monetary transaction during the first quarter of 2012.

Interest Expense. Interest expense increased to $178,777 for the three months ended March 31, 2012 compared to $160,542 for the same period in 2011. The increase is due to a higher debt balance related to additional borrowings of $175,000 in the first quarter of 2012 and other draws in 2011 after March 31, 2011.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs represents the cost of warrants issued in the fourth quarter of 2010 and the third quarter of 2011 which are being amortized over the life of the debt.

Outlook

We expect revenue to continue to increase to approximately $4.1 million in 2012. We expect sales to our contract manufacturing customers to increase significantly with the commencement of deliveries to the previously announced new customer.. We also expect steady increases in revenue shipments to existing and new direct customers, specifically in the regenerative medicine market segment, as our customers continue to move their cell and tissue based therapies and products through the clinical trial and regulatory approval processes.

We expect slightly lower gross margin as a percentage of revenue in 2012 as a result of increased contract manufacturing, in addition to increased operating expenses associated with selling and product development activity.

Finally, we believe the Company will achieve positive cash flow from operations in 2012 and that cash generated from customer collections will provide sufficient funds to operate our business.

Liquidity

At March 31, 2012, we had cash and cash equivalents of $70,524 compared to cash and cash equivalents of $16,864 at December 31, 2011. At March 31, 2012, we had working capital of $686,793, compared to working capital of $581,159 at December 31, 2011.  We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $54 million at March 31, 2012.  This raises substantial doubt about our ability to continue as a going concern.

Net Cash Used in Operating Activities

During the quarter ended March 31, 2012, net cash used in operating activities was $74,823 compared to net cash used by operating activities of $304,639 for the quarter ended March 31, 2011.  Cash used in operating activities relates primarily to funding net losses and changes in operating assets and liabilities, offset by non-cash compensation related to stock options and depreciation.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $46,517 and $13,475 during the quarters ended March 31, 2012 and 2011, respectively. Cash used in investing activities was due to purchase of property and equipment, offset slightly by cash received from the sale of certain assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $175,000 and $350,000 during the quarters ended March 31, 2012 and 2011, respectively. Cash provided by financing activities resulted from funding from two shareholders, Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company (the “Investors”).

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2012, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: May 14, 2012	/s/ Daphne Taylor
Daphne Taylor
Chief Financial Officer
(Duly authorized officer and principal financial officer)

 BIOLIFE SOLUTIONS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

10.30*	Second Amendment to the Lease, dated the March 2, 2012, between the Company and Monte Villa Farms, LLC

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith