Form 10-Q
period 2012-06-30
BIOLIFE SOLUTIONS INC
filed 2012-08-14
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The registrant had 69,679,854 shares of Common Stock, $0.001 par value per share, outstanding as of August 1, 2012.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOLIFE SOLUTIONS, INC.
Balance Sheets
(unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$155,354	$16,864
Accounts receivable, trade, net of allowance for doubtful accounts of $1,100 at June 30, 2012 and December 31, 2011	359,190	547,143
Inventories	916,810	505,956
Prepaid expenses and other current assets	76,657	90,444
Total current assets	1,508,011	1,160,407

Property and equipment
Leasehold improvements	864,361	––
Furniture and computer equipment	245,503	177,013
Manufacturing and other equipment	708,382	623,782
Subtotal	1,818,246	800,795
Less: Accumulated depreciation	(501,767)	(447,393)
Net property and equipment	1,316,479	353,402
Long term deposits	36,166	36,166
Deferred financing costs	208,251	112,042
Total assets	$3,068,907	$1,662,017

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$531,616	$403,103
Accrued expenses and other current liabilities	126,224	69,582
Accrued compensation	97,351	86,563
Deferred rent	87,234	––
Deferred revenue	178,717	20,000
Total current liabilities	1,021,142	579,248
Long term liabilities
Promissory notes payable, related parties	10,603,127	10,128,127
Accrued interest, related parties	2,388,281	2,025,961
Deferred rent, long term	697,878
Deferred revenue, long term	99,167	109,167
Total liabilities	14,809,595	12,842,503

Commitments and Contingencies (Note 11)

Shareholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized, 69,679,854 shares issued and outstanding at June 30, 2012 and December 31, 2011	69,680	69,680
Additional paid-in capital	43,136,893	42,901,325
Accumulated deficit	(54,947,261)	(54,151,491)
Total shareholders' equity (deficiency)	(11,740,688)	(11,180,486)
Total liabilities and shareholders' equity (deficiency)	$3,068,907	$1,662,017

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Product sales	$1,092,409	$617,848	$1,923,289	$1,223,647
Licensing revenue	5,000	5,000	10,000	10,000
Total revenue	1,097,409	622,848	1,933,289	1,233,647
Cost of product sales	641,748	288,915	987,877	657,515
Gross profit	455,661	333,933	945,412	576,132
Operating expenses
Research and development	126,627	133,390	243,148	292,183
Sales and marketing	160,658	59,132	234,039	142,440
General and administrative	475,006	401,423	954,119	855,798
Total operating expenses	762,291	593,945	1,431,306	1,290,421

Operating loss	(306,630)	(260,012)	(485,894)	(714,289)

Other income (expenses)
Other income	5,981	2	94,253	23
Interest expense	(183,543)	(165,239)	(362,320)	(325,781)
Loss on disposal of property and equipment	––	––	(63)	––
Amortization of deferred financing costs	(14,701)	(11,430)	(41,746)	(26,754)
Total other income (expenses)	(192,263)	(176,667)	(309,876)	(352,512)

Net Loss	$(498,893)	$(436,679)	$(795,770)	$(1,066,801)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,679,854	69,679,854	69,679,854	69,679,854

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
Statements of Cash Flows

(unaudited)

	Six Month Period Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(795,770)	$(1,066,801)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	59,377	46,193
Loss on disposal of property and equipment	63	––
Stock-based compensation expense	97,613	131,870
Amortization of deferred financing costs	41,746	26,754
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	187,953	(56,425)
Inventories	(410,854)	(99,086)
Prepaid expenses and other current assets	13,787	(4,153)
Increase (Decrease) in
Accounts payable	128,513	229,995
Accrued compensation and other expenses and other current liabilities	67,430	(67,923)
Accrued interest, related parties	362,320	325,781
Deferred rent	785,112	––
Deferred revenue	148,717	(10,000)
Net cash provided by (used in) operating activities	686,007	(543,795)

Cash flows from investing activities
Cash received from sale of property and equipment	700	––
Purchase of property and equipment	(1,023,217)	(43,271)
Net cash used in investing activities	(1,022,517)	(43,271)

Cash flows from financing activity
Proceeds from notes payable	475,000	620,000
Net cash provided by financing activity	475,000	620,000

Net increase in cash and cash equivalents	138,490	32,934

Cash and cash equivalents - beginning of period	16,864	3,211

Cash and cash equivalents - end of period	$155,354	$36,145
Non-cash financing activities
Deferred financing costs from issuance of warrants (See Note 8)	$137,955	––

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

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $55 million at June 30, 2012. This raises substantial doubt about our ability to continue as a going concern.

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

Deferred Rent
For our operating leases, we recognize rent expense on a straight-line basis over the terms of the leases and, accordingly, we record the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.  Landlord-funded leasehold improvements, to the extent the improvements are not landlord property upon lease termination, are also recorded as deferred rent liabilities and are amortized as a reduction of rent expense over the non-cancelable term of the related operating lease.

Recent Accounting Pronouncements
There have been no new accounting pronouncements during the six month period ended June 30, 2012, as compared to our Annual Report on Form 10-K for the year ended December 31, 2011, that are of significance, or potential significance, to us.

4.	Inventories

Inventories consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Raw materials	$354,819	$173,510
Work in progress	319,753	11,768
Finished goods	242,238	320,678
Total	$916,810	$505,956

In March 2012, the Company recorded a nonreciprocal, non-monetary receipt of inventory in the amount of $87,215. This amount was also recorded as Other Income in the Statement of Operations during the six month period ended June 30, 2012. The transaction was accounted for at fair value on the date the inventory was received.

5.	Deferred Rent

During the three months ended June 30, 2012, the Company recorded $785,112 in deferred rent. This amount represents leasehold improvements funded by the Company’s landlord as incentives under the facility lease, which was amended in March 2012.  The deferred rent will be amortized as a reduction to lease expense over the lease term, commencing in the third quarter of 2012.

6.	Promissory Notes Payable

On May 30, 2012, each of our two Investors agreed to (i) increase the amount of his Facility to $5,750,000 (total Facilities of $11,500,000), and (ii) extend the date his note becomes due and payable, together with accrued interest thereon, to January 11, 2016. The notes accrue interest at the rate of 7% per annum.

7.	Share-based Compensation

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2012	2011	2012	2011
Risk free interest rate	0.76%	––	0.80%	2.25%
Dividend yield	0.0%	––	0.0%	0.0%
Expected term (in years)	7	––	6.5	6.0
Volatility	104.95%	––	103.12%	93.0%

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three month periods ended June 30, 2012 and 2011 was 7.89% and 9.37%, respectively.

The following is a summary of stock option activity for the six month period ended June 30, 2012, and the status of stock options outstanding at June 30, 2012:

	Six Month Period Ended
	June 30, 2012
		Wtd. Avg.
		Exercise
	Shares	Price
Outstanding at beginning of year	17,873,227	$0.08
Granted	2,200,000	0.09
Exercised	––	––
Forfeited	(325,000)	(0.07)
Outstanding at June 30, 2012	19,748,227	$0.09

Stock options exercisable at June 30, 2012	11,654,156	$0.09

The weighted average fair value of options granted was $0.07 and $0.07 per share for the three  and six month periods ended June 30, 2012, respectively. There were no options granted during the quarter ended June 30, 2011. Weighted average fair value of options granted was $0.06 per share for the six month period ended June 30, 2011.

As of June 30, 2012, there was $173,638 of aggregate intrinsic value of outstanding stock options, including $104,927 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2012.  This amount will change based on the fair market value of the Company’s stock.

We recorded stock compensation expense of $50,925 and $53,242 for the three month periods ended June 30, 2012 and 2011, respectively, and $97,613 and $131,870 for the six months ended June 30, 2012 and 2011, respectively, as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2012	2011	2012	2011
Research and development costs	$7,119	$7,693	$13,487	$18,126
Sales and marketing costs	210	663	210	1,525
General and administrative costs	38,523	42,406	75,822	103,099
Cost of goods sold	5,073	2,480	8,094	9,120
Total	$50,925	$53,242	$97,613	$131,870

As of June 30, 2012, we had approximately $371,401 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately 2.30 years.

8.	Warrants

At June 30, 2012, we had 7,718,750 warrants outstanding and exercisable with a weighted average exercise price of $0.08. The outstanding warrants have expiration dates between November 2013 and May 2017.

During the quarter ended June 30, 2012, the Company issued a total of 2,000,000 warrants to the current note holders as consideration for restructuring of their existing promissory notes.  The warrants were valued using the Black-Scholes option pricing model resulting in a total value of $137,995 which was recorded as Deferred Financing Costs on the Balance Sheet and is being amortized to expense over the revised term of the notes. There were no warrants issued, exercised or forfeited in the six-months ended June 30, 2011.

During the three and six month periods ended June 30, 2012, the Company recorded $14,701 and $41,746, respectively, in amortization of deferred financing costs. During the three and six months ended June 30, 2011, the Company recorded $11,430 and $26,754, respectively, in amortization of deferred financing costs.

9.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three and six month periods ended June 30, 2012 and 2011, respectively, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of June 30, 2012 and 2011, respectively:

	Three and Six Month Periods Ended June 30,
	2012	2011
Basic and diluted weighted average common stock shares outstanding	69,679,854	69,679,854
Potentially dilutive securities excluded from loss per share computations:
Common stock options	19,748,227	17,283,109
Common stock purchase warrants	7,718,750	4,218,750

10.	Related Party Transactions

We incurred $7,131 and $14,333 in legal fees during the three and six month periods ended June 30, 2012, respectively, and $6,903 and $18,885 for the three and six month periods ended June 30, 2011, for services provided by Breslow & Walker, LLP in which Howard S. Breslow, a director and stockholder of the Company, is a partner.  At June 30, 2012 and December 31, 2011, accounts payable included $6,816 and $22,631, respectively, due to Breslow & Walker, LLP for services rendered.

We incurred $24,000 and $48,000 in consulting fees for services provided pursuant to a consulting agreement during the three and six month periods ended June 30, 2011 to Roderick de Greef, a director of the Company. The agreement with Mr. De Greef was terminated in August of 2011.

11.	Commitments & Contingencies

Legal Proceedings

We are a party in a number of legal matters filed in the state of New York by the Company or John G. Baust, the Company’s former Chief Executive Officer, and members of his extended family, that are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  During the three and six months ended June 30, 2012, there were no significant developments related to these complaints.  We have not made any accrual related to future litigation outcomes as of June 30, 2012 and December 31, 2011.

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

In March of 2012, we signed an amended lease agreement, which expanded the premises leased by the Company from the landlord to approximately 21,000 rentable square feet. The term of the lease was extended for nine (9) years commencing on July 1, 2012 and expiring on June 30, 2021. The amendment includes two (2) options to extend the term of the lease, each option is for an additional period of five (5) years, with the first extension term commencing, if at all, on July 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, the Company’s monthly base rent will increase to approximately $35,000 effective January 1, 2013, with scheduled annual increases. The Company continued to be required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

The following is a schedule of future minimum lease payments required under the facility leases as of June 30, 2012:

Year Ending December 31
2012	$144,039
2013	426,086
2014	436,738
2015	447,656
2016	458,848
Thereafter	2,209,374
Total	$4,122,741

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Summary of Achievements for the Second Quarter of 2012

●	The Company recorded its eighth sequential record revenue quarter, with revenue over $1 million for the first time
●	The Company commenced deliveries to its new contract manufacturing customer
●	The Company completed the expansion of its corporate office and operations workspace and also the build-out of its second current Good Manufacturing Practice (cGMP) clean room suite
●	To manage growing demand and projections, the Company added team members to its production team and both direct and indirect sales professionals in the period

Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2012 and 2011

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	June 30,
	2012	2011	Change	% Change
Revenue:
Product revenue
Direct	$497,255	$408,787	$88,468	22%
Indirect	253,872	141,822	112,050	79%
Core product sales	751,127	550,609	200,518	36%
Contract manufacturing	341,282	67,239	274,043	408%
Total product sales	1,092,409	617,848	479,561	78%
Licensing revenue	5,000	5,000	––	––
Total revenue	1,097,409	622,848	474,561	76%

Cost of sales	641,748	288,915	352,833	122%
Gross profit	$455,661	$333,933	$121,728	37%
Gross margin %	41.5%	53.6%

	Six Month Period Ended
	June 30,
	2012	2011	Change	% Change
Revenue:
Product revenue
Direct	$1,235,422	$810,716	$424,706	52%
Indirect	346,585	269,006	77,579	29%
Core product sales	1,582,007	1,079,722	502,285	47%
Contract manufacturing	341,282	143,925	197,357	137%
Total product sales	1,923,289	1,223,647	699,642	57%
Licensing revenue	10,000	10,000	––	––
Total revenue	1,933,289	1,233,647	699,642	57%

Cost of sales	987,877	657,515	330,362	50%
Gross profit	$945,412	$576,132	$369,280	64%
Gross margin %	48.9%	46.7%

Product Sales. Our products are sold through both direct and indirect channels. Sales to our direct customers in the second quarter and first half of 2012 increased compared to the same periods in 2011due primarily to higher sales to customers in the drug discovery and regenerative medicine market segments. Sales to distributors in the second quarter and the first half of 2012 increased compared to the same periods in 2011 due to increased sales to our existing distributor customers. In the second quarter of 2012, we added team members to both our direct and indirect sales team. Also in the second quarter of 2012, we delivered the first shipments to our new contract manufacturing customer.

Cost of Sales. Cost of product sales consists of raw materials, labor and overhead expenses.  Cost of sales in the second quarter and first half of 2012 increased due to the significant increase in sales. Gross margin as a percentage of revenue decreased in the second quarter of 2012 compared to 2011 due to a combination of an increase in personnel costs included in cost of goods sold related to the ramp up our production operation to facilitate the expected significant demand from our contract manufacturing customer and by lower overall margin on contract manufacturing revenue.

Licensing Revenue. We have entered into license agreements with one customer that provides this customer with limited access to our intellectual property under certain conditions. This customer paid upfront fees for the specific rights and we recognize license revenue ratably over the term of the agreements.

Operating Expenses

Our operating expenses for the three and six month periods ended June 30, 2012 and 2011 were:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2012	2011	2012	2011
Research and development	$126,627	$133,390	$243,148	$292,183
% of revenue	12%	21%	13%	24%
Sales and marketing	$160,658	$59,132	$234,039	$142,440
% of revenue	15%	10%	12%	12%
General and administrative	$475,006	$401,423	$954,119	$855,798
% of revenue	43%	64%	49%	69%
Total operating expenses	$762,291	$593,945	$1,431,306	$1,290,421
% of revenue	70%	96%	74%	105%

Research and Development. Research and Development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs.  We expense all R&D costs as incurred.  R&D expenses for the second quarter and first half of 2012 decreased compared to the same periods in 2011 primarily due to reduced spending on legal fees associated with patents and lower spending on other consulting expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising.  The increase in the second quarter and first half of 2012 compared to same periods in 2011 was due to increased personnel costs which resulted from adding team members to this team in the second quarter of 2012.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related expenses, non-cash stock-based compensation for administrative personnel and non-employee members of the board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs.  The increase in general and administrative expenses in the second quarter and first half of 2012 compared to the same periods in 2011 was due to higher personnel costs in 2012, offset somewhat by a reduction in consulting expenses due to the termination of one consulting agreement in the third quarter of 2011.

Other Income (Expenses)

Other Income. Other income includes other revenue of $87,215 related to inventory received in a non-monetary transaction during the first quarter of 2012.

Interest Expense. Interest expense increased for the three months ended June 30, 2012 and for the first half of 2012, compared to the same periods in 2011 due to a higher debt balance related to additional borrowings of $475,000 in the first half of 2012 and other draws in 2011 after June 30, 2011.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs represents the cost of warrants issued, which are being amortized over the life of the debt.

Outlook

We expect revenue of $4.1 million in 2012 with significant sales to our new contract manufacturing customer in the second half of the year. We also expect steady increases in revenue shipments to existing and new direct customers, specifically in the regenerative medicine market segment, and continued growth in sales through our distribution network.

We expect gross margin as a percentage of revenue to improve in the second half of 2012 but expect gross margin as a percentage of revenue to continue to be somewhat lower than 2011 as shipments to the contract manufacturing customer stabilize during the rest of 2012, with lower overall gross margin resulting from contract manufacturing revenue.

We also expect increased operating expenses associated with selling and product development activity for the remainder of 2012.

Finally, we believe the Company will achieve positive cash flow by the end of 2012.

Liquidity

At June 30, 2012, we had cash and cash equivalents of $155,354 compared to cash and cash equivalents of $16,864 at December 31, 2011. At June 30, 2012, we had working capital of $486,869, compared to working capital of $581,159 at December 31, 2011.  We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $55 million at June 30, 2012.  This raises substantial doubt about our ability to continue as a going concern.

Net Cash Provided by (Used in) Operating Activities

During the six months ended June 30, 2012, net cash provided by operating activities was $686,007 compared to net cash used by operating activities of $543,795 for the six months ended June 30, 2011.  Cash provided by operating activities included an increase in deferred rent of $785,112 related to tenant improvements, which were funded by our landlord. Excluding the increase in deferred rent, we used $99,105 in cash from operations, which related primarily to funding net losses and changes in operating assets and liabilities, offset by non-cash compensation related to stock options and depreciation.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $1,022,517 and $43,271 during the six months ended June 30, 2012 and 2011, respectively. Cash used in investing activities was due primarily to the increase in tenant improvements related to our expanded manufacturing facility and the purchase of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $475,000 and $620,000 during the six months ended June 30, 2012 and 2011, respectively. Cash provided by financing activities resulted from funding from two existing shareholders.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

In March of 2012, we signed an amended lease agreement, which expanded the premises leased by the Company from the Landlord to approximately 21,000 rentable square feet. The term of the lease was extended for nine (9) years commencing on July 1, 2012 and expiring on June 30, 2021. The amendment includes two (2) options to extend the term of the lease, each option is for an additional period of five (5) years, with the first extension term commencing, if at all, on July 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, the Company’s monthly base rent will increase to approximately $35,000 effective January 1, 2013, with scheduled annual increases. The Company will continue to be required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2012, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: August 14, 2012	/s/ Daphne Taylor
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