Form 10-Q
period 2012-09-30
BIOLIFE SOLUTIONS INC
filed 2012-11-13
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The registrant had 69,679,854 shares of Common Stock, $0.001 par value per share, outstanding as of November 1, 2012.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOLIFE SOLUTIONS, INC.

Balance Sheets
(unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$7,529	$16,864
Accounts receivable, trade, net of allowance for doubtful accounts of $1,100 at September 30, 2012 and December 31, 2011	797,943	547,143
Inventories	849,211	505,956
Prepaid expenses and other current assets	122,914	90,444
Total current assets	1,777,597	1,160,407

Property and equipment
Leasehold improvements	943,878	-
Furniture and computer equipment	286,280	177,013
Manufacturing and other equipment	739,516	623,782
Subtotal	1,969,674	800,795
Less: Accumulated depreciation	(555,459)	(447,393)
Net property and equipment	1,414,215	353,402
Long term deposits	36,166	36,166
Deferred financing costs	189,855	112,042
Total assets	$3,417,833	$1,662,017

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$1,064,283	$403,103
Accrued expenses and other current liabilities	149,609	69,582
Accrued compensation	136,322	86,563
Deferred rent	97,880	-
Deferred revenue	20,000	20,000
Total current liabilities	1,468,094	579,248
Long term liabilities
Promissory notes payable, related parties	10,603,127	10,128,127
Accrued interest, related parties	2,573,836	2,025,961
Deferred rent, long term	714,391	-
Deferred revenue, long term	94,167	109,167
Total liabilities	15,453,615	12,842,503

Commitments and Contingencies (Note 11)

Shareholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized, 69,679,854 shares issued and outstanding at September 30, 2012 and December 31, 2011	69,680	69,680
Additional paid-in capital	43,194,027	42,901,325
Accumulated deficit	(55,299,489)	(54,151,491)
Total shareholders' equity (deficiency)	(12,035,782)	(11,180,486)
Total liabilities and shareholders' equity (deficiency)	$3,417,833	$1,662,017

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.

Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Product sales	$1,676,480	$710,518	$3,599,770	$1,934,165
Licensing revenue	5,000	5,000	15,000	15,000
Total revenue	1,681,480	715,518	3,614,770	1,949,165
Cost of product sales	1,086,031	345,556	2,073,909	1,003,071
Gross profit	595,449	369,962	1,540,861	946,094
Operating expenses
Research and development	110,689	98,903	353,837	391,086
Sales and marketing	145,735	55,443	379,774	197,883
General and administrative	487,733	500,424	1,441,852	1,356,222
Total operating expenses	744,157	654,770	2,175,463	1,945,191

Operating loss	(148,708)	(284,808)	(634,602)	(999,097)

Other income (expenses)
Other income	-	20	94,253	43
Interest expense	(185,554)	(171,677)	(547,875)	(497,458)
Gain (loss) on disposal of property and equipment	431	(1,896)	368	(1,896)
Amortization of deferred financing costs	(18,397)	(20,307)	(60,142)	(47,061)
Total other income (expenses)	(203,520)	(193,860)	(513,396)	(546,372)

Net Loss	$(352,228)	$(478,668)	$(1,147,998)	$(1,545,469)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,679,854	69,679,854	69,679,854	69,679,854

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.

Statements of Cash Flows
(unaudited)

	Nine Month Period Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(1,147,998)	$(1,545,469)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	110,018	70,773
Loss (gain) on disposal of property and equipment	(368)	1,896
Stock-based compensation expense	154,747	183,657
Amortization of deferred financing costs	60,142	47,061
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(250,800)	(119,778)
Inventories	(343,255)	(64,640)
Prepaid expenses and other current assets	(32,470)	(28,526)
Increase (Decrease) in
Accounts payable	661,180	193,374
Accrued compensation and other expenses and other current liabilities	129,786	(17,928)
Accrued interest, related parties	547,875	497,458
Deferred rent	812,271	-
Deferred revenue	(15,000)	(15,000)
Net cash provided by (used in) operating activities	686,128	(797,122)

Cash flows from investing activities
Cash received from sale of property and equipment	1,400	1,400
Purchase of property and equipment	(1,171,863)	(57,372)
Net cash used in investing activities	(1,170,463)	(55,972)

Cash flows from financing activity
Proceeds from notes payable	475,000	870,000
Net cash provided by financing activity	475,000	870,000

Net increase (decrease) in cash and cash equivalents	(9,335)	16,906

Cash and cash equivalents - beginning of period	16,864	3,211

Cash and cash equivalents - end of period	$7,529	$20,117

Non-cash financing activities
Deferred financing costs from issuance of warrants (See Note 8)	$137,955	$89,225

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

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $55 million at September 30, 2012. This raises substantial doubt about our ability to continue as a going concern.

We believe that cash generated from customer collections will provide sufficient funds in the near term. Factors that would negatively impact our ability to finance our operations include (a) significant reductions in revenue from our internal projections, (b) increased capital expenditures, (c) significant increases in cost of goods and operating expenses, or (d) an adverse outcome resulting from current litigation. If we are unable to collect adequate cash from customer collections and our investors were to become unwilling to provide access to additional funds under existing facilities (“Facilities”), we would need to find immediate additional sources of capital.  There can be no assurance that such capital would be available, or, if available, that the terms of such financing would not be dilutive to stockholders. If we are unable to secure additional capital as circumstances require, we may not be able to continue our operations.

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

Concentration of Credit Risk and Business Risk

We derived approximately 60% of our product revenue in the third quarter of 2012 and approximately 38% of our product revenue in the nine months ended September 30, 2012 from our relationship with one contract manufacturing customer, which we commenced deliveries to in the second quarter of 2012. At September 30, 2012, included in our Accounts Receivable was $415,000 from our contract manufacturing customer. Either party may terminate the agreement with our contract manufacturing customer for any reason on six months’ notice.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the nine month period ended September 30, 2012, as compared to our Annual Report on Form 10-K for the year ended December 31, 2011, that are of significance, or potential significance, to us.

4.	Inventories

Inventories consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Raw materials	$461,582	$173,510
Work in progress	207,494	11,768
Finished goods	180,135	320,678
Total	$849,211	$505,956

In March 2012, the Company recorded a nonreciprocal, non-monetary receipt of inventory in the amount of $87,215. This amount was also recorded as Other Income in the Statement of Operations during the nine month period ended September 30, 2012. The transaction was accounted for at fair value on the date the inventory was received.

5.	Deferred Rent

Deferred rent consists of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Landlord-funded leasehold improvements	$766,082	$-
Straight-line rent adjustment	46,189	-
Total	$812,271	$-

During the nine months ended September 30, 2012, the Company recorded $785,112 in deferred rent relating to leasehold improvements funded by the Company’s landlord as incentives under the facility lease, which was amended in March 2012.  The deferred rent related to the leasehold improvements will be amortized over the life of the lease. Amortization commenced in the third quarter of 2012, during which the Company recorded $19,030 in deferred rent amortization.

In addition, during the third quarter of 2012, the Company recorded deferred rent of $46,189 which represented the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

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

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2012	2011	2012	2011

Risk free interest rate	0.71%	1.02%	0.78%	2.15%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	7	6	6.6	6.0
Volatility	101.57%	92.35%	102.76%	92.72%

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three month periods ended September 30, 2012 and 2011 was 8.00% and 9.39%, respectively.

The following is a summary of stock option activity for the nine month period ended September 30, 2012, and the status of stock options outstanding at September 30, 2012:

	Nine Month Period Ended
	September 30, 2012
		Wtd. Avg.
		Exercise
	Shares	Price

Outstanding at beginning of year	17,873,227	$0.08
Granted	2,850,000	0.10
Exercised	-	-
Forfeited	(475,000)	(0.12)
Outstanding at September 30, 2012	20,248,227	$0.09

Stock options exercisable at September 30, 2012	11,687,385	$0.08

The weighted average fair value of options granted was $0.11 and $0.08 per share for the three and nine month periods ended September 30, 2012, respectively. The weighted average fair value of options granted was $0.04 and $0.06 per share for the three and nine month periods ended September 30, 2011, respectively.

As of September 30, 2012, there was $904,622 of aggregate intrinsic value of outstanding stock options, including $550,031 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2012.  This amount will change based on the fair market value of the Company’s stock.

We recorded stock compensation expense of $57,134 and $154,747 for the three and nine month periods ended September 30, 2012, respectively, and $51,788 and $183,657 for the three and nine months ended September 30, 2011, respectively, as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2012	2011	2012	2011

Research and development costs	$6,954	$6,620	$20,441	$24,746
Sales and marketing costs	630	-	840	1,525
General and administrative costs	42,720	42,030	118,542	145,128
Cost of goods sold	6,830	3,138	14,924	12,258
Total	$57,134	$51,788	$154,747	$183,657

As of September 30, 2012, we had approximately $379,129 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately two years.

8.	Warrants

At September 30, 2012, we had 7,718,750 warrants outstanding and exercisable with a weighted average exercise price of $0.07. The outstanding warrants have expiration dates between November 2013 and May 2017.

The following is a summary of warrant activity for the nine month period ended September 30, 2012:

	Nine Month Period Ended
	September 30, 2012
		Wtd. Avg.
		Exercise
	Shares	Price

Outstanding at beginning of year	6,218,750	$0.08
Granted	2,000,000	0.08
Exercised	-	-
Forfeited	(500,000)	(0.25)
Outstanding at September 30, 2012	7,718,750	$0.07

In May, 2012, the Company issued a total of 2,000,000 warrants to the current note holders as consideration for restructuring of their existing promissory notes.  The warrants were valued using the Black-Scholes option pricing model resulting in a total value of $137,955 which was recorded as Deferred Financing Costs on the Balance Sheet and is being amortized to expense over the revised term of the notes.

During the three and nine months ended September 30, 2012, the Company recorded $18,397 and $60,142, respectively, in amortization of deferred financing costs. During the three and nine months ended September 30, 2011, the Company recorded $20,237 and $47,061, respectively, in amortization of deferred financing costs.

9.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three and nine month periods ended September 30, 2012 and 2011, respectively, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of September 30, 2012 and 2011, respectively:

	September 30,
	2012	2011

Basic and diluted weighted average common stock shares outstanding	69,679,854	69,679,854
Potentially dilutive securities excluded from loss per share computations:
Common stock options	20,248,227	17,723,227
Common stock purchase warrants	7,718,750	6,218,750

10.	Related Party Transactions

We incurred $2,741 and $17,073 in legal fees during the three and nine month periods ended September 30, 2012, respectively, and $23,182 and $42,067 for the three and nine month periods ended September 30, 2011, for services provided by Breslow & Walker, LLP in which Howard S. Breslow, a director and stockholder of the Company, is a partner.  At September 30, 2012 and December 31, 2011, accounts payable included $4,741 and $22,631, respectively, due to Breslow & Walker, LLP for services rendered.

We incurred $8,000 and $56,000 in consulting fees for services provided pursuant to a consulting agreement during the three and nine month periods ended September 30, 2011 to Roderick de Greef, a director of the Company. The agreement with Mr. De Greef was terminated in August of 2011.

11.	Commitments & Contingencies

Legal Proceedings

We are a party in a number of legal matters filed in the state of New York by the Company or John G. Baust, the Company’s former Chief Executive Officer, and members of his extended family, that are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  During the three and nine months ended September 30, 2012, there were no significant developments related to these complaints.  We have not made any accrual related to future litigation outcomes as of September 30, 2012 and December 31, 2011.

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

The following is a schedule of future minimum lease payments required under the facility leases as of September 30, 2012:

Year Ending December 31
2012	$72,169
2013	426,086
2014	436,738
2015	447,656
2016	458,848
Thereafter	2,209,374
Total	$4,050,871

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

Results of Operations

Summary of Achievements for the Third Quarter of 2012

●	Revenue of $1.7 million, our ninth sequential record revenue quarter.
●	No funds were required from our investors in the quarter for the first time since the Company started operations.
●	Executed a new private-label distribution agreement to supply HypoThermosol® and CryoStor® to a leading life sciences cell culture tools provider.
●	Completed the build-out of our second Good Manufacturing Practice (cGMP) clean room suite.

Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2012 and 2011

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	September 30,
	2012	2011	% Change
Revenue:
Product revenue
Direct	$446,350	$442,383	1%
Indirect	174,277	166,471	5%
Core product sales	620,627	608,854	2%
Contract manufacturing product sales	1,055,853	101,664	939%
Total product sales	1,676,480	710,518	136%
Licensing revenue	5,000	5,000	-
Total revenue	1,681,480	715,518	135%

Cost of sales	1,086,031	345,556	214%
Gross profit	$595,449	$369,962	61%
Gross margin %	35.4%	51.7%

	Nine Month Period Ended
	September 30,
	2012	2011	% Change
Revenue:
Product revenue
Direct	$1,681,772	$1,253,099	34%
Indirect	520,862	435,477	20%
Core product sales	2,202,634	1,688,576	30%
Contract manufacturing product sales	1,397,136	245,589	469%
Total product sales	3,599,770	1,934,165	86%
Licensing revenue	15,000	15,000	––
Total revenue	3,614,770	1,949,165	85%

Cost of sales	2,073,909	1,003,071	107%
Gross profit	$1,540,861	$946,094	63%
Gross margin %	42.6%	48.5%

Product Sales. Our core products are sold through both direct and indirect channels. Sales to our direct customers in the three and nine months ended September 30, 2012 increased compared to the same periods in 2011 due primarily to higher sales to customers in the drug discovery, cell and tissue banking, including cord blood banks, hair transplantation and regenerative medicine market segments. Sales to distributors in the three and nine months ended September 30, 2012 increased compared to the same periods in 2011 due to increased sales to our existing distributor customers. Contract manufacturing revenue in 2012 primarily represents sales of product to one significant customer.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses.  Cost of sales in the three and nine months ended September 30, 2012 increased compared to the same periods in 2011 due to the significant increase in sales of both core and contract manufacturing products. Gross margin as a percentage of revenue decreased in the third quarter of 2012 and the nine months ended September 30, 2012 compared to the same periods in 2011 due primarily to the increase in contract manufacturing product sales, which has a higher cost of sales, compared to core product sales. Additionally, gross margin declined due to additional personnel and other costs included in cost of goods sold related to the ramp up of our production operation.

Licensing Revenue. We have entered into license agreements with one customer that provides this customer with limited access to our intellectual property under certain conditions. This customer paid upfront fees for the specific rights and we recognize license revenue ratably over the term of the agreements.

Operating Expenses

Our operating expenses for the three and nine month periods ended September 30, 2012 and 2011 were:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2012	2011	2012	2011

Research and development	$110,689	$98,903	$353,837	$391,086
% of revenue	7%	14%	10%	20%
Sales and marketing	$145,735	$55,443	$379,774	$197,883
% of revenue	9%	8%	11%	10%
General and administrative	$487,733	$500,424	$1,441,852	$1,356,222
% of revenue	29%	70%	40%	70%
Total operating expenses	$744,157	$654,770	$2,175,463	$1,945,191
% of revenue	44%	92%	60%	100%

Research and Development. Research and Development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs.  We expense all research and development costs as incurred.  Research and development expenses for the three months ended September 30, 2012 increased compared to the same period in 2011 due to increased personnel costs. Research and development expenses for the nine months ended September 30, 2012 decreased compared to the same periods in 2011 primarily due to reduced spending on legal fees associated with patents and lower spending on other consulting expenses, offset somewhat by increased personnel costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising.  The increase in the three and nine month periods ending September 30, 2012 compared to same periods in 2011 was due to increased personnel costs which resulted from adding team members to this team, primarily in the second quarter of 2012.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related expenses, non-cash stock-based compensation for administrative personnel and non-employee members of the board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs.  The decrease in general and administrative expenses in the third quarter of 2012 compared with the third quarter of 2011 related primarily to lower legal expenses, offset somewhat by an increase in personnel related expenses. General and administrative expenses were higher for the nine months ended September 30, 2012 compared to the same period in 2011 due to higher personnel costs in 2012, offset somewhat by a reduction in consulting expenses due to the termination of one consulting agreement in the third quarter of 2011.

Other Income (Expenses)

Other Income. Other income includes other revenue of $87,215 related to inventory received in a non-monetary transaction during the first quarter of 2012.

Interest Expense. Interest expense increased for the three and nine months ended September 30, 2012, compared to the same periods in 2011 due to a higher debt balance related to additional borrowings on our Facilities of $475,000 in 2012 and draw downs on our Facilities in 2011 after September 30, 2011.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs represents the cost of warrants issued to our investors providing the Facilities, which are being amortized over the life of the debt.

Outlook

We expect revenue of $5.0 million in 2012 based on the expectation of higher sales to our contract-manufacturing customers. The Company also expects steady increases in revenue from existing and new customers in the regenerative medicine market segment, as well as continued growth through the Company’s distribution network.

We expect gross margin as a percentage of revenue to improve in the fourth quarter of 2012, however, to lower levels than the same period last year due to a higher mix of contract manufacturing revenue. Management expects operating expenses in the fourth quarter to remain at approximately the same level as the third quarter.

Finally, we believe the Company will achieve positive cash flow from operations in the fourth quarter of 2012.

Liquidity

At September 30, 2012, we had cash and cash equivalents of $7,529 compared to cash and cash equivalents of $16,864 at December 31, 2011. At September 30, 2012, we had working capital of $309,503, compared to working capital of $581,159 at December 31, 2011.  We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $55 million at September 30, 2012.  This raises substantial doubt about our ability to continue as a going concern.

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2012, net cash provided by operating activities was $686,128 compared to net cash used by operating activities of $797,122 for the nine months ended September 30, 2011.  Cash provided by operating activities included an increase in deferred rent of $785,112 related to tenant improvements funded by our landlord.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $1,170,463 and $55,972 during the nine months ended September 30, 2012 and 2011, respectively. Cash used in investing activities was due primarily to the increase in tenant improvements related to our expanded manufacturing facility and the purchase of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $475,000 and $870,000 during the nine months ended September 30, 2012 and 2011, respectively. Cash provided by financing activities resulted from funding from two existing shareholders under the existing Facilities.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet financing arrangements.

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

Going Concern

If we are unable to continue as a going concern, we may be unable to realize our assets and discharge our liabilities in the normal course of business.  Factors that would negatively impact our ability to finance our operations include (a) significant reductions in revenue from our internal projections, (b) increased capital expenditures, (c) significant increases in cost of goods and operating expenses, or (d) an adverse outcome resulting from current litigation. If we are unable to collect adequate cash from customer collections and our investors were to become unwilling to provide access to additional funds under the existing Facilities, we would need to find immediate additional sources of capital.  There can be no assurance that such capital would be available, or, if available, that the terms of such financing would not be dilutive to stockholders. If we are unable to secure additional capital as circumstances require, we may not be able to continue our operations

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2012, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS

See accompanying Index to Exhibits included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Dated: November 13, 2012	/s/ Daphne Taylor
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