Form 10-Q
period 2013-03-31
BIOLIFE SOLUTIONS INC
filed 2013-05-14
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The registrant had 70,035,710 shares of Common Stock, $0.001 par value per share, outstanding as of May 1, 2013.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLIFE SOLUTIONS, INC.
Balance Sheets
 (unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$61,523	$196,478
Accounts receivable, trade, net of allowance for doubtful accounts of $1,100 at March 31, 2013 and December 31, 2012	976,157	600,153
Inventories	676,438	656,397
Prepaid expenses and other current assets	201,801	174,731
Total current assets	1,915,919	1,627,759

Property and equipment
Leasehold improvements	941,925	919,035
Furniture and computer equipment	294,930	288,725
Manufacturing and other equipment	746,613	741,771
Subtotal	1,983,468	1,949,531
Less: Accumulated depreciation	(673,782)	(615,085)
Net property and equipment	1,309,686	1,334,446
Long term deposits	36,166	36,166
Deferred financing costs, net	157,506	171,458
Total assets	$3,419,277	$3,169,829

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$1,053,911	$862,492
Accrued expenses and other current liabilities	19,981	8,495
Accrued compensation	288,337	363,101
Deferred rent	111,250	111,250
Deferred revenue	––	20,000
Total current liabilities	1,473,479	1,365,338
Long term liabilities
Promissory notes payable, related parties	10,603,127	10,603,127
Accrued interest, related parties	2,944,946	2,759,391
Deferred rent, long term	798,084	838,829
Deferred revenue, long term	––	89,167
Total liabilities	15,819,636	15,655,852

Commitments and Contingencies (Note 10)

Shareholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized, 70,035,710 and 69,679,854 shares issued and outstanding at March 31, 2013 and December 31, 2012	70,036	69,680
Additional paid-in capital	43,347,858	43,255,374
Accumulated deficit	(55,818,253)	(55,811,077)
Total shareholders' equity (deficiency)	(12,400,359)	(12,486,023)
Total liabilities and shareholders' equity (deficiency)	$3,419,277	$3,169,829

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
Statements of Operations
(unaudited)

	Three Month Period Ended March 31,
	2013	2012
Revenue
Product sales	$1,550,845	$830,880
Licensing revenue	609,167	5,000
Total revenue	2,160,012	835,880
Cost of product sales	1,034,528	346,129
Gross profit	1,125,484	489,751
Operating expenses
Research and development	105,968	116,521
Sales and marketing	202,758	73,381
General and administrative	624,427	479,113
Total operating expenses	933,153	669,015

Operating income (loss)	192,331	(179,264)

Other income (expenses)
Other income	––	88,272
Interest expense	(185,555)	(178,777)
Amortization of deferred financing costs	(13,952)	(27,045)
Loss on disposal of property and equipment	––	(63)
Total other income (expenses)	(199,507)	(117,613)

Net Loss	$(7,176)	$(296,877)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares used to calculate net loss per common share	69,873,598	69,679,854

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
Statements of Cash Flows
(unaudited)

	Three Month Period Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(7,176)	$(296,877)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	58,697	26,455
Loss on disposal of property and equipment	––	63
Stock-based compensation expense	67,382	46,688
Amortization of deferred financing costs	13,952	27,045
Amortization of deferred rent related to lease incentives, net of amount received from landlord	(13,333)	––

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(376,004)	75,327
Inventories	(20,041)	(258,011)
Prepaid expenses and other current assets	(27,070)	22,145
Increase (Decrease) in
Accounts payable	191,419	130,898
Accrued compensation and other current liabilities	(63,278)	(16,199)
Accrued interest, related parties	185,555	178,777
Deferred rent	(27,412)	(6,134)
Deferred revenue	(109,167)	(5,000)
Net cash used in operating activities	(126,476)	(74,823)

Cash flows from investing activities
Cash received from sale of property and equipment	––	700
Purchase of property and equipment	(33,937)	(47,217)
Net cash used in investing activities	(33,937)	(46,517)

Cash flows from financing activities
Proceeds from exercise of common stock options	25,458	––
Proceeds from notes payable	––	175,000
Net cash provided by financing activities	25,458	175,000

Net increase (decrease) in cash and cash equivalents	(134,955)	53,660

Cash and cash equivalents - beginning of period	196,478	16,864

Cash and cash equivalents - end of period	$61,523	$70,524

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

We have incurred annual operating losses since inception, and may continue to incur operating losses. As of March 31, 2013, our accumulated deficit was $55,818,253. We may not be able to successfully achieve or sustain profitability. Successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.

3.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full year. These financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the SEC.

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Fair value of financial instruments

The carrying value of cash and cash equivalents approximate their fair value (determined based on level 1 inputs in the fair value hierarchy) based on the short-term nature of these financial instruments. The carrying values of notes payable approximate their fair value (determined based on level 3 inputs in the fair value hierarchy) because interest rates of notes payable approximate market interest rates.

Revenue recognition – license revenue

Revenue related to licensing agreement activity is recognized over the estimated term of the service period or when no further performance obligations exist. Payments received in advance of the related licensing agreement period are recorded as deferred revenue and recognized when earned. During the first quarter of 2013, we negotiated a new intellectual property license agreement that provides one customer with limited access to our intellectual property under certain conditions. This customer paid upfront fees for the specific rights and there are no future performance obligations. The upfront fee of $500,000 was recognized as revenue during the quarter and $109,167 in deferred revenue associated with this customer was recognized as all future performance obligations associated with the previous license agreements were cancelled with the agreement signed in the first quarter of 2013.

Concentrations of credit risk and business risk

In the three months ended March 31, 2013, we derived approximately 50% of our product revenue from our relationship with one contract manufacturing customer, which we commenced deliveries to in the second quarter of 2012. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2013. At March 31, 2013, our license revenue customer accounted for 56% of gross accounts receivable and one other customer accounted for 10% of gross accounts receivable. In the three months ended March 31, 2012, no individual customer made up more than 10% of sales. At December 31, 2012, our contract manufacturing customer accounted for 36% of gross accounts receivable and one other customer accounted for 11% of gross accounts receivable. All license revenue recognized in the three months ended March 31, 2013 and 2012 was derived from one customer.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three month period ended March 31, 2013, as compared to our Annual Report on Form 10-K for the year ended December 31, 2012, that are of significance, or potential significance, to us.

4.	Inventory

Inventories consist of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Raw materials	$325,570	$398,510
Work in progress	245,117	116,319
Finished goods	105,751	141,568
Total	$676,438	$656,397

During the period ended March 31, 2012, the Company recorded a nonreciprocal, non-monetary receipt of inventory in the amount of $87,215. This amount was also recorded as Other Income in the Statement of Operations during the three month period ended March 31, 2012. The transaction was accounted for at fair value on the date the inventory was received.

5.	Deferred Rent

Deferred rent consists of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Landlord-funded leasehold improvements	$910,029	$900,989
Less accumulated amortization	(61,560)	(39,187)
Total (current portion $111,250)	848,469	861,802
Straight line rent adjustment	$60,865	$88,277
Total deferred rent	909,334	950,079

During the quarter ended March 31, 2013, the Company recorded an additional $19,676 in deferred rent relating to leasehold improvements funded by the Company’s landlord as incentives under the facility lease, offset by payments to the landlord of $10,636. During the quarter ended March 31, 2013, the Company recorded $22,373 in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

6.	Share-based Compensation

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions:

	Three Month Period Ended
	March 31,
	2013	2012
Risk free interest rate	––	0.83%
Dividend yield	––	0.0%
Expected term (in years)	––	6.0
Volatility	––	101%

We recorded stock compensation expense of $67,382 and $46,688 for the three month periods ended March 31, 2013 and 2012, respectively, as follows:

	Three Month Period Ended
	March 31,
	2013	2012
Research and development costs	$6,954	$6,368
Sales and marketing costs	630	––
General and administrative costs	47,936	37,299
Cost of product sales	11,862	3,021
Total	$67,382	$46,688

Management applies an estimated forfeiture rate that is derived from historical employee termination data. The estimated forfeiture rate applied for the three month periods ended March 31, 2013 and 2012 was 6.94% and 7.85%, respectively.

As of March 31, 2013, there was $4,006,927 of aggregate intrinsic value of outstanding stock options, including $3,156,078 of aggregate intrinsic value of exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. This amount will change based on the fair market value of the Company’s stock.

As of March 31, 2013, we had approximately $296,782 of unrecognized compensation expense related to unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately 2.82 years.

The following is a summary of stock option activity for the three month period ended March 31, 2013, and the status of stock options outstanding at March 31, 2013:

	Three Month Period Ended
	March 31, 2013
		Wtd. Avg.
		Exercise
	Shares	Price
Outstanding at beginning of year	20,379,602	$0.09
Granted	––	––
Exercised	(355,856)	(0.08)
Forfeited	(150,000)	(0.08)
Outstanding at March 31, 2013	19,873,746	$0.09

Stock options exercisable at March 31, 2013	15,285,695	$0.08

There were no options granted during the three month period ended March 31, 2013. Weighted average fair value of options granted was $0.08 per share for the three month period ended March 31, 2012.

7.	Warrants

At March 31, 2013, we had 7,718,750 warrants outstanding and exercisable with a weighted average exercise price of $0.07. There were no warrants issued, exercised or forfeited in the three month period ended March 31, 2013. The outstanding warrants have expiration dates between November 2013 and May 2017.

8.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three month periods ended March 31, 2013 and 2012, respectively, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of March 31, 2013 and 2012, respectively:

	Three Month Period Ended March 31,
	2013	2012
Basic and diluted weighted average common stock shares outstanding	70,035,710	69,679,854
Potentially dilutive securities excluded from loss per share computations:
Common stock options	19,873,747	18,766,977
Common stock purchase warrants	7,718,750	6,218,750

9.	Related Party Transactions

We incurred $7,201 in legal fees during the three month periods ended March 31, 2012, for services provided by Breslow & Walker, LLP in which Howard S. Breslow, a director and stockholder of the Company, is a partner. Mr. Breslow resigned from his position as a Director in February of 2013.

10.	Commitments & Contingencies

Legal Proceedings

We are a party in a number of legal matters filed in the state of New York by the Company or John G. Baust, the Company’s former Chief Executive Officer, and members of his extended family, that are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. During the three months ended March 31, 2013, there were no significant developments related to these complaints. We have not made any accrual related to future litigation outcomes as of March 31, 2013 and December 31, 2012.

Leases

In November of 2012 we signed an amended lease agreement, which expanded the premises leased by us from the landlord to approximately 26,000 rentable square feet. The term of the lease was extended to July 31, 2021. The amendment includes two (2) options to extend the term of the lease, each option is for an additional period of five (5) years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent increased to approximately $35,000 effective January 1, 2013, and will increase to approximately $46,000 estimated to be effective in May 2013, upon the completion of leasehold improvements, with scheduled annual increases each August. We will be required to pay an amount equal to our proportionate share of certain taxes and operating expenses.

11.	Subsequent Event

Related Party Short Term Note

Subsequent to March 31, 2013, the Company received $250,000 in the form of a short term note from our two most significant stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our annual report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC.

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

Results of Operations

Summary of Achievements for the First Quarter of 2013

●	Total revenue increased 158% over the first quarter of 2012 and 5% over the fourth quarter of 2012.
●	Revenue from indirect customers increased 73% from the first quarter of 2012.
●	The Company executed an intellectual property license agreement with one customer resulting in $609,167 in revenue.

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2013 and 2012

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	March 31,
	2013	2012	% Change
Revenue:
Product revenue
Direct	$610,023	$738,167	(17)%
Indirect	160,110	92,713	73%
Core product sales	770,133	830,880	(7)%
Contract manufacturing services	780,712	––	100%
Licensing revenue	609,167	5,000
Total revenue	2,160,012	835,880	158%

Cost of sales	1,034,528	346,129	199%
Gross profit	$1,125,484	$489,751	130%
Gross margin %	52.1%	58.6%

Product Sales and Cost of Sales. Our core products are sold through both direct and indirect channels. Sales to our direct customers in the three months ended March 31, 2013 decreased compared to the same period in 2012 due primarily to lower direct product sales to the regenerative medicine market. Sales to this segment are uneven due to the pace of product evaluation, adoption, and clinical trials. We continue to gain new customers in this growing field. Sales to distributors in the three months ended March 31, 2013 increased compared to the same periods in 2012 due to increased sales to our existing distributor customers. Contract manufacturing services in 2013 represents sales of product to one significant customer.

Licensing Revenue. During the first quarter of 2013, we negotiated a new intellectual property license agreement that provides one customer with limited access to our intellectual property under certain conditions. This customer paid upfront fees for the specific rights and there are no future performance obligations. The upfront fee of $500,000 was recognized as revenue during the quarter and $109,167 in deferred revenue associated with this customer was recognized as all future performance obligations associated with the previous license agreements were cancelled with the agreement signed in the first quarter of 2013.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses. Cost of sales in the three months ended March 31, 2013 increased compared to the same periods in 2012 due primarily to the significant increase in sales to our significant contract manufacturing customer.

Gross Margin. Gross margin as a percentage of revenue decreased in the first quarter of 2013 compared to the same period in 2012 due primarily to the increase in contract manufacturing product sales, which has a higher cost of sales, compared to core product sales, offset by recognition of the license revenue during the quarter with no associated costs.

Operating Expenses

Our operating expenses for the three month periods ended March 31, 2013 and 2012 were:

	Three Month Period Ended
	March 31,
	2013	2012
Research and development	$105,968	$116,521
% of revenue	5%	14%
Sales and marketing	$202,758	$73,381
% of revenue	9%	9%
General and administrative	$624,427	$479,113
% of revenue	29%	57%

Research and Development. Research and Development expenses consist primarily of salaries and other personnel expenses, consulting and other outside services, laboratory supplies, and other costs. We expense all R&D costs as incurred. R&D expenses for the quarter ended March 31, 2013 decreased compared to the first quarter of 2012 primarily due to lower spending on other supplies and consulting expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. The significant increase in the first quarter of 2013 compared to the first quarter of 2012 was due to increased personnel costs which resulted from adding team members to this team, primarily in the second quarter of 2012.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related expenses, non-cash stock-based compensation for administrative personnel and non-employee members of the board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs. The increase in general and administrative expenses in the first quarter of 2013 compared to the first quarter of 2012 was due to approximately $56,000 higher corporate costs in 2013, including higher director’s fees, higher consulting fees for investor relations, information technology and shareholder communication, approximately $35,000 higher personnel costs due to the increase personnel during 2012, approximately $25,000 higher depreciation and rent costs related to the new facility, and higher office related expenses.

Other Income (Expenses)

Other Income. Other income is primarily the result of $87,215 related to inventory received in a non-monetary transaction during the first quarter of 2012.

Interest Expense. The increase in interest expense in 2013 compared to 2012 is due to a higher debt balance related to additional borrowings of $475,000 in 2012.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs represents the cost of warrants issued which are being amortized over the life of the debt.

Outlook

In 2013, we expect revenue to be in the range of $6.5 million to $7.0 million. This increase will be driven by continued increases in sales to existing customers, the addition of new customers in the regenerative medicine market as our customers continue to move their cell and tissue based therapies and products through the clinical trial and regulatory approval processes, and continued focus on sales through our existing distribution network.

We expect gross margin as a percentage of revenue of approximately 38% - $41% in 2013 with fluctuation occurring as a result of changes in the mix of core product sales contract manufacturing services revenue.

We expect operating expenses in 2013 to increase 10% - 20% over 2012, with increases expected in all areas primarily in personnel related costs.

We will continue to focus on generating positive operating income in 2013, and expect the results for the full year to increase over 2012. We believe cash generated from customer collections will provide sufficient funds to operate our business.

Liquidity

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $56 million at March 31, 2013. Of this amount, approximately $18 million has accumulated since the merger of the Company in 2002.

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

We have outstanding $10.6 million principal amount of promissory notes due January 11, 2016 under the facilities held by our two most significant stockholders, secured by all of the assets of the Company (the “Facilities”). An event of default, including from the failure to observe or comply with any material covenant or condition in the promissory notes could, if not cured or waived, result in the acceleration of our outstanding indebtedness.

At March 31, 2013, we had cash and cash equivalents of $61,523 compared to cash and cash equivalents of $196,478 at December 31, 2012. At March 31, 2013, we had working capital of $442,440, compared to working capital of $262,421 at December 31, 2012. The increase in our working capital is due primarily to an increase in our accounts receivable.

Net Cash Used in Operating Activities

During the quarter ended March 31, 2013, net cash used in operating activities was $126,476 compared to net cash used by operating activities of $74,823 for the quarter ended March 31, 2012. Cash used in operating activities relates primarily to funding net losses and changes in operating assets and liabilities, offset by non-cash compensation related to stock options and depreciation.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $33,937 and $46,517 during the quarters ended March 31, 2013 and 2012, respectively. Cash used in investing activities was due to purchase of property and equipment, offset slightly by cash received from the sale of certain assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $25,458 during the quarter ended March 31, 2013 was the result of proceeds received from employee stock option exercises. Net cash provided by financing activities in the quarter ended March 31, 2012, resulted from funding from two existing shareholders under the existing Facilities.

At March 31, 2013, the unused portion of the Facilities was approximately $900,000.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet financing arrangements as defined in S-K 303(a)(4)(ii).

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

Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, filed with the SEC on March 29, 2013.

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial condition and Results of Operations in our Annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 29, 2013. There have been n o material changes to the disclosure under the heading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Form 10-K. for more information regarding our current contingencies and commitments, see note 10 to the financial statements included above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: May 14, 2013	/s/ Daphne Taylor
Daphne Taylor
Chief Financial Officer
(Duly authorized officer and principal financial officer)

BIOLIFE SOLUTIONS, INC.

INDEX TO EXHIBITS

Exhibit No	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith