Form 10-Q
period 2013-06-30
BIOLIFE SOLUTIONS INC
filed 2013-08-12
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The registrant had 70,035,710 shares of Common Stock, $0.001 par value per share, outstanding as of August 1, 2013.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLIFE SOLUTIONS, INC.
Balance Sheets
 (unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$76,205	$196,478
Accounts receivable, trade, net of allowance for doubtful accounts of $1,100 at June 30, 2013 and December 31, 2012	980,974	600,153
Inventories	593,138	656,397
Prepaid expenses and other current assets	165,292	174,731
Total current assets	1,815,609	1,627,759

Property and equipment
Leasehold improvements	1,121,362	919,035
Furniture and computer equipment	296,832	288,725
Manufacturing and other equipment	757,060	741,771
Subtotal	2,175,254	1,949,531
Less: Accumulated depreciation	(733,347)	(615,085)
Net property and equipment	1,441,907	1,334,446
Long term deposits	36,166	36,166
Deferred financing costs, net	143,399	171,458
Total assets	$3,437,081	$3,169,829

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$1,041,717	$862,492
Accrued expenses and other current liabilities	51,820	8,495
Accrued compensation	218,405	363,101
Deferred rent	111,250	111,250
Deferred revenue	––	20,000
Total current liabilities	1,423,192	1,365,338
Long term liabilities
Promissory notes payable, related parties	10,603,127	10,603,127
Accrued interest, related parties	3,130,501	2,759,391
Deferred rent, long term	942,955	838,829
Deferred revenue, long term	––	89,167
Total liabilities	16,099,775	15,655,852

Commitments and Contingencies (Note 10)

Shareholders' equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized, 70,035,710 and 69,679,854 shares issued and outstanding at June 30, 2013 and December 31, 2012	70,036	69,680
Additional paid-in capital	43,368,029	43,255,374
Accumulated deficit	(56,100,759)	(55,811,077)
Total shareholders' equity (deficiency)	(12,662,694)	(12,486,023)
Total liabilities and shareholders' equity (deficiency)	$3,437,081	$3,169,829

The accompanying Notes to Financial Statements are an integral part of these financial statements.

BIOLIFE SOLUTIONS, INC.
Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Product sales	$2,330,018	$1,092,409	$3,880,863	$1,923,289
Licensing revenue	––	5,000	609,167	10,000
Total revenue	2,330,018	1,097,409	4,490,030	1,933,289
Cost of product sales	1,501,575	641,748	2,536,103	987,877
Gross profit	828,443	455,661	1,953,927	945,412
Operating expenses
Research and development	94,908	126,627	200,876	243,148
Sales and marketing	214,762	160,658	417,520	234,039
General and administrative	601,617	475,006	1,226,044	954,119
Total operating expenses	911,287	762,291	1,844,440	1,431,306

Operating income (loss)	(82,844)	(306,630)	109,487	(485,894)

Other income (expenses)
Other income	––	5,981	––	94,253
Interest expense	(185,555)	(183,543)	(371,110)	(362,320)
Loss on disposal of property and equipment	––	––	––	(63)
Amortization of deferred financing costs	(14,107)	(14,701)	(28,059)	(41,746)
Total other income (expenses)	(199,662)	(192,263)	(399,169)	(309,876)

Net Loss	$(282,506)	$(498,893)	$(289,682)	$(795,770)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares used to calculate net loss per common share	70,035,710	69,679,854	69,954,654	69,679,854

The accompanying Notes to Financial Statements are an integral part of these financial statements.

BIOLIFE SOLUTIONS, INC.
Statements of Cash Flows

(unaudited)

	Six Month Period Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(289,682)	$(795,770)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	118,262	59,377
Loss on disposal of property and equipment	––	63
Stock-based compensation expense	87,553	97,613
Amortization of deferred financing costs	28,059	41,746
Lease incentives received from landlord, net of amortization of deferred rent related to lease incentives	123,821	785,112

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(380,821)	187,953
Inventories	63,259	(410,854)
Prepaid expenses and other current assets	9,439	13,787
Increase (Decrease) in
Accounts payable	179,225	128,513
Accrued compensation and other current liabilities	(101,371)	67,430
Accrued interest, related parties	371,110	362,320
Deferred rent	(19,695)	––
Deferred revenue	(109,167)	148,717
Net cash provided by operating activities	79,992	686,007

Cash flows from investing activities
Cash received from sale of property and equipment	––	700
Purchase of property and equipment	(225,723)	(1,023,217)
Net cash used in investing activities	(225,723)	(1,022,517)

Cash flows from financing activities
Proceeds from exercise of common stock options	25,458	––
Proceeds from notes payable	––	475,000
Net cash provided by financing activities	25,458	475,000

Net increase (decrease) in cash and cash equivalents	(120,273)	138,490

Cash and cash equivalents - beginning of period	196,478	16,864

Cash and cash equivalents - end of period	$76,205	$155,354
Non-cash financing activities
Deferred financing costs from issuance of warrants (See Note 7)	––	$137,955

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

2. Liquidity

We have incurred annual operating losses since inception, and may continue to incur operating losses. As of June 30, 2013, our accumulated deficit was $56.1 million. We may not be able to successfully achieve or sustain profitability. Successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.

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

Fair value of financial instruments

The carrying value of cash and cash equivalents approximate their fair value (determined based on level 1 inputs in the fair value hierarchy) based on the short-term nature of these financial instruments. The carrying values of notes payable and accrued interest approximate their fair value (determined based on level 3 inputs in the fair value hierarchy) because interest rates of notes payable approximate market interest rates.

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

Concentrations of credit risk and business risk

In the three and six months ended June 30, 2013, we derived approximately 60% and 50%, respectively, of our product revenue from our relationship with one contract manufacturing customer. No other customer accounted for more than 10% of revenue in the three or six months ended June 30, 2013. At June 30, 2013, one contract manufacturing customer accounted for 50% of gross accounts receivable and one other customer accounted for 20% of gross accounts receivable. In the three and six months ended June 30, 2012, we derived approximately 31% and 18%, respectively, of our product revenue from our relationship with one contract manufacturing customer, which we commenced deliveries to in the second quarter of 2012. At December 31, 2012, one contract manufacturing customer accounted for 36% of gross accounts receivable and one other customer accounted for 11% of gross accounts receivable. All license revenue recognized in the six months ended June 30, 2013 and 2012 was derived from one customer.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the six month period ended June 30, 2013, as compared to our Annual Report on Form 10-K for the year ended December 31, 2012, that are of significance, or potential significance, to us.

4. Inventory

Inventory consists of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Raw materials	$392,220	$398,510
Work in progress	107,004	116,319
Finished goods	93,914	141,568
Total	$593,138	$656,397

During the six months ended June 30, 2012, the Company recorded a nonreciprocal, non-monetary receipt of inventory in the amount of $87,215. This amount was also recorded as Other Income in the Statement of Operations during the six month period ended June 30, 2012. The transaction was accounted for at fair value on the date the inventory was received.

5. Deferred Rent

Deferred rent consists of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Landlord-funded leasehold improvements	$1,070,815	$900,989
Less accumulated amortization	(85,192)	(39,187)
Total (current portion $111,250)	985,623	861,802
Straight line rent adjustment	68,582	88,277
Total deferred rent	$1,054,205	$950,079

During the six month period ended June 30, 2013, the Company recorded an additional $191,583 in deferred rent relating to leasehold improvements funded by the Company’s landlord as incentives under the facility lease, offset by payments to the landlord of $21,757.  During the three and six month periods ended June 30, 2013, the Company recorded $23,632 and $46,005, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

6. Share-based Compensation

The fair value of share-based payments made to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions. The Company did not issue stock options during the six month period ended June 30, 2013.

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2013	2012	2013	2012
Risk free interest rate	––	0.76%	––	0.80%
Dividend yield	––	0.0%	––	0.0%
Expected term (in years)	––	7	––	6.5
Volatility	––	104.95%	––	103.12%

We recorded stock compensation expense for the three and six month periods ended June 30, 2013 and 2012, as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2013	2012	2013	2012
Research and development costs	$6,954	$7,119	$13,908	$13,487
Sales and marketing costs	630	210	1,260	210
General and administrative costs	1,378	38,523	49,314	75,822
Cost of product sales	11,209	5,073	23,071	8,094
Total	$20,171	$50,925	$87,553	$97,613

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three and six month periods ended June 30, 2013 and 2012 was approximately 7% and 8%, respectively.

As of June 30, 2013, there was $5,389,589 of aggregate intrinsic value of outstanding stock options, including $4,492,875 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2013.  This amount will change based on the fair market value of the Company’s stock.

As of June 30, 2013, we had approximately $263,181 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately 2.5 years.

The following is a summary of stock option activity for the six month period ended June 30, 2013, and the status of stock options outstanding at June 30, 2013:

	Six Month Period Ended
	June 30, 2013
		Wtd. Avg.
		Exercise
	Shares	Price
Outstanding at beginning of year	20,379,602	$0.09
Granted	––	––
Exercised	(355,855)	(0.08)
Forfeited	(200,000)	(0.16)
Outstanding at June 30, 2013	19,823,747	$0.09

Stock options exercisable at June 30, 2013	16,236,389	$0.08

There were no options granted during the six month period ended June 30, 2013. Weighted average fair value of options granted was $0.07 per share for the three and six month periods ended June 30, 2012.

7. Warrants

At June 30, 2013, we had 7,718,750 warrants outstanding and exercisable with a weighted average exercise price of $0.07. There were no warrants issued, exercised, or forfeited in the six month period ended June 30, 2013. The outstanding warrants have expiration dates between November 2013 and May 2017.

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

During the three and six month periods ended June 30, 2013, the Company recorded $14,107 and $28,059, respectively, in amortization of deferred financing costs. During the three and six month periods ended June 30, 2012, the Company recorded $14,701 and $41,746, respectively, in amortization of deferred financing costs.

8. Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three and six month periods ended June 30, 2013 and 2012, respectively, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of June 30, 2013 and 2012, respectively:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic and diluted weighted average common stock shares outstanding	70,035,710	69,679,854	69,954,654	69,679,854
Potentially dilutive securities excluded from loss per share computations:
Common stock options	19,823,747	19,748,227	19,823,747	19,748,227
Common stock purchase warrants	7,718,750	7,718,750	7,718,750	7,718,750

9. Related Party Transactions

We incurred $7,131 and $14,333 in legal fees during the three and six month periods ended June 30, 2012, for services provided by Breslow & Walker, LLP in which Howard S. Breslow, a director and stockholder of the Company, is a partner.  Mr. Breslow resigned from his position as a Director in February of 2013.

10. Commitments & Contingencies

Legal Proceedings

We are a party in a number of legal matters filed in the state of New York by the Company or John G. Baust, the Company’s former Chief Executive Officer, and members of his extended family, that are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  During the six months ended June 30, 2013, there were no significant developments related to these complaints.  We have not made any accrual related to future litigation outcomes as of June 30, 2013 and December 31, 2012.

Leases

In November of 2012 we signed an amended lease agreement, which expanded the premises leased by us from the landlord to approximately 26,000 rentable square feet. The term of the lease was extended to July 31, 2021. The amendment includes two (2) options to extend the term of the lease, each option is for an additional period of five (5) years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent increased to approximately $46,000 effective August 1, 2013, , with scheduled annual increases each August. We will be required to pay an amount equal to our proportionate share of certain taxes and operating expenses.

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

Results of Operations

Summary of Achievements for the Second Quarter of 2013

●	Total revenue of $2.3 million marked twelve consecutive quarters of record revenue with an increase of 112% over the second quarter of 2012 and 8% over the first quarter of 2013.
●	Core product revenue was $0.9 million, setting a new record for the Company, driven by demand from the regenerative medicine market segment.
●
We announced a strategic relationship with HemaCare Corporation, (OTCPK:HEMA), wherein HemaCare will market BioLife’s HypoThermosol® and CryoStor® biopreservation media products and HemaCare’s blood derived cells to the research and clinical communities.

●	We were named by Seattle Business Magazine as one of the best places to work in Washington State.

Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2013 and 2012

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	June 30,
	2013	2012	% Change
Revenue:
Product revenue
Direct	$811,167	$497,255	63%
Indirect	130,401	253,872	(49)%
Core product sales	941,568	751,127	25%
Contract manufacturing services	1,388,450	341,282	307%
Licensing revenue	––	5,000
Total revenue	2,330,018	1,097,409	112%

Cost of sales	1,501,575	641,748	134%
Gross profit	$828,443	$455,661	82%
Gross margin %	35.6%	41.5%

	Six Month Period Ended
	June 30,
	2013	2012	% Change
Revenue:
Product revenue
Direct	$1,421,190	$1,235,422	15%
Indirect	290,511	346,585	(16)%
Core product sales	1,711,701	1,582,007	8%
Contract manufacturing services	2,169,162	341,282	536%
Licensing revenue	609,167	10,000
Total revenue	4,490,030	1,933,289	132%

Cost of sales	2,536,103	987,877	157%
Gross profit	$1,953,927	$945,412	107%
Gross margin %	43.5%	48.9%

Core Product Sales. Our core products are sold through both direct and indirect channels. Sales to our direct customers in the three and six months ended June 30, 2013 increased compared to the same periods in 2012 due primarily to higher direct product sales to the regenerative medicine market and continued growth in the hair restoration market segment. Sales to the regenerative medicine segment are uneven due to the pace of product evaluation, adoption, and clinical trials. We continue to gain new customers in this growing field. Sales to distributors in the three and six months ended June 30, 2013 decreased compared to the same periods in 2012 due reduced sales to certain key distributor customers.

Contract Manufacturing Services. Contract manufacturing services in 2013 represents sales of product to one significant customer. Contract manufacturing services revenue increased in the three and six months ended June 30, 2013 due to the ramp up of business after commencing in the second quarter of 2012.

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

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses.  Cost of sales in the three and six months ended June 30, 2013 increased compared to the same periods in 2012 due primarily to the significant increase in sales to our contract manufacturing services customer.

Gross Margin. Gross margin as a percentage of revenue decreased in the three and six months ended June 30, 2013 compared to the same periods in 2012 due primarily to the increase in contract manufacturing product sales, which has a higher cost of sales, compared to core product sales. Gross margin in the six months ended June 30, 2013 includes the impact of recognition of significant license revenue during the quarter with no associated costs.

Operating Expenses

Our operating expenses for the three and six month periods ended June 30, 2013 and 2012 were:

	Three Month Period Ended
	June 30,
	2013	2012	% Change
Operating Expenses:
Research and development	$94,908	$126,627	(25)%
Sales and marketing	214,762	160,658	34%
General and administrative	601,617	475,006	27%
Operating Expenses	911,287	762,291	20%
% of revenue	39%	70%

	Six Month Period Ended
	June 30,
	2013	2012	% Change
Operating Expenses:
Research and development	$200,876	$243,148	(17)%
Sales and marketing	417,520	234,039	78%
General and administrative	1,226,044	954,119	29%
Operating Expenses	1,844,440	1,431,306	29%
% of revenue	41%	74%

Research and Development. Research and Development expenses consist primarily of salaries and other personnel expenses, consulting and other outside services, laboratory supplies, and other costs.  We expense all R&D costs as incurred.  R&D expenses for the three and six months ended June 30, 2013 decreased compared to the same periods in 2012 primarily due to lower spending on laboratory supplies and consulting.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising.  The significant increase in the three and six months ended June 30, 2013 compared to the same periods in 2012 was due to primarily increased personnel costs which resulted from adding team members to this team, primarily in the second quarter of 2012.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related expenses, non-cash stock-based compensation for administrative personnel and non-employee members of the board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs.  The increase in general and administrative expenses in the three and six months ended June 30, 2013 compared to the same periods in 2012 was due to approximately $90,000 and $150,000 in higher corporate costs, including higher director’s fees, higher legal fees, higher consulting fees for investor relations, information technology and shareholder communication in the three and six months ended June 30, 2013, respectively, approximately $35,000 and $70,000 in higher personnel costs during the three and six months ended June 30, 2013, respectively, approximately $20,000 and $40,000 in higher depreciation and rent costs primarily related to the new facility during the three and six months ended June 30, 2013, and higher office related expenses.

Other Income (Expenses)

Other Income. Other income is primarily the result of $87,215 related to inventory received in a non-monetary transaction during the first quarter of 2012 and gains on the sale of equipment.

Interest Expense. The increase in interest expense in 2013 compared to 2012 is due to a higher debt balance related to additional borrowings of $475,000 in 2012.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs represents the cost of warrants issued which are being amortized over the life of the debt.

Outlook

We continue to expect total 2013 revenue to be in the range of $6.5 million to $7.0 million, with gross margin as a percentage of revenue of approximately 38% - $41%, and increased operating expenses in 2013 of 10% - 20% over 2012. We continue to expect an improvement in operating and net income (loss) over 2012. We believe cash generated from customer collections will provide sufficient funds to operate our business.

Liquidity

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $56 million at June 30, 2013.  Of this amount, approximately $18 million has accumulated since the merger of the Company in 2002.

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

At June 30, 2013, we had cash and cash equivalents of $76,205 compared to cash and cash equivalents of $196,478 at December 31, 2012. At June 30, 2013, we had working capital of $392,417, compared to working capital of $262,421 at December 31, 2012.  The increase in our working capital is due primarily to an increase in our accounts receivable, offset by a smaller increase in accounts payable.

Net Cash Provided By Operating Activities

During the six months ended June 30, 2013, net cash provided by operating activities was $79,992 compared to $686,007 for the six months ended June 30, 2012.  Cash provided by operating activities included an increase in deferred rent related to tenant improvements which were funded by our landlord, offset by payment to the landlord and amortization of deferred rent, of $123,821 and $785,112 during the six months ended June 30, 2013 and 2012, respectively. Cash provided by operating activities also includes the use of cash to fund net losses and changes in operating assets and liabilities, offset by non-cash compensation related to stock options and depreciation.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $225,723 and $1,022,517 during the six months ended June 30, 2013 and 2012, respectively. Cash used in investing activities was primarily to the increase in tenant improvements related to our expanded manufacturing facility and the purchase of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $25,458 during the six months ended June 30, 2013 was the result of proceeds received from employee stock option exercises. Net cash provided by financing activities during the six months ended June 30, 2012, resulted from funding from two existing shareholders under the existing Facilities.

At June 30, 2013, the unused portion of the Facilities was approximately $900,000.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

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

Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission.

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial condition and Results of Operations in our Annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 29, 2013. There have been no material changes to the disclosure under the heading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Form 10-K. for more information regarding our current contingencies and commitments, see note 10 to the financial statements included above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: August 12, 2013	By:	/s/ Daphne Taylor
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