Form 10-Q
period 2013-09-30
BIOLIFE SOLUTIONS INC
filed 2013-11-14
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The registrant had 70,414,877 shares of Common Stock, $0.001 par value per share, outstanding as of November 1, 2013.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLIFE SOLUTIONS, INC.
Balance Sheets
 (unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$79,287	$196,478
Accounts receivable, trade, net of allowance for doubtful accounts of $1,100 at September 30, 2013 and December 31, 2012	1,026,858	600,153
Inventories	409,195	656,397
Prepaid expenses and other current assets	140,077	174,731
Total current assets	1,655,417	1,627,759

Property and equipment
Leasehold improvements	1,121,362	919,035
Furniture and computer equipment	300,143	288,725
Manufacturing and other equipment	763,135	741,771
Subtotal	2,184,640	1,949,531
Less: Accumulated depreciation	(798,335	(615,085)
Net property and equipment	1,386,305	1,334,446
Long term deposits	36,166	36,166
Deferred financing costs, net	129,136	171,458
Total assets	$3,207,024	$3,169,829

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$840,498	$862,492
Accrued expenses and other current liabilities	52,532	8,495
Accrued compensation	224,625	363,101
Deferred rent	111,250	111,250
Deferred revenue	––	20,000
Total current liabilities	1,228,905	1,365,338
Long term liabilities
Promissory notes payable, related parties	10,603,127	10,603,127
Accrued interest, related parties	3,316,055	2,759,391
Deferred rent, long term	918,307	838,829
Deferred revenue, long term	––	89,167
Total liabilities	16,066,394	15,655,852

Commitments and Contingencies (Note 9)

Shareholders' equity (deficiency)
Common stock, $0.001 par value; 150,000,000 shares authorized, 70,414,877 and 69,679,854 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	70,415	69,680
Additional paid-in capital	43,480,884	43,255,374
Accumulated deficit	(56,410,669	(55,811,077)
Total shareholders' equity (deficiency)	(12,859,370	(12,486,023)
Total liabilities and shareholders' equity (deficiency)	$3,207,024	$3,169,829

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Product sales	$2,170,491	$1,676,480	$6,051,354	$3,599,770
Licensing revenue	––	5,000	609,167	15,000
Total revenue	2,170,491	1,681,480	6,660,521	3,614,770
Cost of product sales	1,281,634	1,086,031	3,817,737	2,073,909
Gross profit	888,857	595,449	2,842,784	1,540,861
Operating expenses
Research and development	160,528	110,689	361,404	353,837
Sales and marketing	208,080	145,735	625,600	379,774
General and administrative	630,342	487,733	1,856,386	1,441,852
Total operating expenses	998,950	744,157	2,843,390	2,175,463

Operating loss	(110,093)	(148,708)	(606)	(634,602)

Other income (expenses)
Other income	––	––	––	94,253
Interest expense	(185,554)	(185,554)	(556,664)	(547,875)
Gain on disposal of property and equipment	––	431	––	368
Amortization of deferred financing costs	(14,263)	(18,397)	(42,322)	(60,142)
Total other income (expenses)	(199,817)	(203,520)	(598,986)	(513,396)

Net Loss	$(309,910)	$(352,228)	$(599,592)	$(1,147,998)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average common shares used to calculate net loss per common share	70,106,312	69,679,854	70,005,207	69,679,854

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
Statements of Cash Flows

(unaudited)

	Nine Month Period Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(599,592)	$(1,147,998)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	183,250	110,018
Gain on disposal of property and equipment	––	(368)
Stock-based compensation expense	175,787	154,747
Amortization of deferred financing costs	42,322	60,142
Lease incentives received from landlord, net of amortization of deferred rent related to lease incentives	88,258	766,082

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(426,705)	(250,800)
Inventories	247,202	(343,255)
Prepaid expenses and other current assets	34,654	(32,470)
Increase (Decrease) in
Accounts payable	(21,994)	661,180
Accrued compensation and other current liabilities	(94,439)	129,786
Accrued interest, related parties	556,664	547,875
Deferred rent	(8,780)	46,189
Deferred revenue	(109,167)	(15,000)
Net cash provided by operating activities	67,460	686,128

Cash flows from investing activities
Cash received from sale of property and equipment	––	1,400
Purchase of property and equipment	(235,109)	(1,171,863)
Net cash used in investing activities	(235,109)	(1,170,463)

Cash flows from financing activities
Proceeds from exercise of common stock options and warrants	50,458	––
Proceeds from notes payable	––	475,000
Net cash provided by financing activities	50,458	475,000

Net decrease in cash and cash equivalents	(117,191)	(9,335)

Cash and cash equivalents - beginning of period	196,478	16,864

Cash and cash equivalents - end of period	$79,287	$7,529

Non-cash financing activities
Deferred financing costs from issuance of warrants (See Note 7)	––	$137,955

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

2. Liquidity

We have incurred annual operating losses since inception, and may continue to incur operating losses. As of September 30, 2013, our accumulated deficit was $56.4 million. We may not be able to successfully achieve or sustain profitability. Successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.

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

Concentrations of credit risk and business risk

In the three and nine months ended September 30, 2013, we derived approximately 54% and 55%, respectively, of our product revenue from our relationship with one contract manufacturing customer. No other customer accounted for more than 10% of revenue in the three or nine months ended September 30, 2013. At September 30, 2013, one contract manufacturing customer accounted for 39% of gross accounts receivable and no other customer accounted for more than 10% of gross accounts receivable. In the three and nine months ended September 30, 2012, we derived approximately 60% and 38%, respectively, of our product revenue from our relationship with one contract manufacturing customer, which we commenced deliveries to in the second quarter of 2012. At December 31, 2012, one contract manufacturing customer accounted for 36% of gross accounts receivable and one other customer accounted for 11% of gross accounts receivable. All license revenue recognized in the nine months ended September 30, 2013 and 2012 was derived from one customer.

Stock-based compensation

The value, at the date of grant, of stock awarded under restricted stock unit grants is amortized as compensation expense over the vesting period.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the nine month period ended September 30, 2013, as compared to our Annual Report on Form 10-K for the year ended December 31, 2012, that are of significance, or potential significance, to us.

4. Inventory

Inventory consists of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Raw materials	$192,096	$398,510
Work in progress	150,784	116,319
Finished goods	66,315	141,568
Total	$409,195	$656,397

During the nine months ended September 30, 2012, the Company recorded a nonreciprocal, non-monetary receipt of inventory in the amount of $87,215. This amount was also recorded as Other Income in the Statement of Operations during the nine month period ended September 30, 2012. The transaction was accounted for at fair value on the date the inventory was received.

5. Deferred Rent

Deferred rent consists of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Landlord-funded leasehold improvements	$1,059,186	$900,989
Less accumulated amortization	(109,127)	(39,187)
Total (current portion $111,250)	950,059	861,802
Straight line rent adjustment	79,498	88,277
Total deferred rent	$1,029,557	$950,079

During the nine month period ended September 30, 2013, the Company recorded an additional $191,583 in deferred rent relating to leasehold improvements funded by the Company’s landlord as incentives under the facility lease, offset by payments to the landlord of $33,386.  During the three and nine month periods ended September 30, 2013, the Company recorded $23,925 and $69,940, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

6. Share-based Compensation

Stock Options

The fair value of share-based payments made with stock options to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions.

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2013	2012	2013	2012
Risk free interest rate	2.25%	0.71%	2.25%	0.78%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	7	7	7	6.6
Volatility	105.20%	101.57%	105.20%	102.76%

We recorded stock compensation expense for the three and nine month periods ended September 30, 2013 and 2012, as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2013	2012	2013	2012
Research and development costs	$5,893	$6,954	$19,801	$20,441
Sales and marketing costs	1,265	630	2,525	840
General and administrative costs	71,294	42,720	120,608	118,542
Cost of product sales	9,782	6,830	32,853	14,924
Total	$88,234	$57,134	$175,787	$154,747

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three and nine month periods ended September 30, 2013 and 2012 was approximately 7%.

The following is a summary of stock option activity for the nine month period ended September 30, 2013, and the status of stock options outstanding at September 30, 2013:

	Nine Month Period Ended
	September 30, 2013
		Wtd. Avg.
		Exercise
	Shares	Price
Outstanding at beginning of year	20,329,602	$0.09
Granted	175,000	0.75
Exercised	(355,855)	0.07
Unvested Shares Forfeited	(380,000)	0.12
Expired	(25,000)	0.08
Outstanding at September 30, 2013	19,743,747	$0.09

Stock options exercisable at September 30, 2013	16,261,588	$0.08

Fair value of options granted during the three and nine months ended September 30, 2013 was approximately $0.63. Weighted average fair value of options granted was $0.11 and $0.08 per share for the three and nine month periods ended September 30, 2012, respectively.

As of September 30, 2013, there was $13,838,469 of aggregate intrinsic value of outstanding stock options, including $11,565,711 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2013.  This amount will change based on the fair market value of the Company’s stock.

As of September 30, 2013, we had approximately $342,383 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately 2.1 years.

Restricted Stock

During the three months ended September 30, 2013, the Company granted 66,667 restricted stock units to a Director under the 2013 Performance Incentive Plan, which was approved on June 20, 2013. The stock units were granted at the price of $0.75 per share, which was the fair value of the stock on the grant date. The Company recognized $50,000 in stock compensation related to this grant in the third quarter of 2013, which is included in General and Administrative expenses. This grant was converted to Common Stock upon grant, as it was fully vested on the date of the grant. At September 30, 2013, there were no unvested restricted stock units outstanding.

7. Warrants

At September 30, 2013, we had 7,406,250 warrants outstanding and exercisable with a weighted average exercise price of $0.07. There were no warrants issued, forfeited or expired in the nine month period ended September 30, 2013. During the nine months ended September 30, 2013, 312,500 warrants were exercised with a value of $0.08 per share, for proceeds of $25,000. The outstanding warrants have expiration dates between November 2013 and May 2017.

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

During the three and nine month periods ended September 30, 2013, the Company recorded $14,263 and $42,322, respectively, in amortization of deferred financing costs. During the three and nine month periods ended September 30, 2012, the Company recorded $18,397 and $60,142, respectively, in amortization of deferred financing costs.

8. Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three and nine month periods ended September 30, 2013 and 2012, respectively, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of September 30, 2013 and 2012, respectively:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic and diluted weighted average common stock shares outstanding	70,106,312	69,679,854	70,005,207	69,679,854
Potentially dilutive securities excluded from loss per share computations:
Common stock options	19,743,747	20,248,227	19,743,747	20,248,227
Common stock purchase warrants	7,406,250	7,718,750	7,406,250	7,718,750

9. Commitments & Contingencies

Legal Proceedings

We are a party in a number of legal matters filed in the state of New York by the Company or John G. Baust, the Company’s former Chief Executive Officer, and members of his extended family, that are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  During the nine months ended September 30, 2013, there were no significant developments related to these complaints.  We have not made any accrual related to future litigation outcomes as of September 30, 2013 and December 31, 2012.

Leases

In November of 2012 we signed an amended lease agreement, which expanded the premises leased by us from the landlord to approximately 26,000 rentable square feet. The term of the lease was extended to July 31, 2021. The amendment includes two (2) options to extend the term of the lease, each option is for an additional period of five (5) years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent increased to approximately $46,000 effective August 1, 2013, with scheduled annual increases each August. We will be required to pay an amount equal to our proportionate share of certain taxes and operating expenses.

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

Results of Operations

Summary of Achievements for the Third Quarter of 2013

●	Core product revenue was $1.0 million, setting a new record for the Company, driven by demand from the regenerative medicine market segment.
●
Execution of a strategic partnership agreement with SAVSU, wherein BioLife will exclusively market and distribute SAVSU’s proprietary precision thermal packaging products to the stem cells and regenerative medicine markets.

●
Expansion of the Company’s relationship with STEMCELL Technologies, who recently selected BioLife’s CryoStor cGMP freeze media for use in the launch of over 50 new primary cell products (isolated from bone marrow, peripheral blood, umbilical cord blood, and umbilical cord tissue), to be marketed to the research community.

●	Addition of Robert Preti, Ph.D., President and Chief Scientific Officer of Progenitor Cell Therapy, a wholly owned subsidiary of NeoStem, Inc., to our Scientific Advisory Board.

Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2013 and 2012

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	September 30,
	2013	2012	% Change
Revenue:
Core product sales	$1,002,086	$620,627	61%
Contract manufacturing services	1,168,405	1,055,853	15%
Licensing revenue	––	5,000
Total revenue	2,170,491	1,681,480	29%

Cost of sales	1,281,634	1,086,031	18%
Gross profit	$888,857	$595,449	49%
Gross margin %	41.0%	35.4%

	Nine Month Period Ended
	September 30,
	2013	2012	% Change
Revenue:
Core product sales	$2,713,787	$2,202,634	23%
Contract manufacturing services	3,337,567	1,397,136	146%
Licensing revenue	609,167	15,000
Total revenue	6,660,521	3,614,770	84%

Cost of sales	3,817,737	2,073,909	84%
Gross profit	$2,842,784	$1,540,861	84%
Gross margin %	42.7%	42.6%

Core Product Sales. Our core products are sold through both direct and indirect channels. Sales to our core customers in the three and nine months ended September 30, 2013 increased compared to the same periods in 2012 due primarily to higher direct product sales to the regenerative medicine market segment. Sales to the regenerative medicine segment tend to be uneven due to the pace of product evaluation, adoption, and clinical trials. We continue to gain new customers in this growing field.

Contract Manufacturing Services. Contract manufacturing services in 2013 represents sales of product to one significant customer. Contract manufacturing services revenue increased in the three and nine months ended September 30, 2013 due to the ramp up of business after commencing in the second quarter of 2012.

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

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses.  Cost of sales in the three and nine months ended September 30, 2013 increased compared to the same periods in 2012 due primarily to the significant increase in sales to our contract manufacturing services customer.

Gross Margin. Gross margin as a percentage of revenue increased in the three months ended September 30, 2013 compared to the same period in 2012 due primarily to the significant increase in core product sales which has a higher gross margin, compared to contract manufacturing services compared to 2012. Gross margin as a percent of revenue was relatively flat for the nine months ended September 30, 2013 compared to the same period in 2012. Gross margin in the nine months ended September 30, 2013 includes the impact of recognition of significant license revenue during the quarter with no associated costs. In addition, gross margin increased during the nine months ended September 30, 2013 due to the increase in core product sales, offset by increased contract manufacturing services, which has a higher cost of sales, compared to core product sales.

Operating Expenses

Our operating expenses for the three and nine month periods ended September 30, 2013 and 2012 were:

	Three Month Period Ended
	September 30,
	2013	2012	% Change
Operating Expenses:
Research and development	$160,528	$110,689	45%
Sales and marketing	208,080	145,735	43%
General and administrative	630,342	487,733	29%
Operating Expenses	998,950	744,157	34%
% of revenue	46%	44%

	Nine Month Period Ended
	September 30,
	2013	2012	% Change
Operating Expenses:
Research and development	$361,404	$353,837	2%
Sales and marketing	625,600	379,774	65%
General and administrative	1,856,386	1,441,852	29%
Operating Expenses	2,843,390	2,175,463	31%
% of revenue	43%	60%

Research and Development. Research and Development expenses consist primarily of salaries and other personnel expenses, consulting and other outside services, laboratory supplies, and other costs.  We expense all R&D costs as incurred.  R&D expenses for the three and nine months ended September 30, 2013 increased compared to the same periods in 2012 primarily due to spending on consulting and supplies related to the development of new products.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising.  The significant increase in the three and nine months ended September 30, 2013 compared to the same periods in 2012 was due to primarily increased personnel costs which resulted from adding team members to this team, primarily in the second quarter of 2012.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related expenses, non-cash stock-based compensation for administrative personnel and non-employee members of the board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs.  The increase in general and administrative expenses in the three and nine months ended September 30, 2013 compared to the same periods in 2012 was due primarily to higher corporate costs, including higher director’s fees, higher legal fees, higher consulting fees for investor relations, information technology and shareholder communication.

Other Income (Expenses)

Other Income. Other income for the nine months ended September 30, 2013 is primarily the result of $87,215 related to inventory received in a non-monetary transaction during the first quarter of 2012 and gains on the sale of equipment.

Interest Expense. The increase in interest expense in the first nine months of 2013 compared to the same period in 2012 is due to a higher debt balance related to additional borrowings of $475,000 in the first half 2012.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs represents the cost of warrants issued which are being amortized over the life of the debt.

Liquidity

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $56 million at September 30, 2013.  Of this amount, approximately $18 million has accumulated since the merger of the Company in 2002.

We believe our current cash and cash provided by operations will satisfy our working capital requirements, debt obligations and capital expenditures for the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future profitable operations, debt repayment, and competing technological and market developments.

Our working capital factors, such as inventory turnover and days sales outstanding, fluctuate on a quarterly basis and, on an interim basis during the year, may require an influx of short-term working capital. The Company will continuously assess the most appropriate method of financing the Company’s short and long term operations. While conditions of the credit market at any given time may impact our ability to obtain credit, the Company believes that it has the ability to raise funds, if needed, through public and private markets.

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

At September 30, 2013, we had cash and cash equivalents of $79,287, compared to cash and cash equivalents of $196,478 at December 31, 2012. At September 30, 2013, we had working capital of $426,512, compared to working capital of $262,421 at December 31, 2012.  The increase in our working capital is due primarily to an increase in our accounts receivable, offset by a smaller decrease in accounts payable.

Net Cash Provided By Operating Activities

During the nine months ended September 30, 2013, net cash provided by operating activities was $67,460 compared to $686,128 for the nine months ended September 30, 2012.  Cash provided by operating activities included an increase in deferred rent related to tenant improvements which were funded by our landlord, offset by payment to the landlord and amortization of deferred rent, of $88,258 and $766,082 during the nine months ended September 30, 2013 and 2012, respectively. Cash provided by operating activities also includes the use of cash to fund net losses and changes in operating assets and liabilities, offset by non-cash compensation related to stock options and depreciation.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $235,109 and $1,170,463 during the nine months ended September 30, 2013 and 2012, respectively. Cash used in investing activities was primarily due to the increase in tenant improvements related to our expanded manufacturing facility and the purchase of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $50,458 during the nine months ended September 30, 2013 was the result of proceeds received from warrant and employee stock option exercises. Net cash provided by financing activities of $475,000 during the nine months ended September 30, 2012, resulted from funding from two existing shareholders under the existing Facilities.

At September 30, 2013, the unused portion of the Facilities was approximately $900,000.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

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

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial condition and Results of Operations in our Annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 29, 2013. There have been no material changes to the disclosure under the heading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Form 10-K. for more information regarding our current contingencies and commitments, see note 9 to the financial statements included above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II:  Other Information

Item 2. Unregistered Sales of Equity Securities

On September 16, 2013, we issued an additional 312,500 common shares to an investor in exchange for $25,000 as a result of a warrant exercise. The foregoing transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

See accompanying Index to Exhibits included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Dated: November 14, 2013	/s/ Daphne Taylor
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