Form 10-K
period 2013-12-31
BIOLIFE SOLUTIONS INC
filed 2014-02-12
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-K
———————
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

(425) 402-1400
(Telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $7,700,858.

As of January 31, 2014, 5,029,920 shares of the registrant’s common stock were outstanding.

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

On January 29, 2014, we effected a 1-for-14 reverse stock split of our common stock. No fractional shares of our common stock will be issued as a result of the reverse stock split. In the event the reverse stock split leaves a stockholder with a fraction of a share, the number of shares due to the stockholder will be rounded up to the nearest whole share. Unless otherwise indicated, all share and per share numbers set forth in this Annual Report on Form 10-K have, where applicable, been adjusted to give effect to the reverse stock split and are subject to the foregoing adjustments for fractional shares.

We develop, manufacture and market patented hypothermic storage and cryopreservation solutions for cells and tissue. Our product offerings include:

●	Patented biopreservation media products for cells, tissues, and organs
●	Generic formulations of blood stem cell freezing media products
●	Custom product formulation and custom packaging services
●	Precision thermal packaging products
●	Contract aseptic manufacturing formulation, fill, and finish services of liquid media products

Our proprietary HypoThermosol® FRS and CryoStor®, generic BloodStor® biopreservation media products and SAVSU®’s precision thermal packaging products are marketed to the biobanking, drug discovery, and regenerative medicine markets, including hospital-based stem cell transplant centers, pharmaceutical companies, cord blood and adult stem cell banks, hair transplant centers, and suppliers of cells to the drug discovery, toxicology testing and diagnostic markets. All of our products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices (cGMP) using United States Pharmacopia (USP)/Multicompendial or the highest available grade components.

Our patented biopreservation media products are formulated to reduce preservation-induced, delayed-onset cell damage and death. Our platform enabling technology provides our customers significant shelf life extension of biologic source material and final cell products, and also greatly improved post-preservation cell, tissue, and organ viability and function. We believe that our products have been incorporated into the manufacturing, storage, shipping, freezing, and clinical delivery processes of over 100 hospital-approved or clinical trial stage regenerative medicine applications.

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

We were incorporated in Delaware in 1987 under the name Trans Time Medical Products, Inc. In 2002, the Company, then known as Cryomedical Sciences, Inc., and engaged in manufacturing and marketing cryosurgical products, completed a merger with our wholly-owned subsidiary, BioLife Solutions, Inc., which was engaged as a life sciences tools provider. Following the merger, we changed our name to BioLife Solutions, Inc. We do not have any subsidiaries.

Our principal executive offices are located at 3303 Monte Villa Parkway, Suite 310, Bothell, Washington 98021 and the telephone number is (425) 402-1400. Information about us is available on our internet website www.biolifesolutions.com. The information contained on our website or that can be accessed through our website does not constitute part of this annual report and is not incorporated in any manner into this annual report.

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

Our scientific research activities over the last 20 years enabled a detailed understanding of the molecular basis for the hypothermic and cryogenic (low-temperature induced) damage/destruction of cells through apoptosis and necrosis. This research led directly to the development of our HypoThermosol®, HypoThermosol® FRS and CryoStor® technologies. Our products are specifically formulated to:

●	Minimize cell and tissue swelling
●	Reduce free radical levels upon formation
●	Maintain appropriate low temperature ionic balances
●	Provide regenerative, high energy substrates to stimulate recovery upon warming
●	Avoid the creation of an acidic state (acidosis)
●	Inhibit the onset of apoptosis and necrosis

A key feature of our products is their “fully-defined” nature. All of our cGMP products are serum-free, protein-free and are formulated and filled using aseptic processing, utilizing USP/Multicompendial grade or highest quality available synthetic components. All of these features benefit prospective customers by facilitating the qualification process required to incorporate our products into their manufacturing regulatory filings and patient delivery processes.

The results of independent testing demonstrate that our HypoThermosol® FRS and CryoStor® biopreservation media products significantly extend shelf-life and improve cell and tissue post-thaw viability and function, which may, in turn, improve clinical and commercial outcomes for existing and new cell and tissue therapy applications. Our products have demonstrated improved biopreservation outcomes for a broad array of cell and tissue types including stem cells isolated from umbilical and peripheral blood, bone marrow, adipose tissue, liver, tendon, and umbilical cord tissue, and also for induced pluripotent stem cells including hepatocytes, endothelial cells, and neuronal cells, hepatocytes isolated from non-transplantable livers, chondrocytes isolated from cartilage, and dermal fibroblasts and muscle cells isolated from tissue biopsies.

Our proprietary HypoThermosol® FRS technology is optimized based on low temperature cellular and molecular biology principles. Competing biopreservation media products are often formulated with simple isotonic media cocktails, animal serum, potentially a single sugar or human protein, and in the case of cryopreservation media, a single permeating cryoprotectant such as dimethyl sulfoxide (“DMSO”). A key differentiator of our proprietary formulations is the engineered optimization of the key ionic component concentrations for low temperature environments, as opposed to normothermic body temperature around 37°C, as found in culture media or saline-based isotonic formulas. Furthermore, our CryoStor® formulations incorporate multiple permeating and non-permeating cryoprotectant agents, which allow for multiple mechanisms of cryogenic protection and reduces the dependence on a single cryoprotectant.

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

Products

HypoThermosol®

HypoThermosol® biopreservation media is a novel, engineered, optimized hypothermic storage and shipping media product.

Serum-free, protein-free HypoThermosol® is designed to provide maximum storage and shipping stability for biologics at 2°-8°C.

This proprietary, optimized formulation mitigates temperature-induced molecular cell stress responses that occur during chilling and re-warming of biologics, intermediate products, and final cell products intended for research and clinical applications.

Similar to our companion freeze media CryoStor®, HypoThermosol® includes components that scavenge free radicals, provide pH buffering, oncotic/osmotic support, energy substrates, and ionic concentrations that balance the intracellular state at low temperatures.

Across a broad spectrum of cell and tissue types, intracellular-like HypoThermosol® has proven more effective in reducing post-preservation necrosis and apoptosis as compared to commercial and home-brew isotonic and extracellular formulations. This results in greatly extended shelf life and improved post-preservation viability.

HypoThermosol is manufactured under cGMP and is tested to USP <71> Sterility and USP <85> Endotoxin standards.

HypoThermosol® FRS

Our newer formulation of HypoThermosol®, HypoThermosol® FRS, is the version of HypoThermosol® we are currently selling to our customers. In addition to providing intracellular-like balance to cells and tissues at low temperatures, this solution has been formulated to decrease the free radical accumulation in cells undergoing prolonged hypothermic preservation. Numerous investigators have shown that an increase in free radicals can lead to either necrosis (pathological cell death) or apoptosis (programmed cell death) in clinical conditions. HypoThermosol® FRS is very effective at extending the shelf life and improving the post-preservation viability and function of numerous cell and tissue types.

PrepaStor®

PrepaStor®, formerly branded as HypoThermosol® PURGE is a flush solution specifically designed for use during the transitions from normothermic to mild hypothermic conditions (37°C to 20°C) to rinse culture media and native fluids from tissue and whole organ systems prior to suspension in a preservation solution. PrepaStor® is also used to support the transition from hypothermic to normothermic temperatures following the preservation interval.

CryoStor®

CryoStor® cryopreservation freeze media products have been designed to mitigate temperature-induced molecular cell stress responses during freezing and thawing. CryoStor® proprietary freeze media products are intended for cryopreservation of biologics at subzero temperatures (most often utilized within  -80 to -196°C) and are based upon the novel HypoThermosol® platform. All CryoStor® products are pre-formulated with USP/EP grade DMSO, a permeating cryoprotective agent which helps mitigate damage from the formation of intracellular and extracellular ice.

Across a broad spectrum of cell types, CryoStor® products have proven more effective in reducing post-preservation necrosis and apoptosis as compared to commercial and home-brew isotonic and extracellular formulations without the addition of serum or protein. This enables improved post-thaw cell yield, viability, and recovery.

CryoStor® is manufactured under cGMP and is tested to USP <71> Sterility and USP <85> Endotoxin standards.

CryoStor® is offered in several packages and pre-formulated with DMSO in final concentrations of 2%, 5%, and 10%.

CryoStor® CS2

Pre-formulated with 2% DMSO, in some cell types, CryoStor® CS2 has demonstrated biopreservation efficacy at or above the levels of competing commercial and in-house formulated freeze media, even in the presence of significantly reduced levels of DMSO.

CryoStor® CS5

Pre-formulated with 5% DMSO, CryoStor® CS5 routinely outperforms competing freeze media containing 10% DMSO and is recommended for cryopreservation of most cell types.

CryoStor® CS10

Pre-formulated with 10% DMSO, CryoStor® CS10 has demonstrated remarkable biopreservation efficacy in numerous cell types, including sensitive cells such as hepatocytes. CryoStor® CS10 has demonstrated improved post-thaw cell survival and function in specific cell systems that may be more sensitive to cryopreservation-induced cell damage and death. This variant has also been adopted by customers with cell processing methods that might entail some dilution of the cryopreservation media.

BloodStor®

BloodStor® freeze media is specifically designed for cryopreservation of cells isolated from umbilical cord blood, peripheral blood, and bone marrow where the processing methods require addition of high concentration DMSO.

BloodStor® 55-5 is pre-formulated with 55% (w/v) DMSO USP/EP, 5% (w/v) Dextran-40 USP/EP, and water for injection (WFI) quality water. BloodStor® 100 contains 100% (w/v) DMSO USP/EP.

BloodStor® is manufactured under cGMP and tested to USP <71> Sterility and USP <85> Endotoxin standards.

Precision Thermal Packaging Products

On a worldwide exclusive basis, we distribute a portfolio of precision thermal packaging products to the regenerative medicine and stem cell markets.  The products are designed and manufactured by SAVSU Technologies, Inc., a wholly owned subsidiary of Barson Corporation.  We believe there is a significant unmet need for improved temperature stability during the transportation and shipping of cells and tissues, which is not currently met by the commercially available thermal shippers. Current commercial alternatives range from Styrofoam and EPS “beer cooler” type containers inside a cardboard box, up to and including vacuum panel insulation cartons.  These alternatives suffer from reduced performance due to the form factor design and/or materials used. We believe that the design and superinsulating material used in SAVSU thermal shippers, along with the robustness of the products and reusability, will present a very favorable value proposition to the regenerative medicine and stem cell markets.

PHD™ 2 – 8 C Shipper

The PHD™ line is designed for the shipment of materials, which must be maintained at 2-8˚C and or controlled room temperature (CRT) temperatures and is designed for small volume shipments from single dose to 3 liters in volume. Utilizing our antifreeze technology the PHD™ reduces the risk of freezing of 2-8˚C shipments. We believe the improved insulation performance of the PHD™ will also allow for extended shipping periods and thereby give greater product safety assurance. The packout process is completed in minutes, saving labor time.

CryoQ™ Dry Ice Shipper

The CryoQ™ line is designed for the shipment of small volumes of biomaterials, which need to be shipped at extremely stable deep-frozen temperatures when used with small volumes of dry ice. The CryoQ™ utilizes a Vial Rack system to deliver precision temperature management even after significant sublimation of dry ice has occurred. The Vial Rack system allows for reliable temperature stability even during rigorous shipping conditions. The unique benefit of the Vial Rack and CryoQ design is the ability to maintain uniform temperature around the entire payload volume, providing thermal protection for the biologic payload inside the shipper.

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

The recently published Visiongain Translational Regenerative Medicine market research report forecasts that the regenerative medicine market comprised of cell and gene therapies and tissue-engineered products will grow to more than $23 billion by 2024.  BioLife's addressable portion of the market is the demand for reagents used to store, ship and freeze source material and manufactured doses of cell-based products and therapies.

The December 2013 iMarc report forecasts the market for cold chain shippers and instruments growing to $5 billion by 2018.

Our target markets include:

Regenerative Medicine

●
Our proprietary HypoThermosol® FRS and CryoStor® biopreservation media products are used by customers to store, transport, and freeze biologic source material and cell-or tissue-based final products. Our scientific discoveries related to preservation-induced cell stress enabled the development and commercialization of a new class of patented biopreservation media formulations that have demonstrated broad and significant ability to extend shelf life/stability and improve post-preservation viability and function of numerous biologics. A number of regenerative medicine products may be non-frozen with shelf life less than 24 hours. This limited shelf life would constrain clinical distribution and create manufacturing limitations for the products. Our products specifically address this need by extending shelf life.

●
This market is comprised of nearly 700 commercial companies and numerous other hospital-based transplant centers developing and delivering cellular therapies such as stem cells isolated from bone marrow, peripheral and umbilical cord blood as well as engineered tissue-based products.

●
MedMarket Diligence, LLC, estimates that the current worldwide market for regenerative medicine products and services is growing at 20 percent annually. We expect pre-formulated biopreservation media products such as our HypoThermosol® FRS and CryoStor® to continue to displace “home-brew” cocktails due to increased regulatory and quality oversight, creating demand for high quality clinical grade preservation reagents that will grow at greater than the overall end market rate. We estimate that “home-brew” in-house formulated storage and freeze media comprise 80 percent of the market.

●
We have shipped our proprietary biopreservation media products to over 250 regenerative medicine customers. We estimate that our products are now incorporated in over 100 regenerative medicine cell or tissue-based applications in hospital-approved or clinical trial stages of development.

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

Drug Discovery

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

●
To leverage our scientific discoveries and presence in this market, we continue to develop a proprietary disposable labware product that may address a significant workflow bottleneck in the drug screening market - insufficient supply of preserved cells required in high-throughput screening of new drug compounds. We have pending patent applications in the U.S., Australia, Canada, and Europe to protect our intellectual property rights for our inventions which may for the first time enable bulk freezing of cells in multiwell tissue culture plates.

Biobanking

Our customers in this segment include public and private cord blood banks, adult stem cell banks, tissue banks, hair transplant centers, and biorepositories. Since the product launch in the third quarter of 2009, we continue to realize increased sales of our BloodStor® 55-5, a GMP version of the traditional “home-brew” cord blood stem cell freeze media. Sales of CryoStor® and HypoThermosol® FRS in this segment also continue to increase as we displace home-brew preservation media due to the quality and performance profile of our proprietary products. In the hair restoration segment, over sixty different physicians and centers now use HypoThermosol® FRS as an improved ex vivo holding solution for grafts during the procedure. We estimate that HypoThermosol® FRS is used in approximately 2% of the total worldwide procedures and have increased our marketing activities to capture additional share of this growing opportunity.

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

We participate in numerous scientific conferences and industry trade events by exhibiting, presenting scientific and business lectures, and sponsoring industry association events. We are a corporate or affiliate member of AABB, the Alliance for Regenerative Medicine, the BEST Collaborative, and the International Society for Cellular Therapy. In addition to our direct sales activities, our products are marketed and distributed by STEMCELL Technologies, Sigma-Aldrich, and several other regional distributors under non-exclusive agreements.

Manufacturing

We maintain and operate two independent cGMP clean room production suites. Since December 2009, our quality and manufacturing systems became certified to ISO 13485:2003. The systems are organized according to 21 CFR Part 820 - Quality System Regulation for Good Manufacturing Practice of medical devices, 21 CFR Parts 210 and 211 covering GMP for Aseptic Production, Volume 4, EU Guidelines, Annex 1 for the Manufacture of Sterile Medicinal Products, ISO 13408 for aseptic processing of healthcare products, and ISO 14644, clean rooms and associated controlled environments.

Governmental Regulation

Our proprietary products are not subject to any specific FDA or other non-US pre-market approval for drugs, devices, or biologics. We are not required to sponsor formal prospective, controlled clinical-trials in order to establish safety and efficacy. However, to support our current and prospective clinical customers, we manufacture and release our products in compliance with cGMP and other relevant quality standards.

To assist customers with their regulatory applications, we maintain Type II Master Files at the FDA for CryoStor® and HypoThermosol® FRS, which provide the FDA with information regarding our manufacturing facility and process, our quality system, and stability and safety testing that has been performed. Customers engaged in clinical applications who wish to notify the FDA of their intention to use our products in their product development and manufacturing process may request a cross-reference to our master files.

There can be no assurance that we will not be required to obtain approval from the FDA or foreign regulatory authorities prior to marketing any of our products in the future.

Intellectual Property

Currently, we have four issued U.S. patents, two pending U.S. patent applications, one issued European patent, one issued Japanese patent, and several pending patent applications in foreign jurisdictions.

In addition to our corporate logo and name, we have registered the following marks:

●	HYPOTHERMOSOL
●	GELSTOR
●	POWERING THE PRESERVATION SCIENCES
●	BIOPRESERVATION TODAY
●	BLOODSTOR
●	CRYOSTOR
●	PREPASTOR
●	PRESERVATION CHAIN

We have applied for trademark protection in the following marks:

●	KATA
●	CELLENERGY
●	GRAFTSTOR

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

During 2013 and 2012, we spent approximately $487,800 and $463,600, respectively, on research and development activities.

Our Scientific Advisory Board is comprised of leaders in the fields of regenerative medicine, biopreservation, quality systems, and regulatory compliance. These members advise us on our product development, quality systems, and overall marketing strategies.

Competition

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

We believe that our products offer significant advantages over in-house formulations including, time saving, improved quality of components, more rigorous quality control release testing, and improved preservation efficacy. We believe that a company’s competitive position in the markets we compete in is determined by product function, product quality, speed of delivery, technical support, price, and distribution capabilities. Our customers are diverse and may place varying degrees of importance on the competitive attributes listed above. While it is difficult to rank these attributes for all our customers in the aggregate, we believe we are well positioned to compete in each category.

We expect competition to intensify with respect to the areas in which we are involved as technical advances are made and become more widely known.

Employees

As of January 31, 2014, we had 23 employees, all of whom were full time. Our employees are not covered by any collective bargaining agreement. We consider relations with our employees to be good.

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

ITEM 1A.                      RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this annual report, before deciding to invest in our common stock. If any of the following risks materialize, our business, financial condition, results of operation and future prospects will likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose any of these customers or if there are problems in those market sectors, our net sales and operating results could decline significantly.

We derived approximately 49% and 46% of our revenue in the fiscal year ended December 31, 2013 and 2012, respectively, from our relationship with one contract manufacturing customer, which we commenced deliveries to in the second quarter of 2012. Our principal customers may vary from period to period, and our principal customers may not continue to purchase products from us at current levels, or at all. Significant reductions in net sales to any of these customers, the loss of our major contract manufacturing customer, or our failure to make appropriate choices as to the customers we serve could seriously harm our business. In addition, we focus our net sales to customers in only a few market sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Shifts in the performance of a sector served by us, as well as the economic, business and/or regulatory conditions that affect the sector, or our failure to choose appropriate sectors can particularly impact us. Any weakness in the market sectors in which our customers are concentrated could affect our business and results of operations.

We have a history of losses and may never achieve or maintain profitability.

We have incurred annual operating losses since inception, and may continue to incur operating losses. For the fiscal years ended December 31, 2013 and December 31, 2012, we had net losses of $1,084,160 and $1,659,586, respectively.  As of December 31, 2013, our accumulated deficit was approximately $56.9 million. Of this amount, approximately $19 million has accumulated since our merger in 2002. We may not be able to successfully achieve or sustain profitability. Successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.

We may need additional capital to reach and maintain a sustainable level of positive cash flow and if we raise such additional capital through the issuance of equity or convertible debt securities, your ownership will be diluted, and equity securities issued may have rights, preferences and privileges superior to the shares.

If we are unable to achieve profitability sufficient to permit us to fund our operations and other planned actions, we may be required to raise additional capital. We may also seek to raise capital opportunistically. We have filed a registration statement with the Securities and Exchange Commission (SEC) to permit us to conduct a public offering of our common stock and warrants to purchase our common stock. There can be no assurance that such capital would be available on favorable terms, or at all. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership held by existing stockholders may be reduced, and the market price of our common stock could fall as a result of resales of any shares due to an increased number of shares available for sale in the market. Further, our board has the authority to establish the designation of additional shares of preferred stock that may be convertible into common stock without any action by our stockholders, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. Any such additional shares of preferred stock may have rights, preferences and privileges senior to those of outstanding common stock, and the issuance and conversion of any such preferred stock would further dilute the percentage ownership of our stockholders. Debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. If we are unable to secure additional capital as circumstances require, we may not be able to fund our planned activities or continue our operations.

There is uncertainty surrounding our ability to successfully commercialize our HypoThermosol® FRS, CryoStor® and BloodStor® biopreservation media products, biopreservation thermal packaging products and contract manufacturing services.

Our growth depends, in part, on our continued ability to successfully develop, commercialize and market our HypoThermosol® FRS, CryoStor®, and BloodStor® biopreservation media products, precision thermal packaging products and contract and manufacturing services. Even in markets that do not require us to obtain regulatory approvals, our products will not be used unless they present an attractive alternative to competitive products and the benefits and cost savings achieved through their use outweigh the cost of our products. If we are unable to develop and sustain a market for our products, this will have a material adverse effect on our results of operations and our ability to continue and grow our business.

The success of our HypoThermosol® FRS and CryoStor® biopreservation media products is dependent, in part, on the commercial success of new regenerative medicine technologies.

Our HypoThermosol® FRS and CryoStor® biopreservation media products are marketed to biotechnology companies and research institutions engaged in research and development of cell, gene and tissue engineering therapies. The end-products or therapies developed by these biotechnology companies and research institutions are subject to substantial regulatory oversight by the United States Food and Drug Administration (“FDA”) and other regulatory bodies, and many of these therapies are years away from commercialization. Thus demand, if any, for HypoThermosol® FRS and CryoStor® is expected to be limited for several years. Failure of the end-products that use our biopreservation media products to receive regulatory approvals and be successfully commercialized will have an adverse effect in the demand for our products.

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

We may be held liable if any of our products or operations cause injury or death. These risks are inherent in the development of life sciences industry products. We currently maintain commercial general and umbrella liability policies with combined limits of $7 million per occurrence and in the aggregate, in addition to a $5 million per claim and annual aggregate product liability insurance policy consistent with industry standards. When necessary for our products, we intend to obtain additional product liability insurance. Insurance coverage may be prohibitively expensive, may not fully cover potential liabilities or may not be available in the future. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products. If we were to be sued for any injury caused by or associated with our products or operations, or if our existing litigation proceeds, the litigation could consume substantial time and attention of our management, and the resulting liability could have a material adverse effect on us.

Regulatory or other difficulties in manufacturing could have an adverse effect upon our expenses and our product revenues.

We currently manufacture our products ourselves. The manufacture of our products is difficult, complex and highly regulated. To support our current and prospective clinical customers, we intend to comply with cGMP in the manufacture of our products. Our ability to adequately and in a timely manner manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities and those of third-parties producing supplies upon which we rely in our manufacturing. The manufacture of our products may be impacted by:

●	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;
●	the ongoing capacity of our facilities;
●	our ability to comply with regulatory requirements, including our ability to comply with cGMP;
●	inclement weather and natural disasters;
●	changes in forecasts of future demand for product components;
●	potential facility contamination by microorganisms or viruses;
●	updating of manufacturing specifications; and
●	product quality success rates and yields.

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

We are registered with FDA as a contract manufacturer.  Our contract manufacturing customers may require us to comply with cGMP requirements and may audit our compliance with cGMP standards.  If a customer finds us to be out of compliance with cGMP standards, this could have a material adverse effect on our ability to retain and attract contract manufacturing customers.

Failure to comply with the covenants and conditions of promissory notes issued by us to the noteholders could result in the acceleration of our outstanding indebtedness, and we may not have sufficient funds available to repay the amounts due.

Pursuant to the note conversion agreement, we have agreed to issue equity securities to each of the noteholders in exchange for the conversion of $10.6 million principal amount of outstanding promissory notes and accrued and unpaid interest. Until the promissory notes are converted, they remain secured by all of our assets. An event of default, including from the failure to observe or comply with any material covenant or condition in the promissory notes or the facility agreements, could, if not cured or waived, result in the acceleration of the outstanding indebtedness and the loss of some or all of our assets. If our operations are insufficiently profitable to permit us to pay such notes when due, and these stockholders are unable or unwilling to provide access to additional funds and/or amend the terms of the facility agreements, we would need to find immediate additional sources of capital. There can be no assurance that such capital would be available on favorable terms, or at all. As such, we may have to cease operations and you could lose your investment.

If we become subject to additional regulatory requirements, the manufacture and sale of our products may be delayed or prevented, or we may become subject to increased expenses.

As an ancillary or excipient reagent used in the production, transportation, and infusion of our customers’ regulated clinical products, HypoThermosol® FRS, CryoStor®, and BloodStor® are not currently subject to specific FDA or other non-US pre-market approval for drugs, devices, or biologics. In particular, we are not required to sponsor formal prospective, controlled clinical-trials in order to establish safety and efficacy. However, there can be no assurance that we will not be required to obtain approval from the FDA, or foreign regulatory authorities, as applicable, prior to marketing any of our products in the future. Any such requirements could delay or prevent the sale of our products, or may subject us to additional expenses.

We may be adversely affected if our controls over external financial reporting fail or are circumvented.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. We are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting, but as a smaller reporting company we are exempt from the requirement to have our independent accountants attest to our internal control over financial reporting. If it were to be determined that our internal control over financial reporting is not effective, such shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. This reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The effect of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board and our board committees and as executive officers.

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

Our common stock, traded on the OTCQB, has historically traded at low average daily volumes, resulting in a limited market for the purchase and sale of our common stock.

The market prices of many publicly traded companies, including emerging companies in the life sciences industry, have been, and can be expected to be, highly volatile. The future market price of our common stock could be significantly impacted by numerous factors, including, but not limited to:

●	Future sales of our common stock or other fundraising events;
●	Sales of our common stock to existing shareholders;
●	Changes in our capital structure, including stock splits or reverse stock splits;
●	Announcements of technological innovations for new commercial products by our present or potential competitors;
●	Developments concerning proprietary rights;
●	Adverse results in our field or with clinical tests of our products in customer applications;
●	Adverse litigation;
●	Unfavorable legislation or regulatory decisions;
●	Public concerns regarding our products;
●	Variations in quarterly operating results;
●	General trends in the health care industry; and
●	Other factors outside of our control.

A significant percentage of our outstanding common stock is held by two stockholders, who have also provided us with our debt financing facilities, and these stockholders therefore have significant influence on us and our corporate actions.

As of December 31, 2013, two of our existing stockholders, Thomas Girschweiler and Walter Villiger, beneficially owned, collectively, approximately 52.4% of our outstanding shares.  In addition, these two stockholders hold, as of December 31, 2013, an aggregate $10.6 million principal amount of outstanding promissory notes and approximately $3.5 million of accrued and unpaid interest under secured convertible multi-draw term loan facility agreements.  On December 16, 2013, we entered into note conversion agreements, with each of Mr. Girschweiler and Mr. Villiger. Pursuant to the note conversion agreements, Mr. Girschweiler and Mr. Villiger have agreed to convert the outstanding indebtedness into equity securities on substantially similar terms and in connection with the Company’s next offer and sale of its equity for cash (a “Qualified Financing”). The entire outstanding indebtedness of the notes, including all accrued and unpaid interest through the date of the conversion, will convert into substantially identical securities of the Company issued in the Qualified Financing, at a conversion price equal to the per security offering price in the Qualified Financing in consideration for the cancellation of the entire principal amount of indebtedness and accrued interest thereon, and the release of all related security interests. Assuming a Qualified Financing occurs and the notes are converted, the percentage of outstanding shares owned by Mr.  Girschweiler and Mr. Villiger may increase.  Mr. Girschweiler is also a member of our board.  Accordingly, these stockholders have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because our stock price and those of other biotechnology and life sciences companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. We do maintain insurance, but the coverage may not be sufficient and may not be available in all instances.

Anti-takeover provisions in our charter documents and under Delaware law could make a third-party acquisition of us difficult.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our board to designate the terms of and issue new series of preferred stock without stockholder approval and to amend our bylaws without stockholder approval. Further, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless certain specific requirements are met as set forth in Section 203. Collectively, these provisions could make a third-party acquisition of us difficult or could discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

On January 29, 2014, we effected a 1 for 14 reverse stock split of our common stock.  There are risks associated with a reverse stock split.

There are certain risks associated with the reverse stock split, including the following:

●
The board has not reduced the number of authorized shares of common stock in the same proportion as the reverse split, and as a result, we have additional authorized shares of common stock that the board could issue in future without stockholder approval, and such additional shares could be issued, among other purposes, in financing transactions or to resist or frustrate a third-party transaction that is favored by a majority of the independent stockholders.  This could have an anti-takeover effect, in that additional shares could be issued, within the limits imposed by applicable law, in one or more transactions that could make a change in control or takeover of us more difficult.

●	There can be no assurance that the reverse stock split will achieve the benefits that we hope it will achieve.

We may not be able to list our common stock on the Nasdaq Capital Market.

Although we have filed an application to list our common stock on the Nasdaq Capital Market, we do not currently satisfy the shareholders’ equity requirement of the Listing Rules of the Nasdaq Capital Market.  We will seek to satisfy this requirement by completing a capital raising transaction and the conversion of our existing indebtedness into equity securities. No assurance can be provided that we will be able to raise sufficient capital to satisfy Nasdaq’s shareholders’ equity requirement and convert our existing indebtedness or that, if we do satisfy such requirement, that we will satisfy the other listing requirements of the Nasdaq Capital Market and achieve or maintain a listing thereon. In addition to specific listing standards, the Nasdaq Capital Market has broad discretionary authority over the initial and continued listing of securities, which it could exercise with respect to the listing of our common stock.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.  In addition, the reverse stock split may increase the number of stockholders who own odd lots of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

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

ITEM 3.                      LEGAL PROCEEDINGS

On February 7, 2007, Kristi Snyder, a former employee of the Company filed a complaint in the New York State Supreme Court, County of Broome, against us alleging a breach of an employment agreement and seeking damages of up to $300,000 plus attorneys’ fees. This case currently is in discovery. We are vigorously defending our position.

On April 6, 2007, we were served with a complaint filed by John G. Baust, our former Chief Executive Officer and President, and thereafter, until January 8, 2007, the Chairman, Sr. Vice President and Chief Scientific Officer, in the New York State Supreme Court, County of Tioga, against us seeking, among other things, damages under his employment agreement to be determined upon trial of the action plus attorneys’ fees, a declaratory judgment that he did not breach his fiduciary duties to the Company, and that his covenant not to compete is void as against public policy or unenforceable as a matter of law, and to enjoin us from commencing an action against him in Delaware courts seeking damages for breaches of his fiduciary obligations to us. The parties have engaged in extensive motion practice. By decision of December 18, 2009, Justice Tait rejected Plaintiff Baust’s efforts to obtain partial summary judgment. This case currently is in discovery. We are vigorously defending our position.

On June 15, 2007, we filed a lawsuit in the State of New York Supreme Court, County of Tioga against Cell Preservation Services, Inc. (“CPSI”) and Coraegis Bioinnovations, Inc. (“Coraegis”), both of which are owned and/or controlled by John M. Baust, a former employee of the Company and the son of John G. Baust, both of whose employment with us was terminated on January 8, 2007.

On March 15, 2004, we had entered into a Research Agreement with CPSI, pursuant to which CPSI took over the processing of our existing SBIR grants, on our behalf and was to apply for additional SBIR grants and, in each case, was to perform the research with respect to such grants. In connection therewith, we granted to CPSI a limited license to use our technology (“BioLife’s Technology”), including our proprietary cryopreservation solutions (collectively, “Intellectual Property”), solely for the purpose of conducting the research pertaining to the SBIR grants, and CPSI agreed to keep confidential all of our confidential information disclosed to CPSI (“Confidential Information”). On January 8, 2007, we informed CPSI that the Research Agreement would not be extended and would terminate in accordance with its terms on March 15, 2007.

The lawsuit states various causes of action, including, (1) repeated violations of the Research Agreement by CPSI by improperly using BioLife’s Technology, Intellectual Property and Confidential Information for its own purposes, (2) the unlawful misappropriation by CPSI and Coraegis of our trade secrets, (3) unfair competition on the part of CPSI and Coraegis through their unlawful misappropriation and misuse of BioLife’s Technology, Intellectual Property and Confidential Information, and (4) the conversion of BioLife’s Technology, Intellectual Property and Confidential Information by CPSI and Coraegis to their own use without our permission.

The lawsuit seeks, among other things, (1) to enjoin CPSI from continuing to violate the Research Agreement, (2) damages as a result of CPSI’s breaches of the Research Agreement, (3) to enjoin CPSI and Coraegis from any further use of the Company’s trade secrets, (4) damages (including punitive damages) as a result of CPSI’s and Coraegis’ misappropriation of the Company’s trade secrets, (5) to enjoin CPSI and Coraegis from any further use of BioLife’s Technology, Intellectual Property and Confidential Information, (6) damages (including punitive damages) as a result of CPSI’s and Coraegis’ unfair competition against the Company, and (7) damages (including punitive damages) as a result of CPSI’s and Coraegis’ conversion of BioLife’s Technology, Intellectual Property and Confidential Information to their own use. On September 30, 2008, Justice Jeffrey Tait issued a Letter Decision and Order which provides for a multi-phase process for discovery concerning contested discovery disclosures. By letter dated January 14, 2009, Justice Tait ordered that CPSI deliver by February13, 2009 certain confidential documents to chambers for an in camera review. The parties are awaiting Justice Tait’s review of these confidential documents in order to move forward with discovery. The parties have also engaged in extensive motion practice. By decision of December 18, 2009, Justice Tait denied the attempt of the Defendants to dismiss Plaintiff’s complaint. This case currently is in discovery. The Company is vigorously pursuing its position.

On December 4, 2007, John M. Baust, the son of John G. Baust, filed a complaint in the New York State Supreme Court, County of Tioga, against the Company and Michael Rice, our Chief Executive Officer and former chairman of the board, alleging, among other things, a breach of an employment agreement and defamation of character and seeking damages against us in excess of $300,000 plus attorney’s fees. This case currently is in discovery. We are vigorously defending our position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the OTCQB under the ticker symbol “BLFS.”  However, effective for 20 business days beginning January 29, 2014, a “D” will be added to our symbol, and our common stock will trade under the symbol “BLFSD” to denote that our common stock is trading on a post-reverse stock split basis. Thereafter, our ticker symbol will revert to “BLFS”,

As of February 7, 2014, there were 606 holders of record of our common stock. We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be paid in the forseeable future.

The following table sets forth the range of high and low quarterly closing sales prices of our common stock for the periods indicated (as adjusted for our reverse stock split):

	High	Low
Year ended December 31, 2013
4th Quarter	$19.60	$7.84
3rd Quarter	12.18	5.04
2nd Quarter	5.74	4.06
1st Quarter	5.88	3.50

Year ended December 31, 2012
4th Quarter	$6.30	$1.96
3rd Quarter	2.38	0.98
2nd Quarter	1.68	0.98
1st Quarter	1.68	0.56

Recent Sales of Unregistered Securities

On November 15, 2013, we entered into an agreement with a consultant in which we agreed to issue the consultant, as partial compensation for services, $20,000 worth of our common stock per month, distributed quarterly, calculated using our stock price at the end of the quarter. As at February 11, 2014, we had not received an invoice from the consultant and had not issued any shares of our common stock pursuant to this agreement. The foregoing transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Issuer Repurchases of Equity Securities

During the fourth quarter of 2013, we did not repurchase any of our securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Annual Report on Form 10-K. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

●	anticipated regulatory filings and requirements;
●	timing and amount of future contractual payments, product revenue and operating expenses;
●	market acceptance of our products and the estimated potential size of these markets; and
●	our anticipated future capital requirements and the terms of any capital financing agreements.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that might cause such a difference include those discussed under “Risk Factors,” as well as those discussed elsewhere in the Annual Report on Form 10-K.

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

Recent Developments

Reverse Stock Split

On January 29, 2014, we effected a 1-for-14 reverse stock split of our common stock. No fractional shares of our common stock will be issued as a result of the reverse stock split. In the event the reverse stock split leaves a stockholder with a fraction of a share, the number of shares due to the stockholder will be rounded up to the nearest whole share. Unless otherwise indicated, all share and per share numbers set forth in this Annual Report on Form 10-K have been adjusted to give effect to the reverse stock split and are subject to the foregoing adjustments for fractional shares.

Conversion of Promissory Notes in Exchange for Equity Securities

On December 16, 2013, we entered into a note conversion agreement with each of Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company. The noteholders hold, as of December 31, 2013, an aggregate $14.1 million of our indebtedness, including $10.6 million principal amount of outstanding promissory notes and approximately $3.5 million of accrued and unpaid interest under secured convertible multi-draw term loan facility agreements entered into with each of the noteholders on January 11, 2008, which we refer to as the facility agreements. Pursuant to the note conversion agreements, the noteholders have agreed to convert the outstanding indebtedness into equity securities on substantially similar terms and in connection with the Company’s next offer and sale of its equity for cash (a “Qualified Financing”). The entire outstanding indebtedness of the notes, including all accrued and unpaid interest through the date of the conversion, will convert into substantially identical securities of the Company issued in the Qualified Financing, at a conversion price equal to the per security offering price in the Qualified Financing in consideration for the cancellation of the entire principal amount of indebtedness and accrued interest thereon, and the release of all related security interests. On February 11, 2014, Mr. Girschweiler and Mr. Villiger assigned their respective rights and obligations under the promissory notes, the facility agreements and the note conversion agreements to entities wholly-owned and controlled by the noteholders, namely WAVI Holding AG in the case of Mr. Villiger and Taurus4757 GmbH in the case of Mr. Girschweiler.

Nasdaq Capital Market Application

On December 16, 2013, we filed an application to list our common stock on the Nasdaq Capital Market. We cannot assure you that we will be able to comply with the standards necessary in order to obtain a listing of our common stock on the Nasdaq Capital Market.

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our audited financial statements and accompanying footnotes thereto.

Our proprietary HypoThermosol® FRS, CryoStor®, and generic BloodStor® biopreservation media products and SAVSU®’s precision thermal packaging products are marketed to the biobanking, drug discovery, and regenerative medicine markets, including hospital-based stem cell transplant centers, pharmaceutical companies, cord blood and adult stem cell banks, hair transplant centers, and suppliers of cells to the drug discovery, toxicology testing and diagnostic markets. All of our products are serum-free and protein-free, fully defined, and are manufactured under cGMP using USP/Multicompendial or the highest available grade components.

Our patented biopreservation media products are formulated to reduce preservation-induced, delayed-onset cell damage and death. Our platform enabling technology provides our customers significant shelf life extension of biologic source material and final cell products, and also greatly improved post-preservation cell, tissue, and organ viability and function. We believe that our products have been incorporated into the manufacturing, storage, shipping, freezing, and clinical delivery processes of over 100 hospital-approved or clinical trial stage regenerative medicine applications.

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

Results of Operations

Summary of 2013 Achievements

●
Revenue from our core products, CryoStor®, HypoThermosol®, and BloodStor® grew 30% over 2012 as we expanded our market share in the regenerative medicine, biobanking, and drug discovery segments and ended 2013 with over $3.9 million in revenue from core customers. Our products are incorporated in over 100 hospital-approved or clinical trial stage applications in the regenerative medicine market.

●
We entered into a strategic partnership with SAVSU, wherein BioLife will exclusively market and distribute SAVSU’s proprietary precision thermal packaging products to the stem cells and regenerative medicine markets.

●	We executed an intellectual property license agreement with Janssen Research & Development, LLC, resulting in $609,167 in revenue.

●
We announced a strategic relationship with HemaCare Corporation, (OTCPK:HEMA), wherein HemaCare will market BioLife’s HypoThermosol® FRS and CryoStor® biopreservation media products and HemaCare’s blood derived cells to the research and clinical communities.

●
We expanded our relationship with STEMCELL Technologies, who recently selected BioLife’s CryoStor cGMP freeze media for use in the launch of over 50 new primary cell products (isolated from bone marrow, peripheral blood, umbilical cord blood, and umbilical cord tissue), to be marketed to the research community.

●	We were named by Seattle Business Magazine as one of the best places to work in Washington State.

●	We were named to the Deloitte 2013 Fast Technology 500 list of North American innovative, high growth technology companies.

●	We added Robert Preti, Ph.D., President and Chief Scientific Officer of Progenitor Cell Therapy, a wholly owned subsidiary of NeoStem, Inc., to our Scientific Advisory Board.

Comparison of Annual Results of Operations

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Year Ended
	December 31,
	2013	2012	% Change
Revenue:	(‘000’s)
Product revenue
Core product sales	$3,924	$3,019	30%
Contract manufacturing services	4,416	2,624	68%
Licensing revenue	609	20	2,946%
Total revenue	8,949	5,663	58%

Cost of sales	5,187	3,371	54%
Gross profit	$3,762	$2,292	64%
Gross margin %	42.0%	40.5%

Core Product Sales. Our core products are sold through both direct and indirect channels to the customers in the biobanking, drug discovery, and regenerative medicine markets. Sales to our direct customers in 2013 increased compared to 2012 due to a 9% increase in volume sold and a 20% increase in our average selling price per liter in 2013. Sales to the regenerative medicine segment tend to be uneven due to the pace of product evaluation, adoption, and clinical trials. We continue to gain new customers in this growing field.

Contract Manufacturing Services. To leverage our capacity and the market opportunity for contract manufacturing services, we are manufacturing products for third parties pursuant to contractual arrangements. This contract manufacturing was performed pursuant to our manufacturing services agreement with Organ Recovery Systems, Inc., effective as of December 22, 2011.  The manufacturing services agreement has an initial term of three years, but may be terminated by either party with six months prior notice.  Management believes that our opportunity in the regenerative medicine market will start to become fully realized over the next three to five years as some customers receive regulatory and marketing approvals for their clinical cell and tissue-based products. During the interim period until then, we are utilizing our manufacturing capacity to generate revenue from contract manufacturing customers.

Licensing Revenue. We have entered into license agreements with one customer that provides this customer with limited access to our intellectual property under certain conditions. This customer paid upfront fees for the specific rights and we recognize license revenue ratably over the term of the agreements. During the first quarter of 2013, we negotiated a new intellectual property license agreement that provides one customer with limited access to our intellectual property under certain conditions. This customer paid upfront fees for the specific rights and there are no future performance obligations. The upfront fee of $500,000 was recognized as revenue during 2013 and $109,167 in deferred revenue associated with this customer was recognized as all future performance obligations associated with the previous license agreements were cancelled with the agreement signed in the first quarter of 2013.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses.  Cost of sales in 2013 increased compared to 2012 due to the significant increase in sales of both core and contract manufacturing products.

Gross Margin. Gross margin as a percentage of revenue increased in 2013 compared to 2012 due primarily to the increase in core product sales, offset by increased contract manufacturing services, which has a higher cost of sales, compared to core product sales. Gross margin in 2013 also includes the impact of recognition of significant license revenue during the year with no associated costs.

Revenue Concentration. In 2013 and 2012, we derived approximately 49% and 46%, respectively, of our revenue from our relationship with our contract manufacturing customer, which we commenced deliveries to in the second quarter of 2012. In addition, in 2013, we derived approximately 14% of our revenue from one other customer, Janssen Research & Development, LLC, which included license revenue and core product revenue. No other customer accounted for more than 10% of revenue in 2013 or 2012. Revenue from customers located in foreign countries represented 9% and 11% of total revenue during the years ended December 31, 2013 and 2012, respectively.

Operating Expenses

Our operating expenses for the years ended December 31, 2013 and 2012 were:

	Year Ended December 31,
	2013	2012	% Change
	(‘000’s)
Operating Expenses:
Research and development	$488	$464	5%
Sales and marketing	841	619	36%
General and administrative	2,719	2,152	26%
Operating Expenses	4,048	3,235	25%
% of revenue	45%	57%

Research and Development. Research and Development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs.  We expense all research and development costs as incurred.  Research and development expenses increased in 2013 compared to 2012 due primarily to higher spending on consulting and patent related legal expenses, offset by a reduction in personnel related costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, trade association sponsorships, and other personnel-related expenses, consulting, trade shows and advertising.  The increase in sales and marketing expenses in 2013 compared to 2012 was primarily due to increased personnel costs related to additions to the sales and marketing team. The additional team members were added to continue focus on our sales and marketing of our core products.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries, bonuses and other personnel-related expenses, non-cash stock-based compensation for administrative personnel and non-employee members of the board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs.  General and administrative expenses were higher in 2013 compared to 2012 due to approximately $380,000 in higher corporate costs, including fees for directors, investor relations, shareholder communication and legal fees. General and administrative expenses in 2013 also included higher personnel costs for existing and new team members.

Other Income (Expenses)

Interest Expense. The increase in interest expense in 2013 compared to 2012 was due to a higher average debt balance.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs represents the cost of warrants issued which are being amortized over the life of the debt.

Liquidity and Capital Resources

We have been unable to generate sufficient income from operations in order to meet our operating needs and have an accumulated deficit of approximately $57 million at December 31, 2013.  Of this amount, approximately $19 million has accumulated since the merger of the Company in 2002.

We believe our current cash and cash provided by operations will satisfy our working capital requirements, debt obligations and capital expenditures for the foreseeable future; however, we have filed a registration statement with the SEC to permit us to conduct a public offering of our common stock and warrants to purchase our common stock. If the public offering is completed, we intend to use the net proceeds thereof for general corporate purposes, including working capital. There can be no assurance that the public offering will be completed. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future profitable operations, debt repayment, and competing technological and market developments.

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

We have outstanding $10.6 million principal amount of promissory notes due January 11, 2016, plus accrued and unpaid interest, under the facilities held by our two most significant stockholders, secured by all of the assets of the Company. The noteholders have entered into note conversion agreements with us, pursuant to which they have agreed to convert the outstanding indebtedness into equity securities on substantially similar terms and in connection with a Qualified Financing; however, there is no assurance that we will be able to complete a Qualified Financing. In addition, an event of default, including from the failure to observe or comply with any material covenant or condition in the promissory notes could, if not cured or waived, result in the acceleration of our outstanding indebtedness.

At December 31, 2013, we had cash and cash equivalents of $156,273 compared to cash and cash equivalents of $196,478 at December 31, 2012. At December 31, 2013, we had working capital of $250,118, compared to working capital of $262,421 at December 31, 2012.  The decline in our working capital is due primarily to an increase in accounts receivable at the end of 2013, offset by declines in inventory, and increases in accounts payable and accrued compensation related in part to 2013 bonuses.

Net Cash Provided by Operating Activities

During the year ended December 31, 2013, net cash provided by operating activities was $146,007, compared to $854,934 for the year ended December 31, 2012.  Cash provided by operating activities included an increase in deferred rent related to tenant improvements which were funded by our landlord, offset by payment to the landlord and amortization of deferred rent, of $52,162 and $861,802 during 2013 and 2012, respectively. Cash provided by operating activities also includes the use of cash to fund net losses and changes in operating assets and liabilities, offset by non-cash compensation related to stock options and depreciation.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $236,670 during the year ended December 31, 2013, and $1,150,320 during the year ended December 31, 2012.  Cash used in investing activities was due primarily to the increase in tenant improvements related to our expanded manufacturing facility and the purchase of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2013 was $50,458 and was the result of proceeds received from warrant and employee stock option exercises. Net cash provided by financing activities was $475,000 in 2012, which was the result of funding from two existing shareholders under the existing facility agreements.

At December 31, 2013, the unused portion of the facility agreements was approximately $900,000.

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

Income Taxes

We follow the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carryforwards measured using current tax rates. A valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We have not recorded any liabilities for uncertain tax positions or any related interest and penalties. Our tax returns are open to audit for the years ending December 31, 2010 to 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

Contractual Obligations

In November of 2012 we signed an amended lease agreement, which expanded the premises leased by us from the landlord to approximately 26,000 rentable square feet. The term of the lease was extended to July 31, 2021. The amendment includes two (2) options to extend the term of the lease, each option is for an additional period of five (5) years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent increased to approximately $35,000 effective January 1, 2013, and increased to approximately $46,000 effective August 1, 2013. We are required to pay an amount equal to our proportionate share of certain taxes and operating expenses.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
BioLife Solutions, Inc.
Bothell, Washington

We have audited the accompanying balance sheets of BioLife Solutions, Inc. ("the Company") as of December 31, 2013 and 2012, and the related statements of operations, shareholders' equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioLife Solutions, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
February 12, 2014

BioLife Solutions, Inc.
Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$156,273	$196,478
Accounts receivable, trade, net of allowance for doubtful accounts of $1,100 at December 31, 2013 and 2012	1,009,316	600,153
Inventories	420,924	656,397
Prepaid expenses and other current assets	291,745	174,731
Total current assets	1,878,258	1,627,759

Property and equipment
Leasehold improvements	1,121,362	919,035
Furniture and computer equipment	300,581	288,725
Manufacturing and other equipment	764,258	741,771
Subtotal	2,186,201	1,949,531
Less: Accumulated depreciation	(862,157)	(615,085)
Net property and equipment	1,324,044	1,334,446
Long term deposits	36,166	36,166
Deferred financing costs, net	114,874	171,458
Total assets	$3,353,342	$3,169,829

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$867,070	$862,492
Accrued expenses and other current liabilities	146,626	8,495
Accrued compensation	503,194	363,101
Deferred rent	111,250	111,250
Deferred revenue	––	20,000
Total current liabilities	1,628,140	1,365,338
Long term liabilities
Promissory notes payable, related parties	10,603,127	10,603,127
Accrued interest, related parties	3,501,610	2,759,391
Deferred rent, long term	891,986	838,829
Deferred revenue, long term	––	89,167
Total liabilities	16,624,863	15,655,852

Commitments and Contingencies (Note 8)

Shareholders' equity (deficiency)
Common stock, $0.001 par value; 150,000,000 shares authorized, 5,029,920 and 4,977,418 shares issued and outstanding at December 31, 2013 and 2012	5,030	4,977
Additional paid-in capital	43,618,686	43,320,077
Accumulated deficit	(56,895,237)	(55,811,077)
Total shareholders' equity (deficiency)	(13,271,521)	(12,486,023)
Total liabilities and shareholders' equity (deficiency)	$3,353,342	$3,169,829

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.
Statements of Operations

	Years Ended December 31,
	2013	2012
Revenue
Product sales	$8,340,234	$5,642,990
Licensing revenue	609,167	20,000
Total revenue	8,949,401	5,662,990
Cost of product sales	5,186,514	3,370,571
Gross profit	3,762,887	2,292,419
Operating expenses
Research and development	487,816	463,638
Sales and marketing	841,451	619,202
General and administrative	2,718,977	2,151,817
Total operating expenses	4,048,244	3,234,657

Operating loss	(285,357)	(942,238)

Other income (expenses)
Other income	––	94,253
Interest expense	(742,219)	(733,430)
Amortization of deferred financing costs	(56,584)	(78,539)
Gain on disposal of property and equipment	––	368
Total other income (expenses)	(798,803)	(717,348)

Net Loss	$(1,084,160)	$(1,659,586)

Basic and diluted net loss per common share	$(0.22)	$(0.33)

Basic and diluted weighted average common shares used to calculate net loss per common share	5,007,999	4,977,418

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.
Statements of Shareholders’ Equity (Deficiency)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2011	4,977,418	$4,977	$42,966,028	$(54,151,491)	$(11,180,486)
Stock-based compensation	––	––	216,094	––	216,094
Warrants issued as consideration for deferred financing costs	––	––	137,955	––	137,955
Net loss	––	––	––	(1,659,586)	(1,659,586)
Balance, December 31, 2012	4,977,418	$4,977	$43,320,077	$(55,811,077)	$(12,486,023)
Stock-based compensation	––	––	248,204	––	248,204
Stock option/warrant exercises	47,740	48	50,410	––	50,458
Issuance of stock upon vesting of restricted stock units	4,762	5	(5)	––	––
Net loss	––	––	––	(1,084,160)	(1,084,160)
Balance, December 31, 2013	5,029,920	$5,030	$43,618,686	$(56,895,237)	$(13,271,521)

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,084,160)	$(1,659,586)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	247,072	169,644
Gain on disposal of property and equipment	––	(368)
Stock-based compensation expense	248,204	216,094
Amortization of deferred financing costs	56,584	78,539
Lease incentives received from landlord, net of amortization of deferred rent related to lease incentives	52,162	861,802
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(409,163)	(53,010)
Inventories	235,473	(150,441)
Prepaid expenses and other current assets	(117,014)	(84,287)
Increase (Decrease) in
Accounts payable	4,578	459,389
Accrued compensation and other current liabilities	278,224	227,718
Accrued interest, related parties	742,219	733,430
Deferred rent	995	76,010
Deferred revenue	(109,167)	(20,000)
Net cash provided by operating activities	146,007	854,934

Cash flows from investing activities
Cash received from sale of property and equipment	––	1,400
Purchase of property and equipment	(236,670)	(1,151,720)
Net cash used in investing activities	(236,670)	(1,150,320)

Cash flows from financing activities
Proceeds from notes payable	––	475,000
Proceeds from exercise of common stock options and warrants	50,458	––
Net cash provided by financing activities	50,458	475,000

Net increase (decrease) in cash and cash equivalents	(40,205)	179,614

Cash and cash equivalents - beginning of year	196,478	16,864

Cash and cash equivalents - end of year	$156,273	$196,478

Non-cash financing activities
Deferred financing costs from issuance of warrants (see note 6)	$––	$137,955

The accompanying Notes to Financial Statements are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Business

BioLife Solutions, Inc. ("BioLife,” “us,” “we,” “our,” or the “Company”)  develops, manufactures and markets patented hypothermic storage and cryopreservation solutions for cells and tissues.  The Company’s proprietary HypoThermosol® FRS, CryoStor®, and generic BloodStor®, and SAVSU®’s biopreservation media products and precision thermal packaging products are marketed to the biobanking, drug discovery, and regenerative medicine markets, including hospital-based stem cell transplant centers, pharmaceutical companies, cord blood and adult stem cell banks, hair transplant centers, and suppliers of cells to the drug discovery, toxicology testing and diagnostic markets. BioLife’s products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced, delayed-onset cell damage and death.  BioLife’s enabling technology provides academic and clinical researchers significant improvements in post-thaw cell, tissue, and organ viability and function.  Additionally, for our direct, distributor, and contract customers, we perform custom formulation, fill, and finish services.

Recent Developments

On January 17, 2014, our Board of Directors approved an amendment to our certificate of incorporation to effect a reverse stock split by a ratio of 1 for 14, with no reduction in the number of shares of common stock that were previously authorized in our certificate of incorporation.  The reverse stock split was effective on January 29, 2014.  Unless otherwise noted, all share and per share data in this annual report give effect to the 1-for-14 reverse stock split of our common stock.

On December 16, 2013, we entered into a note conversion agreement with each of Thomas Girschweiler, a director and stockholder of the Company, and Walter Villiger, an affiliate of the Company. The noteholders hold, as of December 31, 2013, an aggregate $14.1 million of our indebtedness, including $10.6 million principal amount of outstanding promissory notes and approximately $3.5 million of accrued and unpaid interest under secured convertible multi-draw term loan facility agreements entered into with each of the noteholders on January 11, 2008, which we refer to as the facility agreements. Pursuant to the note conversion agreements, the noteholders have agreed to convert the outstanding indebtedness into equity securities on substantially similar terms and in connection with the Company’s next offer and sale of its equity for cash (a “Qualified Financing”). The entire outstanding indebtedness of the notes, including all accrued and unpaid interest through the date of the conversion, will convert into substantially identical securities of the Company issued in the Qualified Financing, at a conversion price equal to the per security offering price in the Qualified Financing in consideration for the cancellation of the entire principal amount of indebtedness and accrued interest thereon, and the release of all related security interests. Cash will be paid in lieu of any fractional securities that would otherwise be issuable.

On December 16, 2013, we filed an application to list our common stock on the Nasdaq Capital Market. We cannot assure you that we will be able to comply with the standards necessary in order to obtain a listing of our common stock on the Nasdaq Capital Market.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net loss per share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the years ending December 31, 2013 and 2012 since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the years ended December 31, 2013 and 2012:

	2013	2012
Basic and diluted weighted average common stock shares outstanding	5,007,999	4,977,418
Potentially dilutive securities excluded from loss per share computations:
Common stock options	1,417,309	1,452,082
Common stock purchase warrants	517,858	551,339

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

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years.

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

Revenue related to licensing agreement activity is recognized over the estimated term of the service period or when no further performance obligations exist. Payments received in advance of the related licensing agreement period are recorded as deferred revenue and recognized when earned. During the first quarter of 2013, we negotiated a new intellectual property license agreement that provides one customer with limited access to our intellectual property under certain conditions. This customer paid upfront fees for the specific rights and there are no future performance obligations. The upfront fee of $500,000 was recognized as revenue during 2013 and $109,167 in deferred revenue associated with this customer was recognized as all future performance obligations associated with the previous license agreements were cancelled with the agreement signed in the first quarter of 2013.

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

We have not recorded any liabilities for uncertain tax positions or any related interest and penalties. Our tax returns are open to audit for years ending December 31, 2010 to 2013.

Advertising

Advertising costs are expensed as incurred and totaled $4,725 and $15,607 for the years ended December 31, 2013 and 2012, respectively.

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

Operating segments

As described above, our activities are directed in the life sciences field of biopreservation products and services. As of December 31, 2013 and 2012 this is the Company’s only operating unit and segment.

Concentrations of credit risk and business risk

In 2013 and 2012, we derived approximately 49% and 46%, respectively, of our revenue from our relationship with one contract manufacturing customer and in 2013, we derived approximately 14% of our revenue from one other customer, which included license revenue and core product revenue. No other customer accounted for more than 10% of revenue in 2013 or 2012. At December 31, 2013, three customers accounted for approximately 64% of total gross accounts receivable. At December 31, 2012, two customers accounted for 47% of gross accounts receivable.

Revenue from customers located in foreign countries represented 9% and 11% of total revenue during the years ended December 31, 2013 and 2012, respectively.

Research and development

Research and development costs are expensed as incurred.

Recent accounting pronouncements

There have been no new accounting pronouncements made effective during the year ended December 31, 2013 or not yet effective, that are of significance, or potential significance, to us.

Liquidity

We have incurred annual operating losses since inception, and may continue to incur operating losses. For the fiscal years ended December 31, 2013 and December 31, 2012, we had net losses of $1,084,160 and $1,659,586, respectively. As of December 31, 2013, our accumulated deficit was $56,895,237. We may not be able to successfully achieve or sustain profitability.

We believe our current cash and cash provided by operations will satisfy our working capital requirements, debt obligations and capital expenditures for the foreseeable future; however, we have filed a registration statement with the SEC to permit us to conduct a public offering of our common stock and warrants to purchase our common stock. If the public offering is completed, we intend to use the net proceeds thereof for general corporate purposes, including working capital. There can be no assurance that the public offering will be completed. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future profitable operations, debt repayment, and competing technological and market developments.

Stock Based Compensation

We use the Black-Scholes option pricing model as our method of valuation for stock option awards. Restricted stock unit grants are valued at the fair value of our common stock on the date of grant. Share-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  Our determination of the fair value of stock option awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised. Although the fair value of stock option awards is determined in accordance with authoritative guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results.  Share-based compensation expense is recognized ratably over the applicable requisite service period based on the fair value of such share-based awards on the grant date.

The fair value of options at the date of grant is determined under the Black-Scholes option pricing model.  During the years ended December 31, 2013 and 2012, the following weighted-average assumptions were used:

Assumptions	2013	2012
Risk-free rate	2.25%	0.77%
Annual rate of dividends	––	––
Historical volatility	105.20%	103.02%
Expected life	7.0 years	6.7 years

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

We recognize compensation expense for only the portion of options that are expected to vest.  Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the years ended December 31, 2013 and 2012 was 7.00% and 8.15%, respectively.  If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.  Our stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

2.	Inventories

Inventories consist of the following at December 31, 2013 and 2012:

	2013	2012
Raw materials	$334,031	$398,510
Work in progress	14,570	116,319
Finished goods	72,323	141,568
Total	$420,924	$656,397

3.                 Deferred Rent

Deferred rent consists of the following at December 31, 2013 and 2012:

	2013	2012
Landlord-funded leasehold improvements	$1,047,026	$900,989
Less accumulated amortization	(133,063)	(39,187)
Total (current portion $111,250)	913,963	861,802
Straight line rent adjustment	89,273	88,277
Total deferred rent	$1,003,236	$950,079

During 2013 and 2012, the Company recorded $191,583 and $900,989, respectively, in deferred rent relating to leasehold improvements funded by the Company’s landlord as incentives under the facility lease, offset by payments to the landlord of $45,546 and none in 2013 and 2012, respectively.  During the years ended December 31, 2013 and 2012, the Company recorded $93,876 and $39,187, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

In addition, during the years ended December 31, 2013 and 2012, the Company recorded deferred rent of $995 and $88,277, which represented the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

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

5.                    Income Taxes

Income tax benefit reconciled to tax calculated at statutory rates is as follows:
	2013	2012
Federal tax (benefit) at statutory rate	$(368,614)	$(564,259)
Expiration of net operating loss carryforwards	––	533,950
Change in valuation allowance	342,174	30,403
Other	26,440	(94)
Provision for income taxes, net	$––	$––

At December 31, 2013 and 2012, the components of the Company’s deferred taxes are as follows:

	2013	2012
Deferred tax assets (liabilities)
Net operating loss carryforwards	$7,836,904	$7,824,444
Accrued compensation	155,084	105,767
Depreciation	13,185	4,253
Stock-based compensation	375,678	350,401
Accrued related party interest	1,190,547	938,193
Other	13,916	20,082
Total	9,585,314	9,243,140

Less: Valuation allowance	(9,585,314)	(9,243,140)
Net deferred tax asset	$––	$––

The Company has the following net operating loss tax carryforwards available at December 31, 2013:

Year of Expiration	Net Operating Losses
2018	$1,425,000
2019	1,234,000
2020	2,849,000
2021	4,168,000
2023	1,217,000
2024	646,000
2025	589,000
2026	873,000
2027	2,607,000
2028	2,512,000
2029	2,196,000
2030	1,232,000
2031	1,028,000
2032	437,000
2033	37,000
Total	$23,050,000

In the event of a significant change in the ownership of the Company, the utilization of such loss and tax credit carryforwards could be substantially limited.

6.                 Warrants

The following table summarizes warrant activity for the years ended December 31, 2013 and 2012:

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	551,339	$0.98	444,196	$1.12
Granted	––	––	142,857	1.12
Exercised	(22,321)	1.12	––	––
Forfeited/Expired	(11,160)	1.12	(35,714)	3.50
Outstanding and exercisable at end of year	517,858	$1.02	551,339	$0.98

During the year ended December 31, 2012, the Company issued a total of 142,857 warrants to the current note holders in consideration for financing fees related to the restructuring of the existing promissory notes.  The warrants were valued using the Black-Scholes option pricing model resulting in a total value of $137,955 in 2012, which was recorded as deferred financing costs and is being amortized to expense over the term of the notes.

The outstanding warrants have expiration dates between November 2014 and May 2017.

7.                 Stock-Based Compensation

Stock Compensation Plans

Our stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We have the following stock-based compensation plans and programs:

During 1998, we adopted the 1998 Stock Option Plan (the “1998 Plan”). An aggregate of 285,714 shares of common stock were reserved for issuance upon the exercise of options granted under the 1998 Plan. In September 2005, the shareholders approved an increase in the number of shares available for issuance to 714,285 shares. The 1998 Plan expired on August 31, 2008. The options are exercisable for up to ten years from the grant date. As of December 31, 2013, there were outstanding options to purchase 415,709 share of Company common stock under the 1998 Plan.

Subsequent to the expiration of the 1998 Plan, the Company issued, outside of the 1998 Plan, non-incentive stock options for an aggregate of 1,243,584 shares of Company common stock. Of this amount, 980,173 remain outstanding. All non-incentive stock options issued in 2012 were issued outside of the 1998 Plan.

During 2013, we adopted the 2013 Performance Incentive Plan (the “2013 Plan”), which allows us to grant options or restricted stock units to all employees, including executive officers, outside consultants and non-employee directors. An aggregate of 142,857 shares of common stock were reserved for issuance upon the exercise of options granted under the 2013 Plan. Option vesting periods are generally four years for the 2013 Plan. Options granted under this plan generally expire ten years from the effective date of grant. As of December 31, 2013, there were outstanding options to purchase 21,427 share of Company common stock and no unvested restricted stock units outstanding under the 2013 Plan.

Issuance of Shares

When options and warrants are exercised, it is the Company’s policy to issue new shares.

Stock Option Activity

The following is a summary of stock option activity under our stock option plans for 2013 and 2012, and the status of stock options outstanding at December 31, 2013 and 2012:

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,452,082	$1.24	1,265,920	$1.16
Granted	21,427	9.67	224,991	1.67
Exercised	(25,419)	(1.00)	-	-
Forfeited	(29,001)	(1.56)	(38,383)	(1.18)
Expired - vested	(1,780)	(1.12)	(446)	(0.98)
Outstanding at end of year	1,417,309	$1.36	1,452,082	$1.24

Stock options exercisable at year end	1,177,588	$1.19	1,013,173	$1.15

Weighted average fair value of options granted was $8.20 and $1.37 per share for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, stock options covering 25,419 shares of common stock with a total intrinsic value of $73,627 were exercised.

As of December 31, 2013, there was $9,998,946 of aggregate intrinsic value of outstanding stock options, including $8,492,895 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of December 31, 2013.  This amount will change based on the fair market value of the Company’s stock.

The following table summarizes information about stock options outstanding at December 31, 2013:

	Number
	Outstanding at	Weighted Average
Range of	December 31,	Remaining	Weighted Average
Exercise Prices	2013	Contractual Life	Exercise Price
$0.49-$1.00	180,279	3.97	$0.90
$1.01-$1.30	799,861	5.52	$1.14
$1.31-$2.00	397,887	6.65	$1.44
$2.01-$10.50	39,282	9.39	$7.25
	1,417,309	5.74	$1.36

The weighted average remaining contractual life of exercisable options at December 31, 2013, is 5.34 years. Total unrecognized compensation cost at December 31, 2013 of $346,859 is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Unit Activity

During 2013, we granted 4,762 restricted stock units to a Director under the 2013 Plan. The stock units were granted at the price of $10.50 per share, which was the fair value of the stock on the grant date. The Company recognized $50,000 in stock compensation related to this grant in 2013, which is included in general and administrative expenses. This grant was converted to Common Stock upon grant, as it was fully vested on the date of the grant. As of December 31, 2013, there were no restricted stock units outstanding.

8.	Commitments and Contingencies

Leases

In November of 2012 we signed an amended lease agreement, which expanded the premises leased by the Company from the landlord to approximately 26,000 rentable square feet. The term of the lease was extended to July 31, 2021. The amendment includes two (2) options to extend the term of the lease, each option is for an additional period of five (5) years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent increased to approximately $46,000 effective August 1, 2013, with scheduled annual increases each August. The Company is also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

The following is a schedule of future minimum lease payments required under the facility leases as of December 31, 2013:

Year Ending
December 31
2014	$568,000
2015	581,000
2016	593,000
2017	604,000
2018	616,000
Thereafter	1,649,000
Total	$4,611,000

Rental expense for this facility lease for the years ended December 31, 2013 and 2012 totaled $625,131 and $486,425, respectively.  These amounts include the Company’s proportionate share of property taxes and other operating expenses as defined by the lease.

Employment agreements

We have employment agreements with the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, and Vice President of Manufacturing which automatically renew for successive one year periods in the event either party does not send the other a “termination notice” not less than 90 days prior to the expiration of the initial term or any subsequent term. The agreements provide for certain minimum compensation per month and incentive bonuses at the discretion of the Board of Directors. Under certain conditions, we may be required to continue to pay the base salary under the agreement for a period of up to two years.

Litigation

We are a party in a number of legal matters filed in the state of New York by the Company or John G. Baust, the Company’s former Chief Executive Officer, and members of his extended family related to damages sought due to breaches of employment and other agreements.  We cannot reasonably estimate the potential loss related to these matters and therefore no accrual has been made as of December 31, 2013 or 2012.

9.                 Supplemental Cash Flow Disclosures

Actual cash payments

No cash was paid for either interest expense or income taxes for the years ended December 31, 2013 and 2012.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the year ended December 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the design effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of December 31, 2013.   Based on our assessment, we conclude that as of December 31, 2013 our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2013.

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

None.

PART III

Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2014 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics which can be reviewed and printed from our website www.biolifesolutions.com.

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

(a)   The following documents are filed as part of this annual report on Form 10-K:

        (1) Financial Statements (Included Under Item 8): The Index to the Financial Statements is included on page 29 of this annual report on Form 10-K and is incorporated herein by reference.

        (2) Financial Statement Schedules:

None.

        (3) Executive Compensation Plans and Arrangements

1998 Stock Option Plan, as amended through September 28, 2005, identified in Exhibit Index.

Employment Agreement dated July 26, 2006 between the Company and Michael Rice, identified in Exhibit Index.

Addendum to Employment Agreement dated February 7, 2007 between the Company and Michael Rice, identified in Exhibit Index.

Addendum to Employment Agreement dated December 31, 2008 between the Company and Michael Rice, identified in Exhibit Index.

Employment Agreement dated August 17, 2011 between the Company and Daphne Taylor, identified in Exhibit Index.

Employment Agreement dated September 1, 2012 between the Company and Aby J. Mathew, identified in Exhibit Index.

Employment Agreement dated September 1, 2012 between the Company and Mark Sandifer, identified in Exhibit Index.

Employment Agreement dated September 1, 2012 between the Company and Joseph Annicchiarico, identified in Exhibit Index.

2013 Performance Incentive Plan, identified in Exhibit Index.

BioLife Solutions, Inc. Form of Non-Plan Stock Option Agreement, identified in the Exhibit Index.

(b)   Exhibits

        Reference is made to the Index of Exhibits beginning on page 48 which is incorporated herein by reference.

(c)   Excluded financial statements:

        None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 12, 2014	BIOLIFE SOLUTIONS, INC.

/s/Michael Rice
Michael Rice
Chief Executive Officer and President (principal executive officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 12, 2014	/s/Michael Rice
Michael Rice
Chief Executive Officer and President (principal executive officer) and Director

Date:	February 12, 2014	/s/Daphne Taylor
Daphne Taylor
Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	February 12, 2014	/s/Raymond Cohen
Raymond Cohen
Chairman of the Board of Directors

Date:	February 12, 2014	/s/Thomas Girschweiler
Thomas Girschweiler
Director

Date:	February 12, 2014	/s/Andrew Hinson
Andrew Hinson
Director

Date:	February 12, 2014	/s/ Joseph Schick
Joseph Schick
Director

Date:	February 12, 2014	/s/Frederick Stewart
Frederick Stewart
Director

Index of Exhibits –

See Exhibit Index below for exhibits filed as part of this Annual Report on Form 10-K

Exhibit
Number	Document
3.1	Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 24, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2014)
3.3	Amended and Restated Bylaws of BioLife Solutions, Inc., effective April 25, 2013 (included as Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed March 27, 2013)
4.1	Specimen Common Stock Certificate
10.1	1998 Stock Option Plan, as amended through September 28, 2005 (included as Exhibit 4.3 to the Registration Statement on Form S-8 filed on June 24, 2013)
10.2
Employment Agreement dated July 26, 2006 between the Company and Michael Rice (included as Exhibit 10.3 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed on April 2, 2007)

10.3
Addendum to Employment Agreement dated February 7, 2007 between the Company and Michael Rice (included as Exhibit 10.4 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)

10.4
Manufacturing Service Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (included as Exhibit 10.26 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)

10.5
Storage Services Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (included as Exhibit 10.25 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)

10.6
Order Fulfillment Services Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (included as Exhibit 10.23 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)

10.7
Lease Agreement dated August 1, 2007 for facility space 3303 Monte Villa Parkway, Bothell, WA 98021 (included as Exhibit 10.27 and Exhibit 10.29 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)

10.8
Consulting Agreement dated November 15, 2007 between the Company and Roderick de Greef (included as Exhibit 10.28 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)

10.9
Secured Convertible Multi-Draw Term Loan Facility Agreement dated January 11, 2008, between the Company and Thomas Girschweiler (included as Exhibit 10.21 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)

10.10
Secured Convertible Multi-Draw Term Loan Facility Agreement dated January 11, 2008, between the Company and Walter Villiger (included as Exhibit 10.22 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)

10.11
First Amendment to the Secured Convertible Multi-Draw Term Loan Facility Agreement dated October 20, 2008, between the Company, Thomas Girschweiler, and Walter Villiger (included as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 31, 2009)

10.12
Promissory Note dated October 20, 2008 issued by the Company to Thomas Girschweiler (included as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 31, 2009)

10.13
Promissory Note dated October 20, 2008 issued by the Company to Walter Villiger (included as Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 31, 2009)

10.14
First Amendment to the Lease, dated the November 4, 2008, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 31, 2009)

10.15
Addendum to Employment Agreement dated December 31, 2008 between the Company and Michael Rice (included as Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)

10.16
Second Amendment to the Secured Convertible Multi-Draw Term Loan Facility Agreement dated December 16, 2009, between the Company, Thomas Girschweiler and Walter Villiger (included as Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed March 30, 2010)

10.17
Promissory Note dated December 16, 2009 issued by the Company to Thomas Girschweiler (included as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed March 30, 2010)

10.18
Promissory Note dated December 16, 2009 issued by the Company to Walter Villiger (included as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed March 30, 2010)

10.19
Third Amendment to the Secured Multi-Draw Term Loan Facility Agreement dated November 29, 2010, between the Company, Thomas Girschweiler and Walter Villiger (included as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed March 28, 2011)

10.20
Promissory Note dated November 29, 2010 issued by the Company to Thomas Girschweiler (included as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed March 28, 2011)

10.21
Promissory Note dated November 29, 2010 issued by the Company to Walter Villiger (included as Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed March 28, 2011)

10.22	Warrant to purchase Common Stock issued to Thomas Girschweiler (included as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed March 28, 2011)
10.23	Warrant to purchase Common Stock issued to Walter Villiger (included as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed March 28, 2011)
10.24
Fourth Amendment to the Secured Multi-Draw Term Loan Facility Agreement dated August 10, 2011, between the Company, Thomas Girschweiler and Walter Villiger (included as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 29, 2012)

10.25
Promissory Note dated August 10, 2011 issued by the Company to Thomas Girschweiler (included as Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 29, 2012)

10.26
Promissory Note dated August 10, 2011  issued by the Company to Walter Villiger (included as Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 29, 2012)

10.27	Warrant to purchase Common Stock issued to Thomas Girschweiler (included as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 29, 2012)
10.28	Warrant to purchase Common Stock issued to Walter Villiger (included as Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 29, 2012)
10.29
Employment Agreement dated August 17, 2011 between the Company and Daphne Taylor (included as Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 29, 2012)

10.30
Second Amendment to the Lease, dated the March 2, 2012, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.30 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed May 14, 2012)

10.31
Fifth Amendment to the Secured Multi-Draw Term Loan Facility Agreement dated May 30, 2012, between the Company, Thomas Girschweiler and Walter Villiger (included as Exhibit 10.32 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)

10.32
Promissory Note dated May 30, 2012 issued by the Company to Thomas Girschweiler (included as Exhibit 10.33 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)

10.33
Promissory Note dated May 30, 2012  issued by the Company to Walter Villiger (included as Exhibit 10.34 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)

10.34	Warrant to purchase Common Stock issued to Thomas Girschweiler (included as Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)
10.35	Warrant to purchase Common Stock issued to Walter Villiger (included as Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)
10.36
Third Amendment to the Lease, dated the June 15, 2012, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)

10.37
Employment Agreement dated September 1, 2012 between the Company and Aby J. Mathew (included as Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)

10.38
Employment Agreement dated September 1, 2012 between the Company and Mark Sandifer (included as Exhibit 10.39 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)

10.39
Employment Agreement dated September 1, 2012 between the Company and Joseph Annicchiarico (included as Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)

10.40
Fourth Amendment to the Lease, dated the November 26, 2012, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)

10.41	2013 Performance Incentive Plan (included as Exhibit A to the Registrant’s restated Definitive Proxy Statement filed on May 21, 2013)
10.42	Note Conversion Agreement, dated December 16, 2013, by and among the Company and Walter Villiger (included as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2013)
10.43	Note Conversion Agreement, dated December 16, 2013, by and among the Company and Thomas Girschweiler (included as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2013)
10.44*
Manufacturing Services Agreement with Organ Recovery Systems, Inc., effective as of December 22, 2011 (included as Exhibit 10.44 to Amendment No.1 to the Registration Statement on Form S-1 filed on January 23, 2014)

10.45	BioLife Solutions, Inc. Form of Non-Plan Stock Option Agreement (included as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 24, 2013)
10.46
Assignment and Amendment of Note Conversion Agreement, dated February 11, 2014, by and among the Company, Walter Villiger and WAVI Holding AG (included as Exhibit 10.1 to the Current Report on Form 8-K filed on February 12, 2014)

10.47
Assignment and Amendment of Note Conversion Agreement, dated February 11, 2014, by and among the Company, Thomas Girschweiler and Taurus4757 GmbH (included as Exhibit 10.2 to the Current Report on Form 8-K filed on February 12, 2014)

23.1	Consent of Peterson Sullivan LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
.101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Confidential treatment has been requested for portions of this exhibit.