Form 10-K/A
period 2013-12-31
BIOLIFE SOLUTIONS INC
filed 2014-04-30
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-K/A
(Amendment No. 1)
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

As of April 30, 2014 12,007,461 shares of the registrant’s common stock were outstanding.

Table of Contents

Part III

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of BioLife Solutions, Inc. (“BioLife”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2013, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2014, is being filed to include the responses to the items required by Part III that we previously intended to incorporate by reference to the proxy statement for our 2013 annual meeting of shareholders. Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Except as specifically provided otherwise herein, this Amendment No. 1 does not reflect events occurring after February 12, 2014, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K originally filed on February 12, 2014.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and text set forth the names and ages of our directors and executive officers as of April 30, 2014. The board is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other public companies subject to the reporting requirements under the Federal securities laws. During the past ten years, none of our directors or executive officers has been involved in any legal proceedings that are material to an evaluation of the ability or integrity of such person.

Name	Age	Position and Offices With the Company
Joe Annicchiarico	39	Chief Operating Officer
Aby J. Mathew, Ph.D.	42	Chief Technology Officer and Senior Vice President
Michael Rice	51	Chief Executive Officer, President, and Director
Daphne Taylor	47	Secretary, Chief Financial Officer and Vice President, Finance and Administration
Raymond Cohen	55	Chairman of the Board
Andrew Hinson	50	Director
Joseph Schick	52	Director
Rick Stewart	61	Director

Joe Annicchiarico has served as Chief Operating Officer since April 2014, as Vice President, Manufacturing from September 2012 through March 2014, and as Director of Manufacturing from December 2011 through August 2012. Prior to joining the Company, Mr. Annicchiarico served in various roles at Mediquest Therapeutics, Inc., from May 2005 through September 2011, including Scientist, Formulation Manager, and most recently, as Director of Manufacturing and Clinical Supplies. From January 2004 through September 2005, Mr. Annicchiarico worked in specialty chemical sales at Drummond American and prior to that, he spent four years as a formulation development Chemist.

Dr. Aby J. Mathew, Ph.D., has been Senior Vice President and Chief Technology Officer since February 2011. From January 2007 through February 2011, Dr. Mathew served as Senior Scientist, Director of Strategic Relations, and Senior Director of Strategic Relations. From June 2003 through January 2007, Dr. Mathew served as Director of Manufacturing. From September 2000 through June 2003, Dr. Mathew served as Clinical Accounts Manager and Director of Hypothermic Preservation for Cryomedical Sciences/BioLife Solutions. Dr. Mathew has been working on low temperature biopreservation since 1994, and his studies contributed to the development of our current commercial HypoThermosol® and CryoStor® product platforms and intellectual property foundation. Beginning in 1994 to 2000, Dr. Mathew performed research at the State University of New York at Binghamton (now Binghamton University) related to research grants (including as a consultant) co-supervised by the Vice President of Research and Development of Cryomedical Sciences, Inc., the former parent of BioLife Solutions.

Michael Rice has been President and Chief Executive Officer and a director of the Company since August 2006, and chairman of the board from August 2007 to November 2013. Mr. Rice has more than 20 years of leadership and entrepreneurial experience in the medical and high tech industries. He was most recently the senior business development manager for medical and wireless products at AMI Semiconductor, from October 2004 to August 2006. From October 2000 to October to August 2006, Mr. Rice also served as the director of marketing and business development at Cardiac Science, Inc., a manufacturer of automated external defibrillators. Prior to that, from May 1998 to October 2000, he was the Vice President, Sales and Marketing for TEGRIS Corporation, a privately held network services provider. Mr. Rice also spent 12 years, from May 1986 to May 1998 at Physio Control Corporation in several sales and marketing management roles prior to its acquisition by Medtronic Inc. The board has determined that Mr. Rice should serve as a director because it values management’s insight.

Daphne Taylor has been Vice President, Finance & Administration, and Chief Financial Officer since August 2011, and Secretary since January 30, 2013 and from March 2011 through July 2011 she served as Corporate Controller. Prior to joining the Company, Ms. Taylor served as Vice President, Corporate Controller and Chief Accounting Officer of Cardiac Science Corporation from November 2005 through January 2009. From April 2002 through November 2005, she held various positions, including Vice President and Corporate Controller for LookSmart, Inc.

Raymond W. Cohen joined the board in May 2006, and has served as chairman of the board since November 2013. Mr. Cohen is an Accredited Public Company Director and currently serves as the Chairman of Lombard Medical Technologies a UK-based public company manufacturing and marketing endovascular stent graphs, and as Chairman of JenaValve Technology, a Munich-based venture-capital backed manufacturer and marketer of transcatheter aortic valve systems and as a member of the board of directors and the audit committee of Spectrum Pharmaceuticals, a oncology drug manufacturer based in Irvine, CA. Previously, from 2010, Mr. Cohen served as the Chief Executive Officer and member of the board of directors of Vessix Vascular, Inc., a developer of a novel RF balloon catheter technology for treatment of hypertension that was acquired by Boston Scientific Corp. in November 2013. Previously, from 1997 to 2006, Mr. Cohen served as Chairman and Chief Executive Officer of publicly-traded Cardiac Science, Inc., which in 2004 was ranked as the 4th fastest growing technology company in North America on Deloitte & Touche’s Fast 500 listing. Mr. Cohen has also currently serves as the Chairman of the board of directors of Syncroness, Inc., a private engineering and product development firm since 2006. In 2008, Mr. Cohen was named by AeA as the Private Company Life Science CEO of the Year. Mr. Cohen was named Entrepreneur of the Year in 2002 by the Orange County Business Journal and was a finalist for Ernst & Young’s Entrepreneur of the Year in the medical company category in 2004. Mr. Cohen holds a B.S. in Business Management from Binghamton University. The board has determined that Mr. Cohen should serve as a director because of his extensive experience with public companies.

Andrew Hinson joined the board in February 2007. He is currently the Vice President of Clinical and Regulatory Affairs for LoneStar Heart, Inc., a global developer of medical devices, small molecule, and cellular-based therapies for cardiovascular disease. Mr. Hinson joined CardioPolymers, now a wholly-owned subsidiary of LoneStar Heart, in November 2004. From 2001 to 2004, Mr. Hinson served as the Senior Director of research and clinical development at AnGes MG, Inc. (TSE: 4563) a biotechnology firm engaged in the development and commercialization of novel gene and cell therapies for the treatment of cardiovascular disease. Prior to that Mr. Hinson had a long career with Procter & Gamble Pharmaceutical (NYSE:PG) holding multiple technical and management positions in research, clinical development and medical affairs. Mr. Hinson has diverse experience in the cell and gene therapy markets and extensive experience with regulatory affairs and clinical development of new therapies for cardiac, neurologic, and gastrointestinal diseases. The board has determined that Mr. Hinson should serve as a director because of his experience and knowledge of companies in the biotechnology space.

Joseph Schick joined the board in November 2013.  He is currently Chief Financial Officer of Corbis, a global digital media company, since May 2013. Prior to his position at Corbis, from March 2009 through July 2013, Mr. Schick was Chief Financial Officer at Talyst, a pharmacy automation hardware and software company. Mr. Schick served as Chief Financial Officer at Vertafore from October 2006 through January 2009, an enterprise software company for the insurance industry. Mr. Schick was also in various roles at travel company Expedia (NASDAQ: EXPE), including Senior Vice President of Finance. Mr. Schick has significant experience with SEC reporting, strategic planning, and mergers and acquisitions.  Mr. Schick started his career with Arthur Andersen and is a CPA who received his B.S. in Accounting from the University of Illinois. The board has determined that Mr. Schick should serve as a director because of his financial expertise.

Rick Stewart joined the board in February 2013. Mr. Stewart has served as President and Chief Executive Officer, and a member of the board of directors of Cardiac Dimensions since 2001. From 1998 to 2001 he was President and Chief Executive Officer of Tegris Corporation, a leading IT infrastructure and enterprise applications provider for vertical markets. Prior to that Mr. Stewart had a long career within Eli Lilly in its Medical Device and Diagnostics Unit, holding multiple executive positions in general and technical management, sales, marketing and business development. Mr. Stewart was a member of the senior team that led a buyout of the Physio-Control subsidiary from Eli-Lilly in 1994 which shortly thereafter was taken public. He received an MBA from the University of Washington. The board has determined that Mr. Stewart should serve as a director because his experience in the medical device field and executive acumen.

Audit Committee

Our Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; and our compliance with related legal, regulatory and ethical requirements. The Audit Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by our independent registered public accounting firm; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation.

In addition, the Audit Committee’s role includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee has the authority to obtain independent advice and assistance from internal or external legal, accounting and other advisors, at the Company’s expense.

The Board has determined that all members of our Audit Committee are independent under the listing standards of the NASDAQ Stock Market.  The Board of Directors has determined that Mr. Schick is an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission.

Codes of Business Conduct and Ethics

We believe in sound corporate governance practices and have always encouraged our employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure.

Accordingly, the Board has adopted a formal written code of ethics for all employees. The Board has adopted an additional corporate code of ethics for its Chief Executive Officer, Chief Financial Officer and other senior financial officers, which is intended to be a “code of ethics” as defined by applicable SEC rules. The Code of Ethics is publicly available on our website at http://biolifesolutions.com/biopreservation-media/CODE-OF-ETHICS-FOR-CEO-AND-SENIOR-FINANCIAL-OFFICERS1.pdf. The code of ethics is designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations. These codes also incorporate what we expect from our executives so as to enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. The Board intends to review the code of ethics this year to ensure compliance with applicable laws and regulations. Any amendments made to the Code of Ethics will be available on our website.

Section 16(b) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, certain officers and holders of 10% or more of any class of our stock to report to the SEC, by a specified date, initial reports of ownership and reports of changes in ownership of our stock and other equity securities. Based solely on a review of the copies of these reports furnished to the Company and written representation from the reporting persons, the Company believes that during the 2013 fiscal year, in addition to those items disclosed in the Company’s Form 10-K annual report for the prior year, Rick Stewart filed his Form 3 late and filed one Form 4 late relating to one transaction.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth certain information regarding the compensation, for services rendered in all capacities to us during 2013 and 2012, of our current principal executive officer and our two other most highly compensated executive officers at the end of 2013 (together, the “named executive officers”). Our compensation committee and board of directors are evaluating the base salaries of our named executive officers, and may increase the base salaries of our named executive officers by up to 15% for calendar 2014.

Name and Principal Positions (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)(1)		All Other Compensation ($) (i)		Total ($) (j)

Michael Rice	2013	300,000	150,000	––	––		––		450,000
President, Chief Executive	2012	285,002	150,000	––	––		24,143	(4)	459,145
Officer and Director
(8/06 – present)

Daphne Taylor	2013	194,400	19,440	––	––		––		213,840
Chief Financial Officer	2012	160,000	18,000	––	19,762	(2)	––		197,762
(3/11 – present)

Aby J. Mathew	2013	218,000	21,800	––	––		––		239,800
Chief Technology Officer	2012	177,833	20,000	––	19,762	(3)	––		217,595
(9/00 – present)
__________

(1)	See Note 1 to Notes to Financial Statements for the years ended December 31, 2013 and 2012 for a description on the valuation methodology of stock option awards.
(2)
Amount is a result of options to purchase 17,857 shares at $1.40 per share granted to officer on February 15, 2012, which options vested to the extent of 1/4 of the underlying shares on February 15, 2013 and, thereafter, vest in monthly increments of 372 shares.

(3)
Amount is a result of options to purchase 17,857 shares at $1.40 per share granted to officer on February 15, 2012, which options vested to the extent of 1/4 of the underlying shares on February 15, 2013 and, thereafter, will vest in monthly increments of 372 shares.

(4)	Amount represents accrued vacation paid in cash.

Outstanding Equity Awards at Fiscal Year-End 2013

The following table sets forth information concerning the outstanding equity awards as of December 31, 2013 granted to the named executive officers.

	OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Michael Rice	107,142	––	––	0.98	8/7/2016(1)
Michael Rice	71,428	––	––	1.12	2/7/2017(2)
Michael Rice	54,642	––	––	1.26	2/2/2019(3)
Michael Rice	63,797	21,265	––	1.40	2/5/2020(4)
Michael Rice	28,571	––	––	1.12	2/25/2021(5)
Michael Rice	160,567	––	––	1.12	2/25/2021(6)

Daphne Taylor	8,928	8,928	––	1.40	3/1/2021(7)
Daphne Taylor	20,833	14,881	––	0.88	8/17/2021(8)
Daphne Taylor	8,184	9,672	––	1.40	2/15/2022(9)

Aby J. Mathew	2,142	––	––	1.12	9/28/2015(10)
Aby J. Mathew	7,142	––	––	0.98	10/12/2016(11)
Aby J. Mathew	35,714	––	––	1.12	2/7/2017(12)
Aby J. Mathew	24,285	––	––	1.40	8/7/2017(13)
Aby J. Mathew	7,142	––	––	0.70	2/11/2018(14)
Aby J. Mathew	7,142	––	––	0.56	11/5/2018(15)
Aby J. Mathew	28,474	9,491	––	1.40	2/5/2020(16)
Aby J. Mathew	27,725	27,725	––	1.12	2/11/2021(17)
Aby J. Mathew	8,184	9,672	––	1.40	2/15/2022(18)
__________

(1)	This award vested 1/3 of the total underlying shares on each of August 7, 2007, 2008 and 2009.
(2)	This award vested 1/3 of the total underlying shares on each of February 7, 2008, 2009 and 2010.
(3)	This award vested 1/4 of the total underlying shares on February 2, 2010 and, thereafter, in equal monthly increments.
(4)	This award vests 1/3 of the total underlying shares on each of February 5, 2012, 2013 and 2014.
(5)	This award vested on the date of grant.
(6)	This award vested at the end of the fourth quarter of 2012, when the Company achieved cash flow break even.
(7)	This award vests 1/4 of the total underlying shares on each of March 1, 2012, 2013, 2014 and 2015.
(8)	This award vested 8,928 shares on August 17, 2012 and, thereafter, vests in equal monthly increments.
(9)	This award vested 4,464 shares on February 15, 2013 and, thereafter, vests in equal monthly increments.
(10)	This award vested 1/4 of the total underlying shares on each of September 28, 2006, 2007, 2008 and 2009.
(11)	This award vested 1/4 of the total underlying shares on each of October 12, 2007, 2008, 2009 and 2010.
(12)	This award vested 1/4 of the total underlying shares on each of February 7, 2008, 2009, 2010 and 2011.
(13)	This award vested 1/4 of the total underlying shares on each of August 7, 2008, 2009, 2010 and 2011.
(14)	This award vested 1/4 of the total underlying shares on each of February 11, 2009, 2010, 2011 and 2012.
(15)	This award vested 1/4 of the total underlying shares on each of November 5, 2009, 2010, 2011 and 2012.
(16)	This award vests 1/4 of the total underlying shares on each of February 5, 2011, 2012, 2013 and 2014.
(17)	This award vests 1/4 of the total underlying shares on each of February 11, 2012, 2013, 2014 and 2015.
(18)	This award vested 4,464 shares on February 15, 2013 and, thereafter, in equal monthly increments.

Securities Authorized for Issuance Under Equity Compensation Plans at December 31, 2013

The following table sets forth information as of December 31, 2013 relating to all of our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants (in thousands)	Weighted Average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance (in thousands)
Equity compensation plans approved by security holders	437	$1.52	136
Equity compensation plans not approved by security holders	980	$1.30	––
Total	1,417	$1.36	136

Employment Agreements

We have an employment agreement with Michael Rice, our President and Chief Executive Officer, which automatically renews for successive one year periods in the event either party does not send the other a “termination notice” not less than 90 days prior to the expiration of the initial term or any subsequent term. The agreement provided for a salary of $200,000 per year and an incentive bonus based on certain quarterly milestones. Mr. Rice also received a ten-year incentive stock option to purchase 107,142 shares of common stock at $.98 per share (the fair market value on the date of grant), which vested to the extent of 1/3 of the underlying shares on each of the first three anniversary dates of the date of grant. We amended this employment agreement on February 7, 2007 to provide that if Mr. Rice’s employment is terminated without “Cause” or he resigns for “Good Reason,” he will be entitled to the continued payment of salary and bonuses and the reimbursement of medical insurance premiums for 24 months following the date of termination and, in the case of a change of control event, accelerated vesting of any remaining unvested stock options. On February 11, 2008, Mr. Rice's salary was increased to $300,000 per annum, retroactive to January 1, 2008, and beginning with the year 2008, his quarterly bonus plan was supplanted by annual reviews of the board of directors or Compensation Committee. Beginning on August 1, 2009, Mr. Rice's salary was decreased 10% in conjunction with our 10% across the board pay cuts. On July 1, 2012, Mr. Rice's salary was increased to $300,000 per annum. On March 26, 2014, Mr. Rice’s salary was increased to $345,000 per annum, retroactive to January 1, 2014.

We have an employment agreement with Dr. Aby J. Mathew, Ph.D., our Senior Vice President and Chief Technology Officer, which automatically renews for successive one year periods in the event either party does not send the other a “termination notice” not less than 90 days prior to the expiration of the initial term or any subsequent term. The agreement provides for a salary of $200,000 per year and an incentive bonus based on certain quarterly milestones. If Dr. Mathew’s employment is terminated without “Cause” (other than by reason of death or disability) or if he resigns for “Good Reason,” he will be entitled to the continued payment of salary and bonuses and the reimbursement of medical insurance premiums for 12 months following the date of termination and, in the case of a change of control event, accelerated vesting of any remaining unvested stock options.  On January 30, 2013, Dr. Mathew’s salary was increased to $218,000 per annum, retroactive to January 1, 2013. On March 26, 2014, Dr. Mathew’s salary was increased to $244,160 per annum, retroactive to January 1, 2014.  On April 21, 2014, Dr. Mathew’s salary was increased to $260,000 per annum.

We have an employment agreement with Daphne Taylor, our Chief Financial Officer, which automatically renews for successive one year periods in the event either party does not send the other a “termination notice” not less than 90 days prior to the expiration of the initial term or any subsequent term. The agreement provides for a salary of $150,000 per year and an incentive bonus based on certain quarterly milestones. If Ms. Taylor’s employment is terminated without “Cause” (other than by reason of death or disability) or if she resigns for “Good Reason,” she will be entitled to the continued payment of salary and bonuses and the reimbursement of medical insurance premiums for 6 months following the date of termination and, in the case of a change of control event, accelerated vesting of any remaining unvested stock options.  On August 10, 2012, Ms. Taylor’s salary was increased to $180,000 per annum, effective September 1, 2012. On January 30, 2013, Ms. Taylor’s salary was increased to $194,400 per annum, retroactive to January 1, 2013. On March 26, 2014, Ms. Taylor’s salary was increased to $223,560 per annum, retroactive to January 1, 2014.

Director Compensation

During the year ended December 31, 2013, non-employee directors were compensated with an annual retainer fee of $25,000. Beginning in December 2013, the Board Chairman was compensated an additional $10,000 per month. Committee chairpersons and members were compensated with additional annual retainers as follows:

Annual Retainer

Audit and Finance Committee Chairman	$5,000
Audit and Finance Committee Member	$5,000
Compensation Committee Chairman	$5,000
Compensation Committee Member	$2,500
Nominating and Governance Committee Chairman	$2,000
Nominating and Governance Committee Member	$1,000

Each new member of the Company’s Board of Directors received options to purchase 8,928 options to purchase stock. A total of $180,458 in cash director compensation and $193,948 in compensation related to equity awards was recorded during the year ended December 31, 2013. The following table sets forth information regarding compensation earned by our non-employee directors for the year ended December 31, 2013. Mr. Breslow is not included in this table as he resigned from the Board on January 29, 2013 and did not earn any compensation during 2013.

Name	Annual Retainer ($)	Board and Committee Chair and Committee Membership Fees ($)	Total Cash Fees Earned ($)	Restricted Stock Unit Awards ($) (1)(4)		Option Awards ($) (1)(4)		Total ($)

Raymond Cohen	25,000	23,500	48,500	––		––		48,500
Roderick deGreef (2)	20,833	11,250	32,083	––		––		32,083
Thomas Girschweiler(3)	25,000	7,500	32,500	––		––		32,500
Andrew Hinson	25,000	5,500	30,500	––		––		30,500
Joseph Schick	4,375	––	4,375	––		64,402	(4)	68,777
Rick Stewart	25,000	7,500	32,500	50,000	(3)	79,546	(4)	162,046

(1)	See Note 1 to Notes to Financial Statements for the years ended December 31, 2013 and 2012 for a description on the valuation methodology of restricted stock and stock option awards.
(2)	Mr. deGreef ceased to be a director on November 5, 2013.
(3)	Mr. Girschweiler ceased to be a director on March 5, 2014.
(4)
The following table provides additional information about non-employee director equity awards, including the restricted stock and stock option awards made to non-employee directors during 2013 and the number of stock options and shares of restricted stock held by each non-employee director on December 31, 2013, which have been converted to reflect the reverse stock split:

Name	Restricted Stock Units Granted		Stock Options Granted		Restricted Shares Units Outstanding	Stock Options Outstanding

Raymond Cohen	––		––		––	96,428
Roderick deGreef	––		––		––	111,389
Thomas Girschweiler	––		––		––	60,714
Andrew Hinson	––		––		––	60,714
Joseph Schick	––		8,928	(b)	––	8,928
Rick Stewart	4,762	(a)	8,928	(c)	––	8,928

(a)	Amount is a result of restricted stock granted on 9/10/2013, which vested upon grant.
(b)	Amount is a result of options to purchase shares at $10.50 per share granted to director on September 10, 2013, which options vest on September 10, 2014.
(c)	Amount is a result of options to purchase shares at $8.51 per share granted to director on December 17, 2013, which options vest on December 17, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2014, certain information regarding the beneficial ownership of common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares thereof; (ii) each director of the Company; (iii) each Executive Officer of the Company; and (iv) all of the Company’s current directors and executive officers as a group.

Directors and Executive Officers

Name and Address of Beneficial Owner	Common Stock	Percentage of Class
Directors and Executive Officers
Michael Rice (Officer and Director)(1)	507,413	4.1%
Aby J. Mathew (Officer) (2)	205,959	1.7%
Raymond Cohen (Director) (3)	99,643	0.8%
Andrew Hinson (Director)(4)	60,713	0.5%
Daphne Taylor (Officer) (5)	49,105	0.4%
Rick Stewart (Director)	4,762	0.0%
Joseph Schick (Director)	--	--
Total shares owned by Executive Officers and Directors(6)	946,195	7.3%
5% Stockholders
Walter Villiger/WAVI Holding AG(7)	5,143,001	36.7%
Thomas Girschweiler/Taurus4757 GmbH (8)	4,392,427	31.8%
__________

Shares of common stock subject to options and warrants that are exercisable or will be exercisable within 60 days of April 30, 2014 are deemed outstanding for computing the number of shares beneficially owned. The percentage of the outstanding shares held by a person holding such options or warrants includes those currently exercisable or exercisable within 60 days of April 30, 2014, but such options and warrants are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, we believe that the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the business address of each person listed is in care of 3303 Monte Villa Parkway, #310, Bothell, WA 98021.

(1)	Includes options to purchase 507,413 shares of common stock issuable under stock options exercisable within 60 days from April 30, 2014.
(2)	Includes options to purchase 173,538 shares of common stock issuable under stock options exercisable within 60 days from April 30, 2014.
(3)	Includes options to purchase 96,427 shares of common stock issuable under stock options exercisable within 60 days from April 30, 2014.
(4)	Includes options to purchase 60,713 shares of common stock issuable under stock options exercisable within 60 days from April 30, 2014.
(5)	Includes options to purchase 49,105 shares of common stock issuable under stock options exercisable within 60 days from April 30, 2014.
(6)	Includes the securities listed in footnotes 1-5, in addition to options to purchase 18,600 shares of common stock issuable under stock options exercisable within 60 days from April 30, 2014.
(7)
Includes 1,991,497 shares of common stock issuable upon the exercise of outstanding warrants, all of which are currently exercisable and owned by Mr. Villiger and/or his wholly-owned entity, WAVI Holding AG

(8)
Includes options to purchase 60,713 shares of common stock issuable under stock options exercisable within 60 days from April 30, 2014 and 1,758,480 shares of common stock issuable upon the exercise of outstanding warrants, all of which are currently exercisable and owned by Mr. Girschweiler and/or his wholly-owned entity, Taurus4757 GmbH.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationship and Related Transactions

Each of the transactions described below was reviewed and approved or ratified by the audit committee of the board. It is anticipated that any future transactions between us and our officers, directors, principal stockholders and affiliates will be on terms no less favorable to us than could be obtained from unaffiliated third parties and that such transactions will be reviewed and approved by our Audit Committee and a majority of the independent and disinterested members of the board.

Legal Fees

Howard S. Breslow, a director of the Company until February 4, 2013, is a member of Breslow & Walker, LLP, and served as general counsel to the Company. As of December 31, 2013, Mr. Breslow owned 3,829 of our shares of common stock and held rights to purchase an aggregate of 78,570 additional shares pursuant to stock options and warrants issued to him and/or affiliates. We incurred approximately $18,636 in legal fees during the year ended December 31, 2012 for services provided by Breslow & Walker, LLP. As of December 31, 2013, we had no amount due to Breslow & Walker, LLP.

Facility Agreements

On January 11, 2008, we entered into the facility agreements with each of Thomas Girschweiler, an affiliate and former director of the Company, and Walter Villiger, an affiliate of the Company, pursuant to which each noteholder extended to the Company a secured convertible multi-draw term loan facility of $2,500,000, which facility (a) incorporated (i) a refinancing of then existing indebtedness of the Company to the Investor, and accrued interest thereon, in the aggregate amount of $1,431,563.30, (ii) a then current advance of $300,000, and (iii) a commitment to advance to us, from time to time, additional amounts up to a maximum of $768,436.70, (b) bears interest at the rate of 7% per annum on the principal balance outstanding from time to time, (c) is evidenced by a secured convertible multi-draw term loan, which was due and payable, together with accrued interest thereon, the earlier of (i) January 11, 2010, or (ii) a certain events of default, and (d) is secured by all of our assets.

In May and July 2008, we received $1,000,000 in total from the noteholders pursuant to the facility agreements. On October 20, 2008, the amounts available under each of the facility agreements was increased by $2,000,000 to $4,500,000 (an aggregate of $9,000,000), and, on October 24, 2008, we received $600,000 in total from the noteholders pursuant to the amended facility agreements. In 2009, we received an additional $2,825,000 in total from the noteholders pursuant to the amended facility agreements. In December 2009, the noteholders extended the repayment date to January 11, 2011. On November 16, 2010, the amount available under each of the facility agreements was increased by $250,000 to $4,750,000 (an aggregate of $9,500,000) and the noteholders granted an extension of the repayment date to January 11, 2013. In 2010, we received $1,145,000 in total from the noteholders pursuant to the amended facility agreements. In 2011, we received $1,095,000 in total from the noteholders pursuant to the amended facility agreements. In August 2011 we entered into an amendment to each of the facility agreements pursuant to which the amount of each facility agreement was increased to $5,250,000. The multi-draw term loan notes previously delivered to each of the noteholders also was amended to reflect the changes to the facility agreements. In consideration of such amendments, we issued to each of the noteholders a five-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.063 per share, which share amount and price was adjusted to 71,429 and $0.88, to reflect the reverse stock split effective January 29, 2014. On May 30, 2012, the amounts available under each of the facility agreements were increased to $5,750,000 (an aggregate of $11,500,000) and the noteholders granted an extension of the repayment date to January 11, 2016. The multi-draw term loan notes previously delivered to each of the noteholders also was amended to reflect the changes to the facility agreements. In consideration of such amendments, we issued to each of the noteholders a five-year warrant to purchase 1,000,000 shares, at a price of $0.08 per share, which share amount and price was adjusted to 71,429 and $1.12 respectively, to reflect the reverse stock split effective January 29, 2014.

On December 16, 2013, we entered into note conversion agreements with the noteholders. Pursuant to the note conversion agreements, we agreed to issue units pursuant to a private placement on substantially similar terms as the offering to each of the noteholders in exchange for the conversion of the $10.6 million principal amount outstanding under the promissory notes and accrued and unpaid interest of approximately $3.7 million through March 25, 2014.

On February 11, 2014, Mr. Girschweiler transferred to Taurus4757 GmbH, an entity wholly-owned by Mr. Girschweiler, and Mr. Villiger transferred to WAVI Holding AG, an entity wholly-owned by Mr. Villiger, pursuant to an assignment and amendment agreement between the Company and each respective noteholder and transferee, all of their rights and obligations under the noteholder’s respective note, the facility agreement and respective note conversion agreement (collectively, we refer to these documents as the note documents.  The noteholders have advised us that the transfers were effected for tax structuring purposes.  The assignment and amendment agreements did not change the noteholders’ beneficial ownership of the notes and the other note documents, nor did they affect the terms of conversion set forth in the note conversion agreements.

On March 25, 2014, pursuant to the note conversion agreements, we issued 3,321,405 shares and 3,321,405 warrants to the noteholders in exchange for the notes, all unpaid interest and the release of all security interests. In addition, on March 25, 2014, the facility agreements were terminated.

Director Independence

Our Board currently consists of five members, four of whom – Messrs. Cohen, Hinson, Schick and Stewart – our Board has determined to be independent under the rules of the NASDAQ Stock Market and the SEC. Mr. Rice is not independent because he currently serves as an executive officer of the Company.  The Board has also determined that Messrs. Cohen, Hinson, Schick and Stewart, as members of the Audit Committee, Governance and Nominating Committee, and Compensation Committee, qualify as independent under the NASDAQ Stock Market and SEC rules applicable to audit and compensation committee members.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Audit and Audit-Related Fees

Fees for audit and audit-related services by Peterson Sullivan, our independent registered public accounting firm, for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012

Audit fees	$74,129	$69,935
Audit related fees	––	––

Total audit and audit related fees	$74,129	$69,935

Tax Fees; All Other Fees

We were not billed for any tax fees or for any other fees from our principal accountants in 2013 or 2012.

Audit Committee Pre-Approval Policies and Procedures

It is the policy of our Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Peterson Sullivan, our independent registered public accounting firm. All audit fees provided by Peterson Sullivan during 2013 and 2012 were pre-approved by the Audit Committee.

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

Date:	April 30, 2014	BIOLIFE SOLUTIONS, INC.

/s/Michael Rice
Michael Rice
Chief Executive Officer and President (principal executive officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 30, 2014	/s/Michael Rice
Michael Rice
Chief Executive Officer and President (principal executive officer) and Director

Date:	April 30, 2014	/s/Daphne Taylor
Daphne Taylor
Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	April 30, 2014	/s/Raymond Cohen
Raymond Cohen
Chairman of the Board of Directors

Date:	April 30, 2014	/s/Andrew Hinson
Andrew Hinson
Director

Date:	April 30, 2014	/s/ Joseph Schick
Joseph Schick
Director

Date:	April 30, 2014	/s/Frederick Stewart
Frederick Stewart
Director

Index of Exhibits

See Exhibit Index below for exhibits filed as part of this Annual Report on Form 10-K

Exhibit
Number	Document
3.1	Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 24, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2014)
3.3	Amended and Restated Bylaws of BioLife Solutions, Inc., effective April 25, 2013 (included as Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed March 27, 2013)
4.1*	Specimen Common Stock Certificate
10.1	1998 Stock Option Plan, as amended through September 28, 2005 (included as Exhibit 4.3 to the Registration Statement on Form S-8 filed on June 24, 2013)
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
10.44**
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

23.1*	Consent of Peterson Sullivan LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed.

** Confidential treatment has been granted for portions of this exhibit.