Form 10-Q
period 2014-03-31
BIOLIFE SOLUTIONS INC
filed 2014-05-08
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOLIFE SOLUTIONS, INC.
Balance Sheets
 (unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$12,839,600	$156,273
Accounts receivable, trade, net of allowance for doubtful accounts of $1,100 at March 31, 2014 and December 31, 2013	1,325,564	1,009,316
Inventories	297,105	420,924
Prepaid expenses and other current assets	202,784	291,745
Total current assets	14,665,053	1,878,258

Property and equipment
Leasehold improvements	1,121,362	1,121,362
Furniture and computer equipment	309,626	300,581
Manufacturing and other equipment	773,990	764,258
Subtotal	2,204,978	2,186,201
Less: Accumulated depreciation	(924,663)	(862,157)
Net property and equipment	1,280,315	1,324,044
Long term deposits	36,166	36,166
Deferred financing costs, net	––	114,874
Total assets	$15,981,534	$3,353,342

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$707,983	$867,070
Accrued expenses and other current liabilities	30,044	146,626
Accrued compensation	208,127	503,194
Deferred rent	117,501	111,250
Total current liabilities	1,063,655	1,628,140
Long term liabilities
Promissory notes payable, related parties	––	10,603,127
Accrued interest, related parties	––	3,501,610
Deferred rent, long term	840,730	891,986
Total liabilities	1,904,385	16,624,863

Commitments and Contingencies (Note 7)

Shareholders' equity (deficiency)
Common stock, $0.001 par value; 150,000,000 shares authorized, 11,941,619 and 5,029,920 shares issued and outstanding at March 31, 2014 and December 31, 2013	11,941	5,030
Additional paid-in capital	71,519,816	43,618,686
Accumulated deficit	(57,454,608)	(56,895,237)
Total shareholders' equity (deficiency)	14,077,149	(13,271,521)
Total liabilities and shareholders' equity (deficiency)	$15,981,534	$3,353,342

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
Statements of Operations
(unaudited)

	Three Month Period Ended March 31,
	2014	2013
Revenue
Product sales	$2,065,030	$1,550,845
Licensing revenue	––	609,167
Total revenue	2,065,030	2,160,012
Cost of product sales	1,161,641	1,034,528
Gross profit	903,389	1,125,484
Operating expenses
Research and development	167,287	105,968
Sales and marketing	241,400	202,758
General and administrative	863,743	624,427
Total operating expenses	1,272,430	933,153

Operating income (loss)	(369,041)	192,331

Other income (expenses)
Interest expense	(177,308)	(185,555)
Amortization of deferred financing costs	(13,022)	(13,952)
Total other income (expenses)	(190,330)	(199,507)

Net Loss	$(559,371)	$(7,176)

Basic and diluted net loss per common share	$(0.10)	$(0.00)

Basic and diluted weighted average common shares used to calculate net loss per common share	5,568,802	4,990,971

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
Statements of Cash Flows

(unaudited)

	Three Month Period Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(559,371)	$(7,176)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	62,506	58,697
Stock-based compensation expense	51,619	67,382
Stock to be issued for services	80,000	––
Amortization of deferred financing costs	13,022	13,952
Lease incentives received from landlord, net of amortization of deferred rent related to lease incentives	(39,778)	(13,333)

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(316,248)	(376,004)
Inventories	123,819	(20,041)
Prepaid expenses and other current assets	88,961	(27,070)
Increase (Decrease) in
Accounts payable	(159,087)	191,419
Accrued compensation and other current liabilities	(411,650)	(63,278)
Accrued interest, related parties	177,308	185,555
Deferred rent	(5,227)	(27,412)
Deferred revenue	––	(109,167)
Net cash used in operating activities	(894,126)	(126,476)

Cash flows from investing activities
Purchase of property and equipment	(18,777)	(33,937)
Net cash used in investing activities	(18,777)	(33,937)

Cash flows from financing activities
Proceeds from sale of common stock, net of expenses	13,596,230	––
Proceeds from exercise of common stock options	––	25,458
Net cash provided by financing activities	13,596,230	25,458

Net increase (decrease) in cash and cash equivalents	12,683,327	(134,955)

Cash and cash equivalents - beginning of period	156,273	196,478

Cash and cash equivalents - end of period	$12,839,600	$61,523

Non-cash financing activities
Conversion of notes payable and related party accrued interest to equity, net of unamortized deferred finance costs (See Note 1)	$14,180,193	$––

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

Basis of Presentation

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full year. These financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the SEC.

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Developments

Reverse Stock Split

On January 17, 2014, our Board of Directors approved an amendment to our certificate of incorporation to effect a reverse stock split by a ratio of 1 for 14, with no reduction in the number of shares of common stock that were previously authorized in our certificate of incorporation.  The reverse stock split was effective on January 29, 2014.  Unless otherwise noted, all share and per share data in these financial statements give effect to the 1-for-14 reverse stock split of our common stock.

Public Offering of Units

On March 25, 2014, we closed a registered public offering of 3,588,878 units for gross proceeds of $15,432,175. Each unit consisted of one share of the Company’s common stock and one warrant, each warrant exercisable for seven years to purchase one share of the Company’s common stock at an exercise price of $4.75. Net of placement agent fees of $1,211,734 and offering costs of $624,211, we received net proceeds of $13,596,230.  Of the gross proceeds, $9.1 million was allocated to common stock and $6.3 million was allocated to warrants, based on relative fair values.

Conversion of Notes and Interest to Equity

Pursuant to previously disclosed note conversion agreements with WAVI Holding AG and Taurus4757 GmbH (the “Note Holders”), concurrently with the closing of the Company’s public offering of units, the Company converted approximately $14.3 million of indebtedness, including accrued interest, to the Note Holders into equity, issuing to the Note Holders an aggregate of 3,321,405 units having terms substantially similar to the public offering units.  In connection with the note conversion, the Company’s $14.3 million indebtedness to the Note Holders under the terms of the Company’s previously disclosed facility agreements was extinguished, all remaining unamortized deferred finance costs were recorded to additional paid in capital, and the Note Holders agreed to release all security interests. Of the total conversion amount, $8.4 million was allocated to common stock and $5.8 million was allocated to warrants, based on relative fair values.

Listing of Common Stock on NASDAQ Capital Market

On March 26, 2014, our common stock was listed on the Nasdaq Capital Market under the symbol BLFS.

Concentrations of credit risk and business risk

In the three months ended March 31, 2014 and 2013, we derived approximately 45% and 50%, respectively, of our product revenue from our relationship with one contract manufacturing customer. All license revenue recognized in the three months ended March 31, 2013 was derived from one customer. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2014 or 2013.

Revenue from customers located in foreign countries represented 9% of total revenue during the three months ended March 31, 2014 and 2013.

At March 31, 2014, our contract manufacturing customer accounted for 47% of gross accounts receivable. At December 31, 2013, three customers accounted for approximately 64% of total gross accounts receivable.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three month period ended March 31, 2014, as compared to our Annual Report on Form 10-K for the year ended December 31, 2013, that are of significance, or potential significance, to us.

2.	Inventory

Inventory consists of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Raw materials	$179,858	$334,031
Work in progress	33,650	14,570
Finished goods	83,597	72,323
Total	$297,105	$420,924

3.	Deferred Rent

Deferred rent consists of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Landlord-funded leasehold improvements	$1,034,311	$1,047,026
Less accumulated amortization	(160,126)	(133,063)
Total	874,185	913,963
Straight line rent adjustment	84,046	89,273
Total deferred rent	$958,231	$1,003,236

During the three month periods ended March 31, 2014 and 2013, the Company recorded $27,063 and $22,272, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

4.	Share-based Compensation

Stock Options

The following is a summary of stock option activity for the three month period ended March 31, 2014, and the status of stock options outstanding at March 31, 2014:

	Three Month Period Ended
	March 31, 2014
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	1,417,309	$1.36
Granted	––	––
Exercised	––	––
Forfeited	(46,844)	1.39
Expired	––	––
Outstanding at March 31, 2014	1,370,465	$1.36

Stock options exercisable at March 31, 2014	1,248,342	$1.20

As of March 31, 2014, there was $3,314,296 of aggregate intrinsic value of outstanding stock options, including $3,114,674 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2014.  This amount will change based on the fair market value of the Company’s stock.

We recorded stock compensation expense related to options of $51,619 in the three months ended March 31, 2014 and $67,382 for the three month periods ended March 31, 2013, as follows:

	Three Month Period Ended
	March 31,
	2014	2013
Research and development costs	$8,135	$6,954
Sales and marketing costs	2,723	630
General and administrative costs	26,165	47,936
Cost of product sales	14,596	11,862
Total	$51,619	$67,382

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three month periods ended March 31, 2014 and 2013 was approximately 7%.

As of March 31, 2014, we had approximately $243,765 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately 1.7 years.

Restricted Stock

At March 31, 2014, there were no unvested restricted stock units outstanding.

5.	Warrants

The following is a summary of warrant activity for the three month period ended March 31, 2014, and the status of warrants outstanding at March 31, 2014:

	Three Month Period Ended
	March 31, 2014
		Wtd. Avg.
		Exercise
	Warrants	Price
Outstanding at beginning of year	517,858	$1.02
Granted	6,910,283	4.75
Exercised	––	––
Forfeited/Expired	––	––
Outstanding at March 31, 2014	7,428,141	$4.49

At March 31, 2014, we had 7,428,141 warrants outstanding and exercisable with a weighted average exercise price of $4.49. The outstanding warrants have expiration dates between November 2014 and March 2021.

As discussed in Note 1, during the quarter ended March 31, 2014, we issued 3,588,878 warrants with an expiration date of March 25, 2021 in connection with the Company’s public offering of units on March 25, 2014.   Each whole warrant is exercisable for a period of seven years to acquire one share of common stock with an exercise price of $4.75 per share. In addition, we issued 3,321,405 warrants with an expiration date of March 25, 2021 in connection with the conversion of approximately $14.3 million of indebtedness to the Company’s existing Note Holders into equity on March 25, 2014. Each whole warrant is exercisable for a period of seven years to acquire one share of common stock with an exercise price of $4.75 per share. There were no warrants exercised, forfeited or expired in the three month period ended March 31, 2014.

Deferred Financing Costs

During the quarter ended June 30, 2012, the Company issued a total of 2,000,000 warrants to the Note Holders as consideration for restructuring of their existing promissory notes.  The warrants were valued using the Black-Scholes option pricing model resulting in a total value of $137,995 which was recorded as deferred financing costs on the Balance Sheet. During the three months ended March 31, 2014, the Company recorded $13,022 in amortization of deferred financing costs. In connection with the conversion to equity of the notes and accrued interest, the Company recorded $101,852, the remaining unamortized costs, as an adjustment to additional paid in capital.

6.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three month periods ended March 31, 2014 and 2013, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of March 31, 2014 and 2013, respectively:

	Three Month Period Ended March 31,
	2014	2013
Basic and diluted weighted average common stock shares outstanding	5,568,802	4,990,971
Potentially dilutive securities excluded from loss per share computations:
Common stock options	1,370,465	1,419,553
Common stock purchase warrants	7,428,141	551,339

7.	Commitments & Contingencies

Legal Proceedings

We are a party in a number of legal matters filed in the state of New York by the Company or John G. Baust, the Company’s former Chief Executive Officer, and members of his extended family, that are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  During the three months ended March 31, 2014, there were no significant developments related to these complaints.  We have not made any accrual related to future litigation outcomes as of March 31, 2014 and December 31, 2013.

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

Employment agreements

We have employment agreements with the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, and Chief Operating Officer which automatically renew for successive one year periods in the event either party does not send the other a “termination notice” not less than 90 days prior to the expiration of the initial term or any subsequent term. The agreements provide for certain minimum compensation per month and incentive bonuses. Under certain conditions, we may be required to continue to pay the base salary and certain other amounts under the agreement for a period of up to two years.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding BioLife Solutions, Inc. ("BioLife” or the “Company”) management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC.

BioLife was originally incorporated in Delaware in 1987 under the name Trans Time Medical Products, Inc. In 2002, the Company, then known as Cryomedical Sciences, Inc., and engaged in manufacturing and marketing cryosurgical products, completed a merger with our wholly-owned subsidiary, BioLife Solutions, Inc., which was engaged as a life sciences tools provider. Following the merger, we changed our name to BioLife Solutions, Inc. We do not have any subsidiaries.

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

Recent Developments

Reverse Stock Split

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

Public Offering of Units

On March 25, 2014, we closed a registered public offering of 3,588,878 units for gross proceeds of $15,432,175. Each unit consisted of one share of the Company’s common stock and one warrant, each warrant exercisable for seven years to purchase one share of the Company’s common stock at an exercise price of $4.75. Net of placement agent fees of $1,211,734 and offering costs of $624,211, we received net proceeds of $13,596,230.

Conversion of Notes and Interest to Equity

Pursuant to previously disclosed note conversion agreements with WAVI Holding AG and Taurus4757 GmbH (the “Note Holders”), concurrently with the closing of the Company’s public offering of units, the Company converted approximately $14.3 million of indebtedness, including accrued interest, to the Note Holders into equity, issuing to the Note Holders an aggregate of 3,321,405 units having terms substantially similar to the public offering units.  In connection with the note conversion, the Company’s $14.3 million indebtedness to the Note Holders under the terms of the Company’s previously disclosed facility agreements were extinguished, all remaining unamortized deferred finance costs were recorded to additional paid in capital, and the Note Holders agreed to release all security interests.

Listing of Common Stock on NASDAQ Capital Market

On March 26, 2014, our common stock was listed on the Nasdaq Capital Market under the symbol BLFS.

Contract Manufacturing Services

We completed manufacturing products for the most recent purchase order from our contract manufacturing services customer  in April of 2014. Subsequently, we were informed that this customer does not intend to issue us any significant new purchase orders. We have not received any notice of termination of the manufacturing services ageement nor any breach of performance and we believe that we have met all of the performance requirements in the manufacturing services agreement with this customer.

Since the Company expects no further significant business from this customer and to enable the broadest operating freedom, on On May 8, 2014, we provided this customer with notice of termination of the agreement dated December 22, 2011.  The agreement’s termination is anticipated to be effective on or about November 5, 2014, which is 180 days after the date of our notice.  The agreement bars us from manufacturing or selling any solution that is approved for clinical use related to the storage and transportation of human organs for a period of two years after termination (the “tail period”). We do not expect the tail period restrictions to affect our core proprietary business or our ability to pursue other non-conflicting contract manufacturing opportunities in any way.

Launch of biologistexSM

At the 20th ISCT Annual Meeting, we announced the planned launch of biologistex, a new integrated platform of a cloud-based information service and precision thermal shipping products for cells and tissues, together with SAVSU Technologies, Inc. (“SAVSU”). We anticipate that the biologistex family of products will include next generation controlled temperature transport containers from SAVSU, branded as EVO™. The reusable, highly durable EVO shippers will require little to no maintenance and are available in two configurations, designed to maintain cell and tissue payloads for multiple days at 2-8°C or near -80°C. We anticipate that biologistex products will be marketed to BioLife’s strategic markets including regenerative medicine, pharmaceutical, and biobanking, as complementary technologies to BioLife’s best in class, clinical grade biopreservation media products.

We are currently working with SAVSU to finalize the financial, technical and legal aspects of the biologistex product line, including whether the products will be owned and marketed by BioLife or by another entity, in which BioLife and SAVSU may hold an interest.  In order to manufacture and sell the biologistex line of products, we will need to successfully conclude our discussions with SAVSU.

Other Significant Achievements for the First Quarter of 2014

●
The United States Patent and Trademark Office issued the Company a new patent on February 4, 2014. Patent number 8,642,255, titled “MATERIALS AND METHODS FOR HYPOTHERMIC COLLECTION OF WHOLE BLOOD”, includes claims related to hypothermic preservation and storage of whole blood and blood components using the Company’s HypoThermosol cell and tissue storage/shipping medium.

●
We announced that Natick, Massachusetts-based Parcell Laboratories has adopted BioLife’s CryoStor clinical grade cell and tissue freeze media for use in future clinical trials of Early Lineage Adult (ELA) stem cell-potential therapies, for which Parcell holds an exclusive worldwide license.

●
Adaptimmune Ltd adopted the Company’s CryoStor clinical grade cell and tissue freeze media for use in Adaptimmune’s current phase I/II clinical trial CT Antigen TCR-Engineered T Cells for Myeloma. With this announcement, Adaptimmune joined the growing list of BioLife customers developing adoptive immunotherapies for various cancers. The cancer immunotherapy field was selected by the editors of Science magazine as the Breakthrough of the Year for 2013.

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2014 and 2013

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	March 31,
	2014	2013	% Change
Revenue:
Core product sales	$1,132,245	$770,133	47%
Contract manufacturing services	932,785	780,712	19%
Licensing revenue	––	609,167	(100)%
Total revenue	2,065,030	2,160,012	(4)%

Cost of sales	1,161,641	1,034,528	12%
Gross profit	$903,389	$1,125,484	(20)%
Gross margin %	44%	52%

Core Product Sales. Our core products are sold through both direct and indirect channels. Sales to our core customers in the three months ended March 31, 2014 increased by 33% due to a 42% increase in liters sold and a 3% increase in our average selling price per liter over the same period in 2013. Sales to our core customers tend to be uneven due to the pace of product evaluation, adoption, and clinical trials. Management believes that our opportunity in the regenerative medicine market will start to become fully realized over the next three to five years as some customers receive regulatory and marketing approvals for their clinical cell and tissue-based products. We continue to have a goal for 2014 of increasing our core product sales at a rate of 25-35% over 2013. Our 2014 core product sales will depend on a number of factors, including the level and pace of market adoption of our products; the clinical and commercial success of our customers; competition; and the risks set forth in our annual report on Form 10-K under the heading “Risk Factors”. No assurance can be provided that we will achieve our product sales goal.

Contract Manufacturing Services. Contract manufacturing services represents sales of product to one significant customer, ORS. Contract manufacturing services revenue increased in the three months ended March 31, 2014 compared to the same period in 2013 due primarily to more product being produced and delivered to this customer in 2014 compared to 2013.

We expect to record revenue of approximately $0.1 million related to the remainder of the most recent purchase order in the second quarter of 2014, and no further revenue subsequent to that. Based on our historical run rate of revenue and costs, assuming this customer would otherwise have generated an additional $3 million in contract manufacturing revenue during the year ended December 31, 2014, the loss of this customer is expected to result in a reduction in gross profit of approximately $0.3 million and non-absorption of up to $0.7 million in certain manufacturing overhead costs for the year ending December 31, 2014. The financial effect on the Company of this contract termination may be mitigated if the related overhead costs can be reduced or reallocated to other products, such as our existing or new core products or new contract manufacturing relationships. In contrast, expect an increase in overall gross margin percentage reflecting the reduction in materials and supplies required to manufacture the contract manufactured product.

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

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses.  Cost of sales in the three months ended March 31, 2014 increased compared to the same periods in 2013 due primarily to the significant increase in volume in our core business as well as increased sales to our contract manufacturing services customer.

Gross Margin. Gross margin as a percentage of revenue was 44% in the three months ended March 31, 2014 compared to 52% in the three months ended March 31, 2013. Gross margin as a percentage of revenue in the three months ended March 31, 2013 included the impact of recognition of significant license revenue during the quarter with no associated costs, which resulted in a significant improvement in gross margin as a percentage of revenue in the first quarter of 2013. Excluding the impact of the license revenue, gross margin as a percentage of revenue increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to the significant increase in core product sales, which has a higher gross margin, compared to a lesser increase in contract manufacturing services in 2014, compared to 2013.

Operating Expenses

Our operating expenses for the three month periods ended March 31, 2014 and 2013 were:

	Three Month Period Ended
	March 31,
	2014	2013	% Change
Operating Expenses:
Research and development	$167,287	$105,968	58%
Sales and marketing	241,400	202,758	19%
General and administrative	863,742	624,427	38%
Operating Expenses	1,272,429	933,153	36%
% of revenue	62%	43%

Research and Development. Research and development expenses consist primarily of salaries and other personnel expenses, consulting and other outside services including legal services, laboratory supplies, and other costs.  We expense all research and development costs as incurred.  Research and development expenses for the three months ended March 31, 2014 increased compared to the same period in 2013 primarily due to higher spending on legal costs related to patent renewal and consulting and supplies related to the development of new products.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising.  The increase in the three months ended March 31, 2014 compared to the same period in 2013 was due primarily to higher spending on trade shows and conferences and higher personnel costs.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related expenses, non-cash stock-based compensation for administrative personnel and non-employee members of the board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs.  The increase in general and administrative expenses in the three months ended March 31, 2014 compared to the same period in 2013 was due primarily to higher corporate costs, including higher corporate insurance, directors’ fees, legal fees and accounting fees, plus higher consulting fees for investor relations.

Other Income (Expenses)

Interest Expense. The reduction in interest expense in the three months ended March 31, 2014 compared to the same period in 2013 is due to the conversion of the notes and interest through March 25, 2014, and did not include a full quarter of interest. See above, “Results of Operations - Recent Developments - Conversion of Notes and Interest to Equity.”

Amortization of Deferred Financing Costs. During the three months ended March 31, 2014, the Company recorded $13,022 in amortization of deferred financing costs. In connection with the termination of the note facility agreements, the Company recorded $101,852, the remaining unamortized costs, as an adjustment to additional paid in capital. See above, “Results of Operations - Recent Developments - Conversion of Notes and Interest to Equity.”

Liquidity

We believe that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for the foreseeable future. We expect to have ongoing cash requirements which we plan to fund through total available liquidity and cash flows generated from operations. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are centered around growing our core business, and continuing to strengthen our balance sheet and competitive position.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 12, 2014, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

We continue to monitor and evaluate opportunities to strengthen our balance sheet and competitive position over the long-term. These actions may include the possibility of acquisitions or strategic alliances that we believe would generate significant advantages and substantially strengthen our business.

On March 31, 2014, we had $12,839,600 in cash and cash equivalents, compared to cash and cash equivalents of $156,273 at December 31, 2013.

Net Cash Used In Operating Activities

During the three months ended March 31, 2014, net cash used in operating activities was $894,126 compared to $126,476 for the three months ended March 31, 2013.  Cash used in operating activities increased primarily due to the use of cash to fund a higher net loss in 2014 compared to 2013 and payment in the first quarter of 2014 of accrued compensation and other liabilities that were accrued at the end of 2013.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $18,777 and $33,937 during the three months ended March 31, 2014 and 2013, respectively. Cash used in investing activities was primarily due to the purchase of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $13,596,230 in the three months ended March 31, 2014 represents gross proceeds of $15,432,175 received in the registered public stock offering completed on March 25, 2014, net of placement agent fees of $1,211,735 and offering costs of $624,211. Net cash provided by financing activities of $25,458 during the three months ended March 31, 2013 was the result of proceeds received from warrant and employee stock option exercises.

Upon conversion of all of our outstanding notes and interest to equity on March 25, 2014, we terminated the facility agreements.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

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

Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC.

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial condition and Results of Operations in our Annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 12, 2014. There have been no material changes to the disclosure under the heading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report on Form 10-K. for more information regarding our current contingencies and commitments, see note 7 to the financial statements included above.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II:  Other Information

Item 5.    Other Information

The information set forth in Part I, Item 2, under the heading “Results of Operations – Recent Developments – Contract Manufacturing Agreement” is incorporated herein by reference.

Item 6.    Exhibits

See accompanying Index to Exhibits included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Dated: May 8, 2014	/s/ Daphne Taylor
Daphne Taylor
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

BIOLIFE SOLUTIONS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Form of Warrant issued to purchasers in the Public Offering (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed March 20, 2014)

4.2	Form of Warrant issued to Note Holders in the Note Conversion (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 25, 2014)

10.1
Placement Agent Agreement, dated March 20, 2014, BioLife Solutions, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 20, 2014)

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed March 20, 2014)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith