Form 10-Q
period 2014-06-30
BIOLIFE SOLUTIONS INC
filed 2014-08-07
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

As of July 31, 2014, 12,027,293 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements
BIOLIFE SOLUTIONS, INC.
Balance Sheets

(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$5,902,228	$156,273
Short term investments	6,012,309	––
Accounts receivable, trade, net of allowance for doubtful accounts of $1,100 at June 30, 2014 and December 31, 2013	566,540	1,009,316
Inventories	678,156	420,924
Prepaid expenses and other current assets	312,148	291,745
Total current assets	13,471,381	1,878,258

Property and equipment
Leasehold improvements	1,121,362	1,121,362
Furniture and computer equipment	334,159	300,581
Manufacturing and other equipment	828,379	764,258
Subtotal	2,283,900	2,186,201
Less: Accumulated depreciation	(984,882)	(862,157)
Net property and equipment	1,299,018	1,324,044
Long term deposits	36,166	36,166
Deferred financing costs, net	––	114,874
Total assets	$14,806,565	$3,353,342

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$170,106	$867,070
Accrued expenses and other current liabilities	10,440	146,626
Accrued compensation	314,957	503,194
Deferred rent	117,501	111,250
Total current liabilities	613,004	1,628,140
Long term liabilities
Promissory notes payable, related parties	––	10,603,127
Accrued interest, related parties	––	3,501,610
Deferred rent, long term	795,145	891,986
Total liabilities	1,408,149	16,624,863

Commitments and Contingencies (Note 10)

Shareholders' equity (deficiency)
Common stock, $0.001 par value; 150,000,000 shares authorized, 12,027,293 and 5,031,336 shares issued and outstanding at June 30, 2014 and December 31, 2013	12,027	5,030
Additional paid-in capital	71,727,860	43,618,686
Accumulated other comprehensive income (loss)	(3,507)	––
Accumulated deficit	(58,337,964)	(56,895,237)
Total shareholders' equity (deficiency)	13,398,416	(13,271,521)
Total liabilities and shareholders' equity (deficiency)	$14,806,565	$3,353,342

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
Statements of Operations
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenue
Product sales	$1,211,900	$2,330,018	$3,276,930	$3,880,863
Licensing revenue	––	––	––	609,167
Total revenue	1,211,900	2,330,018	3,276,930	4,490,030
Cost of product sales	666,580	1,501,575	1,828,221	2,536,103
Gross profit	545,320	828,443	1,448,709	1953927

Operating expenses
Research and development	192,778	94,908	360,065	200,876
Sales and marketing	270,616	214,762	512,016	417,520
General and administrative	969,799	601,617	1,833,542	1,226,044
Total operating expenses	1,433,193	911,287	2,705,623	1,844,440

Operating income (loss)	(887,873)	(82,844)	(1,256,914)	109,487

Other income (expenses)
Interest income	4,517	––	4,517	––
Interest expense	––	(185,555)	(177,308)	(371,110)
Amortization of deferred financing costs	––	(14,107)	(13,022)	(28,059)
Total other income (expenses)	4,517	(199,662)	(185,813)	(399,169)

Net Loss	$(883,356)	$(282,506)	$(1,442,727)	$(289,682)

Basic and diluted net loss per common share	$(0.07)	$(0.06)	$(0.16)	$(0.06)

Basic and diluted weighted average common shares used to calculate net loss per common share	12,010,361	5,004,253	8,807,376	4,998,527

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
		2013
	2014		2014	2013
Net loss	$(883,356)	$(282,506)	$(1,442,727)	$(289,682)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale investments	(3,507)	––	(3,507)	––
Total other comprehensive loss	(3,507)	––	(3,507)	––

Comprehensive income (loss)	$(886,863)	$(282,506)	$(1,446,234)	$(289,682)

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.
Statements of Cash Flows

(unaudited)

	Six Month Period Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(1,442,727)	$(289,682)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	122,725	118,262
Stock-based compensation expense	109,176	87,553
Stock to be issued for services	150,000	––
Amortization of deferred financing costs	13,022	28,059
Lease incentives received from landlord, net of amortization of deferred rent related to lease incentives	(80,137)	123,821
Accretion and amortization on available for sale investments	19,640	––

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	442,776	(380,821)
Inventories	(257,232)	63,259
Prepaid expenses and other current assets	9,645	9,439
Increase (Decrease) in
Accounts payable	(696,964)	179,225
Accrued compensation and other current liabilities	(324,423)	(101,371)
Accrued interest, related parties	177,308	371,110
Deferred rent	(10,453)	(19,695)
Deferred revenue	––	(109,167)
Net cash provided by (used in) operating activities	(1,767,644)	79,992

Cash flows from investing activities
Purchase of available-for-sale investments	(6,065,524)	––
Purchase of property and equipment	(97,699)	(225,723)
Net cash used in investing activities	(6,163,223)	(225,723)

Cash flows from financing activities
Proceeds from sale of common stock, net of expenses	13,596,230	––
Proceeds from exercise of common stock options	80,592	25,458
Net cash provided by financing activities	13,676,822	25,458

Net increase (decrease) in cash and cash equivalents	5,745,955	(120,273)

Cash and cash equivalents - beginning of period	156,273	196,478

Cash and cash equivalents - end of period	$5,902,228	$76,205

Non-cash financing activities
Conversion of notes payable and related party accrued interest to equity, net of unamortized deferred finance costs (See Note 1)	$14,180,193	$––

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.

Notes to Financial Statements
(unaudited)

1.	Organization and Significant Accounting Policies

Business

BioLife Solutions, Inc. ("BioLife,” “us,” “we,” “our,” or the “Company”) develops, manufactures and markets patented hypothermic storage and cryopreservation solutions for cells and tissues.  The Company’s proprietary HypoThermosol® FRS, CryoStor®, and generic BloodStor®, and biopreservation media products and precision thermal packaging products are marketed to the biobanking, drug discovery, and regenerative medicine markets, including hospital-based stem cell transplant centers, pharmaceutical companies, cord blood and adult stem cell banks, hair transplant centers, and suppliers of cells to the drug discovery, toxicology testing and diagnostic markets. BioLife’s products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced, delayed-onset cell damage and death.  BioLife’s enabling technology provides academic and clinical researchers significant improvements in post-thaw cell, tissue, and organ viability and function.  Additionally, for our direct, distributor, and contract customers, we perform custom formulation, fill, and finish services.

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

Recent Developments

Reverse Stock Split

On January 17, 2014, our Board of Directors approved an amendment to our certificate of incorporation to effect a reverse stock split by a ratio of 1 for 14, with no reduction in the number of shares of common stock that were previously authorized in our certificate of incorporation.  The reverse stock split was effective on January 29, 2014.  Unless otherwise noted, all share and per share data in this Quarterly Report on Form 10-Q give effect to the 1-for-14 reverse stock split of our common stock.

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

Investments

The Company's investments consist primarily of commercial paper, corporate debt, and other debt securities. Investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, recorded in accumulated other comprehensive income (loss), a component of shareholders' equity. The realized gains and losses for available-for-sale securities are included in other income and expense in the Statements of Operations. Realized gains and losses are calculated based on the specific identification method.

The Company monitors its investment portfolio for impairment on a periodic basis.  When the amortized cost basis of an investment exceeds its fair value and the decline in value is determined to be an other-than-temporary decline, and when the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt securities prior to recovery of its amortized cost basis, the Company records an impairment charge in the amount of the credit loss and the balance, if any, to other comprehensive income (loss).

Concentrations of credit risk and business risk

In the three and six months ended June 30, 2014, we derived approximately 11% and 33%, respectively, of our product revenue from our relationship with one contract manufacturing customer.  In the three and six months ended June 30, 2013, we derived approximately 60% and 50%, respectively, of our product revenue from our relationship with one contract manufacturing customer. All license revenue recognized in the six months ended June 30, 2013 was derived from one customer. No other customer accounted for more than 10% of revenue in the three and six months ended June 30, 2014 or 2013. At June 30, 2014, two customers accounted for approximately 25% of total gross accounts receivable. At December 31, 2013, three customers accounted for approximately 64% of total gross accounts receivable.

Revenue from customers located in foreign countries represented 22% and 13% of total revenue during the three and six months ended June 30, 2014, respectively, during the three and six months ended June 30, 2013 was 7% of total revenue for both periods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. Management is currently evaluating the impact of the Company's pending adoption of ASU 2014-09 on its financial statements.

2.	Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in Accumulated Other Comprehensive Income (Loss) by component for the six months ended June 30, 2014:

Six Months Ended June 30, 2014
Beginning Balance	$––
Unrealized Loss on Investments, Current Period	(3,507)
Ending Balance	$(3,507)

3.	Fair Value Measurement

Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets that have been measured at fair value as of June 30, 2014, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. As of June 30, 2014, the Company does not have liabilities that are measured at fair value.

	Fair Value as of June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$5,902,228	$5,902,228	$—
Available-for-sale investments	6,012,309	6,012,309	—
Assets measured at fair value at June 30, 2014	$11,914,537	$11,914,537	$—

4.	Short Term Investments

The carrying amount of the Company’s investments in available-for-sale securities as of June 30, 2014 is shown in the table below:

June 30, 2014
Cost	$6,015,816
Unrealized Loss on Investments	(3,507)
Fair Value	$6,012,309

5.	Inventory

Inventory consists of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Raw materials	$359,610	$334,031
Work in progress	184,664	14,570
Finished goods	133,882	72,323
Total	$678,156	$420,924

6.	Deferred Rent

Deferred rent consists of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Landlord-funded leasehold improvements	$1,021,015	$1,047,026
Less accumulated amortization	(187,189)	(133,063)
Total	833,826	913,963
Straight line rent adjustment	78,820	89,273
Total deferred rent	$912,646	$1,003,236

During the three and six month periods ended June 30, 2014, the Company recorded $27,063 and $54,126, respectively, in deferred rent amortization of these landlord funded leasehold improvements. During the three and six month periods ended June 30, 2013, the Company recorded $23,632 and $46,005, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

7.	Share-based Compensation

Stock Options

The following is a summary of stock option activity for the six month period ended June 30, 2014, and the status of stock options outstanding at June 30, 2014:

	Six Month Period Ended
	June 30, 2014
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	1,417,309	$1.36
Granted	65,000	3.70
Exercised	(65,842)	1.22
Forfeited	(49,002)	1.52
Expired	––	––
Outstanding at June 30, 2014	1,367,465	$1.38

Stock options exercisable at June 30, 2014	1,192,545	$1.20

As of June 30, 2014, there was $1,377,514 of aggregate intrinsic value of outstanding stock options, including $1,302,375 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2014.  This amount will change based on the fair market value of the Company’s stock.

The fair value of share-based payments made with stock options to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions.

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2014	2013	2014	2013
RRisk free interest rate	2.14%	––	2.14%	––
Dividend yield	0.0%	––	0.0%	––
Expected term (in years)	7	––	7	––
Volatility	105.20%	––	105.20%	––

We recorded stock compensation expense related to options for the three and six month periods ended June 30, 2014 and 2013, as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2014	2013	2014	2013
Research and development costs	$9,351	$6,954	$17,486	$13,908
Sales and marketing costs	2,563	630	5,286	1,260
General and administrative costs	39,111	1,378	65,276	49,314
Cost of product sales	6,532	11,209	21,128	23,071
Total	$57,557	$20,171	$109,176	$87,553

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three and six month periods ended June 30, 2014 and 2013 was approximately 7%.

As of June 30, 2014, we had approximately $209,726 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately 1.5 years.

During the six months ended June 30, 2014, we issued or committed to issue company stock with a value of $150,000 for services rendered during the period. These costs were recorded in general and administrative expenses during the period.

Restricted Stock

At June 30, 2014, there were no unvested restricted stock units outstanding.

8.	Warrants

The following is a summary of warrant activity for the six month period ended June 30, 2014, and the status of warrants outstanding at June 30, 2014:

	Six Month Period Ended
	June 30, 2014
		Wtd. Avg.
		Exercise
	Warrants	Price
Outstanding at beginning of year	517,858	$1.02
Granted	6,910,283	4.75
Exercised	––	––
Forfeited/Expired	––	––
Outstanding at June 30, 2014	7,428,141	$4.49

At June 30, 2014, we had 7,428,141 warrants outstanding and exercisable with a weighted average exercise price of $4.49. The outstanding warrants have expiration dates between November 2014 and March 2021.

As discussed in Note 1, during the period ended June 30, 2014, we issued 3,588,878 warrants with an expiration date of March 25, 2021 in connection with the Company’s public offering of units on March 25, 2014.   Each whole warrant is exercisable for a period of seven years to acquire one share of common stock with an exercise price of $4.75 per share. In addition, we issued 3,321,405 warrants with an expiration date of March 25, 2021 in connection with the conversion of approximately $14.3 million of indebtedness to the Company’s existing Note Holders into equity on March 25, 2014. Each whole warrant is exercisable for a period of seven years to acquire one share of common stock with an exercise price of $4.75 per share. There were no warrants exercised, forfeited or expired in the six months ended June 30, 2014.

 Deferred Financing Costs

During the quarter ended June 30, 2012, the Company issued a total of 2,000,000 warrants to the Note Holders as consideration for restructuring of their existing promissory notes.  The warrants were valued using the Black-Scholes option pricing model resulting in a total value of $137,995 which was recorded as deferred financing costs on the Balance Sheet. During the three and six months ended June 30, 2014, the Company recorded $13,022 in amortization of deferred financing costs. In connection with the conversion to equity of the notes and accrued interest, the Company recorded $101,852, the remaining unamortized costs, as an adjustment to additional paid in capital.

9.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three and six month periods ended June 30, 2014 and 2013, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of June 30, 2014 and 2013, respectively:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic and diluted weighted average common stock shares outstanding	12,010,361	5,004,253	8,807,376	4,998,527
Potentially dilutive securities excluded from loss per share computations:
Common stock options	1,367,465	1,415,982	1,367,465	1,415,982
Common stock purchase warrants	7,428,141	551,339	7,428,141	551,339

10.	Commitments & Contingencies

Legal Proceedings

We are a party in a number of legal matters filed in the state of New York by the Company or John G. Baust, the Company’s former Chief Executive Officer, and members of his extended family, that are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  During the three and six months ended June 30, 2014, there were no significant developments related to these complaints.  We have not made any accrual related to future litigation outcomes as of June 30, 2014 and December 31, 2013.

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

Our proprietary HypoThermosol® FRS and CryoStor®, generic BloodStor® biopreservation media products and precision thermal packaging products are marketed to the biobanking, drug discovery, and regenerative medicine markets, including hospital-based stem cell transplant centers, pharmaceutical companies, cord blood and adult stem cell banks, hair transplant centers, and suppliers of cells to the drug discovery, toxicology testing and diagnostic markets. All of our products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices (cGMP) using United States Pharmacopia (USP)/Multicompendial or the highest available grade components.

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

Recent Developments

Reverse Stock Split

On January 17, 2014, our Board of Directors approved an amendment to our certificate of incorporation to effect a reverse stock split by a ratio of 1 for 14, with no reduction in the number of shares of common stock that were previously authorized in our certificate of incorporation.  The reverse stock split was effective on January 29, 2014.  Unless otherwise noted, all share and per share data in this Quarterly Report on Form 10-Q give effect to the 1-for-14 reverse stock split of our common stock.

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

Summary of Results for the Second Quarter of 2014

●
Total revenue decreased 48% for the second quarter of 2014 compared to the second quarter of 2013 and 41% from the first quarter of 2014, due to the cancellation of our contract manufacturing services agreement with an organ preservation company.

●
We announced the execution of a long-term contract manufacturing services agreement with Somahlution LLC, a Jupiter, Florida-based biotechnology company in July 2014. This agreement is expected to start generating revenue in the fourth quarter of 2014. We will manufacture DuraGraft™, a tissue preservation solution for storage of harvested veins used in coronary artery bypass graft (CABG) and other vascular access surgeries.

●
Core product revenue in the second quarter of 2014 increased 14% over the second quarter of 2013, with increased sales to the regenerative medicine market, as well as strong sales to cell suppliers. Core product revenue was down 5% from the first quarter of 2014. Our core product revenue is subject to significant quarter-to-quarter fluctuations and can be concentrated in particular quarters. It is heavily dependent on the progress and timing of our customers’ clinical trials.

●
Net loss for the second quarter of 2014 increased to $883,356, compared to $282,506 in the second quarter of 2013 and $559,371 in the first quarter of 2014. The increase is the result of reduction in revenue from the cancellation of our contract manufacturing services agreement. We also reported higher research and development and selling and marketing expenses, with the ramp up in our efforts in both of those areas. General and administrative expenses also impacted net loss, with higher consulting fees for investor relations, higher personnel costs, including salaries and bonuses, and higher corporate costs, including corporate insurance, directors’ fees, legal fees and accounting fees.

●
Net cash used by operating activities was $1,767,644 in the first half of 2014 compared to cash provided by operations of $79,992 in the first half of 2013. The difference being primarily attributable to the reduction in revenue from the cancellation of our contract manufacturing services agreement.

●
TxCell, a Nice, France-based biotechnology company developing innovative, personalized cell-based immunotherapies using antigen specific regulatory T cells (Ag-Tregs) for severe chronic inflammatory and autoimmune diseases, announced they adopted BioLife’s CryoStor clinical grade cell freezing media for use in their European phase IIb clinical trial of Ovasave® immunotherapy in refractory Crohn’s Disease, which is planned to start in the second half of 2014.

●
We announced that we expect to launch biologistex, a new integrated service platform combining cloud-based information service and precision thermal shipping products for cells and tissues. We are finalizing the terms of this relationship and expect to be in beta trials with customers by the fourth quarter of this year.

●	We received the Frost & Sullivan 2014 Technology Innovation Leadership Award for Biopreservation Media, recognizing our position as a market leader.

Results of Operations

Our revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter. These fluctuations are due to a number of factors, especially the progress of our customers’ clinical trials.  The majority of our net sales come from a relatively small number of customers and a limited number of market sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Any weakness in the market sectors in which our customers are concentrated could affect our business and results of operations.

Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2014 and 2013

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	June 30,
	2014	2013	% Change
Revenue:
Core product sales	$1,076,780	$941,568	14%
Contract manufacturing services	135,120	1,388,450	(90)%
Total revenue	1,211,900	2,330,018	(48)%

Cost of sales	666,580	1,501,575	(56)%
Gross profit	$545,320	$828,443	(34)%
Gross margin %	45.0%	35.6%

	Six Month Period Ended
	June 30,
	2014	2013	% Change
Revenue:
Core product sales	$2,209,025	$1,711,701	29%
Contract manufacturing services	1,067,905	2,169,162	(51)%
Licensing revenue	––	609,167	(100)%
Total revenue	3,276,930	4,490,030	(27)%

Cost of sales	1,828,221	2,536,103	(28)%
Gross profit	$1,448,709	$1,953,927	(26)%
Gross margin %	44.2%	43.5%

Core Product Sales. Our core products are sold through both direct and indirect channels. Sales to our core customers in the three and six months ended June 30, 2014 increased by 14% and 29%, respectively. The increase was due to a 22% increase in liters sold during the three months ended June 30, 2014 compared to the same period in 2013 and a 32% increase in liters sold during the six months ended June 30, 2014 compared to the same period in 2013. Sales to our core customers tend to be uneven due to the pace of product evaluation, adoption, and clinical trials. Management believes that our opportunity in the regenerative medicine market will start to become fully realized over the next three to five years as some customers receive regulatory and marketing approvals for their clinical cell and tissue-based products. We continue to have a goal for 2014 of increasing our core product sales at a rate of 25-35% over 2013. Our 2014 core product sales will depend on a number of factors, including the level and pace of market adoption of our products; the clinical and commercial success of our customers; competition; and the risks set forth in our annual report on Form 10-K under the heading “Risk Factors”. No assurance can be provided that we will achieve our product sales goal.

Contract Manufacturing Services. Contract manufacturing services represents sales of product to one significant customer, ORS. The contract with this customer was terminated in May of 2014.

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

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses.  Cost of sales in the three and six months ended June 30, 2014 decreased compared to the same periods in 2013 due primarily to the significant reduction in volume in our contract manufacturing services revenue and costs related to the manufacture of this product.

Gross Margin. Gross margin as a percentage of revenue was 45% in the three months ended June 30, 2014 compared to 35.6% in the three months ended June 30, 2013. The increase was due to the increase in core product and the decrease in contract manufacturing revenue. The contract manufacturing revenue had a lower gross margin than the core product revenue.

Gross margin for the six months ended June 30, 2014 increased slightly over the same period in 2013. Gross margin as a percentage of revenue in the six months ended June 30, 2013 included the impact of recognition of significant license revenue during the quarter with no associated costs, which resulted in a significant improvement in gross margin as a percentage of revenue in 2013. Excluding the impact of the license revenue, gross margin would have been 34.7% for the six months ended June 30, 2013. The increase in gross margin as a percentage of revenue resulted from the change in mix, with sales of the Company’s core products having a higher gross margin than the contract manufacturing revenue.

Operating Expenses

Our operating expenses for the three and six month periods ended June 30, 2014 and 2013 were:

	Three Month Period Ended
	June 30,
	2014	2013	% Change
Operating Expenses:
Research and development	$192,778	$94,908	103%
Sales and marketing	270,616	214,762	26%
General and administrative	969,799	601,617	61%
Operating Expenses	1,433,193	911,287	57%
% of revenue	118%	39%

	Six Month Period Ended
	June 30,
	2014	2013	% Change
Operating Expenses:
Research and development	$360,065	$200,876	79%
Sales and marketing	512,016	417,520	23%
General and administrative	1,833,542	1,226,044	50%
Operating Expenses	2,705,623	1,844,440	47%
% of revenue	83%	41%

Research and Development. Research and development expenses consist primarily of salaries and other personnel expenses, consulting and other outside services including legal services, laboratory supplies, and other costs.  We expense all research and development costs as incurred.  Research and development expenses for the three and six months ended June 30, 2014 increased compared to the same periods in 2013 primarily due to increased personnel expenses, including salaries and bonuses and additional legal spending in the first quarter of 2014 related to patent renewal.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising.  The increases in the three and six months ended June 30, 2014 compared to the same periods in 2013 were due primarily to higher personnel expenses, including salaries and bonuses, and higher spending on marketing materials.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related expenses, non-cash stock-based compensation for administrative personnel and non-employee members of the board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs.  The increases in general and administrative expenses in the three and six months ended June 30, 2014 compared to the same periods in 2013 were due primarily to higher consulting fees for investor relations, higher personnel costs, including salaries and bonuses, and higher corporate costs, including corporate insurance, directors’ fees, legal fees and accounting fees.

Other Income (Expenses)

Interest Expense. The reduction in interest expense in the three and six months ended June 30, 2014 compared to the same period in 2013 is due to the conversion of the notes and interest through March 25, 2014, and did not include a full quarter of interest. See above, “Results of Operations - Recent Developments - Conversion of Notes and Interest to Equity.”

Amortization of Deferred Financing Costs. During the three and six months ended June 30, 2014, the Company recorded $13,022 in amortization of deferred financing costs. In connection with the termination of the note facility agreements, the Company recorded $101,852, the remaining unamortized costs, as an adjustment to additional paid in capital. See above, “Results of Operations - Recent Developments - Conversion of Notes and Interest to Equity.”

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

On June 30, 2014, we had $11,914,537 in cash, cash equivalents and short term investments, compared to cash and cash equivalents of $156,273 at December 31, 2013.

Net Cash Provided by (Used In) Operating Activities

During the six months ended June 30, 2014, net cash used in operating activities was $1,767,644 compared to cash provided by operations of $79,992 for the six months ended June 30, 2013.  Cash used in operating activities increased primarily due to the use of cash to fund a higher net loss in 2014 compared to 2013, payment in the first quarter of 2014 of accrued compensation and other liabilities that were accrued at the end of 2013, and the reduction of accounts payable from December 31, 2013 to June 30, 2014.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $6,163,223 and $225,723 during the six months ended June 30, 2014 and 2013, respectively. Of the amount used in the first quarter of 2014, $6,065,524 was used to purchase short term investments classified as available-for-sale. In addition, during both periods, cash was used in investing activities related to the purchase of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $13,676,822 in the six months ended June 30, 2014, which included gross proceeds of $15,432,175 received in the registered public stock offering completed on March 25, 2014, net of placement agent fees of $1,211,735 and offering costs of $624,211 and $80,592 from the exercise of employee stock options. Net cash provided by financing activities of $25,458 during the six months ended Jun 30, 2013 was the result of proceeds received from warrant and employee stock option exercises.

Upon conversion of all of our outstanding notes and interest to equity on March 25, 2014, we terminated the facility agreements.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: August 7, 2014	/s/ Daphne Taylor
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