Form 10-Q
period 2014-09-30
BIOLIFE SOLUTIONS INC
filed 2014-11-06
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 12,084,859 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

BIOLIFE SOLUTIONS, INC.
Consolidated Balance Sheets
 (unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$3,275,057	$156,273
Short term investments	7,744,285	––
Accounts receivable, trade, net of allowance for doubtful accounts of $1,100 at September 30, 2014 and December 31, 2013	775,076	1,009,316
Inventories	717,624	420,924
Prepaid expenses and other current assets	320,761	291,745
Total current assets	12,832,803	1,878,258

Property and equipment
Leasehold improvements	1,121,362	1,121,362
Furniture and computer equipment	325,691	300,581
Manufacturing and other equipment	944,089	764,258
Subtotal	2,391,142	2,186,201
Less: Accumulated depreciation	(1,006,048)	(862,157)
Net property and equipment	1,385,094	1,324,044
Long term deposits	36,166	36,166
Deferred financing costs, net	––	114,874
Total assets	$14,254,063	$3,353,342

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$168,838	$867,070
Accrued expenses and other current liabilities	90,475	146,626
Accrued compensation	373,417	503,194
Deferred rent	110,284	111,250
Deferred revenue	90,000	––
Total current liabilities	833,014	1,628,140
Long term liabilities
Promissory notes payable, related parties	––	10,603,127
Accrued interest, related parties	––	3,501,610
Deferred rent, long term	753,842	891,986
Total liabilities	1,586,856	16,624,863

Commitments and Contingencies (Note 10)

Shareholders' equity (deficiency)
Common stock, $0.001 par value; 150,000,000 shares authorized, 12,053,609 and 5,031,336 shares issued and outstanding at September 30, 2014 and December 31, 2013	12,053	5,030
Additional paid-in capital	71,862,179	43,618,686
Accumulated other comprehensive (loss)	(6,606)	––
Accumulated deficit	(59,200,419)	(56,895,237)
Total shareholders' equity (deficiency)	12,667,207	(13,271,521)
Total liabilities and shareholders' equity (deficiency)	$14,254,063	$3,353,342

The accompanying Consolidated Notes to Financial Statements are an integral part of these consolidated financial statements

BIOLIFE SOLUTIONS, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Product sales	$1,243,372	$2,170,491	$4,520,302	$6,051,354
Licensing revenue	––	––	––	609,167
Total revenue	1,243,372	2,170,491	4,520,302	6,660,521
Cost of product sales	654,978	1,281,634	2,483,199	3,817,737
Gross profit	588,394	888,857	2,037,103	2,842,784
Operating expenses
Research and development	153,328	160,528	513,393	361,404
Sales and marketing	298,263	208,080	810,279	625,600
General and administrative	1,011,316	630,342	2,844,858	1,856,386
Total operating expenses	1,462,907	998,950	4,168,530	2,843,390

Operating loss	(874,513)	(110,093)	(2,131,427)	(606)

Other income (expenses)
Gain on sale of property and equipment	4,400	––	4,400	––
Interest income	7,658	––	12,175	––
Interest expense	––	(185,554)	(177,308)	(556,664)
Amortization of deferred financing costs	––	(14,263)	(13,022)	(42,322)
Total other income (expenses)	12,058	(199,817)	(173,755)	(598,986)

Net Loss	$(862,455)	$(309,910)	$(2,305,182)	$(599,592)

Basic and diluted net loss per common share	$(0.07)	$(0.06)	$(0.23)	$(0.12)

Basic and diluted weighted average common shares used to calculate net loss per common share	12,042,739	5,009,274	9,987,682	5,002,135

The accompanying Consolidated Notes to Financial Statements are an integral part of these consolidated financial statements

BIOLIFE SOLUTIONS, INC.
Consolidated Statements of Comprehensive  Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(862,455)	$(309,910)	$(2,305,182)	$(599,592)

Other comprehensive loss
Unrealized loss on available-for-sale investments	(3,099)	––	(6,606)	––
Total other comprehensive loss	(3,099)	––	(6,606)	––

Comprehensive loss	$(861,554)	$(309,910)	$(2,311,788)	$(599,592)

The accompanying Consolidated Notes to Financial Statements are an integral part of these consolidated financial statements

BIOLIFE SOLUTIONS, INC.
Consolidated Statements of Cash Flows

(unaudited)

	Nine Month Period Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(2,305,182)	$(599,592)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	186,105	183,250
Gain on disposal of property and equipment	(4,400)	––
Stock-based compensation expense	183,501	175,787
Stock to be issued for services	210,000	––
Amortization of deferred financing costs	13,022	42,322
Lease incentives received from landlord, net of amortization of deferred rent related to lease incentives	(121,103)	88,258
Accretion and amortization on available for sale investments	53,198	––

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	234,240	(426,705)
Inventories	(296,700)	247,202
Prepaid expenses and other current assets	16,638	34,654
Increase (Decrease) in
Accounts payable	(698,232)	(21,994)
Accrued compensation and other current liabilities	(185,928)	(94,439)
Accrued interest, related parties	177,308	556,664
Deferred rent	(18,007)	(8,780)
Deferred revenue	90,000	(109,167)
Net cash provided by (used in) operating activities	(2,465,540)	67,460

Cash flows from investing activities
Purchase of available-for-sale investments, net of sales	(7,849,743)	––
Proceeds from the sale of property and equipment	4,400	––
Purchase of property and equipment	(247,155)	(235,109)
Net cash used in investing activities	(8,092,498)	(235,109)

Cash flows from financing activities
Proceeds from sale of common stock, net of expenses	13,596,230	––
Proceeds from exercise of common stock options and warrants	80,592	50,458
Net cash provided by financing activities	13,676,822	50,458

Net increase (decrease) in cash and cash equivalents	3,118,784	(117,191)

Cash and cash equivalents - beginning of period	156,273	196,478

Cash and cash equivalents - end of period	$3,275,057	$79,287

Non-cash financing activities
Conversion of notes payable and related party accrued interest to equity, net of unamortized deferred finance costs (See Note 1)	$14,180,193	$––

The accompanying Consolidated Notes to Financial Statements are an integral part of these consolidated financial statements

BIOLIFE SOLUTIONS, INC.

Notes to Consolidated Financial Statements
(unaudited)

1.	Organization and Significant Accounting Policies

Business

BioLife Solutions, Inc. ("BioLife,” “us,” “we,” “our,” or the “Company”) develops, manufactures and markets patented hypothermic storage and cryopreservation solutions and develops and markets precision thermal shipping products and support services for cells and tissues.  The Company’s proprietary HypoThermosol® FRS, CryoStor®, and generic BloodStor®, biopreservation media products and SAVSU® precision thermal packaging products are marketed to the biobanking, drug discovery, and regenerative medicine markets.  Primary customers include cell therapy and tissue engineering companies, hospital-based stem cell transplant centers, pharmaceutical companies, cord blood and adult stem cell banks, hair transplant centers, and suppliers of cells to the drug discovery, toxicology testing and diagnostic markets. BioLife’s products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced, delayed-onset cell damage and death.  BioLife’s enabling technology provides our customers significant improvements in post-thaw cell, tissue, and organ yield, viability and function.  Additionally, for our direct, distributor, and contract customers, we perform custom, aseptic media formulation, fill, and finish services.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full year. These consolidated financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the SEC.

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Public Offering of Units

On March 25, 2014, we closed a registered public offering of 3,588,878 units for gross proceeds of $15,432,175. Each $4.30 unit consisted of one share of the Company’s common stock and one warrant, each warrant exercisable for seven years to purchase one share of the Company’s common stock at an exercise price of $4.75. Net of placement agent fees of $1,211,734 and offering costs of $624,211, we received net proceeds of $13,596,230.  Of the gross proceeds, $9.1 million was allocated to common stock and $6.3 million was allocated to warrants, based on relative fair values.

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

biologistex Joint Venture

On September 29, 2014, the Company entered into a limited liability company agreement (the “LLC Agreement”) with SAVSU Technologies, LLC, a Delaware limited liability company (“SAVSU”) to create a 20-year joint venture for the purpose of acquiring, developing, maintaining, owning, operating, marketing and selling an integrated platform of a cloud-based information service and precision thermal shipping products (the “Products”) based on SAVSU’s next generation EVO smart container shipment platform (the “Smart Containers”).

The joint venture vehicle, biologistex CCM, LLC, is structured as a Delaware limited liability company (“biologistex”).  The Company will make an initial capital contribution of $2.4 million, and SAVSU will contribute exclusive distribution rights to the Smart Containers under a separate Supply and Distribution Agreement (as defined below).  The Company will also pay SAVSU $1 million in consideration of SAVSU’s participation in biologistex. These payments to SAVSU will be made on a monthly basis for twelve months and recorded as consulting expense in General and Administrative expenses on the Company’s Consolidated Statement of Operations, the first of which was made during the third quarter of 2014.

The Company and SAVSU are the only initial members of biologistex, holding 52% and 48%, respectively, of the outstanding units of membership interests (“Units”).  Distributions of net cash flow, if any, are to be made in proportion to the members’ ownership of Units.  Approval of both members is generally required for any matter subject to a member vote.  Units may not be transferred without, among other things, the consent of all members and the admission of the transferee as a member.  biologistex and the biologistex members have rights of first refusal with respect to certain proposed transfers of Units.

biologistex is managed by a board of managers.  Each of the Company and SAVSU are entitled to appoint two members to the biologistex board of managers.  The approval of at least three of the four managers is generally required for any matter subject to a board of manager’s vote.

On September 29, 2014, biologistex and SAVSU also entered into a supply and distribution agreement (the “Supply and Distribution Agreement”) whereby biologistex became the exclusive, worldwide distributor of Smart Containers. Pursuant to the Supply and Distribution Agreement, biologistex agrees to purchase a minimum number of Smart Containers over a 24 month period for an aggregate purchase price of approximately $2.6 million. Under the terms of the agreement, SAVSU must fulfill all obligations required of it to permit biologistex to make the Products available for marketing, sales and acceptance of customer orders. The Supply and Distribution Agreement has an initial term of 20 years unless terminated early by its terms.

On September 29, 2014, the Company and biologistex also entered into a services agreement whereby the Company will provide services to biologistex related to operations, sales, marketing, administration and development of a cloud-based software system for tracking and managing the Products. The Services Agreement has an initial term of 20 years unless terminated early by its terms.

Pursuant to the Services Agreement, the Company agreed to manage biologistex to achieve certain minimum sales targets within 12 and 24 months of the date of the agreement. biologistex will pay the Company monthly for expenses incurred and certain overhead expenses. Until biologistex has achieved sufficient revenue to pay such expenses, it may be necessary for the Company to fund such reimbursements via inter-company loans to biologistex.

The Company will consolidate the biologistex financial results with it’s own results and will report consolidated results going forward.

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

Concentrations of credit risk and business risk

In the nine months ended September 30, 2014, we derived approximately 24% of our product revenue from our relationship with one contract manufacturing customer.  In the three and nine months ended September 30, 2013, we derived approximately 54% and 55%, respectively, of our product revenue from our relationship with one contract manufacturing customer. Two other customers accounted for 34% and 22% of revenue in the three and nine months ended September 30, 2014, respectively. All license revenue recognized in the nine months ended September 30, 2013 was derived from one customer. No other customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2013. At September 30, 2014, two customers accounted for approximately 35% of total gross accounts receivable. At December 31, 2013, three customers accounted for approximately 64% of total gross accounts receivable.

Revenue from customers located in foreign countries represented 19% and 15% of total revenue during the three and nine months ended September 30, 2014, respectively, and during the three and nine months ended September 30, 2013 revenue from customers located in foreign countries was 7% and 8%, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. Management is currently evaluating the impact of the Company's pending adoption of ASU 2014-09 on its consolidated financial statements.

2.	Accumulated Other Comprehensive Loss

The following tables show the changes in Accumulated Other Comprehensive Loss by component for the nine months ended September 30, 2014:

Nine Months Ended September 30, 2014
Beginning Balance	$––
Unrealized Loss on Investments, Current Period	(6,606)
Ending Balance	$(6,606)

3.	Fair Value Measurement

Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets that have been measured at fair value as of September 30, 2014, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. As of September 30, 2014, the Company does not have liabilities that are measured at fair value.

	Fair Value as of September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$3,275,057	$3,275,057	$—
Available-for-sale investments	7,744,285	7,744,285	—
Assets measured at fair value at September 30, 2014	$11,019,342	$11,019,342	$—

4.	Short Term Investments

The carrying amount of the Company’s investments in available-for-sale securities as of September 30, 2014 is shown in the table below:

September 30, 2014
Cost	$7,750,891
Unrealized loss on investments	(6,606)
Fair value	$7,744,285

5.	Inventory

Inventory consists of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Raw materials	$309,507	$334,031
Work in progress	101,088	14,570
Finished goods	307,029	72,323
Total	$717,624	$420,924

6.	Deferred Rent

Deferred rent consists of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Landlord-funded leasehold improvements	$1,014,329	$1,047,026
Less accumulated amortization	(221,469)	(133,063)
Total	792,860	913,963
Straight line rent adjustment	71,266	89,273
Total deferred rent	$864,126	$1,003,236

During the three and nine month periods ended September 30, 2014, the Company recorded $27,063 and $88,406, respectively, in deferred rent amortization of these landlord funded leasehold improvements. During the three and nine month periods ended September 30, 2013, the Company recorded $23,935 and $69,940, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

7.	Share-based Compensation

Stock Options

The following is a summary of stock option activity for the nine month period ended September 30, 2014, and the status of stock options outstanding at September 30, 2014:

	Nine Month Period Ended
	September 30, 2014
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	1,417,309	$1.36
Granted	85,000	3.49
Exercised	(65,842)	1.22
Forfeited	(49,002)	1.52
Expired	(3,124)	2.23
Outstanding at September 30, 2014	1,384,341	$1.49

Stock options exercisable at September 30, 2014	1,209,061	$1.28

As of September 30, 2014, there was $1,148,872 of aggregate intrinsic value of outstanding stock options, including $1,093,647 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2014.  This amount will change based on the fair market value of the Company’s stock.

The fair value of share-based payments made with stock options to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions.

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2014	2013	2014	2013
Risk free interest rate	1.93%	2.25%	2.02%	2.25%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	7	7	7	7
Volatility	105.20%	105.20%	105.20%	105.20%

The weighted average grant-date fair value for the three and nine months ended September 30, 2014 was $2.22 and $2.96, respectively. The weighted average grant-date fair value for the three and nine months ended September 30, 2013 was $8.91.

We recorded stock compensation expense related to options for the three and nine month periods ended September 30, 2014 and 2013, as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2014	2013	2014	2013
Research and development costs	$1,064	$5,893	$18,550	$19,801
Sales and marketing costs	7,624	1,265	12,910	2,525
General and administrative costs	46,671	71,294	111,947	120,608
Cost of product sales	18,966	9,782	40,094	32,853
Total	$74,325	$88,234	$183,501	$175,787

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three and nine month periods ended September 30, 2014 and 2013 was approximately 7%.

As of September 30, 2014, we had approximately $359,132 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately 2.9 years.

During the nine months ended September 30, 2014, we issued or committed to issue common stock of the Company with a value of $210,000 for services rendered during the period. These costs were recorded in general and administrative expenses during the period.

Restricted Stock

At September 30, 2014, there were no unvested restricted stock units outstanding.

8.	Warrants

The following is a summary of warrant activity for the nine month period ended September 30, 2014, and the status of warrants outstanding at September 30, 2014:

	Nine Month Period Ended
	September 30, 2014
		Wtd. Avg.
		Exercise
	Warrants	Price
Outstanding at beginning of year	517,858	$1.02
Granted	6,910,283	4.75
Exercised	––	––
Forfeited/Expired	––	––
Outstanding at September 30, 2014	7,428,141	$4.49

At September 30, 2014, we had 7,428,141 warrants outstanding and exercisable with a weighted average exercise price of $4.49. The outstanding warrants have expiration dates between November 2015 and March 2021.

As discussed in Note 1, during the nine months ended September 30, 2014, we issued 3,588,878 warrants with an expiration date of March 25, 2021 in connection with the Company’s public offering of units on March 25, 2014.   Each whole warrant is exercisable for a period of seven years to acquire one share of common stock with an exercise price of $4.75 per share. In addition, we issued 3,321,405 warrants with an expiration date of March 25, 2021 in connection with the conversion of approximately $14.3 million of indebtedness to the Company’s existing Note Holders into equity on March 25, 2014. Each whole warrant is exercisable for a period of seven years to acquire one share of common stock with an exercise price of $4.75 per share. There were no warrants exercised, forfeited or expired in the nine months ended September 30, 2014.

 Deferred Financing Costs

During the quarter ended June 30, 2012, the Company issued a total of 2,000,000 warrants to the Note Holders as consideration for restructuring of their existing promissory notes.  The warrants were valued using the Black-Scholes option pricing model resulting in a total value of $137,995 which was recorded as deferred financing costs on the Balance Sheet. During the nine months ended September 30, 2014, the Company recorded $13,022 in amortization of deferred financing costs. In connection with the conversion to equity of the notes and accrued interest, the Company recorded $101,852, the remaining unamortized costs, as an adjustment to additional paid in capital.

9.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three and nine month periods ended September 30, 2014 and 2013, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of September 30, 2014 and 2013, respectively:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic and diluted weighted average common stock shares outstanding	12,042,739	5,009,274	9,987,682	5,002,135
Potentially dilutive securities excluded from loss per share computations:
Common stock options	1,384,341	1,410,240	1,384,341	1,410,240
Common stock purchase warrants	7,428,141	529,018	7,428,141	529,018

10.	Commitments & Contingencies

Legal Proceedings

We are a party in a number of legal matters filed in the state of New York by the Company or John G. Baust, the Company’s former Chief Executive Officer, and members of his extended family, that are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  During the three and nine months ended September 30, 2014, there were no significant developments related to these complaints.  We have not made any accrual related to future litigation outcomes as of September 30, 2014 and December 31, 2013.

Leases

On August 19, 2014 we signed an amendment to our lease agreement, which will expand the premises leased by the Company from the landlord from approximately 26,000 to approximately 30,000 rentable square feet. The term of the lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent will increase to approximately $55,700 effective December 1, 2014, with scheduled annual increases each August. The Company is also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

The following is a schedule of future minimum lease payments required under the facility leases as of September 30, 2014:

Year Ending
December 31
2014	$150,802
2015	662,203
2016	675,828
2017	689,799
2018	703,931
Thereafter	1,908,626
Total	$4,791,189

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

biologistex

Our agreement to form the biologistex joint venture requires us to make an initial capital contribution of $2.4 million. In addition, we will pay SAVSU $1 million in consideration of SAVSU’s participation in biologistex. The payments to SAVSU will be made on a monthly basis and recorded in General and Administrative expenses on the Company’s Consolidated Statement of Operations, the first of which was made during the third quarter of 2014. In addition, biologistex is required to purchase approximately $2.6 million in Smart Containers from SAVSU. See “Note 1. Organization and Significant Accounting Policies – Recent Developments – biologistex Joint Venture” for more information.

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

BioLife was originally incorporated in Delaware in 1987 under the name Trans Time Medical Products, Inc. In 2002, the Company, then known as Cryomedical Sciences, Inc., and engaged in manufacturing and marketing cryosurgical products, completed a merger with our wholly-owned subsidiary, BioLife Solutions, Inc., which was engaged as a life sciences tools provider. Following the merger, we changed our name to BioLife Solutions, Inc. We have one majority-owned subsidiary, biologistex CCM, LLC, a Delaware limited liability company.

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

Our proprietary HypoThermosol® FRS and CryoStor®, generic BloodStor® biopreservation media products and SAVSU® precision thermal packaging products are marketed to the biobanking, drug discovery, and regenerative medicine markets. Primary customers include cell therapy and tissue engineering companies, hospital-based stem cell transplant centers, pharmaceutical companies, cord blood and adult stem cell banks, hair transplant centers, and suppliers of cells to the drug discovery, toxicology testing and diagnostic markets. All of our products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices (cGMP) using United States Pharmacopia (USP)/Multicompendial or the highest available grade components.

Our patented biopreservation media products are formulated to reduce preservation-induced, delayed-onset cell damage and death. Our platform enabling technology provides our customers significant shelf life extension of biologic source material and final cell products, and also greatly improved post-preservation cell, tissue, and organ viability and function. We believe that our products have been incorporated into the manufacturing, storage, shipping, freezing, and clinical delivery processes of over 130 hospital-approved or clinical trial stage regenerative medicine applications.

The discoveries made by our scientists and consultants relate to how cells, tissues, and organs respond to the stress of hypothermic storage, cryopreservation, and the thawing process. These discoveries enabled the formulation of innovative biopreservation media products that protect biologic material from preservation-related cellular injury, much of which is not apparent immediately after return to normothermic body temperature. Our product formulations have demonstrated notable reduction in apoptotic (programmed) and necrotic (pathologic) cell death mechanisms and are enabling the clinical and commercial development of numerous innovative regenerative medicine products.

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

biologistex Joint Venture

On September 29, 2014, the Company entered into a limited liability company agreement (the “LLC Agreement”) with SAVSU Technologies, LLC, a Delaware limited liability company (“SAVSU”) to create a 20-year joint venture for the purpose of acquiring, developing, maintaining, owning, operating, leasing and selling an integrated platform of a cloud-based information service and precision thermal shipping products (the “Products”) based on SAVSU’s next generation EVO smart container shipment platform (the “Smart Containers”).

The joint venture vehicle, biologistex CCM, LLC, is structured as a Delaware limited liability company (“biologistex”).  The Company will make an initial capital contribution of $2.4 million, and SAVSU will contribute exclusive distribution rights to the Smart Containers under a separate Supply and Distribution Agreement (as defined below).  The Company will also pay SAVSU $1 million in consideration of SAVSU’s participation in biologistex. These payments to SAVSU will be made on a monthly basis for twelve months and recorded as consulting expense in General and Administrative expenses on the Company’s Consolidated Statement of Operations, the first of which was made during the third quarter of 2014.

The Company and SAVSU are the only initial members of biologistex, holding 52% and 48%, respectively, of the outstanding units of membership interests (“Units”).  Distributions of net cash flow, if any, are to be made in proportion to the members’ ownership of Units.  Approval of both members is generally required for any matter subject to a member vote.  Units may not be transferred without, among other things, the consent of all members and the admission of the transferee as a member.  biologistex and the biologistex members have rights of first refusal with respect to certain proposed transfers of Units.

biologistex is managed by a board of managers.  Each of the Company and SAVSU are entitled to appoint two members to the biologistex board of managers.  The approval of at least three of the four managers is generally required for any matter subject to a board of manager’s vote.

On September 29, 2014, biologistex and SAVSU also entered into a supply and distribution agreement (the “Supply and Distribution Agreement”) whereby biologistex became the exclusive, worldwide distributor of Smart Containers. Pursuant to the Supply and Distribution Agreement, biologistex agrees to purchase a minimum number of Smart Containers over a 24 month period for an aggregate purchase price of approximately $2.6 million. Under the terms of the agreement, SAVSU must fulfill all obligations required of it to permit biologistex to make the Products available for marketing, sales and acceptance of customer orders. The Supply and Distribution Agreement has an initial term of 20 years unless terminated early by its terms.

On September 29, 2014, the Company and biologistex also entered into a services agreement whereby the Company will provide services to biologistex related to operations, sales, marketing, administration and development of a cloud-based software system for tracking and managing the Products. The Services Agreement has an initial term of 20 years unless terminated early by its terms.

Pursuant to the Services Agreement, the Company agreed to manage biologistex to achieve certain minimum sales targets within 12 and 24 months of the date of the agreement. biologistex will pay the Company monthly for expenses incurred and certain overhead expenses. Until biologistex has achieved sufficient revenue to pay such expenses, it may be necessary for the Company to fund such reimbursements via inter-company loans to biologistex.

Highlights for the Third Quarter of 2014

●
Core product revenue in the third quarter and first nine months of 2014 increased 24% and 27%, respectively, over the same periods in 2013 and core product revenue increased 15% from the second quarter of 2014. These increases reflect higher sales to the regenerative medicine market, as well as to our indirect distribution partners. Core product revenue is subject to significant quarter-to-quarter fluctuations and can be concentrated in particular quarters. It is heavily dependent on the progress and timing of our customers’ clinical trials.

●
Gross margin in the third quarter of 2014 increased to 47.3%, up from 41.0% in the third quarter of 2013 and 45.0% in the second quarter of 2014, reflecting the expected improvement as all revenue generated was from sales of the Company’s higher-margin core products in the third quarter of 2014.

●	Net loss for the third quarter of 2014 was $862,455 improved from the second quarter of 2014 of $883,356, but increased from $309,910 in the third quarter of 2013.

●
We formed a new joint venture with SAVSU Technologies under the brand name of biologistexSM CCM. Biologistex will offer customers in our strategic biobanking, drug discovery and regenerative medicine markets tools and cloud-based data used to monitor and manage the movement of biologic materials such as vaccines, cells, tissues, and organs across time and space. biologistex has received a 20-year exclusive worldwide distribution right to current and future SAVSU controlled temperature containers, including the EVO™ smart container. BioLife will make a multi-million dollar investment in connection with these transactions, and will manage all sales, marketing, technical, customer service, accounting, and fulfillment operations in its current Bothell, Washington facilities. We believe we will launch the biologistex service during the first quarter of 2015, and we do not expect to record significant revenue related to biologistex during the fourth quarter of 2014.

●
The Company's CryoStor clinical grade cell freeze media was evaluated in a multicenter biobanking study of various shipment conditions for cells used to support proficiency testing programs. The results of the study were recently published in the journal article Viable mononuclear cell stability study for implementation in a proficiency testing program: impact of shipment conditions, which appeared in Biopreservation and Biobanking.

●
We saw continued adoption of our proprietary biopreservation media products bringing our estimate of the number of clinical trials of novel cell-based regenerative medicine products and therapies using our products to over 130.  Adoption has also increased in the cell supplier market segment.  Highlights include:

Frederick, Maryland based RoosterBio, Inc., a biofabrication tools company, adopted our CryoStor clinical grade cryopreservation freeze media to commercialize RoosterBio’s human bone marrow-derived, adult mesenchymal stem cell (hMSC) products;

Progenitor Cell Therapy, LLC (PCT), an internationally recognized contract development and manufacturing organization (CDMO) focused on providing exceptional service, quality and value to its regenerative medicine clients and a wholly owned subsidiary of NeoStem, Inc., announced the use of our HypoThermosol storage/shipping media and CryoStor cryopreservation freeze media for several internal clinical programs and other contract customer cell therapy development and manufacturing programs.

●
We signed a long-term contract manufacturing services agreement with Jupiter, Florida based Somahlution LLC. We will manufacture DuraGraft™, a tissue preservation solution for storage of harvested veins used in coronary artery bypass graft (CABG) and other vascular access surgeries for Somahlution.

●
We added Jason Acker, PhD, and Anthony Davies, PhD to our Scientific Advisory Board. Dr. Acker is a Senior Development Scientist with the Canadian Blood Services and a Professor in the Department of Laboratory Medicine and Pathology at the University of Alberta, Edmonton, Canada. He received his Bachelor of Science, Master of Science in Experimental Pathology and PhD in Medical Sciences degrees from the University of Alberta.  Dr. Davies is President of Dark Horse Consulting, a boutique practice focused on CMC and product development issues in cell and gene therapy. After training as a biochemist, chemical engineer and molecular biologist, Dr. Davies has worked in the cell and gene therapy field for some 20 years. He brings with him an extensive track record in manufacturing, operational management and commercial development, most recently as Chief Technology Officer for Capricor, Inc. and Vice President, Product Development for Geron Corporation’s cell therapy programs.

Results of Operations

Our revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter. These fluctuations are due to a number of factors, specifically the progress of our customers’ clinical trials, where the pace of enrollment affects customer orders for our products.  The majority of our net sales come from a relatively small number of customers and a limited number of market sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Any weakness in the market sectors in which our customers are concentrated could affect our business and results of operations.

Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2014 and 2013

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	September 30,
	2014	2013	% Change
Revenue:
Core product sales	$1,243,372	$1,002,086	24%
Contract manufacturing services	––	1,168,405	(100)%
Total revenue	1,243,372	2,170,491	(43)%

Cost of sales	654,978	1,281,634	(49)%
Gross profit	$588,394	$888,857	(34)%
Gross margin %	47.3%	41.0%

	Nine Month Period Ended
	September 30,
	2014	2013	% Change
Revenue:
Core product sales	$3,452,397	$2,713,787	27%
Contract manufacturing services	1,067,905	3,337,567	(68)%
Licensing revenue	––	609,167	(100)%
Total revenue	4,520,302	6,660,521	(32)%

Cost of sales	2,483,199	3,817,737	(35)%
Gross profit	$2,037,103	$2,842,784	(28)%
Gross margin %	45.1%	42.7%

Core Product Sales. Our core products are sold through both direct and indirect channels. Sales to our core customers in the three and nine months ended September 30, 2014 increased by 24% and 27%, respectively, compared to the same periods in 2013. The increase was due to an 11% increase in liters sold during the three months ended September 30, 2014 and an 11% increase in the average selling price of our core products, compared to the same period in 2013 and a 24% increase in liters sold during the nine months ended September 30, 2014 compared to the same period in 2013. Sales to our core customers tend to be uneven due to the pace of product evaluation, adoption, and clinical trials. Management believes that our opportunity in the regenerative medicine market will start to become fully realized over the next three to five years as some customers receive regulatory and marketing approvals for their clinical cell and tissue-based products. We continue to have a goal for 2014 of increasing our core product sales at a rate of 25-35% over 2013. Our 2014 core product sales will depend on a number of factors, including the level and pace of market adoption of our products; the clinical and commercial success of our customers; competition; and the risks set forth in our annual report on Form 10-K under the heading “Risk Factors”. No assurance can be provided that we will achieve our product sales goal.

Contract Manufacturing Services. Contract manufacturing services represents sales of product to one significant customer, Organ Recovery Systems. The contract with this customer was terminated in May of 2014.

Licensing Revenue. During the first quarter of 2013, we negotiated a new intellectual property license agreement that provides Janssen Research & Development, LLC with limited access to our intellectual property under certain conditions. This customer paid upfront fees for the specific rights and there are no future performance obligations. The upfront fee of $500,000 was recognized as revenue during the quarter and $109,167 in deferred revenue associated with this customer was recognized as all future performance obligations associated with the previous license agreements were cancelled with the agreement signed in the first quarter of 2013.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses.  Cost of sales in the three and nine months ended September 30, 2014 decreased compared to the same periods in 2013 due primarily to the significant reduction in volume in our contract manufacturing services revenue and costs related to the manufacture of this product.

Gross Margin. Gross margin as a percentage of revenue was 47.3% in the three months ended September 30, 2014 compared to 41.0% in the three months ended September 30, 2013. The increase was due to an increase in core product revenue and a decrease in contract manufacturing revenue. Contract manufacturing revenue had a lower gross margin than core product revenue.

Gross margin for the nine months ended September 30, 2014 increased to 45.1% compared to 42.7% in the same period in 2013. Gross margin as a percentage of revenue in the nine months ended September 30, 2013 included the impact of recognition of $609,167 in license revenue during the quarter with no associated costs, which resulted in a significant improvement in gross margin as a percentage of revenue in 2013. Excluding the impact of the license revenue, gross margin would have been 36.9% for the nine months ended September 30, 2013. The increase in gross margin as a percentage of revenue resulted from the change in mix, with sales of the Company’s core products having a higher gross margin than the contract manufacturing revenue.

Operating Expenses

Our operating expenses for the three and nine month periods ended September 30, 2014 and 2013 were:

	Three Month Period Ended
	September 30,
	2014	2013	% Change
Operating Expenses:
Research and development	$153,328	$160,528	(4)%
Sales and marketing	298,263	208,080	43%
General and administrative	1,011,316	630,342	60%
Operating Expenses	1,462,907	998,950	46%
% of revenue	118%	46%

	Nine Month Period Ended
	September 30,
	2014	2013	% Change
Operating Expenses:
Research and development	$513,393	$361,404	42%
Sales and marketing	810,279	625,600	30%
General and administrative	2,844,858	1,856,386	53%
Operating Expenses	4,168,530	2,843,390	47%
% of revenue	92%	43%

Research and Development. Research and development expenses consist primarily of salaries and other personnel expenses, consulting and other outside services including legal services, laboratory supplies, and other costs.  We expense all research and development costs as incurred.  Research and development expenses for the three months ended September 30, 2014 decreased slightly compared to the three months ended September 30, 2013, due to lower spend on contract research, offset somewhat by higher personnel costs. For the nine months ended September 30, 2014, research and development expenses increased compared to the same period in 2013 due to higher salaries and bonuses related to additional personnel in the department.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising.  The increases in the three and nine months ended September 30, 2014 compared to the same periods in 2013 were due primarily to increased trade show and conference expenses and higher personnel expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and non-employee members of the board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs.  The increases in general and administrative expenses in the three months ended September 30, 2014 includes approximately $83,000, which represents the first payment to SAVSU related to the biologistex joint venture, and $80,000 in legal costs related to formation of the joint venture. Additionally, we spent approximately $97,000 more in the three months ended September 2014 compared to 2013 on investor relations and shareholder communications related to our increased efforts in these areas, an additional $61,000 related to increased director compensation and D&O insurance and an additional $39,000 in personnel costs. The increase for the nine months ended September 30, 2014 compared to the same period in 2013 included $83,000, which represents the first of twelve monthly payments to SAVSU related to the biologistex joint venture, and $80,000 in legal costs related to formation of the joint venture, an additional $303,000 related to investor relations and shareholder communications, an additional $156,000 related to director compensation and D&O insurance, an additional $203,000 in personnel costs and $50,000 related to a one-time 401(k) related cost.

Other Income (Expenses)

Interest Expense. The reduction in interest expense in the three and nine months ended September 30, 2014 compared to the same period in 2013 is due to the conversion of the notes and interest through March 25, 2014, and did not include a full quarter of interest. See above, “Results of Operations - Recent Developments - Conversion of Notes and Interest to Equity.”

Amortization of Deferred Financing Costs. During the nine months ended September 30, 2014, the Company recorded $13,022 in amortization of deferred financing costs. In connection with the termination of the note facility agreements, the Company recorded $101,852, the remaining unamortized costs, as an adjustment to additional paid in capital. See above, “Results of Operations - Recent Developments - Conversion of Notes and Interest to Equity.”

Liquidity

We believe that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for the foreseeable future. We expect to have ongoing cash requirements which we plan to fund through total available liquidity and cash flows generated from operations. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are centered on growing our core business, the build out and infrastructure scaling for biologistex, and continuing to strengthen our balance sheet and competitive position.

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

On September 30, 2014, we had $11,019,342 in cash, cash equivalents and short term investments, compared to cash and cash equivalents of $156,273 at December 31, 2013.

Net Cash Provided by (Used In) Operating Activities

During the nine months ended September 30, 2014, net cash used in operating activities was $2,465,540 compared to cash provided by operations of $67,460 for the nine months ended September 30, 2013.  Cash used in operating activities increased primarily due to the use of cash to fund a higher net loss in 2014 compared to 2013. In the third quarter, we paid SAVSU the first of twelve monthly payments of $83,000 related to their participation in the biologistex joint venture, payment in the first quarter of 2014 of accrued compensation and other liabilities that were accrued at the end of 2013, and the reduction of accounts payable from December 31, 2013 to September 30, 2014.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $8,092,498 and $235,109 during the nine months ended September 30, 2014 and 2013, respectively. Of the amount used in the first nine months of 2014, $7,849,743 was used to purchase short term investments classified as available-for-sale. In addition, during both periods, cash was used in investing activities related to the purchase of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $13,676,822 in the nine months ended September 30, 2014, which included gross proceeds of $15,432,175 received in the registered public stock offering completed on March 25, 2014, net of placement agent fees of $1,211,735 and offering costs of $624,211 and $80,592 from the exercise of stock options by a former employee. Net cash provided by financing activities of $50,458 during the nine months ended September 30, 2013 was the result of proceeds received from warrant and employee stock option exercises.

Upon conversion of all of our outstanding notes and interest to equity on March 25, 2014, we terminated the facility agreements.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates, including, but not limited to those related to accounts receivable allowances, determination of fair value of share-based compensation, contingencies, income taxes, and expense accruals. We base our estimates on historical experience and on other factors that we believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial condition and Results of Operations in our Annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 12, 2014. During the three month period ended September 30, 2014, we entered into an amendment to our lease agreement and made certain commitments with respect to our subsidiary, biologistex. For more information regarding our current contingencies and commitments, see note 10 to the consolidated financial statements included above.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II:  Other Information

Item 1A.    Risk Factors.

These Risk Factors should be read in conjunction with the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the SEC.

Our joint venture investment in biologistex may be adversely affected by our lack of sole decision-making authority and disputes between us and our joint venture partner.

We are a party to the biologistex LLC Agreement with SAVSU.  Under the LLC Agreement, each of the Company and SAVSU are entitled to appoint two members to the biologistex board of managers.  The approval of at least three of the four managers is generally required for any matter subject to a board of manager’s vote.  Accordingly, we are not in a position to exercise sole decision-making authority regarding the joint venture.  Our joint venture partner SAVSU may have different economic or other business interests or goals which are inconsistent with our business interests and goals, and may take actions contrary to our policies or objectives, which may result in poor or delayed business decisions.  Further, our biologistex investment has the potential risk of an impasse on decisions, such as a sale, because neither we nor SAVSU has full control over the joint venture.  The LLC Agreement includes a mechanism whereby, in the event of certain impasses between the members, or within the board of managers, the joint venture may be dissolved or the members may agree that one member will sell its units of biologistex to the other member.  Accordingly, in the event of an impasse, we may need to buy SAVSU’s interest in biologistex or sell our own interest to SAVSU.

We may be adversely impacted by the failure of the biologistex joint venture or by our failure, or the failure of our joint venture partner, to fulfill our obligations to the joint venture.

We participate in the biologistex joint venture with SAVSU.  The biologistex joint venture faces all of the inherent risks associated with the development, marketing and operation of a new product line.  In addition, we face the risk that either we or SAVSU will not meet our obligations under the LLC Agreement, the Supply and Distribution Agreement or the Services Agreement.  We depend on SAVSU, among other things, for its intellectual property with respect to the Smart Containers and for its manufacturing of the Smart Containers.  If SAVSU fails to fulfill its obligations due to strategic business interests, financial condition or otherwise, we may be required to spend additional resources, or biologistex may not be able to continue its operations, in which case we may suffer losses.  Such expenses or losses may be significant and may have an adverse effect on our financial position or results of operations.  In addition, we have committed to certain financial and operational milestones with respect to biologistex.  For example, under the Services Agreement, we have agreed to manage biologistex to achieve certain minimum sales targets within 12 and 24 months of the date of the agreement.  If we are not able fulfill these obligations due to market conditions, our financial position or otherwise, we may be required to spend additional resources, or we may suffer losses.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed by the Company, we are party to an agreement with Life Sci Advisors, in which we agreed to issue the consultant, as partial compensation for services, $20,000 worth of our common stock per month, distributed quarterly, calculated using our stock price at the end of each quarter.  Pursuant to this agreement, we had issued 19,831 shares prior to the beginning of the three months covered by this Quarterly Report on Form 10-Q.  On August 8, 2014, we issued 26,316 common shares pursuant to the agreement.  This issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, since, among other things, the transaction did not involve a public offering and the common shares were acquired for investment purposes only and not with a view to any resale, distribution or other disposition of the common shares in violation of U.S. securities laws.

Item 6.    Exhibits

See accompanying Index to Exhibits included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Dated: November 6, 2014	/s/ Daphne Taylor
Daphne Taylor
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

BIOLIFE SOLUTIONS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Fifth Amendment to Lease, dated August 19, 2014, by and between BioLife Solutions, Inc. and Monte Villa Farms LLC

10.2	biologistex CCM, LLC Limited Liability Company Agreement dated September 29, 2014

10.3*	Supply and Distribution Agreement between SAVSU Technologies, LLC and biologistex CCM dated September 29, 2014

10.4*	Services Agreement between BioLife Solutions, Inc. and biologistex CCM dated September 29, 2014

*Confidential treatment has been requested for portions of this exhibit.