Form 10-K
period 2015-01-31
BIOLIFE SOLUTIONS INC
filed 2015-03-12
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-K
———————
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐No ☑

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $14,198,846.

As of January 31, 2015, 12,104,958 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of our definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2015, in connection with our 2015 Annual Meeting of Stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

Table of Contents

PART I

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

On January 29, 2014, we effected a 1-for-14 reverse stock split of our common stock. No fractional shares of our common stock were issued as a result of the reverse stock split. In the event the reverse stock split left a stockholder with a fraction of a share, the number of shares due to the stockholder was rounded up to the nearest whole share. Unless otherwise indicated, all share and per share numbers set forth in this Annual Report on Form 10-K have, where applicable, been adjusted to give effect to the reverse stock split and are subject to the foregoing adjustments for fractional shares.

We develop, manufacture and market a portfolio of biopreservation tools and services for cells, tissues, and organs. Our product offerings include:

●	Patented biopreservation media products for cells, tissues, and organs
●	Generic formulations of blood stem cell freezing media products
●	Custom product formulation and custom packaging services
●	Precision thermal packaging products and related web applications
●	Cell thawing media products
●	Contract aseptic manufacturing formulation, fill, and finish services of liquid media products

Our proprietary, clinical grade HypoThermosol® FRS and CryoStor® biopreservation media products are marketed to the biobanking, drug discovery, and regenerative medicine markets, including hospital-based stem cell transplant centers, pharmaceutical companies, cord blood and adult stem cell banks, hair transplant centers, and suppliers of cells to the drug discovery, toxicology testing and diagnostic markets. All of our biopreservation media products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices (cGMP) using United States Pharmacopia (USP)/Multicompendial or the highest available grade components.

Our patented biopreservation media products are formulated to reduce preservation-induced, delayed-onset cell damage and death. Our platform enabling technology provides our customers significant shelf life extension of biologic source material and final cell products, and also greatly improved post-preservation cell, tissue, and organ viability and function. We believe that our products have been incorporated into the manufacturing, storage, shipping, freezing, and clinical delivery processes of over 175 cell-based clinical trial stage regenerative medicine applications.

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

We were incorporated in Delaware in 1987 under the name Trans Time Medical Products, Inc. In 2002, the Company, then known as Cryomedical Sciences, Inc., and engaged in manufacturing and marketing cryosurgical products, completed a merger with our wholly-owned subsidiary, BioLife Solutions, Inc., which was engaged as a developer and marketer of biopreservation media products for cells and tissues. Following the merger, we changed our name to BioLife Solutions, Inc.

We have one majority-owned subsidiary, biologistex CCM, LLC, a Delaware limited liability company.

Our principal executive offices are located at 3303 Monte Villa Parkway, Suite 310, Bothell, Washington 98021 and the telephone number is (425) 402-1400. Information about us is available on our website http://www.biolifesolutions.com. The information contained on our website or that can be accessed through our website does not constitute part of this annual report and is not incorporated in any manner into this annual report.

biologistex Joint Venture

On September 29, 2014, we entered into a limited liability company agreement (the “LLC Agreement”) with SAVSU Technologies, LLC, a Delaware limited liability company (“SAVSU”) to create a 20-year joint venture for the purpose of acquiring, developing, maintaining, owning, operating, marketing and selling an integrated platform of a cloud-based information service and precision thermal shipping products (the “Products”) based on SAVSU’s next generation EVO smart container shipment platform (the “Smart Containers”).

The joint venture vehicle, biologistex CCM, LLC, is structured as a Delaware limited liability company (“biologistex”).  We will make a capital contribution of $2.4 million, and SAVSU contributed exclusive distribution rights to the Smart Containers under a separate Supply and Distribution Agreement (as defined below).

We will also pay SAVSU $1 million in consideration of SAVSU’s participation in biologistex. If certain performance requirements are met, these payments to SAVSU will be made in monthly increments for twelve months and recorded as consulting expense in General and Administrative expenses on our Consolidated Statement of Operations, the first of which was made during the third quarter of 2014. During the year ended December 31, 2014, we recorded $0.3 million related to the participation fee, which represents four monthly fees.

The Company and SAVSU are the only members of biologistex, holding 52% and 48%, respectively, of the outstanding units of membership interests (“Units”).  Distributions of net cash flow, if any, are to be made in proportion to the members’ ownership of Units.

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

On September 29, 2014, the Company and biologistex also entered into a services agreement whereby we will provide services to biologistex related to operations, sales, marketing, administration and development of a cloud-based software system for tracking and managing the Products. The Services Agreement has an initial term of 20 years unless terminated early by its terms.

Pursuant to the Services Agreement, we agreed to manage biologistex to achieve certain minimum sales targets within 12 and 24 months of the date of the agreement. biologistex will pay us monthly for expenses incurred and certain overhead expenses. Until biologistex has achieved sufficient revenue to pay such expenses, it may be necessary for us to fund such reimbursements via inter-company loans to biologistex.

Mission

We strive to be the leading provider of biopreservation tools for cells, tissues, and organs; to facilitate basic and applied research on and commercialization of new therapies by maintaining the health and function of biologic source material and finished products during the preservation process.

Technological Overview

Stability (shelf life) and functional recovery are crucial aspects of academic research and clinical practice in the biopreservation of biologic-based source material, intermediate derivatives, and isolated/derived/expanded cellular products. Limited stability is especially critical in the regenerative medicine field, where harvested cells and tissues, if not maintained appropriately at normothermic body temperature (98.6ºF/37ºC), or stored in a hypothermic state in an effective preservation medium, will lose viability over time. Chilling (hypothermia) is used to reduce metabolism and delay degradation of harvested cells, tissues, and organs. However, subjecting biologic material to hypothermic environments induces damaging molecular stress and structural changes. Although cooling successfully reduces metabolism (i.e., lowers demand for energy), various levels of cellular damage and death occur when using suboptimal methods. Traditional preservation media range from simple "balanced salt" (electrolyte) formulations to complex mixtures of electrolytes, energy substrates such as sugars, osmotic buffering agents and antibiotics. The limited stability which results from the use of these traditional biopreservation media formulations is a significant shortcoming that our optimized products address with great success.

Our scientific research activities over the last 20+ years enabled a detailed understanding of the molecular basis for the hypothermic and cryogenic (low-temperature induced) damage/destruction of cells through apoptosis and necrosis. This research led directly to the development of our HypoThermosol®, HypoThermosol® FRS and CryoStor® technologies. Our products are specifically formulated to:

●	Minimize cell and tissue swelling
●	Reduce free radical levels upon formation
●	Maintain appropriate low temperature ionic balances
●	Provide regenerative, high energy substrates to stimulate recovery upon warming
●	Avoid the creation of an acidic state (acidosis)
●	Inhibit the onset of apoptosis and necrosis

A key feature of our products is their “fully-defined” profile. All of our cGMP products are serum-free, protein-free and are formulated and filled using aseptic processing, utilizing USP/Multicompendial grade or highest quality available synthetic components. All of these features benefit prospective customers by facilitating the qualification process required to incorporate our products into their regulatory filings and hence patient delivery processes.

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

Our proprietary HypoThermosol® FRS technology is optimized based on fundamental low temperature cellular and molecular biologic principles. Competing biopreservation media products are often formulated with simple isotonic media cocktails, animal serum, potentially a single sugar or human protein, and in the case of cryopreservation media, a single permeating cryoprotectant such as dimethyl sulfoxide (“DMSO”). A key differentiator of our proprietary formulations is the engineered optimization of the key ionic component concentrations for low temperature environments, as opposed to normothermic body temperature around 37°C, as found in culture media or saline-based isotonic formulas. Furthermore, our CryoStor® formulations incorporate multiple permeating and non-permeating cryoprotectant agents, which allow for multiple mechanisms of protection and reduces the dependence on a single cryoprotectant.

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

HypoThermosol® FRS

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

CryoStor®

CryoStor® cryopreservation freeze media products have been designed to mitigate temperature-induced molecular cell stress responses during freezing and thawing. CryoStor® proprietary freeze media products are intended for cryopreservation of biologics at subzero temperatures (most often utilized within the range of -80 to -196°C) and are based upon the novel HypoThermosol® platform. All CryoStor® products are pre-formulated with USP/EP grade DMSO, a permeating cryoprotective agent which helps mitigate damage from the formation of intracellular and extracellular ice.

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

Cell Thawing Media

In the first quarter of 2015, we introduced a family of cell thawing media products.  These low molecular weight (LMD) Dextran solutions are used in thawing human cells after cryopreservation.  We launched these new products in response to inquiries from numerous customers and clinicians who have been subjected to an extended worldwide shortage of dextran solutions that are used off-label to transition frozen cells to room temperature.

Precision Thermal Packaging Solutions

On a worldwide exclusive basis, we distribute a portfolio of precision thermal packaging products to the regenerative medicine and stem cell markets.  We believe there is a significant unmet need for improved temperature stability during the transportation and shipping of cells and tissues, which is not currently met by the commercially available thermal shippers. Current commercial alternatives range from Styrofoam and EPS “beer cooler” type containers inside a cardboard box, up to and including vacuum panel insulation cartons.  These alternatives suffer from reduced performance due to the form factor design and/or materials used. We believe that the design and super-insulating material used in our thermal shippers, along with the robustness of the products and reusability, represent a very favorable value proposition to the regenerative medicine and stem cell markets.

New EVO™ Smart Shipping Containers & biologistex Web Monitoring Service

The EVO™ line is our new line of “smart shippers” designed for the shipment of materials, which must be maintained frozen, at 2-8˚C and/or controlled room temperature (CRT) temperatures and where near real time monitoring of temperature, location, and payload status information is necessary. A sophisticated electronics package embedded in the EVO provides streaming data to the biologistex web-based application; where real time shipment status, history, and reports can be generated. Designed for small volume shipments; it fills a critical need in chain-of-custody scenarios for temperature sensitive shipments of cells, tissues, and other cell based products.  We have commenced delivery of the new EVO and biologistex web monitoring service to beta customers.

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

Our target markets include:

Regenerative Medicine

●
Our proprietary HypoThermosol® FRS and CryoStor® biopreservation media products are used by customers to store, transport, and freeze biologic source/starting material and cell-or tissue-based final manufactured products. Our scientific discoveries related to preservation-induced cell stress enabled the development and commercialization of a new class of patented biopreservation media formulations that have demonstrated broad and significant ability to extend shelf life/stability and improve post-preservation viability and function of numerous biologics. A number of regenerative medicine products may be non-frozen with shelf life less than 24 hours. This limited shelf life would constrain clinical distribution and create manufacturing limitations for the products. Our products specifically address this need by extending shelf life and stability long enough to enable the worldwide clinical distribution of temperature sensitive biologic-based products and therapies.

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

●
We have shipped our proprietary biopreservation media products to over 250 regenerative medicine customers. We estimate that our products are now incorporated in over 175 cell-based clinical trial stage regenerative medicine applications.

●
While this market is still in an early stage, we have secured a valuable position as a supplier of critical reagents to several commercial companies. Short-term revenue can be highly variable as customer therapies navigate the regulatory approval process, but we estimate that annual revenue from some of our regenerative medicine customers could reach $1 million per year within three to five years following their product approval, if approval is secured and large scale commercial manufacturing commences and is sustained. Our position as the leading provider of optimized clinical grade hypothermic storage and cryopreservation freeze media has also led to increased recognition of our scientific expertise.

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

●
To leverage our scientific discoveries and presence in this market, we continue to develop a proprietary disposable lab-ware product that may address a significant workflow bottleneck in the drug screening market - insufficient supply of preserved cells required in high-throughput screening of new drug compounds. We have pending patent applications in the U.S., Australia, Canada, and Europe to protect our intellectual property rights for our inventions which may for the first time enable bulk freezing of cells in multi-well tissue culture plates.

Biobanking

Our customers in this segment include public and private cord blood banks, adult stem cell banks, tissue banks, hair transplant centers, and biorepositories. In the hair restoration segment, over sixty different physicians and centers now use HypoThermosol® FRS as an improved ex vivo holding solution for storing grafts during the procedure. We estimate that HypoThermosol® FRS is used in approximately 2% of the total worldwide procedures and have increased our marketing activities to capture additional share of this growing opportunity.

Sales and Marketing

Our sales and marketing strategy supports our objective of building brand equity in BioLife Solutions and establishing a position as the leading supplier of biopreservation tools for cells, tissues, and organs.  We are committed to becoming and remaining a trusted, critical supplier to our customers.  This requires us to employ scientific team members in sales and support roles. Our technical application support team consists of individuals with extensive experience in cell processing, biopreservation, and cryobiology.

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

Manufacturing

We maintain and operate two independent cGMP clean room production suites. Since December 2009, our quality management system (QMS) has remained certified to ISO 13485:2003. Our QMS is compliant with 21 CFR Part 820 - Quality System Regulation for Good Manufacturing Practice of medical devices, 21 CFR Parts 210 and 211 covering GMP for Aseptic Production, Volume 4, EU Guidelines, Annex 1 for the Manufacture of Sterile Medicinal Products, ISO 13408 for aseptic processing of healthcare products, and ISO 14644, clean rooms and associated controlled environments.  We rely on outside suppliers for all of our manufacturing supplies, parts and components.

Governmental Regulation

None of our products are subject to any specific FDA or other non-US pre-market approval for drugs, devices, or biologics. We are not required to sponsor formal prospective, controlled clinical-trials in order to establish safety and efficacy. However, to support our current and prospective clinical customers, we manufacture and release our products in compliance with cGMP and other relevant quality standards.

To assist customers with their regulatory applications, we maintain Type II Master Files at the FDA for CryoStor® and HypoThermosol® FRS, which provide the FDA with information regarding our manufacturing facility and process, our quality system, and stability and safety testing that has been performed. Customers engaged in clinical applications may notify the FDA of their intention to use our products in their product development and manufacturing process by requesting a cross-reference to our master files.

There can be no assurance that we will not be required to obtain approval from the FDA or foreign regulatory authorities prior to marketing any of our products in the future.

Intellectual Property

Currently, we have five issued U.S. patents, two pending U.S. patent applications, one issued European patent, one issued Japanese patent, and several pending patent applications in foreign jurisdictions.

In addition to our corporate logo and name, we have registered the following marks:

●	HYPOTHERMOSOL
●	GELSTOR
●	POWERING THE PRESERVATION SCIENCES
●	BIOPRESERVATION TODAY
●	BLOODSTOR
●	CRYOSTOR
●	BIOLOGISTEX
●	PREPASTOR
●	PRESERVATION CHAIN

We have applied for trademark protection in the following marks:

●	KATA
●	CELLENERGY
●	GRAFTSTOR

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

Research and Development

Currently, we employ a small team of researchers, three of whom hold Ph.D. degrees in molecular biology or related fields, who also engage in customer support and marketing activities. Also, we conduct collaborative research with several leading academic and commercial entities in our strategic markets.

During 2014 and 2013, we spent approximately $871,100 and $487,816, respectively, on research and development activities.

Our Scientific Advisory Board (SAB) is comprised of leaders in the fields of regenerative medicine, biopreservation, quality systems, and regulatory compliance. These members advise us on our product development, quality systems, and overall marketing strategies.  Current SAB members include:

●
Jason Acker, Ph.D., a Senior Development Scientist with the Canadian Blood Services and a Professor in the Department of Laboratory Medicine and Pathology at the University of Alberta, Edmonton, Canada. He received his Bachelor of Science, Master of Science in Experimental Pathology and PhD in Medical Sciences degrees from the University of Alberta.  Dr. Acker was a Canadian Institutes of Health Research Post-Doctoral Fellow at the Massachusetts General Hospital and Harvard Medical School. He completed his Master of Business Administration in Technology Commercialization program at the Alberta School of Business at the University of Alberta in 2009.

●
Scott M. Burger, MD, principal of Advanced Cell and Gene Therapy, a consulting firm specializing in cell, gene, and tissue-based therapies. Dr. Burger works with clients in industry and academic centers worldwide, providing assistance in process development and validation, GMP/GTP manufacturing, GMP facility design and operation, regulatory affairs, technology evaluation, and strategic analysis.

●
Lizabeth J. Cardwell, MT (ASCP), MBA, RAC, Principal, Compliance Consulting, LLC, a private consulting business offering quality and regulatory consulting services to cell therapy, medical device, and pharmaceutical companies.

●
Jerry E. Cooley, MD, is a board certified dermatologist and diplomate of the American Board of Hair Restoration Surgery (ABHRS). He has served in leadership positions including President of the International Society of Hair Restoration Surgery (ISHRS) and co-editor of the Hair Transplant Forum, the main journal for hair transplant physicians. He has been performing hair transplants for almost 20 years.

●
Colleen Delaney, MD, is the Director of the Cord Blood Research and Transplant Program at Fred Hutchinson Cancer Research Center (FHCRC) and Seattle Cancer Care Alliance (SCCA). She is an attending physician at Seattle Children's Hospital, Assistant Member of the Clinical Research Division of FHCRC and Assistant Professor at the University of Washington School of Medicine.

●
Anthony Davies, PhD, Dr. Davies is President of Dark Horse Consulting, a boutique practice focused on CMC and product development issues in cell and gene therapy. After training as a biochemist, chemical engineer and molecular biologist, Dr. Davies has worked in the cell and gene therapy field for some 20 years. He brings with him an extensive track record in manufacturing, operational management and commercial development, most recently as Chief Technology Officer for Capricor, Inc. and Vice President, Product Development for Geron Corporation's cell therapy programs.

●
Dayong Gao, PhD, professor of biomedical engineering at the University of Washington in Seattle. Dr. Gao has been actively engaged in cryopreservation research for more than 20 years, having authored over 130 peer-reviewed journal articles on cryopreservation.

●
Shelly Heimfeld, PhD, is the Director, Heimfeld Research Laboratory, Scientific Director, Cellular Therapy Laboratory, and Scientific Director, cGMP Therapeutic Manufacturing Facilities at the Fred Hutchinson Cancer Research Center, and former President of the International Society of Cellular Therapy. Dr. Heimfeld is internationally recognized for research in hematopoietic-derived stem cells and the development of cell processing technologies for improved cancer therapy.

●
Andrew Hinson, Vice President for Clinical and Regulatory Affairs for LoneStar Heart, Inc., a developer of proprietary biopolymer, small molecule and cellular-based therapies to effectively treat heart failure and other cardiac conditions. Mr. Hinson has diverse experience in the cell and gene therapy markets and extensive experience with regulatory and clinical trial issues for new therapies for cardiac, neurologic, and gastrointestinal applications.  Mr. Hinson also serves on our Board of Directors.

●
Edward LeCluyse, PhD, Senior Research Investigator at The Hamner Institutes for Health Sciences. Dr. LeCluyse pioneered the use of HypoThermosol® and CryoStor® in improving preservation of research designated livers and derived commercial hepatocytes marketed to the pharmaceutical industry.

●
John McMannis, PhD, Executive Vice President of Manufacturing at Mesoblast Limited. Dr. McMannis was previously the Director, Cellular Therapy Laboratory, Department of Stem Cell Transplantation, Division of Cancer Medicine, University of Texas MD Anderson Cancer Center, Houston, Texas.

●
Robert (Bob) A. Preti, PhD, President & Chief Scientific Officer at PCT, a NeoStem Company. Dr. Preti is the co-founder and visionary behind PCT's successful growth and development strategy over much of the last two decades. As Chief Scientific Officer of NeoStem, Bob is involved in directing the development and expansion of NeoStem's cell therapy pipeline, as well as participating in setting NeoStem's strategic direction. Bob holds a Bachelor of Science degree in biology from Fordham University, and a Master of Science degree and Doctorate, both in biology, from New York University

●
Jon Rowley, PhD, Chief Executive & Technology Officer at RoosterBio, Inc. Dr. Rowley founded RoosterBio as part of his personal quest to significantly improve commercial translation of technologies that incorporate living cells, including cellular therapies, engineered tissues, and tomorrow's medical devices. Jon holds a PhD from the University of Michigan in Biomedical Engineering and has authored over 30 peer reviewed manuscripts and 15 issued or pending patents related to biomaterials development, tissue engineering, and cellular therapy. Prior to RoosterBio, Jon created innovative products at BD, Aastrom Bioscience, and most recently, was Director of Innovation and Process Development at Lonza's Cell Therapy CMO business.

●	Erik J. Woods, PhD, Co-Founder, CEO of General Biotechnology, LLC, now Cook General BioTechnology, a subsidiary of Cook Group. Dr. Woods is the current President of the Society for Cryobiology.

Competition

For our biopreservation media products, we believe that in-house formulated biopreservation media, whereby the user purchases raw ingredients and manually mixes the ingredients, satisfies the large majority of the annual worldwide demand. Commercial competitors, in most cases, are supplying isotonic, non-optimized preservation media and include VWR, Sigma-Aldrich, Lonza, Life Technologies, STEMCELL Technologies, and several smaller companies. Several of our competitors also distribute our premium products. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete.

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
For our precision thermal shipping products, formidable competition currently exists from traditional freight and “cold chain” shipper companies such as Sonoco Thermosafe, Cryopak, Pelican Technologies, and others. These competitors maintain well-established positions in the marketplace, and possess significant financial, sales, marketing, and distribution resources in comparison.  We expect to continue to experience significant and increasing levels of competition in the future. In addition, there may be other companies which are currently developing competitive products and services or which may in the future develop technologies and products that are comparable, superior or less costly than our own.   Additionally, some specialty couriers with greater resources currently provide transportation and may develop other products in the future, both of which may compete with our products. A competitor that has greater resources than us may be able to bring its product to market faster than we can and offer its product at a lower price than us to establish market share. We may not be able to successfully compete with a competitor that has greater resources and such competition may adversely affect our business.

Employees

As of February 1, 2015, we had 38 employees, all of whom were full time. Our employees are not covered by any collective bargaining agreement. We consider relations with our employees to be good.

Available Information

We maintain a website at http://www.biolifesolutions.com. The information contained on or accessible through our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge on our website as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission (the “SEC”). Any information we filed with the SEC may be accessed and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

In 2014 and 2013, we derived approximately 18% and 49%, respectively, of our revenue from our relationship with one contract manufacturing customer. The contract with that customer was terminated in May 2014, which had a significant adverse effect on our revenue in 2014. In 2014 we derived approximately 11% of our revenue from one other customer and in 2013, we derived approximately 14% of our revenue from one other customer, which included license revenue and core product revenue. No other customer accounted for more than 10% of revenue in 2014 or 2013. Our principal customers may vary from period to period, and our principal customers may not continue to purchase products from us at current levels, or at all. Significant reductions in net sales to any of these customers, or our failure to make appropriate choices as to the customers we serve could seriously harm our business. In addition, we focus our net sales to customers in only a few market sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Shifts in the performance of a sector served by us, as well as the economic, business and/or regulatory conditions that affect the sector, or our failure to choose appropriate sectors can particularly impact us. Any weakness in the market sectors in which our customers are concentrated could affect our business and results of operations.

We have a history of losses and may never achieve or maintain profitability.

We have incurred annual operating losses since inception, and may continue to incur operating losses. For the fiscal years ended December 31, 2014 and December 31, 2013, we had net losses of $3,217,750 and $1,084,160, respectively. As of December 31, 2014, our accumulated deficit was approximately $60.1 million. Of this amount, approximately $21 million has accumulated since our merger in 2002. We may not be able to successfully achieve or sustain profitability. Successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.

We may need additional capital to reach and maintain a sustainable level of positive cash flow and if we raise such additional capital through the issuance of equity or convertible debt securities, your ownership will be diluted, and equity securities issued may have rights, preferences and privileges superior to the shares.

If we are unable to achieve profitability sufficient to permit us to fund our operations and other planned actions, we may be required to raise additional capital. There can be no assurance that such capital would be available on favorable terms, or at all. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership held by existing stockholders may be reduced, and the market price of our common stock could fall due to an increased number of shares available for sale in the market. Further, our board has the authority to establish the designation of additional shares of preferred stock that may be convertible into common stock without any action by our stockholders, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. Any such additional shares of preferred stock may have rights, preferences and privileges senior to those of outstanding common stock, and the issuance and conversion of any such preferred stock would further dilute the percentage ownership of our stockholders. Debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. If we are unable to secure additional capital as circumstances require, we may not be able to fund our planned activities or continue our operations.

There is uncertainty surrounding our ability to successfully commercialize our HypoThermosol® FRS and CryoStor® biopreservation media products, biopreservation thermal packaging products and contract manufacturing services.

Our growth depends, in part, on our continued ability to successfully develop, commercialize and market our HypoThermosol® FRS, CryoStor®, and BloodStor® biopreservation media products, precision thermal packaging products and contract manufacturing services. Even in markets that do not require us to obtain regulatory approvals, our products will not be used unless they present an attractive alternative to competitive products and the benefits and cost savings achieved through their use outweigh the cost of our products. If we are unable to develop and sustain a market for our products, this will have a material adverse effect on our results of operations and our ability to continue and grow our business.

The success of our HypoThermosol® FRS and CryoStor® biopreservation media products is dependent, in part, on successful customer regulatory approvals and commercial success of new regenerative medicine products and therapies.

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

We rely on outside suppliers for all of our manufacturing supplies, parts and components. Although we believe we could develop alternative sources of supply for most of these components within a reasonable period of time, there can be no assurance that, in the future, our current or alternative sources will be able to meet all of our demands on a timely basis. Unavailability of necessary components could require us to re-engineer our products to accommodate available substitutions, which could increase costs to us and/or have a material adverse effect on manufacturing schedules, products performance and market acceptance. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We might not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all. If we fail to obtain a supplier for the components of our products, our operations could be disrupted.

Our investments in our biologistex joint venture may be adversely affected by our lack of sole decision-making authority and disputes between us and our joint venture partner.

We are a party to the biologistex LLC Agreement with SAVSU.  Under the LLC Agreement, each of the Company and SAVSU are entitled to appoint two members to the biologistex board of managers.  The approval of at least three of the four managers is generally required for any matter subject to a board of managers vote.  Accordingly, we are not in a position to exercise sole decision-making authority regarding the joint venture.  Our joint venture partner SAVSU may have different economic or other business interests or goals which are inconsistent with our business interests and goals, and may take actions contrary to our policies or objectives, which may result in poor or delayed business decisions.  Further, our biologistex investment has the potential risk of an impasse on decisions, such as a sale, because neither we, nor SAVSU has full control over the joint venture.  The LLC Agreement includes a mechanism whereby, in the event of certain impasses between the members, or within the board of managers, the joint venture may be dissolved or the members may agree that one member will sell its units of biologistex to the other member.  Accordingly, in the event of an impasse, we may need to buy SAVSU’s interest in biologistex or sell our own interest to SAVSU.

We may be adversely impacted by the failure of the biologistex joint venture or by our failure, or the failure of our joint venture partner, to fulfill our obligations to the joint venture.

We participate in the biologistex joint venture with SAVSU.  The biologistex joint venture faces all of the inherent risks associated with the development, marketing and operation of a new product line.  In addition, we face the risk that either we, or SAVSU will not meet our obligations under the LLC Agreement, the Supply and Distribution Agreement or the Services Agreement.  We depend on SAVSU, among other things, for its intellectual property with respect to the Smart Containers and for its manufacturing of the Smart Containers.  If SAVSU fails to fulfill its obligations due to strategic business interests, financial condition or otherwise, we may be required to spend additional resources, or biologistex may not be able to continue its operations, in which case we may suffer losses.  Such expenses or losses may be significant and may have an adverse effect on our financial position or results of operations.  In addition, we have committed to certain financial and operational milestones with respect to biologistex.  For example, under the Services Agreement, we have agreed to manage biologistex to achieve certain minimum sales targets within 12 and 24 months of the date of the agreement.  If we are not able fulfill these obligations due to market conditions, our financial position or otherwise, we may be required to spend additional resources, or we may suffer losses.

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

We currently manufacture the majority of our products.. The manufacture of our products is difficult, complex and highly regulated. To support our current and prospective clinical customers, we intend to comply with cGMP in the manufacture of our products. Our ability to adequately and in a timely manner manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities and those of third-parties producing supplies upon which we rely in our manufacturing. The manufacture of our products may be impacted by:

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

If efficient manufacture and supply of our products is interrupted, we may experience delayed shipments or supply constraints. If we are at any time unable to provide an uninterrupted supply of our products to customers, our customers may be unable to supply their end-products incorporating our products to their patients and other customers, which could materially and adversely affect our product sales and results of operations.

We are registered with FDA as a contract manufacturer. Our contract-manufacturing customers may require us to comply with cGMP requirements and may audit our compliance with cGMP standards. If a customer finds us to be out of compliance with cGMP standards, this could have a material adverse effect on our ability to retain and attract contract manufacturing customers.

If we become subject to additional regulatory requirements, the manufacture and sale of our products may be delayed or prevented, or we may become subject to increased expenses.

None of our products are subject to FDA or other regulatory approvals. In particular, we are not required to sponsor formal prospective, controlled clinical-trials in order to establish safety and efficacy. However, there can be no assurance that we will not be required to obtain approval from the FDA, or foreign regulatory authorities, as applicable, prior to marketing any of our products in the future. Any such requirements could delay or prevent the sale of our products, or may subject us to additional expenses.

We may be adversely affected if our internal control over financial reporting fails or is circumvented.

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

Our common stock, traded on the NASDAQ Capital Market, has historically traded at low average daily volumes, resulting in a limited market for the purchase and sale of our common stock.

The market prices of many publicly traded companies, including emerging companies in the life sciences industry, have been, and can be expected to be, highly volatile. The future market price of our common stock could be significantly impacted by numerous factors, including, but not limited to:

●	Future sales of our common stock or other fundraising events;
●	Sales of our common stock by existing shareholders;
●	Changes in our capital structure, including stock splits or reverse stock splits;
●	Announcements of technological innovations for new commercial products by our present or potential competitors;
●	Developments concerning proprietary rights;
●	Adverse results in our field or with clinical tests of our products in customer applications;
●	Adverse litigation;
●	Unfavorable legislation or regulatory decisions;
●	Public concerns regarding our products;
●	Variations in quarterly operating results;
●	General trends in the health care industry; and
●	Other factors outside of our control.

A significant percentage of our outstanding common stock is held by two stockholders, and these stockholders therefore have significant influence on us and our corporate actions.

As of December 31, 2014, two of our existing stockholders, Thomas Girschweiler and Walter Villiger, beneficially owned, collectively, approximately 50.5% of our outstanding shares. Messrs. Girschweiler and Villiger were previously secured lenders to our Company, and Mr. Girschweiler is a former member of our board. Accordingly, these stockholders have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us.

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

Future sales or the potential for future sales of our securities in the public markets may cause the trading price of our common stock to decline and could impair our ability to raise capital through future equity offerings.

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have a substantial number of warrants exerciseable to purchase shares of common stock outstanding.  Many of the shares of common stock issuable upon exercise of those warrants will be freely tradable. We have agreed to use our best efforts to keep a registration statement registering the issuance and resale of many such shares effective during the term of the warrants.  In addition, we have a significant number of shares of our common stock reserved for issuance pursuant to other outstanding options and rights.  If such shares are issued upon exercise of options, warrants or other rights, or if we issue additional securities in a public offering or a private placement, such sales or any resales of such securities could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock or other securities also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate

We do not anticipate declaring any cash dividends on our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and earnings for use in the operation and expansion of our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease approximately 30,000 square feet of property being used in current operations in our Bothell, Washington principal location which contains office, manufacturing, storage and laboratory facilities.

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

Additional information regarding our properties is contained in Note 10 to the Financial Statements included in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “BLFS.”

As of March 6, 2015, there were approximately 450 holders of record of our common stock. We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be paid in the foreseeable future.

The following table sets forth the range of high and low quarterly closing sales prices of our common stock for the periods indicated (as adjusted for our reverse stock split):

	High	Low
Year ended December 31, 2014
4th Quarter	$2.30	$1.64
3rd Quarter	2.85	2.06
2nd Quarter	3.90	1.89
1st Quarter	9.00	3.69

Year ended December 31, 2013
4th Quarter	$19.60	$7.84
3rd Quarter	12.18	5.04
2nd Quarter	5.74	4.06
1st Quarter	5.88	3.50

Recent Sales of Unregistered Securities

As previously disclosed by the Company, we were party to an agreement with Life Sci Advisors, in which we agreed to issue the consultant shares of our common stock as partial compensation for services. The agreement has been modified to eliminate the compensation in company stock. On October 22, 2014, we issued 28,573 common shares pursuant to this agreement.  This issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, since, among other things, the transaction did not involve a public offering and the common shares were acquired for investment purposes only and not with a view to any resale, distribution or other disposition of the common shares in violation of U.S. securities laws.

Issuer Repurchases of Equity Securities

During 2014, we did not repurchase any of our securities.

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

Recent Developments

Reverse Stock Split

On January 17, 2014, our Board of Directors approved an amendment to our certificate of incorporation to effect a reverse stock split by a ratio of 1 for 14, with no reduction in the number of shares of common stock that were previously authorized in our certificate of incorporation.  The reverse stock split was effective on January 29, 2014.  Unless otherwise noted, all share and per share data in this Annual Report on Form 10-K give effect to the 1-for-14 reverse stock split of our common stock.

Public Offering of Units

On March 25, 2014, we closed a registered public offering of 3,588,878 units for gross proceeds of $15,432,175. Each unit consisted of one share of the Company’s common stock and one warrant, each warrant exercisable for seven years to purchase one share of the Company’s common stock at an exercise price of $4.75. Net of placement agent fees of $1,211,734 and offering costs of $624,211, we received net proceeds of $13,596,230.  Of the gross proceeds, $9,124,109 million was allocated to common stock and $6,308,066 million was allocated to warrants, based on relative fair values.

Conversion of Notes and Interest to Equity

Pursuant to note conversion agreements with WAVI Holding AG and Taurus4757 GmbH (the “Note Holders”), concurrently with the closing of our public offering of units, we converted approximately $14.3 million of indebtedness, including accrued interest, to the Note Holders into equity, issuing to the Note Holders an aggregate of 3,321,405 units having terms substantially similar to the public offering units.  In connection with the note conversion, our $14.3 million indebtedness to the Note Holders under the terms of our previously disclosed facility agreements was extinguished, all remaining unamortized deferred finance costs were recorded to additional paid in capital, and the Note Holders agreed to release all security interests. Of the total conversion amount, $8.4 million was allocated to common stock and $5.8 million was allocated to warrants, based on relative fair values.

Listing of Common Stock on NASDAQ Capital Market

On March 26, 2014, our common stock was listed on the NASDAQ Capital Market under the symbol BLFS.

biologistex Joint Venture

On September 29, 2014, we entered into the LLC Agreement with SAVSU to create a 20-year joint venture for the purpose of acquiring, developing, maintaining, owning, operating, marketing and selling an integrated platform of a cloud-based information service and precision thermal shipping Products based on SAVSU’s next generation EVO Smart Containers.

The joint venture vehicle, biologistex CCM, LLC, is structured as a Delaware limited liability company.  We will make a capital contribution of $2.4 million, and SAVSU contributed exclusive distribution rights to the Smart Containers under a separate Supply and Distribution Agreement.

We will also pay SAVSU $1 million in consideration of SAVSU’s participation in biologistex. If certain performance requirements are met, these payments to SAVSU will be made in monthly increments for twelve months and recorded as consulting expense in General and Administrative expenses on our Consolidated Statement of Operations, the first of which was made during the third quarter of 2014. During the year ended December 31, 2014, we recorded $0.3 million related to the participation fee, which represents four monthly fees. At December 31, 2014, the Company had $0.2 million in outstanding accounts payable related to the monthly fees.

The Company and SAVSU are the only members of biologistex, holding 52% and 48%, respectively, of the outstanding Units.  Distributions of net cash flow, if any, are to be made in proportion to the members’ ownership of Units.

On September 29, 2014, biologistex and SAVSU also entered into the Supply and Distribution Agreement whereby biologistex became the exclusive, worldwide distributor of Smart Containers. Pursuant to the Supply and Distribution Agreement, biologistex agrees to purchase a minimum number of Smart Containers over a 24 month period for an aggregate purchase price of approximately $2.6 million. Under the terms of the agreement, SAVSU must fulfill all obligations required of it to permit biologistex to make the Products available for marketing, sales and acceptance of customer orders. The Supply and Distribution Agreement has an initial term of 20 years unless terminated early by its terms.

On September 29, 2014, the Company and biologistex also entered into a services agreement whereby we will provide services to biologistex related to operations, sales, marketing, administration and development of a cloud-based software system for tracking and managing the Products. The Services Agreement has an initial term of 20 years unless terminated early by its terms.

Pursuant to the Services Agreement, we agreed to manage biologistex to achieve certain minimum sales targets within 12 and 24 months of the date of the agreement. biologistex will pay us monthly for expenses incurred and certain overhead expenses. Until biologistex has achieved sufficient revenue to pay such expenses, it may be necessary for us to fund such reimbursements via inter-company loans to biologistex.

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our audited financial statements and accompanying footnotes thereto.

Our proprietary, clinical grade HypoThermosol® FRS and CryoStor® biopreservation media products are marketed to the biobanking, drug discovery, and regenerative medicine markets, including hospital-based stem cell transplant centers, pharmaceutical companies, cord blood and adult stem cell banks, hair transplant centers, and suppliers of cells to the drug discovery, toxicology testing and diagnostic markets. All of our biopreservation media products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices (cGMP) using United States Pharmacopia (USP)/Multicompendial or the highest available grade components.

Our patented biopreservation media products are formulated to reduce preservation-induced, delayed-onset cell damage and death. Our platform enabling technology provides our customers significant shelf life extension of biologic source material and final cell products, and also greatly improved post-preservation cell, tissue, and organ viability and function. We believe that our products have been incorporated into the manufacturing, storage, shipping, freezing, and clinical delivery processes of over 175 cell-based clinical trial stage regenerative medicine applications.

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

We were incorporated in Delaware in 1987 under the name Trans Time Medical Products, Inc. In 2002, the Company, then known as Cryomedical Sciences, Inc., and engaged in manufacturing and marketing cryosurgical products, completed a merger with our wholly-owned subsidiary, BioLife Solutions, Inc., which was engaged as a developer and marketer of biopreservation media products for cells and tissues. Following the merger, we changed our name to BioLife Solutions, Inc.

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

Our strategies to achieve this objective include:

Utilize Existing Sales, Distribution and Manufacturing Infrastructure.

Extensive network. We have developed a direct sales and distribution network for our products which we utilize to expand sales to existing customers and to gain additional customers.

Highly technical applications support team. Our technical applications team is highly trained and are considered thought leaders in the area of biopreservation. We are able to provide highly relevant data and assist our customers with a consultative selling approach.

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

Contract-manufacturing. We utilize excess capacity in our manufacturing operations to perform contract manufacturing in both small and large lot sizes. With our extensive knowledge in cGMP media manufacturing, we are able to assist our customers and optimize their formulation processes to improve the manufactured yield and margin.

Develop or invest in innovative new products. We are continuously seeking to utilize the unique nature of our technologies to develop new products and are also evaluating complementary and competing technologies developed outside of the Company.

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

Results of Operations

Summary of 2014 Achievements

●
We grew our core business 25% over 2013, with a substantial increase in the number of clinical trials incorporating our products. In January 2014, management estimated that BioLife products were incorporated into the storage, shipping, freezing, and/or clinical administration processes and protocols of 100 regenerative medicine clinical trials.  For the calendar year 2014, management estimates that an additional 75 cell-based regenerative medicine clinical trials using BioLife products were confirmed, bringing the total to 175.

●	We focused on bringing new products to the market to round out our platform of biopreservation tools by:

º
Forming the biologistex CCM, LLC joint venture to offer logistics tools and cloud-based data used to monitor and manage the movement of biologic materials such as vaccines, cells, tissues, and organs across time and space. We anticipate commercial launch of the biologistex service during the first half of 2015.

º
Launching two new improved packaging options for our BloodStor® and CryoStor® cryopreservation freeze media products, the single-use syringes and bulk dispensing bags with sterile dockable tubing, both of which were created to improve our customers’ aseptic processing of clinical cells and tissues

●
We announced the execution of a long-term contract manufacturing services agreement with Somahlution LLC, a Jupiter, Florida-based biotechnology company in July 2014. We will manufacture DuraGraft™, a tissue preservation solution for storage of harvested veins used in coronary artery bypass graft (CABG) and other vascular access surgeries. In the fourth quarter, we completed process engineering work for this customer.

●
Our business was recognized for our growth and was named to the Deloitte 2014 Technology Fast 500™, a ranking of the 500 fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America. This was the second consecutive year BioLife received this recognition for our high growth.

●	We received the Frost & Sullivan 2014 Technology Innovation Leadership Award for Biopreservation Media, recognizing our position as a market leader.

●
We were issued a new US patent number 8642255 B2, titled “Materials and methods for hypothermic collection of whole blood”, which includes claims related to hypothermic preservation and storage of whole blood and blood components using the Company’s HypoThermosol cell and tissue storage/shipping medium.

Comparison of Annual Results of Operations

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Year Ended
	December 31,
	2014	2013	% Change
Revenue:	(‘000’s)
Product revenue
Core product sales	$4,913	$3,924	25%
Contract manufacturing services	1,278	4,416	(71%)
Licensing revenue	––	609
Total revenue	6,191	8,949	(31%)

Cost of sales	3,155	5,187	(39%)
Gross profit	$3,036	$3,762	(19%)
Gross margin %	49.0%	42.0%

Core Product Sales. Our core products are sold through both direct and indirect channels to the customers in the biobanking, drug discovery, and regenerative medicine markets. Sales to our core customers in 2014 increased compared to 2013 due to a 31% increase in volume sold offset by a slight decrease in our average selling price per liter in 2014. The increase was primarily in the area of sales through our distributors, which more than doubled in 2014 compared to 2013. Sales to our core customers tend to be uneven due to the pace of product evaluation, adoption, and clinical trials. Our products are incorporated in over 175 clinical trials in the regenerative medicine segment. Revenue from this market will become fully realized over the next three to five years as some customers receive regulatory and marketing approvals for their clinical cell and tissue-based products.

Contract Manufacturing Services.To leverage our capacity and the market opportunity for contract manufacturing services, we manufacture products for third parties pursuant to contractual arrangements. In 2014, we recorded revenue from sales to Organ Recovery Services of $1.1 million, compared to $4.4 million in 2013. The contract with this customer was terminated in May 2014. In 2014, we also recorded $0.2 million associated with a new contract manufacturing customer.

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

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses.  Cost of sales in 2014 decreased compared to 2013 due primarily to the significant reduction in volume in our contract manufacturing services revenue and costs related to the manufacture of this product.

Gross Margin. Gross margin as a percentage of revenue increased to 49.0% in 2014 compared to 42.0% in 2013. Gross margin as a percentage of revenue increased in 2014, due to the change in the mix of revenue, with sales of our core products having a higher gross margin than the contract manufacturing revenue. Gross margin as a percentage of revenue in 2013 included the impact of recognition of $609,167 in license revenue during the quarter with no associated costs, which resulted in a significant improvement in gross margin as a percentage of revenue in 2013. Excluding that revenue, the gross margin in 2013 would have been 37.8%.

Revenue Concentration. In 2014 and 2013, we derived approximately 18% and 49%, respectively, of our revenue from our relationship with one contract-manufacturing customer. In 2014 we derived approximately 11% of our revenue from one other customer and in 2013, we derived approximately 14% of our revenue from one other customer which included license revenue and core product revenue. No other customer accounted for more than 10% of revenue in 2014 or 2013. At December 31, 2014, two customers accounted for 25% of gross accounts receivable. Revenue from customers located in foreign countries represented 16% and 9% of total revenue during the years ended December 31, 2014 and 2013, respectively.

Operating Expenses

Our operating expenses for the years ended December 31, 2014 and 2013 were:

	Year Ended December 31,
	2014	2013	% Change
	(‘000’s)
Operating Expenses:
Research and development	$871	$488	79%
Sales and marketing	1,330	841	58%
General and administrative	3,970	2,719	46%
Operating Expenses	6,171	4,048	52%
% of revenue	99.7%	45.2%

Research and Development. Research and Development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs.  We expense all research and development costs as incurred.  Research and development expenses for 2014 increased compared to 2013 due to $0.3 million in higher salaries and bonuses related to additional personnel in the department and additional contract research costs of $0.1 million.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, trade association sponsorships, and other personnel-related expenses, consulting, trade shows and advertising.  The increase in sales and marketing expenses in 2014 compared to 2013 was primarily due to our ramp-up in sales and marketing personnel of $0.3 million and higher trade show and sponsorship related costs of $0.1 million.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries, bonuses and other personnel-related expenses, non-cash stock-based compensation for administrative personnel and non-employee members of the board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs.  The increase in 2014 compared to 2013 included $0.3 million in SAVSU participation fees, which represents the first four of twelve monthly payments to SAVSU related to the biologistex joint venture. Also included in the increase are higher personnel costs of $0.2 million and higher corporate costs of $0.7 million. Corporate costs include legal costs related to formation of the joint venture, investor relations consulting, shareholder communications, director compensation and D&O insurance.

Other Income (Expenses)

Interest Expense. The reduction in interest expense in 2014 compared to 2013 was due to the conversion of the notes and interest into stock as of March 25, 2014, and did not include a full quarter of interest. See above, “—Recent Developments—Conversion of Notes and Interest to Equity.”

Amortization of Deferred Financing Costs. Amortization of deferred financing costs represents the cost of warrants issued which were amortized over the life of the debt. In connection with the termination of the note facility agreements, we recorded $101,852, the remaining unamortized costs, as an adjustment to additional paid in capital. See above, “—Recent Developments—Conversion of Notes and Interest to Equity.”

2015 Expectations:

●
We expect to see continued growth in adoption and use of our proprietary biopreservation media products, resulting in the goal of an increase in our proprietary product revenue of 20% to 30% over 2014.

●
We expect gross margins to be in the range of 50% to 60% for the year and we anticipate that our use of cash and operating loss will increase by as much as 30% based primarily on sales, marketing and G&A investments in biologistex.

●
Achieving these results will depend on a number of factors, including: the level and pace of market adoption of our products; the clinical and commercial success of our customers; competition; and the risks set forth in this Annual Report on Form 10-K under the heading “Risk Factors”.

Liquidity and Capital Resources

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

On December 31, 2014, we had $9,938,394 in cash, cash equivalents and short term investments, compared to cash and cash equivalents of $156,273 at December 31, 2013.

Net Cash Provided/(Used) by Operating Activities

During the year ended December 31, 2014, we used $3,162,316 in cash from operations, compared to providing cash from operations of $146,007 for the year ended December 31, 2013.  During 2014, operating cash was primarily used to fund the 2014 net loss.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $8,135,023 in 2014 and $236,670 in 2013. In 2014, the primary use of cash was the purchase of available-for-sale securities. Cash used in investing activities was used to purchase short term investments classified as available-for-sale with the proceeds from our stock offering in the first quarter of 2014. In addition, during 2014 and 2013, we used $589,680 and $236,670, respectively, in investing activities related to the purchase of equipment and tenant improvements to our leased facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $13,679,824 in 2014, which included gross proceeds of $15,432,175 received in the registered public stock offering completed on March 25, 2014, net of placement agent fees of $1,211,735 and offering costs of $624,211 and $83,594 from the exercise of stock options. Net cash provided by financing activities of $50,458 during 2014 was the result of proceeds received from warrant and employee stock option exercises.

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

Income Taxes

We follow the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carryforwards measured using current tax rates. A valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We have not recorded any liabilities for uncertain tax positions or any related interest and penalties. Our tax returns are open to audit for the years ending December 31, 2011 to 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations

For information regarding our current contingencies and commitments, see note 10 to the consolidated financial statements included above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
BioLife Solutions, Inc.
Bothell, Washington

We have audited the accompanying consolidated balance sheets of BioLife Solutions, Inc. and Subsidiary ("the Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficiency), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioLife Solutions, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 12, 2015

BioLife Solutions, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$2,538,758	$156,273
Short term investments	7,399,636	––
Accounts receivable, trade, net of allowance for doubtful accounts of $0 at December 31, 2014 and $1,100 at December 31, 2013	901,623	1,009,316
Inventories	965,224	420,924
Prepaid expenses and other current assets	360,521	291,745
Total current assets	12,165,762	1,878,258

Property and equipment
Leasehold improvements	1,284,491	1,121,362
Furniture and computer equipment	476,788	300,581
Manufacturing and other equipment	972,386	764,258
Subtotal	2,733,665	2,186,201
Less: Accumulated depreciation	(1,078,060)	(862,157)
Net property and equipment	1,655,605	1,324,044
Intangible asset	2,215,385	––
Long term deposits	36,166	36,166
Deferred financing costs, net	––	114,874
Total assets	$16,072,918	$3,353,342

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities
Accounts payable	$474,662	$867,070
Accrued expenses and other current liabilities	121,869	146,626
Accrued compensation	535,029	503,194
Deferred rent	130,216	111,250
Total current liabilities	1,261,776	1,628,140
Long term liabilities
Promissory notes payable, related parties	––	10,603,127
Accrued interest, related parties	––	3,501,610
Deferred rent, long term	874,825	891,986
Total liabilities	2,136,601	16,624,863

Commitments and Contingencies (Note 10)

Shareholders' equity (deficiency)
Common stock, $0.001 par value; 150,000,000 shares authorized, 12,084,859 and 5,031,336 shares issued and outstanding at December 31, 2014 and 2013	12,084	5,030
Additional paid-in capital	71,911,328	43,618,686
Accumulated other comprehensive loss	(6,448)	––
Accumulated deficit	(60,112,987)	(56,895,237)
Total BioLife Solutions, Inc. shareholders' equity (deficiency)	11,803,977	(13,271,521)
Total non-controlling interest equity (deficiency)	2,132,340	––
Total shareholders' equity (deficiency)	13,936,317	(13,271,521)
Total liabilities and shareholders' equity (deficiency)	$16,072,918	$3,353,342

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013
Revenue
Product sales	$6,190,698	$8,340,234
Licensing revenue	––	609,167
Total revenue	6,190,698	8,949,401
Cost of product sales	3,155,288	5,186,514
Gross profit	3,035,410	3,762,887
Operating expenses
Research and development	871,100	487,816
Sales and marketing	1,329,746	841,451
General and administrative	3,970,254	2,718,977
Total operating expenses	6,171,100	4,048,244

Operating loss	(3,135,690)	(285,357)

Other income (expenses)
Interest income	20,825	––
Interest expense	(177,308)	(742,219)
Amortization of deferred financing costs	(13,022)	(56,584)
Gain on disposal of property and equipment	4,400	––
Total other income (expenses)	(165,105)	(798,803)

Net Loss	(3,300,795)	(1,084,160)
Net loss attributable to non-controlling interest	83,045	––
Net Loss attributable to BioLife Solutions, Inc.	$(3,217,750)	$(1,084,160)

Basic and diluted net loss per common share attributable to BioLife Solutions, Inc.	$(0.31)	$(0.22)

Basic and diluted weighted average common shares used to calculate net loss per common share	10,447,030	5,007,999

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2014	2013
Net Loss	$(3,300,795)	$(1,084,160)

Other comprehensive loss
Unrealized loss on available-for-sale investments	(6,448)	––
Total other comprehensive loss	(6,448)	––

Comprehensive Loss	$(3,307,243)	$(1,084,160)

Comprehensive loss attributable to non-controlling interest	83,045	––
Comprehensive Loss attributable to BioLife Solutions, Inc.	$(3,224,198)	$(1,084,160)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.
Consolidated Statements of Shareholders’ Equity (Deficiency)

	BioLife Solutions, Inc. Shareholders' Equity (Deficiency)
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total BioLife Solutions, Inc. Shareholders' Equity/Deficiency	Non-Controlling Interest Equity/Deficiency		Total Shareholders' Equity/Deficiency
Balance, December 31, 2012	4,978,834	$4,977	$43,320,077	$-	$(55,811,077)	$(12,486,023)	$		$(12,486,023)
Stock-based compensation			248,204			248,204			248,204
Stock options/warrant exercises	47,740	48	50,410			50,458			50,458
Issuance of stock upon vesting of restricted stock units	4,762	5	(5)			-			-
Net loss					(1,084,160)	(1,084,160)			(1,084,160)
Balance, December 31, 2013	5,031,336	5,030	43,618,686	-	(56,895,237)	(13,271,521)		-	(13,271,521)

Stock-based compensation			229,679			229,679			229,679
Stock issued for services	74,720	75	209,925			210,000			210,000
Stock option exercises	68,520	69	83,525			83,594			83,594
Stock issued in connection with public registered stock offering March 25, 2014, net of transaction costs	3,588,878	3,589	13,592,641			13,596,230			13,596,230
Stock issued in connection with conversion of outstanding notes and interest on March 25, 2014, net of unamortized deferred financing costs of $101,852	3,321,405	3,321	14,176,872			14,180,193			14,180,193
Other comprehensive loss				(6,448)		(6,448)			(6,448)
Capital contribution of non-controlling interest in biologistex CCM, LLC joint venture						-		2,215,385	2,215,385
Net loss					(3,217,750)	(3,217,750)		(83,045)	(3,300,795)
Balance, December 31, 2014	12,084,859	$12,084	$71,911,328	$(6,448)	$(60,112,987)	$11,803,977		$2,132,340	$13,936,317

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(3,300,795)	$(1,084,160)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	258,119	247,072
Gain on disposal of property and equipment	(4,400)	––
Stock-based compensation expense	229,679	248,204
Stock issued for services	210,000	––
Amortization of deferred financing costs	13,022	56,584
Lease incentives received from landlord, net of amortization of deferred rent related to lease incentives	(37,704)	52,162
Accretion and amortization on available for sale investments	98,006	––
Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	107,693	(409,163)
Inventories	(544,300)	235,473
Prepaid expenses and other current assets	(23,123)	(117,014)
Increase (Decrease) in
Accounts payable	(392,408)	4,578
Accrued compensation and other current liabilities	7,078	278,224
Accrued interest, related parties	177,308	742,219
Deferred rent	39,509	995
Deferred revenue	––	(109,167)
Net cash (used in) provided by operating activities	(3,162,316)	146,007

Cash flows from investing activities
Purchase of available-for-sale investments	(7,952,119)	––
Sales/maturities of available-for-sale investments	402,376	––
Cash received from sale of property and equipment	4,400	––
Purchase of property and equipment	(589,680)	(236,670)
Net cash used in investing activities	(8,135,023)	(236,670)

Cash flows from financing activities
Proceeds from exercise of common stock options and warrants	83,594	50,458
Proceeds from sale of common stock, net of expenses	13,596,230	––
Net cash provided by financing activities	13,679,824	50,458

Net increase (decrease) in cash and cash equivalents	2,382,485	(40,205)

Cash and cash equivalents - beginning of year	156,273	196,478

Cash and cash equivalents - end of year	$2,538,758	$156,273
Non-cash investing and financing activities
Acquisition of intangible asset from non-controlling interest (See Note 1)	$2,215,385	––
Conversion of notes payable and related party accrued interest to equity, net of unamortized deferred finance costs (See Note 1)	$14,180,193	$––

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Developments

Reverse Stock Split

On January 17, 2014, our Board of Directors approved an amendment to our certificate of incorporation to effect a reverse stock split by a ratio of 1 for 14, with no reduction in the number of shares of common stock that were previously authorized in our certificate of incorporation.  The reverse stock split was effective on January 29, 2014.  Unless otherwise noted, all share and per share data in these consolidated financial statements give effect to the 1-for-14 reverse stock split of our common stock.

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

Conversion of Notes and Interest to Equity

Pursuant to note conversion agreements with WAVI Holding AG and Taurus4757 GmbH (the “Note Holders”), concurrently with the closing of the Company’s public offering of units, the Company converted approximately $14.3 million of indebtedness, including accrued interest, to the Note Holders into equity, issuing to the Note Holders an aggregate of 3,321,405 units having terms substantially similar to the public offering units.  In connection with the note conversion, the Company’s $14.3 million indebtedness to the Note Holders under the terms of the Company’s previously disclosed facility agreements was extinguished, all remaining unamortized deferred finance costs of $101,852 were recorded to additional paid in capital, and the Note Holders agreed to release all security interests. Of the total conversion amount, $8.4 million was allocated to common stock and $5.8 million was allocated to warrants, based on relative fair values.

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

The joint venture vehicle, biologistex CCM, LLC, is structured as a Delaware limited liability company (“biologistex”).  The Company will make a capital contribution of $2.4 million, and SAVSU contributed exclusive distribution rights to the Smart Containers valued at $2,215,385 under a separate Supply and Distribution Agreement (as defined below).

The Company will also pay SAVSU $1 million in consideration of SAVSU’s participation in biologistex. If certain performance requirements are met, these payments to SAVSU will be made in monthly increments for twelve months and recorded as consulting expense in General and Administrative expenses on the Company’s Consolidated Statement of Operations, the first of which was made during the third quarter of 2014. During the year ended December 31, 2014, the Company recorded $0.3 million related to the participation fee, which represents four monthly fees. At December 31, 2014, the Company had $0.2 million in outstanding accounts payable related to the monthly fees.

The Company and SAVSU are the only members of biologistex, holding 52% and 48%, respectively, of the outstanding units of membership interests (“Units”).  Distributions of net cash flow, if any, are to be made in proportion to the members’ ownership of Units.

On September 29, 2014, biologistex and SAVSU also entered into a supply and distribution agreement (the “Supply and Distribution Agreement”) whereby biologistex became the exclusive, worldwide distributor of Smart Containers. Pursuant to the Supply and Distribution Agreement, biologistex agrees to purchase a minimum number of Smart Containers over a 24-month period for an aggregate purchase price of approximately $2.6 million. Under the terms of the agreement, SAVSU must fulfill all obligations required of it to permit biologistex to make the Products available for marketing, sales and acceptance of customer orders. The Supply and Distribution Agreement has an initial term of 20 years unless terminated early by its terms.

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

Net loss per share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the years ending December 31, 2014 and 2013 since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the years ended December 31, 2014 and 2013:

	2014	2013
Basic and diluted weighted average common stock shares outstanding	10,447,030	5,007,999
Potentially dilutive securities excluded from loss per share computations:
Common stock options	1,390,770	1,417,309
Common stock purchase warrants	7,428,141	517,858

Cash and cash equivalents

Cash equivalents consist primarily of interest-bearing money market accounts. We consider all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. We maintain cash balances that may exceed federally insured limits. We do not believe that this results in any significant credit risk.

No cash was paid for either interest expense or income taxes for the years ended December 31, 2014 and 2013.

Investments

The Company's investments consist primarily of commercial paper, corporate debt, and other debt securities. Investments are classified as available-for-sale and are reported at fair value based on quoted market prices with unrealized gains and losses, net of applicable taxes, recorded in accumulated other comprehensive income (loss), a component of shareholders' equity. The realized gains and losses for available-for-sale securities are included in other income and expense in the Consolidated Statements of Operations. Realized gains and losses are calculated based on the specific identification method.

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

Intangible asset

Our intangible asset represents exclusive distribution rights to the Smart Containers associated with our biologistex CCM, LLC joint venture discussed previously. The intangible asset was recorded at its fair value of $2,215,385 at the date contributed. We will review the intangible asset for impairment whenever an impairment indicator exists. We will assess recoverability by determining whether the carrying value of such asset will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we will recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in 2014. We will amortize this asset over its estimated useful life of 20 years, the life of the distribution agreement with SAVSU with expected amortization of $0.1 million per year. Amortization is expected to begin in the first quarter of 2015 with the initial commercial shipments of the Smart Containers. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent.

Deferred financing costs

Deferred financing costs consisted of fees associated with obtaining or restructuring debt.  All unamortized deferred financing costs were recorded in equity in connection with the conversion of our notes payable on March 25, 2014 as discussed previously.

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

Revenue recognition

We recognize product revenue, including shipping and handling charges billed to customers, upon shipment of product when title and risk of loss pass to customers. Shipping and handling costs are classified as part of cost of product sales. We may also receive fees from our contract manufacturing customers for validation of the manufacturing process. This typically occurs prior to production for those customers and revenue is recognized upon successful completion of all obligations related to the validation process.

During the first quarter of 2013, we negotiated a new intellectual property license agreement that provides one customer with limited access to our intellectual property under certain conditions. This customer paid upfront fees for the specific rights and there are no future performance obligations. The upfront fee of $500,000 was recognized as licensing revenue during 2013 and $109,167 in deferred revenue associated with this customer was recognized as all future performance obligations associated with the previous license agreements were cancelled with the agreement signed in the first quarter of 2013.

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

We have not recorded any liabilities for uncertain tax positions or any related interest and penalties. Our tax returns are open to audit for years ending December 31, 2011 to 2014.

Advertising

Advertising costs are expensed as incurred and totaled $19,584 and $4,725 for the years ended December 31, 2014 and 2013, respectively.

Operating segments

As described above, our activities are directed in the life sciences field of biopreservation products and services. As of December 31, 2014 and 2013 this is the Company’s only operating unit and segment.

Concentrations of credit risk and business risk

In 2014 and 2013, we derived approximately 18% and 49%, respectively, of our revenue from our relationship with one contract manufacturing customer. In 2014 we derived approximately 11% of our revenue from one other customer and in 2013, we derived approximately 14% of our revenue from one other customer, which included license revenue and core product revenue. No other customer accounted for more than 10% of revenue in 2014 or 2013. At December 31, 2014, two customers accounted for 25% of gross accounts receivable. At December 31, 2013, three customers accounted for approximately 64% of total gross accounts receivable.

Revenue from customers located in foreign countries represented 16% and 9% of total revenue during the years ended December 31, 2014 and 2013, respectively.

Research and development

Research and development costs are expensed as incurred.

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

The fair value of options at the date of grant is determined under the Black-Scholes option pricing model.  During the years ended December 31, 2014 and 2013, the following weighted-average assumptions were used:

Assumptions	2014	2013
Risk-free rate	2.01%	2.25%
Annual rate of dividends	––	––
Historical volatility	105.20%	105.20%
Expected life	7.0 years	7.0 years

The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.  We do not anticipate declaring dividends in the foreseeable future.  Volatility was based on historical data.  We utilize the simplified method in determining option lives.  The simplified method is used due to the fact that we have had significant structural changes in our business such that our historical exercise data may not provide a reasonable basis to estimate option lives.

We recognize compensation expense for only the portion of options that are expected to vest.  Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the years ended December 31, 2014 and 2013 was 7.00%.  If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.  Our stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

Recent accounting pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, Topic 606, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of fiscal 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

With the exception of the new revenue standard discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

2.	Accumulated Other Comprehensive Loss

The following table shows the changes in Accumulated Other Comprehensive Loss by component for the year ended December 31, 2014:

Year Ended December 31, 2014
Beginning Balance	$––
Unrealized Loss on Investments, Current Period	(6,448)
Ending Balance	$(6,448)

3.	Fair Value Measurement

In accordance with FASB ASC Topic 820, "Fair Value Measurements and Disclosures," (“ASC Topic 820”), the Company measures its cash and cash equivalents and short term investments at fair value on a recurring basis. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value fair hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs that reflect quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1 for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3 – Unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

As of December 31, 2014 and 2013, the Company does not have liabilities that are measured at fair value.

The following tables set forth the Company's financial assets measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, based on the three-tier fair value hierarchy:

As of December 31, 2014	Level 1	Level 2	Total
Bank deposits	$972,891	$—	$972,891
Money market funds	1,565,867	—	1,565,867
Cash and cash equivalents	2,538,758	—	2,538,758
Corporate debt securities	6,799,702	—	6,799,702
Commercial paper	599,934	—	599,934
Short term investments	7,399,636	—	7,399,636
Total	$9,938,394	$—	$9,938,394

As of December 31, 2013	Level 1	Level 2	Total
Bank deposits	$156,273	$—	$156,273
Total	$156,273	$—	$156,273

The fair values of bank deposits, money market funds, corporate debt securities and commercial paper classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the twelve months ended December 31, 2014 and December 31, 2013.

Investments in debt securities at December 31, 2014, are investment grade and carried a long-term rating of BBB or higher.

4.	Short Term Investments

The amortized cost and fair value of short term investments as of December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$6,806,150	$—	$(6,448)	$6,799,702
Commercial paper	599,934	—	$—	599,934
Total marketable securities	$7,406,084	$—	$(6,448)	$7,399,636

As of December 31, 2014, there are no short term investments, classified and accounted for as available-for-sale securities that have been in a continuous unrealized loss position in excess of twelve months.

As of December 31, 2014, the amortized cost and fair value of short term investments by contractual maturity were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$6,804,123	$6,798,892
Due in 1-2 years	601,961	600,744
Total marketable securities	$7,406,084	$7,399,636

As of December 31, 2013, the Company did not hold any short term investments.

5.	Inventories

Inventories consist of the following at December 31, 2014 and 2013:

	2014	2013
Raw materials	$362,656	$334,031
Work in progress	79,012	14,570
Finished goods	523,556	72,323
Total	$965,224	$420,924

6.	Deferred Rent

Deferred rent consists of the following at December 31, 2014 and 2013:

	2014	2013
Landlord-funded leasehold improvements	$1,124,790	$1,047,026
Less accumulated amortization	(248,531)	(133,063)
Total (current portion $130,216 and $111,250 at December 31, 2014 and 2013, respectively)	876,259	913,963
Straight line rent adjustment	128,782	89,273
Total deferred rent	$1,005,041	$1,003,236

During 2014 and 2013, the Company recorded $125,000 and $191,583, respectively, in deferred rent relating to leasehold improvements funded by the Company’s landlord as incentives under the facility lease, offset by payments to the landlord of $47,237 and $45,546 in 2014 and 2013, respectively.  During the years ended December 31, 2014 and 2013, the Company recorded $115,468 and $93,876, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

In addition, during the years ended December 31, 2014 and 2013, the Company recorded deferred rent of $39,509 and $995, which represented the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

7.	Income Taxes

Income tax benefit reconciled to tax calculated at statutory rates is as follows:

	2014	2013
Federal tax (benefit) at statutory rate	$(1,122,270)	$(368,614)
Change in valuation allowance	1,122,900	342,174
Other	(630)	26,440
Provision for income taxes, net	$––	$––

At December 31, 2014 and 2013, the components of the Company’s deferred taxes are as follows:

	2014	2013
Deferred tax assets (liabilities)
Net operating loss carryforwards	$10,046,713	$7,836,904
Accrued compensation	170,161	155,084
Depreciation	14,282	13,185
Stock-based compensation	434,740	375,678
Accrued related party interest	––	1,190,547
Other	42,318	13,916
Total	10,708,214	9,585,314
Less: Valuation allowance	(10,708,214)	(9,585,314)
Net deferred tax asset	$––	$––

The Company has the following net operating loss tax carryforwards available at December 31, 2014:

Year of Expiration	Net Operating Losses
2018	$1,425,000
2019	1,234,000
2020	2,849,000
2021	4,168,000
2023	1,217,000
2024	646,000
2025	589,000
2026	873,000
2027	2,607,000
2028	2,512,000
2029	2,196,000
2030	1,232,000
2031	1,028,000
2032	437,000
2033	37,000
2034	6,499,000
Total	$29,549,000

In the event of a significant change in the ownership of the Company, the utilization of such loss and tax credit carryforwards could be substantially limited.

8.	Warrants

The following table summarizes warrant activity for the years ended December 31, 2014 and 2013:

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	517,858	$1.02	551,339	$0.98
Granted	6,910,283	4.75	––	––
Exercised	––	––	(22,321)	1.12
Forfeited/Expired	––	––	(11,160)	1.12
Outstanding and exercisable at end of year	7,428,141	$4.49	517,858	$1.02

As discussed in Note 1, during the year ended December 31, 2014, we issued 3,588,878 warrants with an expiration date of March 25, 2021 in connection with the Company’s public offering of units on March 25, 2014.   Each whole warrant is exercisable for a period of seven years to acquire one share of common stock with an exercise price of $4.75 per share. In addition, we issued 3,321,405 warrants with an expiration date of March 25, 2021 in connection with the conversion of approximately $14.3 million of indebtedness to the Company’s existing Note Holders into equity on March 25, 2014. Each whole warrant is exercisable for a period of seven years to acquire one share of common stock with an exercise price of $4.75 per share. There were no warrants exercised, forfeited or expired in the year ended December 31, 2014.

The outstanding warrants have expiration dates between November 2015 and March 2021.

9.	Stock-Based Compensation

Stock Compensation Plans

Our stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We have the following stock-based compensation plans and programs:

During 1998, we adopted the 1998 Stock Option Plan (the “1998 Plan”). An aggregate of 285,714 shares of common stock were reserved for issuance upon the exercise of options granted under the 1998 Plan. In September 2005, the shareholders approved an increase in the number of shares available for issuance to 714,285 shares. The 1998 Plan expired on August 31, 2008. The options are exercisable for up to ten years from the grant date. As of December 31, 2014, there were outstanding options to purchase 415,709 share of Company common stock under the 1998 Plan.

Subsequent to the expiration of the 1998 Plan, the Company issued, outside of the 1998 Plan, non-incentive stock options for an aggregate of 1,243,584 shares of Company common stock. Of this amount, 858,634 remain outstanding.

During 2013, we adopted the 2013 Performance Incentive Plan (the “2013 Plan”), which allows us to grant options or restricted stock units to all employees, including executive officers, outside consultants and non-employee directors. An aggregate of 142,857 shares of common stock were reserved for issuance upon the exercise of options granted under the 2013 Plan. Option vesting periods are generally four years for the 2013 Plan. Options granted under this plan generally expire ten years from the effective date of grant. As of December 31, 2014, there were outstanding options to purchase 116,427 share of Company common stock and no unvested restricted stock units outstanding under the 2013 Plan.

Issuance of Shares

When options and warrants are exercised, it is the Company’s policy to issue new shares.

Stock Option Activity

The following is a summary of stock option activity under our stock option plans for 2014 and 2013, and the status of stock options outstanding at December 31, 2014 and 2013:

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,417,309	$1.36	1,452,082	$1.24
Granted	95,000	3.36	21,427	9.67
Exercised	(68,520)	1.22	(25,419)	1.00
Forfeited	(49,895)	1.51	(29,001)	1.56
Expired - vested	(3,124)	2.23	(1,780)	1.12
Outstanding at end of year	1,390,770	$1.50	1,417,309	$1.36

Stock options exercisable at year end	1,225,358	$1.33	1,177,588	$1.19

Weighted average fair value of options granted was $2.84 and $8.20  per share for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, stock options covering 68,520 shares of common stock with a total intrinsic value of $155,704 were exercised. During the year ended December 31, 2013, stock options covering 25,419 shares of common stock with a total intrinsic value of $73,627 were exercised.

As of December 31, 2014, there was $571,401 of aggregate intrinsic value of outstanding stock options, including $549,184 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of December 31, 2014.  This amount will change based on the fair market value of the Company’s stock.

The following table summarizes information about stock options outstanding at December 31, 2014:

	Number	Weighted Average
Range of	Outstanding at	Remaining	Weighted Average
Exercise Prices	December 31, 2014	Contractual Life	Exercise Price
$0.49-$1.00	167,853	2.95	$0.92
$1.01-$1.30	758,507	4.43	$1.14
$1.31-$2.00	333,699	5.51	$1.43
$2.01-$10.75	130,711	9.15	$4.49
	1,390,770	4.95	$1.50

The weighted average remaining contractual life of exercisable options at December 31, 2014, is 4.49 years. Total unrecognized compensation cost at December 31, 2014 of $327,705 is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Unit Activity

During 2013, we granted 4,762 restricted stock units to a Director under the 2013 Plan. The stock units were granted at the price of $10.50 per share, which was the fair value of the stock on the grant date. The Company recognized $50,000 in stock compensation related to this grant in 2013, which is included in general and administrative expenses. This grant was converted to Common Stock upon grant, as it was fully vested on the date of the grant. As of December 31, 2014, there were no restricted stock units outstanding.

10.	Commitments and Contingencies

Leases

On August 19, 2014 we signed an amendment to our lease agreement, which expanded the premises leased by the Company from the landlord from approximately 26,000 to approximately 30,000 rentable square feet. The term of the lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent increased to approximately $59,700 effective January 1, 2015, with scheduled annual increases each August and again in October for the most recent amendment. The Company is also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

The following is a schedule of future minimum lease payments required under the facility leases as of December 31, 2014:

Year Ending
December 31

2015	$662,000
2016	676,000
2017	690,000
2018	704,000
2019	718,000
Thereafter	1,166,000
Total	$4,616,000

Rental expense for this facility lease for the years ended December 31, 2014 and 2013 totaled $728,086 and $625,131, respectively.  These amounts include the Company’s proportionate share of property taxes and other operating expenses as defined by the lease.

Employment agreements

We have employment agreements with the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Operating Officer, Vice President, Marketing and Vice President, Global Sales. None of these employment agreements is for a definitive period, but rather each will continue indefinitely until terminated in accordance with its terms. The agreements provide for a base annual salary, payable in monthly (or shorter) installments.  In addition, the agreement with the Chief Executive Officer provides for incentive bonuses at the discretion of the Board of Directors. Under certain conditions and for certain of these officers, we may be required to pay additional amounts upon terminating the officer or upon the officer resigning for good reason.

biologistex

Our agreement to form the biologistex joint venture requires us to make an initial capital contribution of $2.4 million. As of December 31, 2014 the remaining capital contribution commitment is $2.4 million. In addition, we agreed to pay SAVSU $1 million in consideration of SAVSU’s participation in biologistex. As of December 31, 2014, we have recorded $0.3 million related to this commitment. If certain performance requirements are met, these payments to SAVSU will be made in monthly increments for twelve months. In addition, biologistex is required to purchase approximately $2.6 million in Smart Containers from SAVSU. See “Note 1. Organization and Significant Accounting Policies – Recent Developments – biologistex Joint Venture” for more information.

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently material to the Company's business.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the year ended December 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the design effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of December 31, 2014.   Based on our assessment, we conclude that as of December 31, 2014 our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2014.

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

None.

PART III

Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2015 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics which can be reviewed and printed from our website www.biolifesolutions.com.

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

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

        (1) Financial Statements (Included Under Item 8): The Index to the Financial Statements is included on page 32 of this Annual Report on Form 10-K and is incorporated herein by reference.

        (2) Financial Statement Schedules:

None.

        (3) Executive Compensation Plans and Arrangements

Employment Agreement dated February 19, 2015 between the Company and Michael Rice, identified in Exhibit Index.

Employment Agreement dated February 19, 2015 between the Company and Daphne Taylor, identified in Exhibit Index.

Employment Agreement dated February 19, 2015 between the Company and Aby J. Mathew, identified in Exhibit Index.

Employment Agreement dated February 19, 2015 between the Company and Joseph Annicchiarico, identified in Exhibit Index.

Employment Agreement dated February 19, 2015 between the Company and Todd Berard, identified in Exhibit Index.

Employment Agreement dated February 19, 2015 between the Company and Matthew Snyder identified in Exhibit Index.

2013 Performance Incentive Plan, identified in Exhibit Index.

1998 Stock Option Plan, as amended through September 28, 2005, identified in Exhibit Index.

BioLife Solutions, Inc. Form of Non-Plan Stock Option Agreement, identified in the Exhibit Index.

(b)   Exhibits

        Reference is made to the Index of Exhibits beginning on page 55, which is incorporated herein by reference.

(c)   Excluded financial statements:

        None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Date: March 12, 2015	By:	/s/ Michael Rice
Michael Rice
Chief Executive Officer and President (principal executive officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2015	By:	/s/ Michael Rice
Michael Rice
Chief Executive Officer and President (principal executive officer) and Director

Date: March 12, 2015	By:	/s/ Daphne Taylor
Daphne Taylor
Chief Financial Officer (principal financial officer and principal accounting officer)

Date: March 12, 2015	By:	/s/ Raymond Cohen
Raymond Cohen
Chairman of the Board of Directors

Date: March 12, 2015	By:	/s/ Andrew Hinson
Andrew Hinson
Director

Date: March 12, 2015	By:	/s/ Joseph Schick
Joseph Schick
Director

Date: March 12, 2015	By:	/s/ Frederick Stewart
Frederick Stewart
Director

Index of Exhibits –

See Exhibit Index below for exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 24, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2014)
3.3	Amended and Restated Bylaws of BioLife Solutions, Inc., effective April 25, 2013 (included as Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed March 27, 2013)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 5.1 to the Annual Report on Form 10-K filed on February 12, 2014)
10.1	1998 Stock Option Plan, as amended through September 28, 2005 (included as Exhibit 4.3 to the Registration Statement on Form S-8 filed on June 24, 2013)
10.2	2013 Performance Incentive Plan (included as Exhibit A to the Registrant’s restated Definitive Proxy Statement filed on May 21, 2013)
10.3	BioLife Solutions, Inc. Form of Non-Plan Stock Option Agreement (included as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 24, 2013)
10.4
Lease Agreement dated August 1, 2007 for facility space 3303 Monte Villa Parkway, Bothell, WA 98021 (included as Exhibit 10.27 and Exhibit 10.29 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)

10.5
First Amendment to the Lease, dated November 4, 2008, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)

10.6
Second Amendment to the Lease, dated March 2, 2012, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.30 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed May 14, 2012)

10.7
Third Amendment to the Lease, dated June 15, 2012, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)

10.8
Fourth Amendment to the Lease, dated November 26, 2012, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)

10.9
Fifth Amendment to Lease, dated August 19, 2014, by and between the Company and Monte Villa Farms LLC (included as Exhibit 10.1 Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on November 6, 2014)

10.10
Manufacturing Service Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (included as Exhibit 10.26 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)

10.11
Storage Services Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (included as Exhibit 10.25 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)

10.12
Order Fulfillment Services Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (included as Exhibit 10.23 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)

10.13	Warrant to purchase Common Stock issued to Thomas Girschweiler (included as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed March 28, 2011)
10.14	Warrant to purchase Common Stock issued to Walter Villiger (included as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed March 28, 2011)
10.15	Warrant to purchase Common Stock issued to Thomas Girschweiler (included as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 29, 2012)
10.16	Warrant to purchase Common Stock issued to Walter Villiger (included as Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 29, 2012)
10.17	Warrant to purchase Common Stock issued to Thomas Girschweiler (included as Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)
10.18	Warrant to purchase Common Stock issued to Walter Villiger (included as Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)
10.19	Note Conversion Agreement, dated December 16, 2013, by and among the Company and Walter Villiger (included as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2013)
10.20	Note Conversion Agreement, dated December 16, 2013, by and among the Company and Thomas Girschweiler (included as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2013)
10.21*
Manufacturing Services Agreement with Organ Recovery Systems, Inc., effective as of December 22, 2011 (included as Exhibit 10.44 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 23, 2014)

10.22
Form of Warrant issued to Taurus4757 GmbH and WAVI Holding AG pursaunt to conversion of outstanding notes (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 25, 2014)

10.23	Form of Warrant issued to purchasers in the March 25, 2014 public offering (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed March 20, 2014)
10.24
Assignment and Amendment of Note Conversion Agreement, dated February 11, 2014, by and among the Company, Walter Villiger and WAVI Holding AG (included as Exhibit 10.1 to the Current Report on Form 8-K filed on February 12, 2014)

10.25
Assignment and Amendment of Note Conversion Agreement, dated February 11, 2014, by and among the Company, Thomas Girschweiler and Taurus4757 GmbH (included as Exhibit 10.2 to the Current Report on Form 8-K filed on February 12, 2014)

10.26
biologistex CCM, LLC Limited Liability Company Agreement dated September 29, 2014 (included as Exhibit 10.2 Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on November 6, 2014)

10.27*
Supply and Distribution Agreement between SAVSU Technologies, LLC and biologistex CCM dated September 29, 2014 (included as Exhibit 10.3 Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on November 6, 2014)

10.28*
Services Agreement between BioLife Solutions, Inc. and biologistex CCM dated September 29, 2014 (included as Exhibit 10.4 Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on November 6, 2014)

10.29	Employment Agreement dated February 19, 2015 between the Company and Michael Rice
10.30	Employment Agreement dated February 19, 2015 between the Company and Aby Mathew
10.31	Employment Agreement dated February 19, 2015 between the Company and Daphne Taylor
10.32	Employment Agreement dated February 19, 2015 between the Company and Joseph Annicchiarico
10.33	Employment Agreement dated February 19, 2015 between the Company and Matthew Snyder
10.34	Employment Agreement dated February 19, 2015 between the Company and Todd Berard
21.1	Subsidiaries of the Company
23.1	Consent of Peterson Sullivan LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an order granted by the SEC.