Form 10-Q
period 2015-03-31
BIOLIFE SOLUTIONS INC
filed 2015-05-07
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

As of April 30, 2015, 12,154,858 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
BIOLIFE SOLUTIONS, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$2,971,840	$2,538,758
Short term investments	5,606,453	7,399,636
Accounts receivable, trade, net of allowance for doubtful accounts of $0 at March 31, 2015 and December 31, 2014	851,044	901,623
Inventories	1,242,787	965,224
Prepaid expenses and other current assets	289,018	360,521
Total current assets	10,961,142	12,165,762

Property and equipment
Leasehold improvements	1,284,491	1,284,491
Furniture and computer equipment	500,313	476,788
Manufacturing and other equipment	989,989	972,386
Subtotal	2,774,793	2,733,665
Less: Accumulated depreciation	(1,161,706)	(1,078,060)
Net property and equipment	1,613,087	1,655,605
Internal use software	334,640	––
Intangible asset	2,215,385	2,215,385
Long term deposits	36,166	36,166
Total assets	$15,160,420	$16,072,918

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$900,348	$474,662
Accrued expenses and other current liabilities	160,898	121,869
Accrued compensation	272,923	535,029
Deferred rent	130,216	130,216
Total current liabilities	1,464,385	1,261,776
Long term liabilities
Deferred rent, long term	848,041	874,825
Total liabilities	2,312,426	2,136,601

Commitments and contingencies (Note 10)

Shareholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 12,107,101 and 12,084,859 shares issued and outstanding at March 31, 2015 and December 31, 2014	12,107	12,084
Additional paid-in capital	71,969,748	71,911,328
Accumulated other comprehensive loss	(949)	(6,448)
Accumulated deficit	(61,144,469)	(60,112,987)
Total BioLife Solutions, Inc. shareholders' equity	10,836,437	11,803,977
Total non-controlling interest equity	2,011,557	2,132,340
Total shareholders' equity	12,847,994	13,936,317
Total liabilities and shareholders' equity	$15,160,420	$16,072,918

The accompanying Notes to Consolidated Financial Statements are an interal part of these consolidated financial statements

BIOLIFE SOLUTIONS, INC.
Consolidated Statements of Operations
(unaudited)

	Three Month Period Ended March 31,
	2015	2014
Product revenue	$1,500,722	$2,065,030
Cost of product sales	618,099	1,161,641
Gross profit	882,623	903,389
Operating expenses
Research and development	322,165	167,287
Sales and marketing	500,255	241,400
General and administrative	1,220,705	863,743
Total operating expenses	2,043,125	1,272,430

Operating loss	(1,160,502)	(369,041)

Other income (expenses)
Interest income	8,237	––
Interest expense	––	(177,308)
Amortization of deferred financing costs	––	(13,022)
Total other income (expenses)	8,237	(190,330)

Net Loss	(1,152,265)	(559,371)
Net loss attributable to non-controlling interest	120,783	––
Net Loss attributable to BioLife Solutions, Inc.	$(1,031,482)	$(559,371)

Basic and diluted net loss per common share attributable to BioLife Solutions, Inc.	$(0.09)	$(0.10)

Basic and diluted weighted average common shares used to calculate net loss per common share	12,100,588	5,568,802

The accompanying Notes to Consolidated Financial Statements are an interal part of these consolidated financial statements

BIOLIFE SOLUTIONS, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Month Period Ended March 31,
	2015	2014
Net loss	$(1,152,265)	$(559,371)

Other comprehensive income
Unrealized gain on available-for-sale investments	5,499	––
Total other comprehensive income	5,499	––

Comprehensive loss attributable to non-controlling interest	120,783	––
Comprehensive loss attributable to BioLife Solutions, Inc.	$(1,025,983)	$(559,371)

The accompanying Notes to Consolidated Financial Statements are an interal part of these consolidated financial statements

BIOLIFE SOLUTIONS, INC.
Consolidated Statements of Cash Flows

(unaudited)

	Three Month Period Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(1,152,265)	$(559,371)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	83,646	62,506
Stock-based compensation expense	33,509	51,619
Stock issued for services	––	80,000
Amortization of deferred financing costs	––	13,022
Amortization of deferred rent related to lease incentives	(31,750)	(39,778)
Accretion and amortization on available for sale investments	40,901	––

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	50,579	(316,248)
Inventories	(277,563)	123,819
Prepaid expenses and other current assets	72,156	88,961
Increase (Decrease) in
Accounts payable	221,046	(159,087)
Accrued compensation and other current liabilities	(353,077)	(411,650)
Accrued interest, related parties	––	177,308
Deferred rent	4,966	(5,227)
Net cash used in operating activities	(1,307,852)	(894,126)

Cash flows from investing activities
Sales of available-for-sale investments	2,100,000	––
Purchases of available-for-sale investments	(342,872)	––
Purchase of property and equipment	(41,128)	(18,777)
Net provided by (used in) investing activities	1,716,000	(18,777)

Cash flows from financing activities
Proceeds from sale of common stock, net of expenses	––	13,596,230
Proceeds from exercise of common stock options	24,934	––
Net cash provided by financing activities	24,934	13,596,230

Net increase in cash and cash equivalents	433,082	12,683,327

Cash and cash equivalents - beginning of period	2,538,758	156,273

Cash and cash equivalents - end of period	$2,971,840	$12,839,600

Non-cash investing activities
Costs incurred for capitalized internal use software not paid as of quarter end (amounts are included in liabilities)	$334,640	$––

Non-cash financing activities
Conversion of notes payable and related party accrued interest to equity, net of unamortized deferred finance costs	$––	$14,180,193

The accompanying Notes to Consolidated Financial Statements are an interal part of these consolidated financial statements

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full year. These consolidated financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the SEC.

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Concentrations of credit risk and business risk

In the three months ended March 31, 2015, we derived approximately 11% of our product revenue from one customer.  In the three months ended March 31, 2014, we derived approximately 45% of our product revenue from our relationship with one contract manufacturing customer. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2015 or 2014. At March 31, 2015, two customers accounted for approximately 25% of total gross accounts receivable. At December 31, 2014, two customers accounted for approximately 25% of total gross accounts receivable.

Revenue from customers located in foreign countries represented 21% and 9% of total revenue during the three months ended March 31, 2015 and 2014, respectively.

Internal Use Software

We capitalize costs associated with the development of the biologistex web and mobile applications, which we consider internal-use software. Capitalization of costs began in the first quarter of 2015, when we reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees, who are directly associated with the development of the applications. Capitalization will cease once we have completed all substantial testing, at which time the applications are complete and ready for their intended use.

In the three months ended March 31, 2015, we capitalized $0.3 million in costs related to the development of the biologistex web and mobile applications. Maintenance and enhancement costs, including those costs in the post-implementation stages, will be expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized. Capitalized costs will be amortized on a straight-line basis over estimated useful life of three years once the software has been commercially deployed.

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

2.	Accumulated Other Comprehensive Loss

The following tables show the changes in Accumulated Other Comprehensive Loss by component for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Unrealized Loss on Investments, Beginning Balance	$(6,448)
Unrealized Gain on Investments, Current Period	5,499
Unrealized Loss on Investments, Ending Balance	$(949)

3.	Fair Value Measurement

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

As of March 31, 2015 and December 31, 2014, the Company does not have liabilities that are measured at fair value.

The following tables set forth the Company's financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, based on the three-tier fair value hierarchy:

As of March 31, 2015	Level 1	Level 2	Total
Bank deposits	$414,840	$—	$414,840
Money market funds	2,557,000	—	2,557,000
Cash and cash equivalents	2,971,840	—	2,971,840
Corporate debt securities	5,606,453	—	5,606,453
Total	$8,578,293	$—	$8,578,293

As of December 31, 2014	Level 1	Level 2	Total
Bank deposits	$972,891	$—	$972,891
Money market funds	1,565,867	—	1,565,867
Cash and cash equivalents	2,538,758	—	2,538,758
Corporate debt securities	6,799,702	—	6,799,702
Commercial paper	599,934	—	599,934
Short term investments	7,399,636	—	7,399,636
Total	$9,938,394	$—	$9,938,394

The fair values of bank deposits, money market funds, corporate debt securities and commercial paper classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015 and the twelve months ended December 31, 2014.

Investments in debt securities at March 31, 2015, are investment grade and carried a long-term rating of BBB or higher.

4.	Short Term Investments

The amortized cost and fair value of short term investments as of March 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$5,607,402	$—	$(949)	$5,606,453

The amortized cost and fair value of short term investments as of December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$6,806,150	$—	$(6,448)	$6,799,702
Commercial paper	599,934	—	$—	599,934
Total marketable securities	$7,406,084	$—	$(6,448)	$7,399,636

As of March 31, 2015, there are no short term investments, classified and accounted for as available-for-sale securities that have been in a continuous unrealized loss position in excess of twelve months.

As of March 31, 2015, all of the Company’s short term investments had maturity dates due within 1 year or less.

5.	Inventory

Inventory consists of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Raw materials	$367,719	$362,656
Work in progress	345,314	79,012
Finished goods	529,754	523,556
Total	$1,242,787	$965,224

6.	Deferred Rent

Deferred rent consists of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Landlord-funded leasehold improvements	$1,124,790	$1,124,790
Less accumulated amortization	(280,281	(248,531)
Total	844,509	876,259
Straight line rent adjustment	133,748	128,782
Total deferred rent	$978,257	$1,005,041

During the three month periods ended March 31, 2015 and 2014, the Company recorded $31,750 and $27,063, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

7.	Share-based Compensation

Stock Options

The following is a summary of stock option activity for the three month period ended March 31, 2015, and the status of stock options outstanding at March 31, 2015:

	Three Month Period Ended
	March 31, 2015
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	1,390,770	$1.50
Exercised	(22,242)	1.12
Outstanding at March 31, 2015	1,368,528	$1.51

Stock options exercisable at March 31, 2015	1,233,272	$1.34

As of March 31, 2015, there was $523,956 of aggregate intrinsic value of outstanding stock options, including $514,621 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2015.  This amount will change based on the fair market value of the Company’s stock.  There were no options granted in the three months ended March 31, 2015 and 2014. During the quarter ended March 31, 2015 intrinsic value of awards exercised was $20,937.

The fair value of share-based payments made with stock options to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions.

We recorded stock compensation expense related to options for the three month periods ended March 31, 2015 and 2014, as follows

	Three Month Period Ended
	March 31,
	2015	2014
Research and development costs	$6,944	$8,135
Sales and marketing costs	5,755	2,723
General and administrative costs	7,773	26,165
Cost of product sales	13,037	14,596
Total	$33,509	$51,619

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three month periods ended March 31, 2015 and 2014 was approximately 7%.

As of March 31, 2015, we had approximately $294,196 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately 2.75 years.

During the three months ended March 31, 2014, we issued or committed to issue common stock of the Company with a value of $80,000 for services rendered during the period. These costs were recorded in general and administrative expenses during the period.

On May 4, 2015 the Board of Directors approved the grant of stock options exercisable into approximately 1.2 million shares to be granted to executive and directors following shareholder approval of proposed amendments to the Company’s 2013 Performance Incentive Plan at the Company’s annual meeting on May 4, 2015.

Restricted Stock

At March 31, 2015, there were no unvested restricted stock units outstanding.

8.	Warrants

At March 31, 2015 and December 31, 2014, we had 7,428,141 warrants outstanding and exercisable with a weighted average exercise price of $4.49. The outstanding warrants have expiration dates between November 2015 and March 2021.

9.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three month periods ended March 31, 2015 and 2014, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of March 31, 2015 and 2014, respectively:

	Three Month Period Ended March 31,
	2015	2014
Basic and diluted weighted average common stock shares outstanding	12,100,588	5,568,802
Potentially dilutive securities excluded from loss per share computations:
Common stock options	1,368,528	1,370,465
Common stock purchase warrants	7,428,141	7,428,141

10.	Commitments & Contingencies

Leases

We lease approximately 30,000 square feet in our Bothell, Washington headquarters. The term of our lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent is approximately $59,700, with scheduled annual increases each August and again in October for the most recent amendment. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

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

biologistex

Our biologistex joint venture committed to purchase approximately $2.4 million in Smart Containers from SAVSU. As of March 31, 2015, the purchase commitment is $2.4 million.

We agreed to pay SAVSU $1 million in consideration of SAVSU’s participation in the biologistex joint venture. If certain performance requirements are met, these costs to SAVSU will be recorded in monthly increments for twelve months. As of March 31, 2015, we have recorded $0.4 million related to this commitment.

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently material to the Company’s business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Quarterly Report on Form 10-Q. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

●	anticipated product developments, regulatory filings and related requirements;
●	timing and amount of future contractual payments, product revenue and operating expenses;
●	market acceptance of our products and the estimated potential size of these markets; and
●	projections regarding liquidity, capital requirements and the terms of any financing agreements.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents referred to or incorporated by reference, the date of those documents.

All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC.

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

Our proprietary, clinical grade HypoThermosol® FRS and CryoStor® biopreservation media products are marketed to the regenerative medicine, biobanking and drug discovery markets, including hospital-based stem cell transplant centers, pharmaceutical companies, cord blood and adult stem cell banks, hair transplant centers, and suppliers of cells to the drug discovery, toxicology testing and diagnostic markets. All of our biopreservation media products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices (cGMP) using United States Pharmacopia (USP)/Multicompendial or the highest available grade components.

Our patented biopreservation media products are formulated to reduce preservation-induced, delayed-onset cell damage and death. Our platform enabling technology provides our customers significant shelf life extension of biologic source material and final cell products, and also greatly improved post-preservation cell, tissue, and organ viability and function. We believe that our products have been incorporated into the manufacturing, storage, shipping, freezing, and clinical delivery processes of over 185 pre-clinical projects and clinical trials in the regenerative medicine market segment applications.

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

On September 29, 2014, we entered into a limited liability company agreement with SAVSU Technologies, LLC, a Delaware limited liability company to create a 20-year joint venture for the purpose of acquiring, developing, maintaining, owning, operating, marketing and selling an integrated platform of a cloud-based information service and precision thermal shipping products. The EVO™ line is our new line of “smart shippers” designed for the shipment of materials, which must be maintained frozen, at 2-8˚C and/or controlled room temperature temperatures and where near real time monitoring of temperature, location, and payload status information is necessary. A sophisticated electronics package embedded in the EVO provides streaming data to the biologistex web-based application; where real time shipment status, history, and reports can be generated. Designed for small volume shipments; it fills a critical need in chain-of-custody scenarios for temperature sensitive shipments of cells, tissues, and other cell based products.

Highlights for the First Quarter of 2015

●
Proprietary core products revenue in the first quarter of 2015 increased 30% over the first quarter of 2014 to a record $1.5 million, reflecting continued adoption of our products in clinical trials in the regenerative medicine market, as well as increased sales to our US and international distributors.

●
Gross margin in the first quarter of 2015 was 59%, compared to 44% in the first quarter of 2014. The improvement over 2014 is a result of a change in our product mix, with essentially all revenue in the quarter realized from sales of our proprietary biopreservation media products as compared to the first quarter of 2014 that included a significant amount of low margin contract-manufacturing revenue.

●
Consolidated net loss attributable to BioLife for the first quarter of 2015 was $1.0 million or $0.09/share, compared to a net loss of $0.6 million or $0.10/share in the first quarter of 2014. The increase in the loss is primarily the result of increased headcount and spending related to development and launch activities of our biologistex joint venture.

●
New Product Introductions: Cell Thawing Media - We commenced GMP manufacturing of low molecular weight dextran solutions for use in thawing human cells after cryopreservation in response to inquiries from numerous customers and clinicians who have been subjected to an extended worldwide shortage of dextran solutions that are used off-label to transition frozen cells to room temperature.

●
New Data Published by the Mayo Clinic on Product Performance: We announced that our CryoStor cell freeze media was utilized in a Mayo Clinic porcine animal study of umbilical cord blood-derived mononuclear cells (UBC-MNC) to evaluate the safety and feasibility of these cells for cardiac regeneration in pediatric congenital heart disease (CHD).

●	New Patent: We expanded our intellectual property protection with the granting of new Australian patent number 2009228056 titled, “Materials and Methods for Hypothermic Collection of Whole Blood”.

●	Innovation Recognition: We received the 2015 Silver Award for Achievement in Medical Technology from Seattle Business Magazine.

●
Executive Appointments & Awards: Dr. Aby J. Mathew, PhD, Chief Technology Officer, was appointed to the founding board of directors of the newly formed Cord Blood Association.  Also, Kevin O’Donnell, Vice President, Cold Chain Standards, Practices, and Compliance was named 2014 Distinguished Editor/Author of the Year by the Parenteral Drug Association, for his published book “Cold Chain Chronicles.

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

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2015 and 2014

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	March 31,
	2015	2014	% Change
Revenue:
Core product sales	$1,477,176	$1,132,245	30%
Contract manufacturing services	23,546	932,785	(97)%
Total revenue	1,500,722	2,065,030	(27)%

Cost of sales	618,099	1,161,641	(47)%
Gross profit	$882,623	$903,389	(2)%
Gross margin %	59%	44%

Core Product Sales. Our core products are sold through both direct and indirect channels to customers in the regenerative medicine, biobanking and drug discovery markets. Sales of our core proprietary products in the three months ended March 31, 2015 increased compared to the same period in 2014, due primarily to a 33% increase in volume sold. Proprietary revenue growth was driven by a 92% year over year increase from customers in the regenerative medicine segment. Several new regenerative medicine customers commenced product evaluations in the quarter and others started using CryoStor and HypoThermosol to preserve cell-based therapeutics in clinical trials focused on various cancers including leukemia, melanoma, renal cancer, liver cancer, as well as limb ischemia and dermal defects. We believe our products are incorporated in over 185 pre-clinical projects and clinical trials in the regenerative medicine segment. We anticipate that revenue from this market will become fully realized over the next three to five years as some customers receive regulatory and marketing approvals for their clinical cell and tissue-based products. We expect to see continued growth in adoption and use of our proprietary biopreservation media products, and estimate 20% - 30% growth in core product revenue over 2014. Additionally, we expect to fully commercialize our biologistex Cold Chain Management service starting early in the second half of this year and to report revenue from this service in the third quarter.

Contract Manufacturing Services. In the first quarter of 2015, contract manufacturing revenue was the result of process validation work performed for one customer. Based on recent communication from this customer regarding the pace of their clinical trial, we do not expect any future revenue from this customer. In 2014, contract manufacturing services represented sales of product to one significant customer. The contract with this customer was terminated in May of 2014.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses.  Cost of sales in the three months ended March 31, 2015 decreased compared to the same periods in 2014 due primarily to the reduction in contract manufacturing services revenue and costs related to the manufacture of this product.

Gross Margin. Gross margin as a percentage of revenue was 59% in the three months ended March 31, 2015 compared to 44% in the three months ended March 31, 2014. The increase was due an increase in core product revenue and a decrease in low margin contract manufacturing revenue. For the full year, we expect gross margin to be in the range of 55% to 60%.

Revenue Concentration. In the three months ended March 31, 2015, we derived approximately 11% of our product revenue from one customer.  In the three months ended March 31, 2014, we derived approximately 45% of our product revenue from our relationship with one contract manufacturing customer. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2015 or 2014.

Operating Expenses

Our operating expenses for the three month periods ended March 31, 2015 and 2014 were:

	Three Month Period Ended
	March 31,
	2015	2014	% Change
Operating Expenses:
Research and development	$322,165	$167,287	93%
Sales and marketing	500,255	241,400	107%
General and administrative	1,220,705	863,743	41%
Operating Expenses	2,043,125	1,272,430	61%
% of revenue	136%	62%

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs.  We expense all research and development costs as incurred.  Research and development expenses excludes the costs associated with development of customized internal-use software systems. Research and development expenses for the three months ended March 31, 2015 increased compared to the three months ended March 31, 2014, due primarily to higher personnel costs, with the addition of personnel in the fourth quarter of 2014, and salary increases that were effective on January 1, 2015.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising.  The increase in the three months ended March 31, 2015 compared to the same period in 2014 were due primarily to higher personnel costs, with the addition of personnel in 2014 and costs related to the initial marketing activities of our biologistex joint venture, and salary increases that were effective on January 1, 2015.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, corporate insurance, and participation fees to SAVSU related to the biologistex joint venture.  The increases in general and administrative expenses in the three months ended March 31, 2015 compared to the same period in 2014 includes approximately $0.2 million in participation fees to SAVSU related to the biologistex joint venture, which represents two monthly installments. We recorded approximately $0.1 million more in higher personnel costs, including recruitment costs in the three months ended March 31, 2015 compared to 2014. Additionally, we recorded $0.6 million in higher corporate costs, including insurance, taxes, director fees and consulting fees in the three months ended March 31, 2015 compared to the same period in 2014.

Other Income (Expenses)

Interest Expense. The reduction in interest expense in the three months ended March 31, 2015 compared to the same period in 2014 is due to the conversion to equity of all outstanding notes and interest through March 25, 2014.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs represented the cost of warrants issued which were amortized over the life of the debt. In connection with the termination of the note facility agreements in March 2014, we recorded $101,852, the remaining unamortized costs, as an adjustment to additional paid in capital.

Liquidity

We expect to end the year with approximately $4 million in cash, cash equivalents and short term investments. The estimated use of cash in 2015 includes substantial costs related to the development and marketing launch of our biologistex Cold Chain Management service. We anticipate that our current level of cash and cash equivalents is sufficient to meet our liquidity needs for the foreseeable future and do not expect a need to raise operating capital in 2015 or 2016.

We expect to have ongoing cash requirements which we plan to fund through total available liquidity and cash flows generated from operations. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are centered on growing our core business, launching and deploying our biologistex service, and continuing to strengthen our balance sheet and competitive position.

On March 31, 2015, we had $8.6 million in cash, cash equivalents and short term investments, compared to cash and cash equivalents of $9.9 million at December 31, 2014.

Net Cash Used In Operating Activities

During the three months ended March 31, 2015, net cash used in operating activities was $1.3 million compared to $0.9 million for the three months ended March 31, 2014. Cash used in operating activities increased primarily due to the use of cash to fund a higher net loss, which was offset by cash provided by changes in operating assets and liabilities during the period ended March 31, 2015 compared to the same period in 2014.

Net Cash Provided by/Used in Investing Activities

Net cash provided by investing activities totaled $1.7 million during the three months ended March 31, 2015, which was the result of sales and maturities of short term investments, net of purchases of short term investments and purchases of equipment during the quarter. Cash used in investing activities was $19,000 for the three months ended March 31, 2014, which was primarily the result of purchases of equipment and leasehold improvements.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $25,000 and $13.6 million in the three months ended March 31, 2015 and 2014, respectively. Net cash provided by financing activities during the three months ended March 31, 2015 was the result of proceeds received from employee stock option exercises. Net cash provided by financing activities in the three months ended March 31, 2014 was primarily the result of proceeds received from the registered public stock offering completed on March 25, 2014, net of placement agent fees and offering costs.

Upon conversion of all of our outstanding notes and interest to equity on March 25, 2014, we terminated the facility agreements.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates, including, but not limited to those related to accounts receivable allowances, determination of fair value of share-based compensation, contingencies, income taxes, useful lives and impairment of intangible assets and internal use software, and expense accruals. We base our estimates on historical experience and on other factors that we believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC.

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 12, 2015. There have been no significant changes to these obligations in the three months ended March 31, 2015. For more information regarding our current contingencies and commitments, see note 10 to the consolidated financial statements included above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: May 7, 2015	By:	/s/ Daphne Taylor
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