Form 10-Q
period 2015-09-30
BIOLIFE SOLUTIONS INC
filed 2015-11-12
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of November 10, 2015, 12,244,144 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

BIOLIFE SOLUTIONS, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$2,351,540	$2,538,758
Short term investments	2,902,105	7,399,636
Accounts receivable, trade, net of allowance for doubtful accounts of $0 at September 30, 2015 and December 31, 2014	792,274	901,623
Inventories	1,783,383	965,224
Prepaid expenses and other current assets	453,789	360,521
Total current assets	8,283,091	12,165,762

Property and equipment
Leasehold improvements	1,284,491	1,284,491
Furniture and computer equipment	535,768	476,788
Manufacturing and other equipment	1,017,262	972,386
Subtotal	2,837,521	2,733,665
Less: Accumulated depreciation	(1,333,608)	(1,078,060)
Net property and equipment	1,503,913	1,655,605
Internal use software	1,187,022	––
Intangible asset	2,215,385	2,215,385
Long term deposits	36,166	36,166
Total assets	$13,225,577	$16,072,918

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$978,279	$474,662
Accrued expenses and other current liabilities	150,980	121,869
Accrued compensation	372,426	535,029
Deferred rent	130,216	130,216
Total current liabilities	1,631,901	1,261,776
Long term liabilities
Deferred rent, long term	809,275	874,825
Total liabilities	2,441,176	2,136,601

Commitments and contingencies (Note 10)

Shareholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 12,172,715 and 12,084,859 shares issued and outstanding at September 30, 2015 and December 31, 2014	12,172	12,084
Additional paid-in capital	72,347,856	71,911,328
Accumulated other comprehensive loss	(601)	(6,448)
Accumulated deficit	(63,207,536)	(60,112,987)
Total BioLife Solutions, Inc. shareholders' equity	9,151,891	11,803,977
Total non-controlling interest equity	1,632,510	2,132,340
Total shareholders' equity	10,784,401	13,936,317
Total liabilities and shareholders' equity	$13,225,577	$16,072,918

BIOLIFE SOLUTIONS, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product sales	$1,631,926	$1,243,372	$4,629,407	$4,520,302
Cost of product sales	658,542	654,978	1,954,752	2,483,199
Gross profit	973,384	588,394	2,674,655	2,037,103
Operating expenses
Research and development	329,527	153,328	953,026	513,393
Sales and marketing	677,033	298,263	1,819,778	810,279
General and administrative	1,263,272	1,011,316	3,514,678	2,844,858
Total operating expenses	2,269,832	1,462,907	6,287,482	4,168,530

Operating loss	(1,296,448)	(874,513)	(3,612,827)	(2,131,427)

Other income (expenses)
Gain on disposal of property and equipment	––	4,400	––	4,400
Interest income	4,729	7,658	18,448	12,175
Interest expense	––	––	––	(177,308)
Amortization of deferred financing costs	––	––	––	(13,022)
Total other income (expenses)	4,729	12,058	18,448	(173,755)
Net loss	(1,291,719)	(862,455)	(3,594,379)	(2,305,182)
Net loss attributable to non-controlling interest	223,031	––	499,830	––
Net loss attributable to BioLife Solutions, Inc.	$(1,068,688)	$(862,455)	$(3,094,549)	$(2,305,182)
Basic and diluted net loss per common share attributable to BioLife Solutions, Inc.	$(0.09)	$(0.07)	$(0.26)	$(0.23)
Basic and diluted weighted average common shares used to calculate net loss per common share	12,157,575	12,042,739	12,134,474	9,987,682

BIOLIFE SOLUTIONS, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(1,291,719)	$(862,455)	$(3,594,379)	$(2,305,182)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale investments	789	(3,099)	5,847	(6,606)
Total other comprehensive income (loss)	789	(3,099)	5,847	(6,606)
Comprehensive loss attributable to non-controlling interest	223,031	––	499,830	––
Comprehensive loss attributable to BioLife Solutions, Inc.	$(1,067,899)	$(865,554)	$(3,088,702)	$(2,311,788)

BIOLIFE SOLUTIONS, INC.
Consolidated Statements of Cash Flows

(unaudited)
	Nine Month Period Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(3,594,379)	$(2,305,182)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	255,548	186,105
Gain on disposal of property and equipment	––	(4,400)
Stock-based compensation expense	336,630	183,501
Stock issued for services	––	210,000
Amortization of deferred financing costs	––	13,022
Amortization of deferred rent related to lease incentives	(95,250)	(121,103)
Accretion and amortization on available for sale investments	81,210	53,198

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	109,349	234,240
Inventories	(818,159)	(296,700)
Prepaid expenses and other current assets	(86,405)	16,638
Increase (Decrease) in
Accounts payable	253,647	(698,232)
Accrued compensation and other current liabilities	(175,482)	(185,928)
Accrued interest, related parties	––	177,308
Deferred rent	29,700	(18,007)
Deferred revenue	––	90,000
Net cash used in operating activities	(3,703,591)	(2,465,540)

Cash flows from investing activities
Sales of available-for-sale investments	5,825,000	102,376
Purchases of available-for-sale investments	(1,409,695)	(7,952,119)
Proceeds from the sale of property and equipment	––	4,400
Costs associated with internal use software development	(895,062)	––
Purchase of property and equipment	(103,856)	(247,155)
Net cash provided by (used in) investing activities	3,416,387	(8,092,498)

Cash flows from financing activities
Proceeds from sale of common stock, net of expenses	––	13,596,230
Proceeds from exercise of common stock options	99,986	80,592
Net cash provided by financing activities	99,986	13,676,822

Net increase (decrease) in cash and cash equivalents	(187,218)	3,118,784

Cash and cash equivalents - beginning of period	2,538,758	156,273

Cash and cash equivalents - end of period	$2,351,540	$3,275,057

Non-cash investing activities
Costs incurred for capitalized internal use software not paid as of quarter end (amounts are included in liabilities)	$291,960	$––
Non-cash financing activities
Conversion of notes payable and related party accrued interest to equity, net of unamortized deferred finance costs	$––	$14,180,193

BIOLIFE SOLUTIONS, INC.

Notes to Consolidated Financial Statements
(unaudited)

1.	Organization and Significant Accounting Policies

Business

BioLife Solutions, Inc. ("BioLife,” “us,” “we,” “our,” or the “Company”) is the leading developer, manufacturer and marketer of proprietary clinical grade cell and tissue hypothermic storage and cryopreservation freeze media and a related cloud hosted biologistics cold chain management app for smart shippers.  Our proprietary HypoThermosol® and CryoStor® platform of solutions are highly valued in the biobanking, drug discovery, and regenerative medicine markets. Our biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death.  Our enabling technology provides commercial companies and clinical researchers significant improvement in shelf life and post-preservation viability and function of cells, tissues, and organs.  Additionally, for our direct, distributor, and contract customers, we perform custom formulation, fill, and finish services.

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

Concentrations of credit risk and business risk

In each of the three and nine months ended September 30, 2015, we derived approximately 10% of our product revenue from one customer.  In the nine months ended September 30, 2014, we derived approximately 24% of our product revenue from our relationship with one contract manufacturing customer. Two other customers, in aggregate, accounted for 34% and 22% of revenue in the three and nine months ended September 30, 2014, respectively. No other customer accounted for more than 10% of revenue in the three or nine months ended September 30, 2015 or 2014. At September 30, 2015, two customers accounted for approximately 26% of total gross accounts receivable. At December 31, 2014, two customers accounted for approximately 25% of total gross accounts receivable.

Revenue from customers located in foreign countries represented 21% of total revenue in each of the three and nine months ended September 30, 2015 and 19% and 15% of total revenue during the three and nine months ended September 30, 2014, respectively.

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

In the nine months ended September 30, 2015, we capitalized $1.2 million in costs related to the development of the biologistex web and mobile applications. Of this amount, $0.2 million was unpaid as of September 30, 2015. Maintenance and enhancement costs, including those costs in the post-implementation stages, will be expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized. Capitalized costs will be amortized on a straight-line basis over estimated useful life of three years once the software has been commercially deployed.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (ASU 2015-11). Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company does not expect adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

With the exception of the new revenue standard discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

2.	Accumulated Other Comprehensive Loss

The following tables show the changes in Accumulated Other Comprehensive Loss by component for the nine months ended September 30, 2015:

Nine Months Ended September 30, 2015
Unrealized Loss on Investments, Beginning Balance	$(6,448)
Unrealized Gain on Investments, Current Period	5,847
Unrealized Loss on Investments, Ending Balance	$(601)

3.	Fair Value Measurement

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

As of September 30, 2015 and December 31, 2014, the Company does not have liabilities that are measured at fair value.

The following tables set forth the Company's financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, based on the three-tier fair value hierarchy:

As of September 30, 2015	Level 1	Level 2	Total
Bank deposits	$345,085	$—	$345,085
Money market funds	2,006,455	—	2,006,455
Cash and cash equivalents	2,351,540	—	2,351,540
Corporate debt securities	2,902,105	—	2,902,105
Total	$5,253,645	$—	$5,253,645

As of December 31, 2014	Level 1	Level 2	Total
Bank deposits	$972,891	$—	$972,891
Money market funds	1,565,867	—	1,565,867
Cash and cash equivalents	2,538,758	—	2,538,758
Corporate debt securities	6,799,702	—	6,799,702
Commercial paper	599,934	—	599,934
Short term investments	7,399,636	—	7,399,636
Total	$9,938,394	$—	$9,938,394

The fair values of bank deposits, money market funds, corporate debt securities and commercial paper classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2015 and the twelve months ended December 31, 2014.

Investments in debt securities at September 30, 2015, are investment grade and carried a long-term rating of BBB+ or higher.

4.	Short Term Investments

The amortized cost and fair value of short term investments as of September 30, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$2,902,706	$—	$(601)	$2,902,105

The amortized cost and fair value of short term investments as of December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$6,806,150	$—	$(6,448)	$6,799,702
Commercial paper	599,934	—	—	599,934
Total marketable securities	$7,406,084	$—	$(6,448)	$7,399,636

As of September 30, 2015, there are no short term investments, classified and accounted for as available-for-sale securities that have been in a continuous unrealized loss position in excess of twelve months.

As of September 30, 2015, all of the Company’s short term investments had maturity dates due within 1 year or less.

5.	Inventory

Inventory consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Raw materials	$351,783	$362,656
Work in progress	552,702	79,012
Finished goods	878,898	523,556
Total	$1,783,383	$965,224

6.	Deferred Rent

Deferred rent consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Landlord-funded leasehold improvements	$1,124,790	$1,124,790
Less accumulated amortization	(343,781)	(248,531)
Total	781,009	876,259
Straight line rent adjustment	158,482	128,782
Total deferred rent	$939,491	$1,005,041

During the three and nine month periods ended September 30, 2015, the Company recorded $31,750 and $95,250, respectively, in deferred rent amortization of these landlord funded leasehold improvements. During the three and nine month periods ended September 30, 2014, the Company recorded $27,063 and $88,406, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

7.	Share-based Compensation

Stock Options

We have a stock-based compensation plan, the Amended and Restated 2013 Performance Incentive Plan (the “2013 Plan”), which allows us to grant options or restricted stock units to all employees, including executive officers, outside consultants, and non-employee directors.  The Plan was amended by stockholder approval on May 4, 2015, to increase the number of shares of common stock available to be granted under the Plan to 3,100,000, plus any shares of common stock underlying any option granted pursuant to an equity compensation plan other than the 2013 Plan that was outstanding on June 20, 2013, the date the stockholders originally approved the 2013 Plan, and that subsequently terminated or expired.

The following is a summary of stock option activity for the nine month period ended September 30, 2015, and the status of stock options outstanding at September 30, 2015:

	Nine Month Period Ended
	September 30, 2015
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	1,390,770	$1.50
Granted	1,290,881	$2.06
Exercised	(87,856)	$1.14
Forfeited	(3,438)	$3.77
Outstanding at September 30, 2015	2,590,357	$1.79

Stock options exercisable at September 30, 2015	1,215,230	$1.41

As of September 30, 2015, there was $1,131,568 of aggregate intrinsic value of outstanding stock options, including $1,065,275 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2015.  This amount will change based on the fair market value of the Company’s stock.  During the three and nine months ended September 30, 2015 intrinsic value of awards exercised was $18,196 and $90,118, respectively. During the three and nine months ended September 30, 2014 intrinsic value of awards exercised was $0 and $153,216, respectively. Weighted average grant date fair value for options granted during the three and nine months ended September 30, 2015 was $1.90 and $1.75 per share and $2.22 and $2.96 for the three and nine months, respectively, ended September 30, 2014.

The fair value of share-based payments made with stock options to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions.

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2015	2014	2015	2014
Risk free interest rate	1.77%	1.93%	1.77%	2.02%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	7	7	7	7
Volatility	105%	105%	105%	105%

We recorded stock compensation expense related to options for the three and nine month periods ended September 30, 2015 and 2014, as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development costs	$26,751	$1,064	$53,109	$18,550
Sales and marketing costs	26,746	7,624	51,771	12,910
General and administrative costs	93,955	46,671	159,405	111,947
Cost of product sales	30,807	18,966	72,345	40,094
Total	$178,259	$74,325	$336,630	$183,501

Management applies an estimated forfeiture rate that is derived from historical employee termination data.  The estimated forfeiture rate applied for the three and nine month periods ended September 30, 2015 and 2014 was approximately 7%.

As of September 30, 2015, we had approximately $2,231,126 of unrecognized compensation expense related to unvested stock options.  We expect to recognize this compensation expense over a weighted average period of approximately 3.4 years.

During the nine months ended September 30, 2014, we issued or committed to issue common stock of the Company with a value of $210,000 for services rendered during the period. These costs were recorded in general and administrative expenses during the period.

Restricted Stock

At September 30, 2015, there were no unvested restricted stock units outstanding.

8.	Warrants

At September 30, 2015 and December 31, 2014, we had 7,428,141 warrants outstanding and exercisable with a weighted average exercise price of $4.49. The outstanding warrants have expiration dates between November 2015 and March 2021.

9.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three and nine month periods ended September 30, 2015 and 2014, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of September 30, 2015 and 2014, respectively:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic and diluted weighted average common stock shares outstanding	12,157,575	12,042,739	12,134,474	9,987,682
Potentially dilutive securities excluded from loss per share computations:
Common stock options	2,590,357	1,384,341	2,590,357	1,384,341
Common stock purchase warrants	7,428,141	7,428,141	7,428,141	7,428,141

10.	Commitments & Contingencies

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

biologistex

Our biologistex joint venture committed to purchase approximately $2.4 million in Smart Containers from SAVSU. As of September 30, 2015, the remaining purchase commitment is $2.2 million.

We agreed to pay SAVSU $1.0 million in consideration of SAVSU’s participation in the biologistex joint venture. If certain performance requirements are met, we will record these costs in twelve equal increments. As of September 30, 2015, we have recorded $0.8 million related to this commitment.

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

We were incorporated in Delaware in 1987 under the name Trans Time Medical Products, Inc. In 2002, the Company, then known as Cryomedical Sciences, Inc., and engaged in manufacturing and marketing cryosurgical products, completed a merger with our wholly-owned subsidiary, BioLife Solutions, Inc., which was engaged as a developer and marketer of biopreservation tools for cells and tissues. Following the merger, we changed our name to BioLife Solutions, Inc. We have one majority-owned subsidiary, biologistex CCM, LLC, a Delaware limited liability company.

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

Highlights for the Third Quarter of 2015

●
Biopreservation media products revenue was $1.6 million in the third quarter of 2015, an increase of 31% over the same period in 2014. For the first nine months of 2015, biopreservation media product revenue increased 32% as compared to last year. Third quarter revenue growth drivers include 38% higher direct sales to our regenerative medicine customers compared to the same period in 2014 and higher sales through our distribution network. Sales to our hair transplantation customers also grew over 100% compared to the same period in 2014.

●
Gross margin in the third quarter of 2015 was 60%, compared to 47% in the third quarter of 2014. For the first nine months of 2015, gross margin was 58%, compared to 45% in the first nine months of 2014. The improvement over 2014 reflects higher sales of biopreservation media products, with improved utilization of our manufacturing facility and lower overhead costs allocated per unit. In addition, the nine months ended September 30, 2015 included $0.1 million and the nine months ended September 30, 2014 included $1.1 million of low margin contract-manufacturing revenue.

●
For the three months ended September 30, 2015, consolidated net loss was $1.3 million and net loss attributable to BioLife was $1.1 million. This is compared to a consolidated net loss of $0.9 million in the third quarter of 2014. For the nine months ended September 30, 2015, consolidated net loss was $3.6 million and net loss attributable to BioLife was $3.1 million, compared to consolidated net loss of $2.3 million in the nine months ended September 30, 2014. The increase in the loss is primarily the result of increased headcount and spending related to the development and launch activities of our biologistex joint venture.

●
biologistex Commercial Launch: During the quarter, we commercially launched the biologistex cold chain management app and began shipping evo™ Smart Shippers to customers to support their validation processes.

●
Product Innovation: We launched the new product, BloodStor 27 NaCl Freeze Media, targeting end user cryopreservation applications including freezing of platelets for clinical administration.  In the U.S. alone, over 2 million doses of fresh platelets are administered annually.  Frozen storage of therapeutic platelets could improve logistics in caring for hemodynamically unstable patients, in situations where fresh platelets are unable to be collected or administered following collection.

●
Customer Adoption: Management believes that BioLife products are now embedded in over 200 pre-clinical validation projects and human clinical trials for new cell and tissue-based regenerative medicine products and therapies.  A significant number involve CAR-T cells and other types of T cells and mesenchymal stem cells targeting blood cancers, solid tumors and other leading causes of death and disability. UK-based TC Biopharm Ltd, a developer of anti-cancer immunotherapies, announced that it has incorporated our CryoStor clinical and commercial grade freeze media in its manufacturing and clinical delivery processes of ImmuniCell, a novel T cell based immunotherapy targeting various cancers.

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

Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2015 and 2014

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	September 30,
	2015	2014	% Change
Revenue:
Biopreservation media product sales	$1,631,926	$1,243,372	31%

Cost of sales	658,542	654,978	1%
Gross profit	973,384	588,394	65%
Gross margin %	60%	47%

	Nine Month Period Ended
	September 30,
	2015	2014	% Change
Revenue:
Biopreservation media product sales	$4,542,526	$3,452,397	32%
Contract manufacturing services	86,881	1,067,905	(92)%
Total revenue	4,629,407	4,520,302	2%

Cost of sales	1,954,752	2,483,199	(21)%
Gross profit	2,674,655	2,037,103	31%
Gross margin %	58%	45%

Biopreservation Media Product Sales. Our biopreservation media products are sold through both direct and indirect channels to customers in the regenerative medicine, biobanking and drug discovery markets. Sales of our biopreservation media products in the three and nine months ended September 30, 2015 increased compared to the same periods in 2014, due primarily to a 33% and 36%, respectively, increase in biopreservation media product liters sold during the periods and revenue growth of 53% year-to-date over the same period in 2014 from customers in the regenerative medicine segment. We expect to see continued growth in adoption and use of our  biopreservation media products, and estimate 20% - 30% growth in biopreservation media product revenue in 2015 compared to 2014.

Contract Manufacturing Services. In the nine months ended September 30, 2015, contract manufacturing revenue was the result of process validation work performed for one customer and sales of certain raw materials related to this customer. In 2014, contract manufacturing services represented sales of product to one significant different customer. The contract with this customer was terminated in May 2014, and we do not expect any future revenue from this customer.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses.  Cost of sales in the three months ended September 30, 2015 increased compared to the same period in 2014 due to increased sales of our biopreservation media products. Cost of sales in the nine months ended September 30, 2015 decreased compared to the same periods in 2014 due primarily to the reduction in contract manufacturing services revenue and costs related to the manufacture of this product, offset by increased sales of our biopreservation media products.

Gross Margin. Gross margin as a percentage of revenue was 60% and 58% in the three and nine months ended September 30, 2015 compared to 47% and 45% in the three and nine months ended September 30, 2014. The increase was due to an increase in higher margin biopreservation media product revenue and the reduction in low margin contract manufacturing revenue. For the full year, we expect gross margin to be in the range of 55% to 60%.

Operating Expenses

Our operating expenses for the three and nine month periods ended September 30, 2015 and 2014 were:

	Three Month Period Ended
	September 30,
	2015	2014	% Change
Operating Expenses:
Research and development	$329,527	$153,328	115%
Sales and marketing	677,033	298,263	127%
General and administrative	1,263,272	1,011,316	25%
Operating Expenses	2,269,832	1,462,907	55%
% of revenue	139%	118%

	Nine Month Period Ended
	September 30,
	2015	2014	% Change
Operating Expenses:
Research and development	$953,026	$513,393	86%
Sales and marketing	1,819,778	810,279	125%
General and administrative	3,514,678	2,844,858	24%
Operating Expenses	6,287,482	4,168,530	51%
% of revenue	136%	92%

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs.  We expense all research and development costs as incurred, with the exception of the costs associated with the development of customized internal-use software systems, which are capitalized. Research and development expenses for the three and nine months ended September 30, 2015 increased compared to the three and nine months ended September 30, 2014, due primarily to higher personnel costs, with the addition of personnel in the fourth quarter of 2014, and salary increases that were effective on January 1, 2015.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising.  The increase in the three and nine months ended September 30, 2015 compared to the same periods in 2014 was due primarily to higher personnel costs, with the addition of personnel in 2014 and 2015 and salary increases that were effective on January 1, 2015, and initial marketing costs related to our new biologistex service.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, corporate insurance, and participation fees to SAVSU related to the biologistex joint venture.  The increases in general and administrative expenses in the three and nine months ended September 30, 2015 compared to the same period in 2014 includes approximately $0.3 million and $0.5 million, respectively, in joint venture participation fees. The increase in other general and administrative costs in the three and nine months ended September 30, 2015 compared to the same periods in 2014 were due to higher personnel costs with the addition of personnel in 2014 and salary increases that were effective on January 1, 2015 and higher corporate costs, including insurance, taxes, director fees and consulting fees.

Other Income (Expenses)

Interest Expense. The reduction in interest expense in the three and nine months ended September 30, 2015 compared to the same periods in 2014 is due to the conversion to equity of all outstanding notes and interest through March 25, 2014.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs represented the cost of warrants issued which were amortized over the life of the debt. In connection with the termination of the note facility agreements in March 2014, we recorded $101,852, the remaining unamortized costs, as an adjustment to additional paid in capital.

Liquidity

We expect to have ongoing cash requirements which we plan to fund through total available liquidity and cash flows generated from operations. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are centered on growing our biopreservation media business, launching and deploying our biologistex service, and continuing to strengthen our balance sheet and competitive position.

On September 30, 2015, we had $5.3 million in cash, cash equivalents and short term investments, compared to cash and cash equivalents and short term investments of $9.9 million at December 31, 2014.

The estimated use of cash in 2015 includes substantial costs related to the development and marketing launch of our biologistex Cold Chain Management service. Based on our current expectations with respect to our revenue and expenses and subject to any strategic transactions, we expect our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for our current operations through 2016.

We continue to monitor and evaluate opportunities to strengthen our balance sheet and competitive position over the long-term.  These actions may include acquisitions or other strategic transactions that we believe would generate significant advantages and substantially strengthen our business.  The consideration we pay in such transactions may include, among other things, shares of our common stock, other equity or debt securities of our Company or cash.  We may elect to seek debt or equity financing in anticipation of, or in connection with, such transactions or to fund or invest in any operations acquired thereby.

Net Cash Used In Operating Activities

During the nine months ended September 30, 2015, net cash used in operating activities was $3.7 million compared to $2.5 million for the nine months ended September 30, 2014.  The increase in cash used in operating activities was primarily due to the use of cash to fund higher net losses and cash used by changes in operating assets and liabilities.

Net Cash Provided by/Used in Investing Activities

Net cash provided by investing activities totaled $3.4 million during the nine months ended September 30, 2015, which was the result of sales and maturities of short term investments, net of purchases of short term investments and purchases of equipment and $0.9 million of costs associated with internal use software development during the quarter. Cash used in investing activities was $8.1 million for the nine months ended September 30, 2014, primarily related to the purchase of short term investments and equipment, offset by proceeds from sales/maturities of short term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million and $13.7 million in the nine months ended September 30, 2015 and 2014, respectively. Net cash provided by financing activities during the nine months ended September 30, 2015 was the result of proceeds received from employee stock option exercises. Net cash provided by financing activities in the nine months ended September 30, 2014 was primarily the result of proceeds received from the registered public stock offering completed on March 25, 2014, net of placement agent fees and offering costs.

Upon conversion of all of our outstanding notes and interest to equity on March 25, 2014, we terminated the facility agreements.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 12, 2015. There have been no significant changes to these obligations in the three months ended September 30, 2015. For more information regarding our current contingencies and commitments, see note 10 to the consolidated financial statements included above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: November 12, 2015	By:	/s/ Daphne Taylor
Daphne Taylor
Chief Financial Officer

BIOLIFE SOLUTIONS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002