Form 10-Q/A
period 2015-09-30
BIOLIFE SOLUTIONS INC
filed 2015-11-16
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q /A
Amendment No. 1

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

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Biolife Solutions, Inc. quarterly report of Form 10–Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 12, 2015 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Dated: November 16 , 2015	By:	/s/ Daphne Taylor
Daphne Taylor
Chief Financial Officer

  PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Document
101.DEF*	XBRL Definition Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document