Form 10-Q
period 2016-03-31
BIOLIFE SOLUTIONS INC
filed 2016-05-16
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 11, 2016, 12,693,017 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BioLife Solutions, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$1,662,431	$2,173,258
Short term investments	––	1,651,341
Accounts receivable, trade, net of allowance for doubtful accounts of $0 at March 31, 2016 and December 31, 2015	1,190,260	929,289
Inventories	2,018,255	1,834,635
Prepaid expenses and other current assets	435,592	384,414
Total current assets	5,306,538	6,972,937

Property and equipment
Leasehold improvements	1,284,491	1,284,491
Furniture and computer equipment	584,603	557,666
Manufacturing and other equipment	1,025,521	1,025,521
Subtotal	2,894,615	2,867,678
Less: Accumulated depreciation	(1,513,071)	(1,421,279)
Net property and equipment	1,381,544	1,446,399
Internal use software	1,836,220	1,698,735
Intangible asset	2,215,385	2,215,385
Long term deposits	36,166	36,166
Total assets	$10,775,853	$12,369,622

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$772,870	$1,029,373
Accrued expenses and other current liabilities	113,340	146,438
Accrued compensation	463,558	419,766
Deferred rent	130,216	130,216
Total current liabilities	1,479,984	1,725,793
Long term liabilities
Deferred rent, long term	766,044	784,458
Total liabilities	2,246,028	2,510,251

Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 12,508,376 and 12,448,391 shares issued and outstanding at March 31, 2016 and December 31, 2015	12,508	12,447
Additional paid-in capital	72,983,853	72,823,398
Accumulated other comprehensive loss	––	(451)
Accumulated deficit	(65,553,751)	(64,326,923)
Total BioLife Solutions, Inc. shareholders’ equity	7,442,610	8,508,471
Total non-controlling interest equity	1,087,215	1,350,900
Total shareholders’ equity	8,529,825	9,859,371
Total liabilities and shareholders’ equity	$10,775,853	$12,369,622

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BIoLife Solutions, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Month Period Ended March 31,
	2016	2015
Product revenue	$1,852,017	$1,500,722
Cost of product sales	771,005	618,099
Gross profit	1,081,012	882,623
Operating expenses
Research and development	504,239	322,165
Sales and marketing	733,913	500,255
General and administrative	1,335,292	1,220,705
Total operating expenses	2,573,444	2,043,125

Operating loss	(1,492,432)	(1,160,502)

Other income
Interest income	1,919	8,237

Net Loss	(1,490,513)	(1,152,265)
Net loss attributable to non-controlling interest	263,685	120,783
Net Loss attributable to BioLife Solutions, Inc.	$(1,226,828)	$(1,031,482)

Basic and diluted net loss per common share attributable to BioLife Solutions, Inc.	$(0.10)	$(0.09)

Basic and diluted weighted average common shares used to calculate net loss per common share	12,457,858	12,100,588

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BIoLife Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Month Period Ended March 31,
	2016	2015
Net loss	$(1,490,513)	$(1,152,265)

Other comprehensive income
Unrealized gain on available-for-sale investments	451	5,499
Total other comprehensive income	451	5,499

Comprehensive loss	(1,490,062)	(1,146,766)
Comprehensive loss attributable to non-controlling interest	263,685	120,783
Comprehensive loss attributable to BioLife Solutions, Inc.	$(1,226,377)	$(1,025,983)

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.

Consolidated Statements of Cash Flows

 (unaudited)

	Three Month Period Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,490,513)	$(1,152,265)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	91,791	83,646
Stock-based compensation expense	146,527	33,509
Amortization of deferred rent related to lease incentives	(31,749)	(31,750)
Accretion and amortization on available for sale investments	1,792	40,901

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(260,971)	50,579
Inventories	(183,620)	(277,563)
Prepaid expenses and other current assets	17,324	72,156
Increase (Decrease) in
Accounts payable	91,907	221,046
Accrued compensation and other current liabilities	10,694	(353,077)
Deferred rent	13,335	4,966
Net cash used in operating activities	(1,593,483)	(1,307,852)

Cash flows from investing activities
Sales of available-for-sale investments	1,650,000	2,100,000
Purchases of available-for-sale investments	––	(342,872)
Costs associated with internal use software development	(552,535)	––
Purchase of property and equipment	(26,936)	(41,128)
Net cash provided by investing activities	1,070,529	1,716,000

Cash flows from financing activities
Proceeds from exercise of common stock options	32,223	24,934
Deferred costs related to security issuance	(20,096)	—
Net cash provided by financing activities	12,127	24,934

Net increase (decrease) in cash and cash equivalents	(510,827)	433,082

Cash and cash equivalents - beginning of period	2,173,258	2,538,758

Cash and cash equivalents - end of period	$1,662,431	$2,971,840

Non-cash investing activity
Costs incurred for capitalized internal use software not paid as of quarter end (amounts are included in liabilities)	$––	$334,640

Non-cash financing activity
Option exercises for which cash not yet received as of quarter end	$13,989	$––
Deferred costs related to security issuance not yet paid as of quarter end	$66,640	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Significant Accounting Policies

Business

BioLife Solutions, Inc. (“BioLife,” “us,” “we,” “our,” or the “Company”) is a developer, manufacturer and marketer of proprietary clinical grade cell and tissue hypothermic storage and cryopreservation freeze media and a related cloud hosted biologistics cold chain management app for smart shippers. Our proprietary HypoThermosol® and CryoStor® platform of solutions are highly valued in the biobanking, drug discovery, and regenerative medicine markets. Our biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death. Our enabling technology provides commercial companies and clinical researchers significant improvement in shelf life and post-preservation viability and function of cells, tissues, and organs. Additionally, for our direct, distributor, and contract customers, we perform custom formulation, fill, and finish services.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full year. These consolidated financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015 on file with the SEC.

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Concentrations of credit risk and business risk

In the three months ended March 31, 2016, we derived approximately 12% of our product revenue from one customer. In the three months ended March 31, 2015, we derived approximately 11% of our product revenue from one customer. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2016 or 2015. At March 31, 2016, one customer accounted for approximately 19% of total gross accounts receivable. At December 31, 2015, three customers accounted for approximately 53% of total gross accounts receivable.

Revenue from customers located in foreign countries represented 21% of total revenue during the three months ended March 31, 2016 and 2015.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU-2016-09). The updated guidance simplifies and changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of certain items in the statement of cash flows. Adoption of ASU 2016-09 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years with early adoption being permitted. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-02 on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: Topic 825 (ASU 2016-01). The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. Adoption of ASU 2016-01 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-01 on its consolidated financial statements.

In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740 (ASU 2015-17). Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Adoption of ASU 2015-17 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years, and either prospective or retrospective application is permitted. Early adoption of ASU 2015-17 is permitted. At the time of adoption, all of the Company’s deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on its Consolidated Balance Sheet. The Company does not plan to early adopt ASU 2015-17.

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

With the exception of the new standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

2. Accumulated Other Comprehensive Loss

The following tables show the changes in Accumulated Other Comprehensive Loss by component for the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Unrealized Loss on Investments, Beginning Balance	$(451)
Unrealized Gain on Investments, Current Period	451
Unrealized Loss on Investments, Ending Balance	$––

3. Fair Value Measurement

In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC Topic 820”), the Company measures its cash and cash equivalents and short term investments at fair value on a recurring basis. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value fair hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

As of March 31, 2016 and December 31, 2015, the Company does not have liabilities that are measured at fair value.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, based on the three-tier fair value hierarchy:

As of March 31, 2016	Level 1	Level 2	Total
Bank deposits	$609,247	$—	$609,247
Money market funds	1,053,184	—	1,053,184
Cash and cash equivalents	1,662,431	—	1,662,431
Total	$1,662,431	$—	$1,662,431

As of December 31, 2015	Level 1	Level 2	Total
Bank deposits	$440,809	$—	$440,809
Money market funds	1,732,449	—	1,732,449
Cash and cash equivalents	2,173,258	—	2,173,258
Corporate debt securities	1,401,453	—	1,401,453
Commercial paper	249,888	—	249,888
Short term investments	1,651,341	—	1,651,341
Total	$3,824,599	$—	$3,824,599

The fair values of bank deposits, money market funds, corporate debt securities and commercial paper classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016 and the twelve months ended December 31, 2015.

4. Inventory

Inventory consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Raw materials	$518,469	$299,952
Work in progress	383,297	666,124
Finished goods	1,116,489	868,559
Total	$2,018,255	$1,834,635

5. Deferred Rent

Deferred rent consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Landlord-funded leasehold improvements	$1,124,790	$1,124,790
Less accumulated amortization	(407,279)	(375,530)
Total	717,511	749,260
Straight line rent adjustment	178,749	165,414
Total deferred rent	$896,260	$914,674

During the three month periods ended March 31, 2016 and 2015, the Company recorded $31,749 and $31,750, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

6. Share-based Compensation

Stock Options

The following is a summary of stock option activity for the three month period ended March 31, 2016, and the status of stock options outstanding at March 31, 2016:

	Three Month Period Ended
	March 31, 2016
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	2,555,263	$1.80
Granted	265,000	$1.84
Exercised	(9,985)	$1.40
Forfeited	(358,708)	$2.15
Outstanding at March 31, 2016	2,451,570	$1.75

Stock options exercisable at March 31, 2016	1,185,030	$1.43

As of March 31, 2016, there was $731,042 of aggregate intrinsic value of outstanding stock options, including $722,956 of aggregate intrinsic value of exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. This amount will change based on the fair market value of the Company’s stock. During the quarters ended March 31, 2016 and 2015 intrinsic value of awards exercised was $4,253 and $20,937, respectively.

The fair value of share-based payments made with stock options to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions (N/A for 2015 as no options were granted in that period).

	Three Month Period Ended
	March 31,
	2016	2015
Risk free interest rate	1.65%	N/A
Dividend yield	0.0%	N/A
Expected term (in years)	7	N/A
Volatility	75%	N/A

The weighted average grant date fair value of options granted using these assumptions was $1.29 for the three months ended March 31, 2016.

Management applies an estimated forfeiture rate that is derived from historical employee termination data. The estimated forfeiture rate applied for the three month periods ended March 31, 2016 and 2015 was approximately 8.1% and 7.0%, respectively.

As of March 31, 2016, we had approximately $1,717,280 of unrecognized compensation expense related to unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately 3.05 years.

Restricted Stock

On March 15, 2016 the board granted 200,000 restricted stock awards under the Amended & Restated 2013 Performance Incentive Plan. The grants vested 25% immediately with the remainder vesting monthly for 36 months. The following is a summary of restricted stock activity for the three month period ended March 31, 2016, and the status of unvested restricted stock outstanding at March 31, 2016:

	Three Month Period Ended
	March 31, 2016
	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	—	$	N/A
Granted	200,000		$1.90
Vested	(50,000)		$1.90
Outstanding at March 31, 2016	150,000		$1.90

The aggregate fair value of the awards granted during the three months ended March 31, 2016 was $380,000 which represents the market value of BioLife common stock on the date that the restricted stock awards were granted. The aggregate fair value of the restricted stock awards that vested for the three months ended March 31, 2016 was $95,000.

We recognized stock compensation expense of $98,718 for the three months ended March 31, 2016. As of March 31, 2016, there was $248,399 in unrecognized compensation costs related to restricted stock awards. We expect to recognize those costs over 2.96 years.

We recorded stock compensation expense for the three month periods ended March 31, 2016 and 2015, as follows:

	Three Month Period Ended
	March 31,
	2016	2015
Research and development costs	$37,469	$6,944
Sales and marketing costs	63,499	5,755
General and administrative costs	77,510	7,773
Cost of product sales	(31,951)	13,037
Total	$146,527	$33,509

During the three month period ended March 31, 2016, we recorded forfeited unvested stock compensation expense in the amount of $40,317 to cost of product sales and $51,817 to general and administrative costs related to unvested stock options forfeited upon termination of certain employees.

7. Warrants

At March 31, 2016 and December 31, 2015, we had 7,195,997 warrants outstanding and exercisable with a weighted average exercise price of $4.60. The outstanding warrants have expiration dates between August 2016 and March 2021.

8. Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three month periods ended March 31, 2016 and 2015, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options, warrants and unvested restricted stock.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of March 31, 2016 and 2015, respectively:

	Three Month Period Ended March 31,
	2016	2015
Basic and diluted weighted average common stock shares outstanding	12,457,858	12,100,588
Potentially dilutive securities excluded from loss per share computations:
Common stock options	2,451,570	1,368,528
Common stock purchase warrants	7,195,997	7,428,141
Restricted stock unvested	150,000	—

9. Commitments & Contingencies

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

Employment agreements

We have employment agreements with the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Vice President of Operations, Vice President, Marketing and Vice President, Global Sales. None of these employment agreements is for a definitive period, but rather each will continue indefinitely until terminated in accordance with its terms. The agreements provide for a base annual salary, payable in monthly (or shorter) installments. In addition, the agreement with the Chief Executive Officer provides for incentive bonuses at the discretion of the Board of Directors. Under certain conditions and for certain of these officers, we may be required to pay additional amounts upon terminating the officer or upon the officer resigning for good reason.

biologistex

Our biologistex joint venture committed to purchase approximately $2.4 million in Smart Containers from SAVSU. As of March 31, 2016, the purchase commitment is $2.1 million.

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently material to the Company’s business.

10. Subsequent Events

Credit Facility

On May 12, 2016 we entered into a $4 million credit facility agreement with our largest shareholder WAVI Holding AG (“WAVI”). The agreement calls for WAVI to provide four $1 million tranches at specified times throughout the next 12 months. The related promissory note matures on June 1, 2017, and is unsecured, but senior to any existing debt. In addition, we have agreed not to pledge or secure our assets for any other obligations outside the normal course of our business. The promissory note carries an annual interest rate of 10% and WAVI was issued 5 year warrants to purchase 550,000 shares of common stock at a fixed exercise price of $1.75 per share.

MNX Relationship

In April, we formed a relationship with MNX Global Logistics, a specialty courier offering door to door, same day and next flight out managed logistics in order to increase the attractiveness of our product offering by offering value-added ancillary logistics services for time and temperature sensitive biologic materials.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Quarterly Report on Form 10-Q. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	anticipated product developments, regulatory filings and related requirements;
•	timing and amount of future contractual payments, product revenue and operating expenses;
•	market acceptance of our products and the estimated potential size of these markets; and
•	projections regarding liquidity, capital requirements and the terms of any financing agreements.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC.

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

Highlights for the First Quarter of 2016

•	Biopreservation media products revenue was $1.9 million in the first quarter of 2016, an increase of 25% over the same period in 2015. First quarter revenue growth drivers include 38% higher direct sales to our regenerative medicine customers compared to the same period in 2015 and higher sales through our distribution network. Sales to our US and international distributors also grew over 45% compared to the same period in 2015.

•	Gross margin in the first quarter of 2016 was 58%, compared to 59% in the first quarter of 2015. The margin declined slightly due to an underutilization adjustment in the current quarter, which was offset by forfeited amounts of unvested stock compensation expense.

•	For the three months ended March 31, 2016, consolidated net loss was $1.5 million and net loss attributable to BioLife was $1.2 million. This compared to a consolidated net loss of $1.2 million in the first quarter of 2015. The increase in the loss is primarily the result of increased headcount and severance payouts to former executive employees.

•	Internally developed significant functionality to the biologistex cloud based platform, including ability to integrate third party application program interface with third party logistic providers.

•	To further round out our offering of evo and biologistex, ALL SEASON™ Cold Packs and Payload Carriers for the evo were introduced as the newest members of the product family. To provide evidence of the performance of evo and biologistex, we also completed further validation testing and reporting on the thermal performance of the evo Smart Shipper under extreme conditions and simulated inappropriate packout conditions and also data integrity in our biologistex SaaS.

•	Customer Adoption: Management believes that BioLife products are now embedded in over 215 pre-clinical validation projects and human clinical trials for new cell and tissue-based regenerative medicine products and therapies.

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

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2016 and 2015

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	March 31,
	2016	2015	% Change
Revenue:
Biopreservation media product sales	$1,852,017	$1,477,176	25%
Contract manufacturing services	—	23,546	(100)%
Total revenue	1,852,017	1,500,722	23%

Cost of sales	771,005	618,099	25%
Gross profit	$1,081,012	$882,623	22%
Gross margin %	58%	59%

Biopreservation Media Product Sales. Our core products are sold through both direct and indirect channels to customers in the regenerative medicine, biobanking and drug discovery markets. Sales of our core proprietary products in the three months ended March 31, 2016 increased 25% compared to the same period in 2015, due primarily to an increase in selling price per liter sold due to change in product mix sold and customized biopreservation media formulations. Proprietary revenue growth was driven by a 38% year over year increase from customers in the regenerative medicine segment and 45% increase in our US and international distributors. We expect to see continued growth in adoption and use of our proprietary biopreservation media products, and estimate 20% - 30% growth in core product revenue for the full year over 2015.

Contract Manufacturing Services. We had no contract manufacturing revenue in the first quarter of 2016. We do not expect to have any contract manufacturing revenue in the near term. In 2015, the contract manufacturing revenue was the result of process validation work performed for one customer and sales of certain raw materials related to this customer.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses. Cost of sales in the three months ended March 31, 2016 increased compared to the same period in 2015 due to increased sales of our biopreservation media products and an underutilization adjustment which was partially offset by a reduction in stock-based compensation related to forfeited options from a former employee.

Gross Margin. Gross margin as a percentage of revenue was 58% in the three months ended March 31, 2016 compared to 59% in the three months ended March 31, 2015. For the full year, we expect gross margin to be in the range of 55% to 65% on core biopreservation media products.

Revenue Concentration. In the three months ended March 31, 2016, we derived approximately 12% of our product revenue from one customer. In the three months ended March 31, 2015, we derived approximately 11% of our product revenue from one customer. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2016 or 2015.

Operating Expenses

Our operating expenses for the three month periods ended March 31, 2016 and 2015 were:

	Three Month Period Ended
	March 31,
	2016	2015	% Change
Operating Expenses:
Research and development	$504,239	$322,165	57%
Sales and marketing	733,913	500,255	47%
General and administrative	1,335,292	1,220,705	9%
Operating Expenses	2,573,444	2,043,125	26%
% of revenue	139%	136%

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs. We expense all research and development costs as incurred, with the exception of the costs associated with the development of customized internal-use software systems, which are capitalized. Research and development expenses for the three months ended March 31, 2016 increased compared to the three months ended March 31, 2015, due primarily to expensed costs related to maintenance of customized internal-use software and costs associated with new media and biologistex product development.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. The increase in the three months ended March 31, 2016 compared to the same period in 2015 was due primarily to higher personnel costs, with the addition of personnel hired throughout 2015 and costs related to the initial marketing activities of our biologistex joint venture.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, corporate insurance, and in 2015, participation fees to SAVSU related to the biologistex joint venture. The increases in general and administrative expenses in the three months ended March 31, 2016 were due primarily to higher personnel costs, including severance expense for two former executives, and stock-based compensation related to new issuances of options and restricted stock grants in the first quarter of 2016, partially offset by no SAVSU participation fees in 2016.

Other Income

Interest Income. The reduction in interest income in the three months ended March 31, 2016 compared to the same period in 2015 is due to the lower average short-term investments balance in 2016 compared to 2015.

Liquidity and Capital Resources

On March 31, 2016, we had $1.7 million in cash and cash equivalents, compared to cash, cash equivalents and short-term investments of $3.8 million at December 31, 2015.

We have entered into a $4 million credit facility with our largest shareholder and believe this amount, when combined with cash from operations, is sufficient to fund our working capital requirements for at least the next 12 months and allow us to reach positive cash flow from operations in 2017.

We are continuously monitoring and evaluating opportunities to strengthen our balance sheet and competitive position over the long term. These actions may include acquisitions or other strategic transactions that we believe would generate significant advantages and substantially strengthen our business. The consideration we pay in such transactions may include, among other things, shares of our common stock, other equity or debt securities of our Company or cash. We may elect to seek debt or equity financing in anticipation of, or in connection with, such transactions or to fund or invest in any operations acquired thereby.

Net Cash Used In Operating Activities

During the three months ended March 31, 2016, net cash used in operating activities was $1.6 million compared to $1.3 million for the three months ended March 31, 2015. Cash used in operating activities increased primarily due to the use of cash to fund a higher net loss, including the payment of certain severance expenses and cash used by changes in operating assets and liabilities during the period ended March 31, 2016 compared to the same period in 2015.

Net Cash Provided by Investing Activities

Net cash provided by investing activities totaled $1.1 million during the three months ended March 31, 2016 compared to $1.7 million for the three months ended March 31, 2015, which was the result of sales and maturities of short term investments, net of purchases of short term investments and purchases of internal use software and equipment during the quarter.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $12,127 during the three months ended March 31, 2016, compared to $24,934 net cash provided by financing activities during the three months ended March 31, 2015. Net cash provided by financing activities in the three months ended March 31, 2016 and 2015 was the result of proceeds received from employee stock option exercises.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC.

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 25, 2016. There have been no significant changes to these obligations in the three months ended March 31, 2016. For more information regarding our current contingencies and commitments, see note 10 to the consolidated financial statements included above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II: Other Information

Item 5. Other Information.

On May 12, 2016, we entered into a commitment letter (the “Commitment Letter”) with WAVI, pursuant to which WAVI has agreed to make a series of four $1 million advances on June 1, 2016, September 1, 2016, December 1, 2016 and March 1, 2017 (each, an “Advance”). Prior to entering into the commitment letter, we understand that WAVI was the beneficial owner of 3,604,646 outstanding shares of our common stock and warrants exercisable to purchase an additional 1,777,211 shares of our common stock. WAVI is controlled by Walter Villiger, who holds also warrants exercisable for 142,857 shares of our common stock.

Pursuant to the Commitment Letter, on May 12, 2016 we entered into a promissory note (the “Note”) in favor of WAVI whereby we agreed to pay WAVI the principal amount of all Advances under the Note, plus interest. The Note is unsecured, carries an annual interest rate of 10% and matures on June 1, 2017. WAVI is not obligated to pay any Advance if an event of default, as defined in the Note, has occurred or is occurring. The Note provides that we will not permit any liens on our assets, subject to certain exceptions.

As partial consideration for WAVI entering into the Commitment Letter, we issued WAVI a common stock purchase warrant (the “Warrant”) exercisable to purchase up to 550,000 shares of our common stock at an exercise price of $1.75 per share. The exercise price is subject to adjustment in the case of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting our common stock. The Warrant does not include any beneficial ownership limitation. The Warrant expires on May 12, 2021. The Warrant issued to WAVI has not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and was issued to WAVI, which is a non-U.S. person, in an offshore transaction relying on the exemption from registration provided by Regulation S under the Securities Act.

The foregoing descriptions of the Commitment Letter, the Note and the Warrant do not purport to be complete descriptions of the rights and obligations of the parties thereunder and are qualified in their entirety by reference to the Commitment Letter, the Note and the Warrant, which are filed as Exhibits 10.6, 10.7 and 10.8, respectively, to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

See accompanying Index to Exhibits included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Dated: May 16, 2016	/s/ Roderick de Greef
Roderick de Greef
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	First Amendment to Employment Agreement dated February 25, 2016 between the Company and Daphne Taylor

10.2	Employment Agreement effective April 13, 2016 between the Company and Karen Foster

10.3	Employment Agreement dated May 3, 2016 between the Company and Roderick de Greef

10.4	Form of Restricted Stock Purchase Agreement pursuant to the Amended & Restated 2013 Performance Incentive Plan

10.5	Form of Stock Option Agreement pursuant to the Amended & Restated 2013 Performance Incentive Plan

10.6	Commitment Letter dated May 12, 2016 between the Company and WAVI Holding AG

10.7	Common Stock Purchase Warrant issued to WAVI Holding AG

10.8	Promissory Note made by the Company in favor of WAVI Holding AG

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002