Form 10-Q
period 2016-06-30
BIOLIFE SOLUTIONS INC
filed 2016-08-11
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from to

Commission File Number 001-36362

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

As of August 9, 2016, 12,883,246 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BioLife Solutions, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$1,318,469	$2,173,258
Short term investments	––	1,651,341
Accounts receivable, trade, net of allowance for doubtful accounts of $0 at June 30, 2016 and December 31, 2015	1,284,015	929,289
Inventories	1,910,729	1,834,635
Prepaid expenses and other current assets	402,342	384,414
Total current assets	4,915,555	6,972,937

Property and equipment
Leasehold improvements	1,284,491	1,284,491
Furniture and computer equipment	652,941	557,666
Manufacturing and other equipment	1,029,600	1,025,521
Subtotal	2,967,032	2,867,678
Less: Accumulated depreciation	(1,605,173)	(1,421,279)
Net property and equipment	1,361,859	1,446,399
Internal use software	2,021,489	1,698,735
Intangible asset	2,215,385	2,215,385
Long term deposits	36,166	36,166
Total assets	$10,550,454	$12,369,622

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$864,452	$1,029,373
Note payable, related party, net of discount of $343,191 at June 30, 2016	656,809	––
Accrued interest, related party	8,333	––
Accrued expenses and other current liabilities	80,037	146,438
Accrued compensation	523,694	419,766
Deferred rent	130,216	130,216
Total current liabilities	2,263,541	1,725,793
Deferred rent, long term	740,888	784,458
Total liabilities	3,004,429	2,510,251

Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 12,607,055 and 12,448,391 shares issued and outstanding at June 30, 2016 and December 31, 2015	12,607	12,447
Additional paid-in capital	73,719,666	72,823,398
Accumulated other comprehensive loss	––	(451)
Accumulated deficit	(66,909,834)	(64,326,923)
Total BioLife Solutions, Inc. shareholders’ equity	6,822,439	8,508,471
Total non-controlling interest equity	723,586	1,350,900
Total shareholders’ equity	7,546,025	9,859,371
Total liabilities and shareholders’ equity	$10,550,454	$12,369,622

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BIoLife Solutions, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product sales	$1,989,988	$1,496,759	$3,842,005	$2,997,481
Cost of product sales	872,835	678,111	1,643,840	1,296,210
Gross profit	1,117,153	818,648	2,198,165	1,701,271

Operating expenses
Research and development	599,031	301,334	1,103,270	623,499
Sales and marketing	849,193	642,490	1,583,106	1,142,745
General and administrative	1,262,818	1,030,701	2,598,110	2,251,406
Total operating expenses	2,711,042	1,974,525	5,284,486	4,017,650

Operating loss	(1,593,889)	(1,155,877)	(3,086,321)	(2,316,379)

Other income (expenses)
Interest income	445	5,482	2,364	13,719
Interest expense, related party	(8,333)	––	(8,333)	––
Amortization of debt discount	(31,199)	––	(31,199)	––
Write-off of deferred financing costs	(86,736)	––	(86,736)	––
Total other income (expenses)	(125,823)	5,482	(123,904)	13,719

Net loss	(1,719,712)	(1,150,395)	(3,210,225)	(2,302,660)
Net loss attributable to non-controlling interest	363,629	156,016	627,314	276,799
Net loss attributable to BioLife Solutions, Inc.	$(1,356,083)	$(994,379)	$(2,582,911)	$(2,025,861)

Basic and diluted net loss per common share attributable to BioLife Solutions, Inc.	$(0.11)	$(0.08)	$(0.21)	$(0.17)
Basic and diluted weighted average common shares used to calculate net loss per common share	12,568,041	12,144,776	12,512,949	12,122,667

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BIoLife Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,719,712)	$(1,150,395)	$(3,210,225)	$(2,302,660)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale investments	––	(441)	451	5,058
Total other comprehensive income (loss)	––	(441)	451	5,058

Comprehensive loss	(1,719,712)	(1,150,836)	(3,209,774)	(2,297,602)
Comprehensive loss attributable to non- Controlling interest	363,629	156,016	627,314	276,799
Comprehensive loss attributable to BioLife Solutions, Inc.	$(1,356,083)	$(994,820)	$(2,582,460)	$(2,020,803)

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Month Period Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(3,210,225)	$(2,302,660)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	183,893	168,727
Stock-based compensation expense	402,763	158,371
Write-off of deferred financing costs	86,736	––
Amortization of deferred rent related to lease incentives	(63,499)	(63,500)
Amortization of debt discount	31,199	––
Accretion and amortization on available for sale investments	1,792	65,485

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(354,726)	92,236
Inventories	(76,094)	(356,033)
Prepaid expenses and other current assets	(50,151)	47,762
Increase (Decrease) in
Accounts payable	207,369	(99,771)
Accrued compensation and other current liabilities	37,527	(267,229)
Accrued interest, related party	8,333	––
Deferred rent	19,929	21,651
Net cash used in operating activities	(2,775,154)	(2,534,961)

Cash flows from investing activities
Sales of available-for-sale investments	1,650,000	4,725,000
Purchases of available-for-sale investments	––	(342,872)
Costs associated with internal use software development	(695,044)	(497,480)
Purchase of property and equipment	(99,353)	(72,009)
Net provided by investing activities	855,603	3,812,639

Cash flows from financing activities
Proceeds from related party debt	1,000,000	––
Proceeds from exercise of common stock options	151,498	79,969
Deferred costs related to potential stock issuance	(86,736)	––
Net cash provided by financing activities	1,064,762	79,969

Net increase (decrease) in cash and cash equivalents	(854,789)	1,357,647

Cash and cash equivalents - beginning of period	2,173,258	2,538,758

Cash and cash equivalents - end of period	$1,318,469	$3,896,405

Non-cash investing and financing activities
Costs incurred for capitalized internal use software not paid as of quarter end (amounts are included in liabilities)	42,760	265,380
Debt discount related to warrants	$374,390	$—

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

Concentrations of credit risk and business risk

In the three and six months ended June 30, 2016, we derived approximately 12% and 12% of our product revenue from one customer. In the three and six months ended June 30, 2015, we derived approximately 15% and 10% of our product revenue from one customer. No other customer accounted for more than 10% of revenue in the three and six months ended June 30, 2016 or 2015. At June 30, 2016, three customers accounted for approximately 41% of total gross accounts receivable. At December 31, 2015, three customers accounted for approximately 53% of total gross accounts receivable.

Revenue from customers located in foreign countries represented 17% and 20% of total revenue during the three and six months ended June 30, 2016, respectively, and 20% and 21% during the three and six months ended June 30, 2015, respectively.

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

2.	Accumulated Other Comprehensive Loss

The following table shows the changes in Accumulated Other Comprehensive Loss by component for the six months ended June 30, 2016:

Six Months Ended June 30, 2016
Unrealized Loss on Investments, Beginning Balance	$(451)
Unrealized Gain on Investments, Current Period	451
Unrealized Gain/(Loss) on Investments, Ending Balance	$––

3.	Fair Value Measurement

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

As of June 30, 2016 and December 31, 2015, the Company does not have liabilities that are measured at fair value.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, based on the three-tier fair value hierarchy:

As of June 30, 2016	Level 1	Level 2	Total
Bank deposits	$1,264,989	$—	$1,264,989
Money market funds	53,480	—	53,480
Cash and cash equivalents	1,318,469	—	1,318,469
Total	$1,318,469	$—	$1,318,469

As of December 31, 2015	Level 1	Level 2	Total
Bank deposits	$440,809	$—	$440,809
Money market funds	1,732,449	—	1,732,449
Cash and cash equivalents	2,173,258	—	2,173,258
Corporate debt securities	1,401,453	—	1,401,453
Commercial paper	249,888	—	249,888
Short term investments	1,651,341	—	1,651,341
Total	$3,824,599	$—	$3,824,599

The fair values of bank deposits, money market funds, corporate debt securities and commercial paper classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company has no Level 2 or Level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2016 and the twelve months ended December 31, 2015.

4.	Inventory

Inventory consists of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Raw materials	$504,652	$299,952
Work in progress	344,946	666,124
Finished goods	1,061,131	868,559
Total	$1,910,729	$1,834,635

5.	Deferred Rent

Deferred rent consists of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Landlord-funded leasehold improvements	$1,124,790	$1,124,790
Less accumulated amortization	(439,029)	(375,530)
Total	685,761	749,260
Straight line rent adjustment	185,343	165,414
Total deferred rent	$871,104	$914,674

During the three and six month periods ended June 30, 2016, the Company recorded $31,749 and $63,499, respectively, in deferred rent amortization of these landlord funded leasehold improvements. During the three and six month periods ended June 30, 2015, the Company recorded $31,750 and $63,500, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

6.	Share-based Compensation

Stock Options

The following is a summary of stock option activity for the six month period ended June 30, 2016, and the status of stock options outstanding at June 30, 2016:

	Six Month Period Ended
	June 30, 2016
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	2,555,263	$1.80
Granted	704,000	$1.80
Exercised	(96,166)	$1.24
Forfeited	(372,458)	$2.14
Expired	(59,026)	$1.95
Outstanding at June 30, 2016	2,731,613	$1.77

Stock options exercisable at June 30, 2016	1,355,954	$1.57

As of June 30, 2016, there was $423,326 of aggregate intrinsic value of outstanding stock options, including $422,326 of aggregate intrinsic value of exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. This amount will change based on the fair market value of the Company’s stock. During the three and six months ended June 30, 2016 intrinsic value of awards exercised was $41,413 and $45,667, respectively. Weighted average grant date fair value for options granted during the three and six months ended June 30, 2016 was $1.24 and $1.25 per share, respectively and $1.75 for each of the three and six months ended June 30, 2015.

The fair value of share-based payments made with stock options to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions.

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2016	2015	2016	2015
Risk free interest rate	1.45%	1.77%	1.52%	1.77%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	7	7	7	7
Volatility	75%	105%	75%	105%

Management applies an estimated forfeiture rate that is derived from historical employee termination data. The estimated forfeiture rate applied for the three and six month periods ended June 30, 2016 and 2015 was approximately 8.1% and 7.0%, respectively.

As of June 30, 2016, we had $2,007,687 of unrecognized compensation expense related to unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately 3.1 years.

Restricted Stock

The following is a summary of restricted stock activity for the six month period ended June 30, 2016, and the status of unvested restricted stock outstanding at June 30, 2016:

	Six Month Period Ended
	June 30, 2016
	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	—	$ N/A
Granted	200,000	$1.90
Vested	(62,498)	$1.90
Outstanding at June 30, 2016	137,502	$1.90

The aggregate fair value of the awards granted during the three and six months ended June 30, 2016 was $0 and $380,000, respectively, which represents the market value of BioLife common stock on the date that the restricted stock awards were granted. The aggregate fair value of the restricted stock awards that vested for the three and six months ended June 30, 2016 was $21,704 and $116,704, respectively.

We recognized stock compensation expense of $23,633 and $122,351 related to restricted stock awards for the three and six months ended June 30, 2016. As of June 30, 2016, there was $257,649 in unrecognized compensation costs related to restricted stock awards. We expect to recognize those costs over 2.7 years.

We recorded stock compensation expense for the three and six month periods ended June 30, 2016 and 2015, as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development costs	$47,366	$19,414	$84,835	$26,358
Sales and marketing costs	54,748	19,270	118,247	25,025
General and administrative costs	142,367	57,677	219,878	65,450
Cost of product sales	11,754	28,501	(20,197)	41,538
Total	$256,235	$124,862	$402,763	$158,371

During the three and six month periods ended June 30, 2016, we reversed stock compensation expense related to stock compensation expense previously recorded on unvested stock options that were forfeited upon termination of certain employees during the periods in the amount of $215 and $40,532 to cost of product sales, respectively and $213 and $52,029 to operating expenses, respectively.

7.	Warrants

At June 30, 2016 and December 31, 2015, we had 7,745,997 and 7,195,997 warrants outstanding, respectively and exercisable with a weighted average exercise price of $4.40 and $4.60, respectively. The outstanding warrants have expiration dates between August 2016 and May 2021.

8.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three and six month periods ended June 30, 2016 and 2015, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of June 30, 2016 and 2015, respectively:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic and diluted weighted average common stock shares outstanding	12,568,041	12,144,776	12,512,949	12,122,667
Potentially dilutive securities excluded from loss per share computations:
Common stock options	2,731,613	2,601,652	2,731,613	2,601,652
Common stock purchase warrants	7,745,997	7,428,141	7,745,997	7,428,141
Restricted stock unvested	137,502	-	137,502	-

9.	Commitments & Contingencies

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

Employment agreements

We have employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Vice President of Operations, Vice President, Marketing, Vice President of Sales and Vice President, Global Sales. None of these employment agreements is for a definitive period, but rather each will continue indefinitely until terminated in accordance with its terms. The agreements provide for a base annual salary, payable in monthly (or shorter) installments. In addition, the agreement with the Chief Executive Officer provides for incentive bonuses at the discretion of the Board of Directors. Under certain conditions and for certain of these officers, we may be required to pay additional amounts upon terminating the officer or upon the officer resigning for good reason.

biologistex

On September 29, 2014 we agreed to purchase approximately $2.4 million in evo Smart Containers from the biologistex joint venture partner, SAVSU. As of June 30, 2016, the purchase commitment remaining is $2.0 million.

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently material to the Company’s business.

10.	Credit Facility

On May 12, 2016 we entered into a $4 million credit facility agreement with our largest shareholder WAVI Holding AG (“WAVI”). The agreement calls for WAVI to provide four $1 million tranches at specified times throughout the next 12 months. The promissory note carries an annual interest rate of 10%. The related promissory note matures on June 1, 2017, and is unsecured, but senior to any existing debt. In conjunction with the credit facility, we issued 550,000 detachable vested warrants at a $1.75 exercise price, expiring May 12, 2021. On June 1, 2016, we received the first $1 million tranche related to the credit facility agreement. The Company recorded a debt discount related to the value of the warrants in the amount of $374,390. The debt discount amount recorded related to the warrants was determined based on the relative fair value of the note payable and the warrants. The debt discount will amortize monthly at a rate of $31,199 per month until June 1, 2017. The fair value of the warrants was determined using the Black-Scholes model.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Quarterly Report on Form 10-Q. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	anticipated product developments, regulatory filings and related requirements;
•	timing and amount of future contractual payments, product revenue, gross margin and operating expenses;
•	evaluation of acquisition and other strategic transactions;
•	market acceptance of our products and the estimated potential size of these markets; and
•	projections regarding liquidity, capital requirements and the terms of any financing agreements.

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

On September 29, 2014, we entered into a limited liability company agreement with SAVSU Technologies, LLC, a Delaware limited liability company, to create a 20-year joint venture for the purpose of acquiring, developing, maintaining, owning, operating, marketing and selling an integrated platform of a cloud-based information service and precision thermal shipping products. The evo™ line is our new line of “smart shippers” designed for the shipment of biologic materials, which must be maintained frozen, at 2-8˚C and/or controlled room temperature temperatures and where near real time monitoring of temperature, location, and payload status information is necessary. A sophisticated electronics package embedded in the evo provides streaming data to the biologistex web-based application; where real time shipment status, history, and reports can be generated. Designed for small volume shipments; it fills a critical need in chain-of-custody scenarios for temperature sensitive shipments of cells, tissues, and other cell based products.

Highlights for the Second Quarter of 2016

•	Biopreservation media products revenue was $2.0 million in the second quarter of 2016, an increase of 39% over the same period in 2015. For the first six months of 2016, proprietary products revenue increased 32% as compared to last year. Second quarter revenue growth drivers include 60% higher direct sales to our regenerative medicine customers and 36% higher sales through our distribution network compared to the same period in 2015.
•	Gross margin in the second quarter of 2016 was 56%, compared to 55% in the second quarter of 2015. For the first six months of 2016 and 2015, gross margin was 57%. The margin was unchanged due to increase in overhead expense, offset by lower underutilization adjustments.
•

Consolidated net loss for the second quarter of 2016 was $1.7 million and net loss attributable to Biolife was $1.4 million or $0.11/share, compared to consolidated net loss of $1.2 million and net loss attributable to Biolife of $1.0 million or $0.08/share in the second quarter of 2015. Consolidated net loss for the six months ended June 30, 2016 was $3.2 million and net loss attributable to Biolife was $2.6 million or $0.21/share, compared to consolidated net loss of $2.3 million and net loss attributable to Biolife of $2.0 million or $0.17/share in the same period in 2015. The increase in the loss is primarily the result of increased headcount and spending related to development activities of our biologistex joint venture.

•	MNX Global Logistics will use the biologistex evo Smart Shipper and biologistex cold chain SaaS to offer an enhanced managed logistics service to support ImmunoCellular Therapeutics with Cold Chain Logistics in ICT-107 Phase 3 Clinical Trial in Glioblastoma.
•	Named Washington State Manufacturer of the Year, for the small firm category by Seattle Business Magazine.
•	Senior management new hires: Chief Financial Officer and Secretary, Roderick de Greef, Vice President of Operations, Karen Foster, and Vice President of Sales, James Mathers.
•	Seventy-five new customers were gained in the first half of 2016, with 24 in the high growth regenerative medicine segment.
•	Customer Adoption: Management believes that BioLife products are now embedded in over 220 pre-clinical validation projects and human clinical trials for new cell and tissue-based regenerative medicine products and therapies.

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

Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2016 and 2015

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	June 30,
	2016	2015	% Change
Revenue:
Core product sales	$1,989,988	$1,433,425	39%
Contract manufacturing services	—	63,334	(100)%
Total revenue	1,989,988	1,496,759	33%

Cost of sales	872,835	678,111	29%
Gross profit	$1,117,153	$818,648	36%
Gross margin %	56%	55%

	Six Month Period Ended
	June 30,
	2016	2015	% Change
Revenue:
Core product sales	$3,842,005	$2,910,600	32%
Contract manufacturing services	—	86,881	(100)%
Total revenue	3,842,005	2,997,481	28%

Cost of sales	1,643,840	1,296,210	27%
Gross profit	$2,198,165	$1,701,271	29%
Gross margin %	57%	57%

Biopreservation Media Product Sales. Our core products are sold through both direct and indirect channels to customers in the regenerative medicine, biobanking and drug discovery markets. Sales of our core proprietary products in the three and six months ended June 30, 2016 increased 39% and 32%, respectively, compared to the same periods in 2015, due primarily to an increase in selling price per liter sold due to changes in product mix sold and customized biopreservation media formulations. Proprietary revenue growth was driven by a 60% year over year increase from customers in the regenerative medicine segment and 36% increase in our US and international distributors. We expect to see continued growth in adoption and use of our proprietary biopreservation media products, and estimate 20% - 30% growth in core product revenue for the full year over 2015, and nominal revenue from our biologistex product line in the second half of the year.

Contract Manufacturing Services. We had no contract manufacturing revenue in the first and second quarter of 2016. We do not expect to have any contract manufacturing revenue in the near term. In 2015, the contract manufacturing revenue was the result of process validation work performed for one customer and sales of certain raw materials related to this customer.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses. Cost of sales in the three and six months ended June 30, 2016 increased compared to the same periods in 2015 due to increased sales of our proprietary products and overhead costs.

Gross Margin. Gross margin as a percentage of revenue was 56% and 57% in the three and six months ended June 30, 2016, compared to 55% and 57% in the three and six months ended June 30, 2015. For the full year, we expect gross margin to be in the range of 55% to 65% on core biopreservation media products, excluding the impact of any sales from our biologistex product line.

Revenue Concentration. In the three and six months ended June 30, 2016, we derived approximately 12% and 12% of our product revenue from one customer. In the three and six months ended June 30, 2015, we derived approximately 15% and 10%, respectively, of our product revenue from one customer. No other customer accounted for more than 10% of revenue in the three and six months ended June 30, 2016 or 2015.

Operating Expenses

Our operating expenses for the three and six month periods ended June 30, 2016 and 2015 were:

	Three Month Period Ended
	June 30,
	2016	2015	% Change
Operating Expenses:
Research and development	$599,031	$301,334	99%
Sales and marketing	849,193	642,490	32%
General and administrative	1,262,818	1,030,701	23%
Operating Expenses	2,711,042	1,974,525	37%
% of revenue	136%	132%

	Six Month Period Ended
	June 30,
	2016	2015	% Change
Operating Expenses:
Research and development	$1,103,270	$623,499	77%
Sales and marketing	1,583,106	1,142,745	39%
General and administrative	2,598,110	2,251,406	15%
Operating Expenses	5,284,486	4,017,650	32%
% of revenue	138%	134%

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs. We expense all research and development costs as incurred, with the exception of the costs associated with the development of customized internal-use software systems, which are capitalized. Research and development expenses for the three and six months ended June 30, 2016 increased compared to the three and six months ended June 30, 2015, due primarily to expensed costs related to customized internal-use software and costs associated with new media and biologistex product development.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. The increase in the three and six months ended June 30, 2016 compared to the same periods in 2015 was due primarily to higher personnel costs and costs related to marketing activities of our biologistex joint venture

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, corporate insurance, and in 2015, participation fees to SAVSU related to the biologistex joint venture. The increase in the three and six months ended June 30, 2016 compared to the same periods in 2015 was due primarily to higher personnel costs, including severance expense for two former executives in the first quarter of 2016, and stock-based compensation related to new issuances of options and restricted stock grants in the first quarter of 2016, partially offset by no SAVSU participation fees in 2016.

Other Income (Expenses)

Interest Expense. The interest expense in the three and six months ended June 30, 2016 is due to the note payable related to the credit facility financing arrangement entered into in May 2016.

Amortization of debt discount. The amortization of short-term debt discount in the three and six months ended June 30, 2016 is due to the amortization of the allocated value of the detachable warrants associated with the credit facility financing on arrangement entered into in May 2016.

Write off of deferred financing costs. The write off of deferred financing costs in the three and six months ended June 30, 2016 is due to the write off of deferred capital costs related to Registration Statement on Form S-3 filed with the SEC on January 8, 2016.

Interest Income. The reduction in interest income in the three and six months ended June 30, 2016 compared to the same period in 2015 is due to the lower average short-term investments balance in 2016 compared to 2015.

Liquidity and Capital Resources

On June 30, 2016, we had $1.3 million in cash and cash equivalents, compared to cash, cash equivalents and short-term investments of $3.8 million at December 31, 2015.

On May 12, 2016, we entered into a $4 million credit facility with our largest shareholder, WAVI Holding AG (“WAVI”), pursuant to which WAVI agreed to make a series of four $1 million advances on June 1, 2016, September 1, 2016, December 1, 2016 and March 1, 2017 (each, an “Advance”). We entered into a promissory note (the “Note”) in favor of WAVI whereby we agreed to pay WAVI the principal amount of all Advances under the Note, plus interest. We also issued WAVI a 5 year warrants to purchase 550,000 shares of common stock at a fixed exercise price of $1.75 per share. The Note is unsecured, carries an annual interest rate of 10% and matures on June 1, 2017. WAVI is not obligated to pay any Advance if an event of default (as defined in the Note) has occurred or is occurring. In addition, if an event of default has occurred, WAVI may, at its option, declare the Note to be immediately due and payable, together with all unpaid interest, without further notice or demand. The Note also provides that we will not permit any liens on our assets, subject to certain exceptions. On June 1, 2016, we received the first $1 million Advance.

We believe the remaining $3 million of Advances, when combined with cash from operations, will be sufficient to reach positive cash flow from operations, which we expect next year. However, our funds from operations may not be sufficient to repay the Note on its maturity date. Accordingly, we may need to obtain additional debt or equity financing or negotiate with WAVI an amendment to the maturity date or terms of the Note prior to the existing maturity date. If we are unable to comply with the terms of the Note as of the date of any Advance, we may need to take such actions of an earlier date. We cannot assure you that we will be successful in doing so on favorable terms, or at all. See Part II, Item 1.A. Risk Factors.

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

Net Cash Used In Operating Activities

During the six months ended June 30, 2016, net cash used in operating activities was $2.8 million compared to $2.5 million for the six months ended June 30, 2015. Cash used in operating activities increased primarily due to the use of cash to fund a higher net loss and cash used by changes in operating assets and liabilities during the period ended June 30, 2016 compared to the same period in 2015.

Net Cash Provided by Investing Activities

Net cash provided by investing activities totaled $0.9 million during the six months ended June 30, 2016, compared to $3.8 million for the six months ended June 30, 2015 which was the result of sales and maturities of short term investments, net of purchases of equipment and costs associated with internal use software development.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.1 million and $80,000 in the six months ended June 30, 2016 and 2015, respectively. Net cash provided by financing activities during the six months ended June 30, 2016 was the result of proceeds received from our credit facility and employee stock option exercises net of cash payments related to the filing of the Registration Statement on Form S-3. Net cash provided by financing activities in the six months ended June 30, 2015 was the result of proceeds received from employee stock option exercises.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

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

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 25, 2016. There have been no significant changes to these obligations in the six months ended June 30, 2016. For more information regarding our current contingencies and commitments, see note 9 to the consolidated financial statements included above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II: Other Information

Item 1.A.	Risk Factors

We anticipate the need to obtain additional equity or debt financing or negotiate with WAVI an amendment to the maturity date or terms of the Note, which we may not obtain on favorable terms, or at all.

We believe the remaining $3 million of Advances when combined with cash from operations, will be sufficient to reach positive cash flow from operations, which we expect next year. However, we cannot assure you that we will receive the remaining Advances, or that our funds will be sufficient for this period. Our funds from operations may not be sufficient to pay the Note on its current maturity date. Accordingly, we expect we may need to obtain additional debt or equity financing or negotiate with WAVI an amendment to the maturity date or terms of the Note prior to the existing maturity date. Any new equity financing, including any equity issued in connection with debt financings or amendments, may dilute our existing shareholders and may adversely affect our stock price. If we are unable to comply with the terms of the Note, obtain any required financing or comply with any amendment to the Note, our business and financial condition may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities

On May 12, 2016, in partial consideration for entry into the credit facility agreement with WAVI, we issued a common stock purchase warrant to purchase 550,000 shares of common stock at a fixed exercise price of $1.75 per share. That warrant expires on May 12, 2021. The issuance was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation S thereunder. At the time WAVI was offered the warrant and at the time WAVI executed and delivered the credit facility agreement and related documentation, WAVI was outside the United States, and WAVI is not a “U.S. person” (as defined in Regulation S).

Item 6.	Exhibits

See accompanying Index to Exhibits included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Dated: August 11, 2016	/s/ Roderick de Greef
Roderick de Greef
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement dated June 3, 2016 between the Company and James Mathers

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

