Form 10-Q
period 2016-09-30
BIOLIFE SOLUTIONS INC
filed 2016-11-10
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, 12,877,888 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

BioLife Solutions, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$1,368,583	$2,173,258
Short term investments	––	1,651,341
Accounts receivable, trade, net of allowance for doubtful accounts of $0 at September 30, 2016 and December 31, 2015	1,311,006	929,289
Inventories	1,903,759	1,834,635
Prepaid expenses and other current assets	381,883	384,414
Total current assets	4,965,231	6,972,937

Property and equipment
Leasehold improvements	1,284,491	1,284,491
Furniture and computer equipment	677,734	557,666
Manufacturing and other equipment	922,647	1,025,521
Subtotal	2,884,872	2,867,678
Less: Accumulated depreciation	(1,585,914)	(1,421,279)
Net property and equipment	1,298,958	1,446,399
Internal use software	2,250,638	1,698,735
Intangible asset	2,215,385	2,215,385
Long term deposits	36,166	36,166
Total assets	$10,766,378	$12,369,622

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,085,723	$1,029,373
Note payable, related party, net of discount of $249,593 at September 30, 2016	1,750,407	––
Accrued interest, related party	39,524	––
Accrued expenses and other current liabilities	50,614	146,438
Accrued compensation	408,004	419,766
Deferred rent	130,216	130,216
Total current liabilities	3,464,488	1,725,793
Deferred rent, long term	713,751	784,458
Total liabilities	4,178,239	2,510,251

Commitments and contingencies (Note 9)

Shareholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 12,768,513 and 12,448,391 shares issued and outstanding at September 30, 2016 and December 31, 2015	12,769	12,447
Additional paid-in capital	74,027,593	72,823,398
Accumulated other comprehensive loss	––	(451)
Accumulated deficit	(67,878,835)	(64,326,923)
Total BioLife Solutions, Inc. shareholders' equity	6,161,527	8,508,471
Total non-controlling interest equity	426,612	1,350,900
Total shareholders' equity	6,588,139	9,859,371
Total liabilities and shareholders' equity	$10,766,378	$12,369,622

BIoLife Solutions, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product sales	$2,135,197	$1,631,926	$5,977,202	$4,629,407
Cost of product sales	920,935	658,542	2,564,775	1,954,752
Gross profit	1,214,262	973,384	3,412,427	2,674,655
Operating expenses
Research and development	496,874	329,527	1,600,144	953,026
Sales and marketing	816,025	677,033	2,399,131	1,819,778
General and administrative	1,039,223	1,263,272	3,637,333	3,514,678
Total operating expenses	2,352,122	2,269,832	7,636,608	6,287,482

Operating loss	(1,137,860)	(1,296,448)	(4,224,181)	(3,612,827)

Other income (expenses)
Interest income	30	4,729	2,394	18,448
Loss on disposal of property and equipment	(1,213)	—	(1,213)	—
Interest expense, related party	(33,334)	––	(41,667)	––
Amortization of debt discount	(93,598)	––	(124,797)	––
Write-off of deferred financing costs	––	––	(86,736)	––
Total other income (expenses)	(128,115)	4,729	(252,019)	18,448

Net loss	(1,265,975)	(1,291,719)	(4,476,200)	(3,594,379)
Net loss attributable to non-controlling interest	296,974	223,031	924,288	499,830
Net loss attributable to BioLife Solutions, Inc.	$(969,001)	$(1,068,688)	$(3,551,912)	$(3,094,549)
Basic and diluted net loss per common share attributable to BioLife Solutions, Inc.	$(0.08)	$(0.09)	$(0.28)	$(0.26)
Basic and diluted weighted average common shares used to calculate net loss per common share	12,699,419	12,157,575	12,575,560	12,134,474

BIoLife Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,265,975)	$(1,291,719)	$(4,476,200)	$(3,594,379)

Other comprehensive income
Unrealized gain on available-for-sale investments	––	789	451	5,847
Total other comprehensive income	––	789	451	5,847

Comprehensive loss	(1,265,975)	(1,290,930)	(4,475,749)	(3,588,532)
Comprehensive loss attributable to non- Controlling interest	296,974	223,031	924,288	499,830
Comprehensive loss attributable to BioLife Solutions, Inc.	$(969,001)	$(1,067,899)	$(3,551,461)	$(3,088,702)

BioLife Solutions, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Month Period Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(4,476,200)	$(3,594,379)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	276,346	255,548
Loss on disposal of property and equipment	1,213	––
Stock-based compensation expense	583,847	336,630
Write-off of deferred financing costs	86,736	––
Amortization of deferred rent related to lease incentives	(95,248)	(95,250)
Amortization of debt discount	124,797	––
Accretion and amortization on available for sale investments	1,792	81,210

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(381,717)	109,349
Inventories	(69,124)	(818,159)
Prepaid expenses and other current assets	(29,692)	(86,405)
Increase (Decrease) in
Accounts payable	361,900	253,647
Accrued compensation and other current liabilities	(107,586)	(175,482)
Accrued interest, related parties	39,524	––
Deferred rent	24,541	29,700
Net cash used in operating activities	(3,658,871)	(3,703,591)

Cash flows from investing activities
Sales of available-for-sale investments	1,650,000	5,825,000
Purchases of available-for-sale investments	––	(1,409,695)
Costs associated with internal use software development	(857,453)	(895,062)
Purchase of property and equipment	(130,118)	(103,856)
Net cash provided by investing activities	662,429	3,416,387

Cash flows from financing activities
Proceeds from related party debt	2,000,000	––
Proceeds from exercise of common stock options and warrants	278,503	99,986
Deferred costs related to potential stock issuance	(86,736)	––
Net cash provided by financing activities	2,191,767	99,986

Net decrease in cash and cash equivalents	(804,675)	(187,218)

Cash and cash equivalents - beginning of period	2,173,258	2,538,758

Cash and cash equivalents - end of period	$1,368,583	$2,351,540

Non-cash investing and financing activities
Costs incurred for capitalized internal use software not paid as of quarter end (amounts are included in liabilities)	$109,500	$291,960
Debt discount related to warrants	$374,390	$––

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

Concentrations of credit risk and business risk

In the three and nine months ended September 30, 2016, we derived approximately 25% of our product revenue from two customers and 12% of our product revenue from one customer, respectively. In each of the three and nine months ended September 30, 2015, we derived approximately 10% of our product revenue from one customer. No other customer accounted for more than 10% of revenue in the three or nine months ended September 30, 2016 or 2015. At September 30, 2016, two customers accounted for approximately 35% of total gross accounts receivable. At December 31, 2015, three customers accounted for approximately 53% of total gross accounts receivable.

Revenue from customers located in foreign countries represented 15% and 18% of total revenue in the three and nine months ended September 30, 2016, respectively, and 21% of total revenue during each of the three and nine months ended September 30, 2015.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: Topic 825 (ASU 2016-01). The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. Adoption of ASU 2016-01 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-01 on its consolidated financial statements. The Company does not expect adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740 (ASU 2015-17). Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Adoption of ASU 2015-17 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years, and either prospective or retrospective application is permitted. Early adoption of ASU 2015-17 is permitted. At the time of adoption, all of the Company’s deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on its Consolidated Balance Sheet. The Company does not plan to early adopt ASU 2015-17. The Company does not expect adoption of ASU 2015-17 to have a material impact on its consolidated financial statements.

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

2. Accumulated Other Comprehensive Loss

The following table shows the changes in Accumulated Other Comprehensive Loss by component for the nine months ended September 30, 2016:

Nine Months Ended September 30, 2016
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

As of September 30, 2016 and December 31, 2015, the Company does not have liabilities that are measured at fair value.

The following tables set forth the Company's financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, based on the three-tier fair value hierarchy:

As of September 30, 2016	Level 1	Level 2	Total
Bank deposits	$1,315,199	$—	$1,315,199
Money market funds	53,384	—	53,384
Cash and cash equivalents	1,368,583	—	1,368,583
Total	$1,368,583	$—	$1,368,583

As of December 31, 2015	Level 1	Level 2	Total
Bank deposits	$440,809	$—	$440,809
Money market funds	1,732,449	—	1,732,449
Cash and cash equivalents	2,173,258	—	2,173,258
Corporate debt securities	1,401,453	—	1,401,453
Commercial paper	249,888	—	249,888
Short term investments	1,651,341	—	1,651,341
Total	$3,824,599	$—	$3,824,599

The fair values of bank deposits, money market funds, corporate debt securities and commercial paper classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016 and the twelve months ended December 31, 2015.

4. Inventory

Inventory consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Raw materials	$450,735	$299,952
Work in progress	384,264	666,124
Finished goods	1,068,760	868,559
Total	$1,903,759	$1,834,635

5. Deferred Rent

Deferred rent consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Landlord-funded leasehold improvements	$1,124,790	$1,124,790
Less accumulated amortization	(470,778)	(375,530)
Total	654,012	749,260
Straight line rent adjustment	189,955	165,414
Total deferred rent	$843,967	$914,674

During the three and nine month periods ended September 30, 2016, the Company recorded $31,749 and $95,248, respectively, in deferred rent amortization of these landlord funded leasehold improvements. During the three and nine month periods ended September 30, 2015, the Company recorded $31,750 and $95,250, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

6. Share-based Compensation

Stock Options

The following is a summary of stock option activity for the nine month period ended September 30, 2016, and the status of stock options outstanding at September 30, 2016:

	Nine Month Period Ended
	September 30, 2016
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	2,555,263	$1.80
Granted	734,000	$1.81
Exercised	(103,308)	$1.22
Forfeited	(446,209)	$2.14
Expired	(172,418)	$1.33
Outstanding at September 30, 2016	2,567,328	$1.79

Stock options exercisable at September 30, 2016	1,297,061	$1.65

As of September 30, 2016, there was $600,548 of aggregate intrinsic value of outstanding stock options, including $559,855 of aggregate intrinsic value of exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. This amount will change based on the fair market value of the Company’s stock. During the three and nine months ended September 30, 2016 intrinsic value of awards exercised was $5,635 and $51,302, respectively. Weighted average grant date fair value for options granted during the three and nine months ended September 30, 2016 was $1.32 and $1.26 per share, respectively and $1.90 and $1.75 for the three and nine months, respectively, ended September 30, 2015.

The fair value of share-based payments made with stock options to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions.

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2016	2015	2016	2015
Risk free interest rate	1.33%	1.77%	1.51%	1.77%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	7	7	7	7
Volatility	75%	105%	75%	105%

Management applies an estimated forfeiture rate that is derived from historical employee termination data. The estimated forfeiture rate applied for the three and nine month periods ended September 30, 2016 and 2015 was approximately 8.1% and 7.0%, respectively.

As of September 30, 2016, we had $1,743,879 of unrecognized compensation expense related to unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately 3.0 years.

Restricted Stock

The following is a summary of restricted stock activity for the nine month period ended September 30, 2016, and the status of unvested restricted stock outstanding at September 30, 2016:

	Nine Month Period Ended
	September 30, 2016
	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	—	$	N/A
Granted	200,000		$1.90
Vested	(73,958)		$1.90
Forfeited	(16,667)		$1.90
Outstanding at September 30, 2016	109,375		$1.90

The aggregate fair value of the awards granted during the three and nine months ended September 30, 2016 was $0 and $380,000, respectively, which represents the market value of BioLife common stock on the date that the restricted stock awards were granted. The aggregate fair value of the restricted stock awards that vested for the three and nine months ended September 30, 2016 was $22,217 and $138,921, respectively.

We recognized stock compensation expense, net of forfeiture credits of $21,320 and $144,671 related to restricted stock awards for the three and nine months ended September 30, 2016. As of September 30, 2016, there was $204,661 in unrecognized compensation costs related to restricted stock awards. We expect to recognize those costs over 2.5 years.

We recorded stock compensation expense for the three and nine month periods ended September 30, 2016 and 2015, as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development costs	$33,574	$26,751	$118,409	$53,109
Sales and marketing costs	31,903	26,746	150,150	51,771
General and administrative costs	103,587	93,955	323,465	159,405
Cost of product sales	12,020	30,807	(8,177)	72,345
Total	$181,084	$178,259	$583,847	$336,630

During the three and nine month periods ended September 30, 2016, we reversed stock compensation expense related to stock compensation expense previously recorded on unvested stock options that were forfeited upon termination of certain employees during the periods in the amount of $98 and $40,630 to cost of product sales, respectively and $2,935 and $54,965 to operating expenses, respectively.

7. Warrants

At September 30, 2016 and December 31, 2015, we had 7,603,141 and 7,195,997 warrants outstanding, respectively, and exercisable with a weighted average exercise price of $4.46 and $4.60, respectively. The outstanding warrants have expiration dates between May 2017 and May 2021.

8. Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three and nine month periods ended September 30, 2016 and 2015, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of September 30, 2016 and 2015, respectively:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic and diluted weighted average common stock shares outstanding	12,699,419	12,157,575	12,575,560	12,134,474
Potentially dilutive securities excluded from loss per share computations:
Common stock options	2,567,328	2,590,357	2,567,328	2,590,357
Common stock purchase warrants	7,603,141	7,428,141	7,603,141	7,428,141
Restricted stock unvested	109,375	—	109,375	—

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

Employment agreements

We have employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Vice President of Operations, Vice President of Marketing, and Vice President of Sales. None of these employment agreements is for a definitive period, but rather each will continue indefinitely until terminated in accordance with its terms. The agreements provide for a base annual salary, payable in monthly (or shorter) installments. In addition, the agreement with the Chief Executive Officer provides for incentive bonuses at the discretion of the Board of Directors. Under certain conditions and for certain of these officers, we may be required to pay additional amounts upon terminating the officer or upon the officer resigning for good reason.

biologistex

Our biologistex joint venture committed to purchase approximately $2.4 million in Smart Containers from SAVSU Technologies, LLC, a Delaware limited liability company and our joint venture partner (“SAVSU”). As of September 30, 2016, the remaining purchase commitment is $1.9 million.

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently material to the Company’s business.

10. Credit Facility

On May 12, 2016 we entered into a $4 million credit facility agreement with our largest shareholder WAVI Holding AG (“WAVI”). The agreement calls for WAVI to provide four $1 million tranches at specified times throughout the 12 months from the commencement of the facility agreement. The promissory note carries an annual interest rate of 10%, matures on June 1, 2017, and is unsecured, but senior to any existing debt. In conjunction with the credit facility, we issued 550,000 detachable vested warrants at a $1.75 exercise price, expiring May 12, 2021. On June 1, 2016, we received the first $1 million tranche and on September 1, 2016, we received the second $1 million tranche related to the credit facility agreement. The Company recorded a debt discount related to the value of the warrants in the amount of $374,390. The debt discount amount recorded related to the warrants was determined based on the relative fair value of the note payable and the warrants. The debt discount will amortize monthly at a rate of $31,199 per month until June 1, 2017. The fair value of the warrants was determined using the Black-Scholes model.

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

We were incorporated in Delaware in 1987 under the name Trans Time Medical Products, Inc. In 2002, the Company, then known as Cryomedical Sciences, Inc., and engaged in manufacturing and marketing cryosurgical products, completed a merger with our wholly-owned subsidiary, BioLife Solutions, Inc., which was engaged as a developer and marketer of biopreservation tools for cells and tissues. Following the merger, we changed our name to BioLife Solutions, Inc. We have one majority-owned subsidiary (52%), biologistex CCM, LLC, a Delaware limited liability company.

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

On September 29, 2014, we entered into a limited liability company agreement with SAVSU to create a 20-year joint venture for the purpose of acquiring, developing, maintaining, owning, operating, marketing and selling an integrated platform of a cloud-based information service and precision thermal shipping products. The evo™ line is a new line of “smart shippers” designed for the shipment of materials, which must be maintained frozen, at 2-8˚C and/or controlled room temperature temperatures and where near real time monitoring of temperature, location, and payload status information is necessary. A sophisticated electronics package embedded in the evo provides streaming data to the biologistex web-based application; where real time shipment status, history, and reports can be generated. Designed for small volume shipments; it fills a critical need in chain-of-custody scenarios for temperature sensitive shipments of cells, tissues, and other cell based products.

Highlights for the Third Quarter of 2016

•	Biopreservation media products revenue was $2.1 million in the third quarter of 2016, an increase of 31% over the same period in 2015. For the first nine months of 2016, biopreservation media product revenue increased 32% as compared to last year. Third quarter revenue growth drivers include 39% higher direct sales to our regenerative medicine customers compared to the same period in 2015 as well as higher sales through our distribution network partially offset by a decline in sales to our hair transplantation customers.

•	Gross margin in the third quarter of 2016 was 57%, compared to 60% in the third quarter of 2015. For the first nine months of 2016, gross margin was 57%, compared to 58% in the first nine months of 2015. The slight margin decline over 2015 is due to higher overhead costs allocated per unit sold and change in product mix sold.

•	Consolidated net loss for the third quarter of 2016 was $1.3 million and net loss attributable to BioLife was $1.0 million or $0.08/share compared to a consolidated net loss of $1.3 million and net loss attributable to BioLife of $1.1 million or $0.09/share in the third quarter of 2015. The decrease in loss for the third quarter is primarily due to SAVSU participation fees in 2015, offset by an increase in biologistex and biopreservation media development costs. Consolidated net loss for the nine months ended September 30, 2016 was $4.5 million and net loss attributable to BioLife was $3.6 million or $0.28/share, compared to consolidated net loss of $3.6 million and net loss attributable to BioLife was $3.1 million or $0.26/share in the nine months ended September 30, 2015. The increase in the loss for the nine month period is primarily the result of increased headcount and spending related to the development and launch activities of our biologistex joint venture.

•	Supply Agreements: Executed 10 year Supply Agreements with Kite Pharma and Bellicum Pharmaceuticals.

•	Product Use Disclosures: Embedded in Cook MyoSite® phase 3 cell therapy clinical trial for stress urinary incontinence, integrated in Kolon Group's cell-mediated gene therapy for osteoarthritis, and used in the manufacturing process for Promethera Biosciences HepaStem cell-based treatment for liver disorders.

•	Customer Adoption: Management believes that BioLife products are now embedded in over 230 pre-clinical validation projects and human clinical trials for new cell and tissue-based regenerative medicine products and therapies, including 21 phase III trials.

Results of Operations

Our revenue, results of operations and cash balances may fluctuate significantly from quarter-to-quarter. These fluctuations could be due to a number of factors, including the progress of our customers’ clinical trials, where the pace of enrollment affects customer orders for our products. The majority of our net sales come from a relatively small number of customers and a limited number of market sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Any weakness in the market sectors in which our customers are concentrated could affect our business and results of operations.

Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2016 and 2015

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	September 30,
	2016	2015	% Change
Revenue:
Biopreservation media product sales	$2,135,197	$1,631,926	31%

Cost of sales	920,935	658,542	40%
Gross profit	$1,214,262	$973,384	25%
Gross margin %	57%	60%

	Nine Month Period Ended
	September 30,
	2016	2015	% Change
Revenue:
Biopreservation media product sales	$5,977,202	$4,542,526	32%
Contract manufacturing services	—	86,881	(100)%
Total revenue	5,977,202	4,629,407	29%

Cost of sales	2,564,775	1,954,752	31%
Gross profit	$3,412,427	$2,674,655	28%
Gross margin %	57%	58%

Biopreservation Media Product Sales. Our core products are sold through both direct and indirect channels to customers in the regenerative medicine, biobanking and drug discovery markets. Sales of our core proprietary products in the three and nine months ended September 30, 2016 increased 31% and 32%, respectively, compared to the same periods in 2015, due primarily to an increase in products sold and an increase in selling price per liter sold due to changes in product mix sold and customized biopreservation media formulations. Proprietary revenue growth in the current quarter was driven by a 39% increase in our regenerative medicine segment and 23% increase in our US and international distributors. The hair transplantation segment decreased 39% year over year due to the large orders placed in the third quarter of 2015. We expect to see continued growth in adoption and use of our proprietary biopreservation media products, and estimate at least 25% growth in core product revenue for the full year over 2015.

Contract Manufacturing Services. We had no contract manufacturing revenue in the first three quarters of 2016. In 2015, the contract manufacturing revenue was the result of process validation work performed for one customer and sales of certain raw materials related to this customer.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses. Cost of sales in the three and nine months ended September 30, 2016 increased compared to the same periods in 2015 due to increased sales of our proprietary products and overhead costs.

Gross Margin. Gross margin as a percentage of revenue was 57% in the three and nine months ended September 30, 2016, compared to 60% and 58% in the three and nine months ended September 30, 2015. The margin is slightly lower due to an increase in raw material and overhead costs. For the full year, we expect gross margin to be in the range of 55% to 60% on core biopreservation media products.

Revenue Concentration. In the three and nine months ended September 30, 2016, we derived approximately 25% of our product revenue from two customers and 12% of our product revenue from one customer, respectively. In each of the three and nine months ended September 30, 2015, we derived approximately 10% of our product revenue from one customer. No other customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2016 or 2015.

Operating Expenses

Our operating expenses for the three and nine month periods ended September 30, 2016 and 2015 were:

	Three Month Period Ended
	September 30,
	2016	2015	% Change
Operating Expenses:
Research and development	$496,874	$329,527	51%
Sales and marketing	816,025	677,033	21%
General and administrative	1,039,223	1,263,272	(18)%
Operating Expenses	$2,352,122	$2,269,832	4%
% of revenue	110%	139%

	Nine Month Period Ended
	September 30,
	2016	2015	% Change
Operating Expenses:
Research and development	$1,600,144	$953,026	68%
Sales and marketing	2,399,131	1,819,778	32%
General and administrative	3,637,333	3,514,678	3%
Operating Expenses	$7,636,608	$6,287,482	21%
% of revenue	128%	136%

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs. We expense all research and development costs as incurred, with the exception of certain costs associated with the development of customized internal-use software systems that are capitalizable. Research and development expenses for the three and nine months ended September 30, 2016 increased compared to the three and nine months ended September 30, 2015, due primarily to expensed costs related to customized internal-use software and costs associated with new media and biologistex product development.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. The increase in the three and nine months ended September 30, 2016 compared to the same periods in 2015 was due primarily to higher personnel costs and costs related to marketing activities of our biologistex joint venture.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, corporate insurance, and participation fees to SAVSU related to the biologistex joint venture. The decrease in general and administrative expenses in the three months ended September 30, 2016 compared to the same period in 2015 is due to no joint venture participation fees in 2016. The increase in other general and administrative costs in the nine months ended September 30, 2016 compared to the same period in 2015 were due to higher personnel costs, including employee relocation expenses and severance expense for two former executives in the first quarter of 2016, and stock-based compensation related to new issuances of options and restricted stock grants in the first quarter of 2016 offset by SAVSU participation fees in 2015.

Other Income (Expenses)

Interest Expense. The interest expense in the three and nine months ended September 30, 2016 is due to the note payable related to the credit facility financing arrangement entered into in May 2016.

Amortization of debt discount. The amortization of short-term debt discount in the three and nine months ended September 30, 2016 is due to the amortization of the allocated value of the detachable warrants associated with the credit facility financing on arrangement entered into in May 2016.

Write off of deferred financing costs. The write off of deferred financing costs in the nine months ended September 30, 2016 is due to the write off of deferred capital costs related to Registration Statement on Form S-3 filed with the SEC on January 8, 2016.

Loss on disposal of property and equipment. The loss on asset disposal in the three and nine months ended September 30, 2016 is due to the disposal of property and equipment with net book value.

Interest Income. The reduction in interest income in the three and nine months ended September 30, 2016 compared to the same period in 2015 is due to the lower average short-term investments balance in 2016 compared to 2015.

Liquidity

On September 30, 2016, we had $1.4 million in cash and cash equivalents, compared to cash, cash equivalents and short-term investments of $3.8 million at December 31, 2015.

On May 12, 2016, we entered into a $4 million credit facility with our largest shareholder, WAVI Holding AG (“WAVI”), pursuant to which WAVI agreed to make a series of four $1 million advances on June 1, 2016, September 1, 2016, December 1, 2016 and March 1, 2017 (each, an “Advance”). We entered into a promissory note (the “Note”) in favor of WAVI whereby we agreed to pay WAVI the principal amount of all Advances under the Note, plus interest. We also issued WAVI 5 year warrants to purchase 550,000 shares of common stock at a fixed exercise price of $1.75 per share. The Note is unsecured, carries an annual interest rate of 10% and matures on June 1, 2017. WAVI is not obligated to pay any Advance if an event of default (as defined in the Note) has occurred or is occurring. In addition, if an event of default has occurred, WAVI may, at its option, declare the Note to be immediately due and payable, together with all unpaid interest, without further notice or demand. The Note also provides that we will not permit any liens on our assets, subject to certain exceptions. On June 1, 2016, we received the first $1 million Advance and on September 1, 2016, we received the second $1 million Advance.

We believe the remaining $2 million of Advances, when combined with cash from operations, will be sufficient to reach positive cash flow from operations, which we expect next year. However, our funds from operations may not be sufficient to repay the Note on its maturity date. Accordingly, we may need to obtain additional debt or equity financing or negotiate with WAVI an amendment to the maturity date or terms of the Note prior to the existing maturity date. If we are unable to comply with the terms of the Note as of the date of any Advance, we may need to take such actions of an earlier date. We cannot assure you that we will be successful in doing so on favorable terms, or at all. See Part II, Item 1.A. Risk Factors.

We are continuously monitoring and evaluating opportunities to strengthen our balance sheet and competitive position over the long term. These actions may include acquisitions or other strategic transactions that we believe would generate significant advantages and substantially strengthen our business. The consideration we pay in such transactions may include, among other things, shares of our common stock, other equity or debt securities of our Company or cash. We may elect to seek debt or equity financing in anticipation of, or in connection with, such transactions.

Net Cash Used In Operating Activities

During the nine months ended September 30, 2016, net cash used in operating activities was $3.7 million compared to $3.7 million for the nine months ended September 30, 2015. Cash used in operating activities did not change from the prior period because the use of cash to fund higher net losses was offset by changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities totaled $0.7 million during the nine months ended September 30, 2016, which was the result of sales and maturities of short term investments, net of purchases of equipment and $0.9 million of costs associated with internal use software development during the period. Cash provided by investing activities totaled $3.4 million during the nine months ended September 30, 2015, which was the result of sales and maturities of short term investments, net of purchases of short term investments and purchases of equipment and $0.9 million of costs associated with internal use software development during the quarter.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.2 million and $0.1 million in the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by financing activities during the nine months ended September 30, 2016 was the result of proceeds received from our credit facility, warrant exercises and employee stock option exercises net of cash payments related to the filing of the Registration Statement on Form S-3. Net cash provided by financing activities in the nine months ended September 30, 2015 was the result of proceeds received from employee stock option exercises.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 25, 2016. There have been no significant changes to these obligations in the nine months ended September 30, 2016. For more information regarding our current contingencies and commitments, see note 9 to the consolidated financial statements included above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We believe the remaining $2 million of Advances when combined with cash from operations, will be sufficient to reach positive cash flow from operations, which we expect next year. However, we cannot assure you that we will receive the remaining Advances, or that our funds will be sufficient for this period. Our funds from operations may not be sufficient to pay the Note on its current maturity date. Accordingly, we expect we may need to obtain additional debt or equity financing or negotiate with WAVI an amendment to the maturity date or terms of the Note prior to the existing maturity date. Any new equity financing, including any equity issued in connection with debt financings or amendments, may dilute our existing shareholders and may adversely affect our stock price. If we are unable to comply with the terms of the Note, obtain any required financing or comply with any amendment to the Note, our business and financial condition may be adversely affected.

Item 6. Exhibits

See accompanying Index to Exhibits included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Dated: November 10, 2016	/s/ Roderick de Greef
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