Form 10-K/A
period 2015-12-31
BIOLIFE SOLUTIONS INC
filed 2016-12-09
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K of BioLife Solutions, Inc. (“BioLife”, “we”, “our”, “us”, or the “Company”) is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2016 (the “Original Filing”). We are filing this amendment solely to include corrected certifications by our principal executive officer and principal financial officer as required by Items 601(b)(31) and (32) of Regulation S-K.

Except for the amendments described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K. Accordingly, this Form 10-K does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by these amendments remain unchanged and reflects the disclosures made at the time the Original Filing was filed. We have included the full Form 10-K originally filed on February 25, 2016 with corrected certifications in this filing.

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

Our proprietary, clinical grade HypoThermosol ® FRS and CryoStor ® biopreservation media products are marketed to the regenerative medicine, biobanking, drug discovery markets including hospital-based stem cell transplant centers, pharmaceutical companies, cord blood and adult stem cell banks, hair transplant centers, and suppliers of cells to the drug discovery, toxicology testing and diagnostic markets, including private and public cell therapy companies. All of our biopreservation media products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices (cGMP) using United States Pharmacopia (USP)/Multicompendial or the highest available grade components.

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

BloodStor ® freeze media is a series of generic cGMP freeze media products used to cryopreserve stem and other cells isolated from umbilical cord blood, peripheral blood, and bone marrow where the processing methods require addition of high concentration DMSO. BloodStor 55-5 is pre-formulated with 55% (w/v) DMSO USP/EP, 5% (w/v) Dextran-40 USP/EP, and Water for Injection (WFI) quality water. BloodStor 100 contains 100% (w/v) DMSO USP/EP. BloodStor 27 NaCl is pre-formulated with 27% (w/v) DMSO in saline USP-grade components and Water for Injection (WFI) quality water. BloodStor is manufactured under cGMP and tested to USP <71> Sterility and USP <85> Endotoxin standards.

Cell Thawing Media provides Dextran and saline for washing cryopreserved cells and tissues to dilute or remove cryoprotectants. Cell thawing media is pre-formulated with 10% Dextran 40 in 0.9% NaCl and 10% Dextran 40 in 5% Dextrose.

PrepaStor ® is a flush solution specifically designed for use during the transitions from normothermic to mild hypothermic conditions (37°C to 20°C) to rinse culture media and native fluids from tissue and whole organ systems prior to suspension in a preservation solution. PrepaStor is also used to support the transition from hypothermic to normothermic temperatures following the preservation interval.

biologistex TM cold-chain management service , launched in the third quarter of 2015, includes unlimited use of the evo Smart Shipper and the integrated track and trace cloud-based web application, mybiologistex.com.  The line of evo Smart Shippers are reusable and designed for the shipment of materials which must be maintained at precision temperature ranges including frozen at -80˚C, chilled at 2-8˚C, and at controlled room temperature (CRT) temperatures. The evo Smart Shippers include a NIST traceable thermocouple embedded within the payload cavity to monitor the environmental conditions within the payload and a fiber optic sensor enabling monitoring whether the container is opened at any time during shipment, and upon arrival at the destination. The monitoring data and GPS location is transmitted in real time to our cloud based web application, giving our customers the ability to pack, ship, and independently track their precious starting material and manufactured cell products and other biologic material throughout transit to its destination.

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

BUSINESS OPERATIONS

Sales and Marketing

We market and sell our products directly using our sales force and through our website at www.biolifesolutions.com . Our products are also marketed and distributed by STEMCELL Technologies, Sigma-Aldrich, and several other regional distributors under non-exclusive agreements. We are committed to becoming and remaining a trusted, critical supplier to our customers.  This requires us to employ scientific team members in sales and support roles. Our technical application support team consists of individuals with extensive experience in cell processing, biopreservation, and cryobiology.

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

Available Information

We maintain a website at http://www.biolifesolutions.com .. The information contained on or accessible through our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge on our website as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission (the “SEC”). Any information we filed with the SEC may be accessed and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

The following table sets forth the range of high and low quarterly closing sales prices of our common stock for the periods indicated (as adjusted for our reverse stock split):

	High	Low
Year ended December 31, 2015
4th Quarter	$2.48	$2.04
3rd Quarter	2.75	1.96
2nd Quarter	2.79	1.50
1st Quarter	2.34	1.61

Year ended December 31, 2014
4th Quarter	$2.30	$1.64
3rd Quarter	2.85	2.06
2nd Quarter	3.90	1.89
1st Quarter	9.00	3.69

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 relating to all of our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants (in thousands)	Weighted Average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance (in thousands)
Equity compensation plans approved by security holders	1,772	$2.02	1,696
Equity compensation plans not approved by security holders (1)	783	$1.28	––
Total	2,555	$1.80	1,696

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

Our strategies to achieve this objective include:

Utilize Existing Biopreservation Media Sales, Distribution and Manufacturing Infrastructure.   We have developed a direct sales and distribution network for our products which we utilize to expand sales to existing customers and to gain additional customers. We believe that our products have been incorporated into over 200 pre-clinical validation projects and human clinical trials for new cell and tissue-based regenerative medicine products and therapies.  A significant number involve CAR-T cells and other types of T cells and mesenchymal stem cells targeting blood cancers, solid tumors and other leading causes of death and disability. In 2015, key product adoption announcements included:

•	UK-based TC Biopharm Ltd, a developer of anti-cancer immunotherapies, announced that it has incorporated our CryoStor clinical and commercial grade freeze media in its manufacturing and clinical delivery processes of ImmuniCell, a novel T cell based immunotherapy targeting various cancers.

•	Cardio3 BioSciences, a leader in engineered cell therapy with clinical programs initially targeting indications in cardiovascular disease and oncology, has embedded the Company’s clinical grade CryoStor cryopreservation freeze media in its ongoing Congestive Heart Failure Cardiopoietic Regenerative Therapy (CHART-1) phase III clinical trial in Europe and Israel and the pending CHART-2 phase III clinical trial to be conducted in the United States.

•	Cord Blood Registry (CBR ® ), the world’s largest newborn stem cell company, announced the adoption of BioLife’s CryoStor clinical grade cryopreservation freeze media in its process for cryogenic storage of umbilical cord tissue stem cells.

•	Several new customers disclosed the use of the Company’s CryoStor and HypoThermosol biopreservation media products in pre-clinical validation projects and clinical trials at the recent International Society for Cellular Therapy (ISCT) conference as follows:

•	GSK – Overcoming automation and formulation challenges in the manufacture and distribution of next generation ex vivo gene therapy products.

•	HemaCare Bioresearch Products & Services – Cryopreserved Leukopaks (LP) Maintain Cell Viability & Functionality.

•	MaSTherCell (for their customer Imcyse) – Technology Transfer and Process Development for an Autologous Cell Therapy Against Multiple Sclerosis.

•	RoosterBio – poster: Cryopreserved hMSC maintain comparable in vitro functional activity compared to fresh hMSC.

•	Use of CryoStor cryopreservation freeze media with a dendritic cell based vaccine was published in the journal Oncotarget.

•	We announced that our CryoStor cell freeze media was utilized in a Mayo Clinic porcine animal study of umbilical cord blood-derived mononuclear cells (UBC-MNC) to evaluate the safety and feasibility of these cells for cardiac regeneration in pediatric congenital heart disease (CHD).

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

Revenue and Gross Margin

	Year Ended
	December 31,
	2015	2014	% Change
	(‘000’s)
Revenue:
Product revenue
Core product sales	$6,361	$4,913	29%
Contract manufacturing services	88	1,278	(93)%
Total revenue	6,449	6,191	4%

Cost of sales	2,635	3,155	(16)%
Gross profit	$3,814	$3,036	26%
Gross margin %	59.1%	49.0%

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

Todd Berard has been Vice President of Marketing since February 2015, responsible for corporate branding, product branding, marketing and launch strategy, and product management. He is also a key team member in the management and growth of all product launches; including biologistex. Before his appointment as Vice President of Marketing, Mr. Berard had served as Senior Director of Marketing since July 2014.  Previous to BioLife, Mr. Berard served as Director of Marketing at Verathon Medical; a division of Roper Inc., from September 2010 until July 2014, overseeing the global marketing, product development, and product launch strategies for a portfolio of six medical device brands. He also managed all strategic partnerships for product development, and helped guide the organization. Verathon had global sales in 2014 of roughly $180M; and Mr. Berard oversaw a creative and product management team of 12. Responsibilities included all global marketing initiatives and campaigns, strategy, product portfolio management, and strategic planning. He has over twenty years of experience in life sciences, health care, and technology; working for both global leaders and small technology startups, including the University of Washington School of Medicine, DuPont, and Medtronic. He has a Bachelor of Science Degree in Biochemistry from the University of Vermont and an MBA from the University of Washington Foster School of Business

Aby J. Mathew, Ph.D. , has been Senior Vice President and Chief Technology Officer since February 2011. From January 2007 through February 2011, Dr. Mathew served as Senior Scientist, Director of Strategic Relations, and Senior Director of Strategic Relations. From June 2003 through January 2007, Dr. Mathew served as Director of Manufacturing. From September 2000 through June 2003, Dr. Mathew served as Clinical Accounts Manager and Director of Hypothermic Preservation for Cryomedical Sciences/BioLife Solutions. Dr. Mathew has been actively engaged in research on low temperature biopreservation of mammalian cells, tissues and organs since 1994, and his studies contributed to the development of our current commercial HypoThermosol® and CryoStor® product platforms and intellectual property foundation.

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

Committees of the Board of Directors

The Board has established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. Each committee operates pursuant to a written charter that may be viewed on our website at www.biolifesolutions.com .

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

Compensation Committee .  The purpose of the Compensation Committee is to provide guidance to management and to assist the Board in the discharge of its fiduciary responsibilities relating to the compensation of executive officers, the organizational structure, succession, retention and training policies and review and oversight of benefit programs.  Our Compensation Committee is responsible for reviewing the recommendations of our Chief Executive Officer and Chief Financial Officer, making recommendations to the Board, regarding the compensation of our executive officers, and ensuring that the total compensation paid to the executive officers is reasonable and competitive, and does not promote excessive risk taking. In making its recommendation to the Board, the Compensation Committee considers the results of the most recent stockholder advisory vote on executive compensation.  The Chief Executive Officer may not be present during voting or deliberation on his compensation. The Compensation Committee is also responsible for reviewing and making recommendations to the Board regarding director and committee member compensation.  In addition, the Compensation Committee approves and has oversight over our bonus plans for executive officers and/or stock based compensation plans and oversight of our overall compensation plans and benefit programs, including approval and oversight of grants.

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

Nominating and Governance Committee . Our Nominating and Governance Committee’s primary purpose is to evaluate candidates for membership on our Board and make recommendations to our Board regarding candidates; make recommendations with respect to the composition of our Board and its committees; provide guidance to our human resources, legal, and finance departments relating to director orientation programs; recommend corporate governance principles applicable to the Company; manage periodic review, discussion and evaluation of the performance of our Board, its committees and its members and oversee and monitor compliance with our Code of Business Conduct and Ethics. The Nominating and Governance Committee has the authority to obtain independent advice and assistance from internal or external legal, accounting and other advisors, at the Company’s expense.

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

In carrying out its function to nominate candidates for election to our Board, the Nominating and Governance Committee considers the Board’s mix of skills, experience, character, commitment and diversity—diversity being broadly construed to mean a variety of opinions, perspectives and backgrounds, such as gender, race and ethnicity differences, as well as other differentiating characteristics, all in the context of the requirements and needs of our Board at that point in time. In reviewing potential candidates, the Committee will also consider all relationships between any proposed nominee and any of our stockholders, competitors, customers, suppliers or other persons with a relationship to the Company. The Nominating and Governance Committee believes that each candidate should be an individual who has demonstrated exceptional ability and judgment, who are willing and able to make a sufficient time commitment to the Company, and who shall be most effective, in conjunction with the other nominees to the Board, in collectively serving the long - term interests of the stockholders.

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

Accordingly, the Board has adopted a formal written code of ethics for all employees. The Board has adopted an additional corporate code of ethics for its Chief Executive Officer, Chief Financial Officer and other senior financial officers, which is intended to be a “code of ethics” as defined by applicable SEC rules. The Code of Ethics is publicly available on our website at http://biolifesolutions.com/biopreservation-media/CODE-OF-ETHICS-FOR-CEO-AND-SENIOR-FINANCIAL-OFFICERS1.pdf .. The code of ethics is designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations. These codes also incorporate what we expect from our executives so as to enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. Any amendments made to the Code of Ethics will be available on our website.

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

Name and Address of Beneficial Owner	Common Stock	Percentage of Class
Directors and Executive Officers
Thomas Girschweiler (Director) (1)	4,392,427	30.9%
Michael Rice (Officer and Director) (2)	528,180	4.1%
Aby J. Mathew (Officer) (3)	242,088	1.9%
Raymond Cohen (Director) (4)	104,893	0.8%
Daphne Taylor (Officer) (5)	71,428	0.6%
Andrew Hinson (Director) (6)	60,713	0.5%
Rick Stewart (Director) (7)	13,690	0.1%
Joseph Schick (Director) (8)	8,928	0.1%
Total shares owned by Executive Officers and Directors (10 persons) (9)	5,433,894	35.9%
5% Stockholders
Walter Villiger (10)	5,524,714	38.5%
WAVI Holding AG (11)	5,381,857	37.8%
Taurus4757 GmbH (12)	4,188,857	29.9%

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

Principal Accountant Fees and Services

Audit and Audit-Related Fees

Fees for audit and audit-related services by Peterson Sullivan, LLP our independent registered public accounting firm, for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014

Audit fees	$75,000	$71,500
Audit related fees (1)	1,200	20,287

Total audit and audit related fees	$76,200	$91,787

(1)	Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. In the years ended December 31, 2015 and 2014, we incurred audit-related fees in connection with our registration statements and related comfort letter procedures.

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

Date:	December 9, 2016	BIOLIFE SOLUTIONS, INC.

/s/ Michael Rice
Michael Rice
Chief Executive Officer and President (principal executive officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 9, 2016	/s/ Michael Rice
Michael Rice
Chief Executive Officer and President (principal executive officer) and Director

Date:	December 9, 2016	/s/ Roderick de Greef
Roderick de Greef
Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	December 9, 2016	/s/ Raymond Cohen
Raymond Cohen
Chairman of the Board of Directors

Date:	December 9, 2016	/s/ Thomas Girschweiler
Thomas Girschweiler
Director

Date:	December 9, 2016	/s/ Andrew Hinson
Andrew Hinson
Director

Date:	December 9, 2016	/s/ Joseph Schick
Joseph Schick
Director

Index of Exhibits –

See Exhibit Index below for exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Document
3.1	Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 24, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2014)
3.3	Amended and Restated Bylaws of BioLife Solutions, Inc., effective April 25, 2013 (included as Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed March 27, 2013)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on February 12, 2014)
10.1**	1998 Stock Option Plan, as amended through September 28, 2005 (included as Exhibit 4.3 to the Registration Statement on Form S-8 filed on June 24, 2013)
10.2**	Amended and Restated 2013 Performance Incentive Plan (included as Appendix A to the Registrant’s Definitive Proxy Statement filed on March 24, 2015)
10.3**	BioLife Solutions, Inc. Form of Non-Plan Stock Option Agreement (included as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 24, 2013)
10.4	Lease Agreement dated August 1, 2007 for facility space 3303 Monte Villa Parkway, Bothell, WA 98021 (included as Exhibit 10.27 and Exhibit 10.29 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)
10.5	First Amendment to the Lease, dated November 4, 2008, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 31, 2009)
10.6	Second Amendment to the Lease, dated March 2, 2012, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.30 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed May 14, 2012)
10.7	Third Amendment to the Lease, dated June 15, 2012, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)
10.8	Fourth Amendment to the Lease, dated November 26, 2012, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)
10.9	Fifth Amendment to Lease, dated August 19, 2014, by and between the Company and Monte Villa Farms LLC (included as Exhibit 10.1 Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on November 6, 2014)
10.10	Manufacturing Service Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (included as Exhibit 10.26 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)
10.11	Storage Services Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (included as Exhibit 10.25 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)
10.12	Order Fulfillment Services Agreement dated October 26, 2007 between the Company and Bioserv, Inc., a division of NextPharma Technologies, Inc. (included as Exhibit 10.23 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed April 1, 2008)

10.13	Warrant to purchase Common Stock issued to Thomas Girschweiler (included as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed March 28, 2011)
10.14	Warrant to purchase Common Stock issued to Walter Villiger (included as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed March 28, 2011)
10.15	Warrant to purchase Common Stock issued to Thomas Girschweiler (included as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 29, 2012)
10.16	Warrant to purchase Common Stock issued to Walter Villiger (included as Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 29, 2012)
10.17	Warrant to purchase Common Stock issued to Thomas Girschweiler (included as Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)
10.18	Warrant to purchase Common Stock issued to Walter Villiger (included as Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)
10.19	Note Conversion Agreement, dated December 16, 2013, by and among the Company and Walter Villiger (included as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2013)
10.20	Note Conversion Agreement, dated December 16, 2013, by and among the Company and Thomas Girschweiler (included as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2013)
10.21*	Manufacturing Services Agreement with Organ Recovery Systems, Inc., effective as of December 22, 2011 (included as Exhibit 10.44 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 23, 2014)
10.22	Form of Warrant issued to Taurus4757 GmbH and WAVI Holding AG pursaunt to conversion of outstanding notes (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 25, 2014)
10.23	Form of Warrant issued to purchasers in the March 25, 2014 public offering (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed March 20, 2014)
10.24	Assignment and Amendment of Note Conversion Agreement, dated February 11, 2014, by and among the Company, Walter Villiger and WAVI Holding AG (included as Exhibit 10.1 to the Current Report on Form 8-K filed on February 12, 2014)
10.25	Assignment and Amendment of Note Conversion Agreement, dated February 11, 2014, by and among the Company, Thomas Girschweiler and Taurus4757 GmbH (included as Exhibit 10.2 to the Current Report on Form 8-K filed on February 12, 2014)
10.26	biologistex CCM, LLC Limited Liability Company Agreement dated September 29, 2014 (included as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on November 6, 2014)
10.27*	Supply and Distribution Agreement between SAVSU Technologies, LLC and biologistex CCM dated September 29, 2014 (included as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on November 6, 2014)
10.28*	Services Agreement between BioLife Solutions, Inc. and biologistex CCM dated September 29, 2014 (included as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on November 6, 2014)
10.29**	Employment Agreement dated February 19, 2015 between the Company and Michael Rice (included as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 12, 2015)
10.30**	Employment Agreement dated February 19, 2015 between the Company and Aby Mathew (included as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 12, 2015)

10.31**	Employment Agreement dated February 19, 2015 between the Company and Daphne Taylor (included as Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 12, 2015)
10.32**	Employment Agreement dated February 19, 2015 between the Company and Joseph Annicchiarico (included as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 12, 2015)
10.33**	Employment Agreement dated February 19, 2015 between the Company and Matthew Snyder (included as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 12, 2015)
10.34**	Employment Agreement dated February 19, 2015 between the Company and Todd Berard (included as Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 12, 2015)
10.35	Board of Directors Services Agreement entered into May 4, 2015 by and between the Company and Raymond Cohen (included as Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2015)
10.36	Board of Directors Services Agreement entered into May 4, 2015 by and between the Company and Thomas Girschweiler (included as Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2015)
10.37	Board of Directors Services Agreement entered into May 4, 2015 by and between the Company and Other Non-Employee Directors (included as Exhibit 10.3 to the Current Report on Form 8-K filed on May 5, 2015)
21.1	Subsidiaries of the Company
23.1	Consent of Peterson Sullivan LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an order granted by the SEC.
**	Management contract or compensatory plan or arrangement.
***	Previously filed

