Form 10-Q
period 2017-03-31
BIOLIFE SOLUTIONS INC
filed 2017-05-12
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

As of May 9, 2017, 13,036,621 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BioLife Solutions, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$2,289,926	$1,405,826
Accounts receivable, trade, net of allowance for doubtful accounts of $15,798 and $0 at March 31, 2017 and December 31, 2016	1,060,773	1,193,646
Inventories	1,812,172	1,757,784
Prepaid expenses and other current assets	419,124	270,814
Total current assets	5,581,995	4,628,070

Property and equipment
Leasehold improvements	1,284,491	1,284,491
Furniture and computer equipment	667,213	650,912
Manufacturing and other equipment	943,071	922,220
Subtotal	2,894,775	2,857,623
Less: Accumulated depreciation	(1,759,794)	(1,670,245)
Net property and equipment	1,134,981	1,187,378
Investment in SAVSU	1,845,632	2,075,000
Long term deposits	36,166	36,166
Total assets	$8,598,774	$7,926,614

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$638,014	$710,719
Accrued expenses and other current liabilities	69,327	116,399
Accrued compensation	248,023	175,829
Deferred rent, current portion	130,216	130,216
Total current liabilities	1,085,580	1,133,163
Promissory note payable to related party, net of discount of $62,398 and $155,996 at March 31, 2017 and December 31, 2016	3,937,602	2,844,004
Accrued interest, related party	181,190	97,857
Deferred rent, long term	590,716	685,450
Total liabilities	5,795,088	4,760,474

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 13,016,533 and 12,863,824 shares issued and outstanding at March 31, 2017 and December 31, 2016	13,017	12,864
Additional paid-in capital	74,891,236	74,355,645
Accumulated deficit	(72,100,567)	(71,202,369)
Total shareholders’ equity	2,803,686	3,166,140
Total liabilities and shareholders’ equity	$8,598,774	$7,926,614

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BIoLife Solutions, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Month Period Ended March 31,
	2017	2016
Product revenue	$2,366,201	$1,852,017
Cost of product sales	928,402	771,005
Gross profit	1,437,799	1,081,012
Operating expenses
Research and development	286,751	504,239
Sales and marketing	511,944	733,913
General and administrative	1,103,143	1,335,292
Total operating expenses	1,901,838	2,573,444

Operating loss	(464,039)	(1,492,432)

Other income (expense), net
Interest Income	48	1,919
Interest Expense, related party	(83,333)	––
Amortization of debt discount	(93,598)	––
Loss from equity-method investment in SAVSU	(229,368)	––
Total other income (expenses), net	(406,251)	1,919

Net loss	(870,290)	(1,490,513)
Net loss attributable to non-controlling interest	––	263,685
Net loss attributable to BioLife Solutions, Inc.	$(870,290)	$(1,226,828)

Basic and diluted net loss per common share attributable to BioLife Solutions, Inc.	$(0.07)	$(0.10)

Basic and diluted weighted average common shares used to calculate net loss per common share	12,964,639	12,457,858

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BIoLife Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Month Period Ended March 31,
	2017	2016
Net loss	$(870,290)	$(1,490,513)

Other comprehensive income
Unrealized gain on available-for-sale investments	––	451
Total other comprehensive income	––	451

Comprehensive loss	(870,290)	(1,490,062)
Comprehensive loss attributable to non-controlling interest	––	263,685
Comprehensive loss attributable to BioLife Solutions, Inc.	$(870,290)	$(1,226,377)

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.

Consolidated Statements of Cash Flows

 (unaudited)

	Three Month Period Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(870,290)	$(1,490,513)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	89,549	91,791
Stock-based compensation expense	329,895	146,527
Amortization of deferred rent related to lease incentives	(31,750)	(31,749)
Amortization debt discount	93,598	––
Accretion and amortization on available for sale investments	––	1,792
Loss from equity-method investment in SAVSU	229,368	––

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	132,873	(260,971)
Inventories	(54,388)	(183,620)
Prepaid expenses and other current assets	(138,029)	17,324
Increase (Decrease) in
Accounts payable	(11,970)	91,907
Accrued compensation and other current liabilities	41,447	10,694
Accrued interest, related party	83,333	––
Deferred rent	(62,984)	13,335
Net cash used in operating activities	(169,348)	(1,593,483)

Cash flows from investing activities
Sales of available-for-sale investments	––	1,650,000
Costs associated with internal use software development	––	(552,535)
Purchase of property and equipment	(37,152)	(26,936)
Net cash provided by (used in) investing activities	(37,152)	1,070,529

Cash flows from financing activities
Proceeds from note payable	1,000,000	––
Proceeds from exercise of common stock options	120,000	32,223
Deferred costs related to security issuance	(29,400)	(20,096)
Net cash provided by financing activities	1,090,600	12,127

Net increase (decrease) in cash and cash equivalents	884,100	(510,827)

Cash and cash equivalents - beginning of period	1,405,826	2,173,258

Cash and cash equivalents - end of period	$2,289,926	$1,662,431

Non-cash financing activity
Option exercises for which cash not yet received as of quarter end	$––	$13,989
Stock Issued for Services provided in prior period included in liabilities at year-end	$35,624	$––
Deferred costs related to security issuance not yet paid as of quarter end	$7,856	$66,640

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full year. These consolidated financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the SEC.

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2016 include the accounts of the Company and its majority-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The subsidiary was deconsolidated as of December 31, 2016 and thus the financial statements for the three months ended March 31, 2017 only include accounts of the company.

Equity Method Investments

We account for our 45% ownership in SAVSU using the equity method of accounting. This method states that if the investment provides us the ability to exercise significant influence, but not control, over the investee, we account for the investment under the equity method. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at its initial carrying value in the consolidated balance sheet and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of other income (expense), net in the consolidated statements of operations. For the three months ended March 31, 2017, SAVSU’s net loss totaled $509,706, of which our 45% ownership resulted in a $229,368 loss which was recorded as “Loss from equity-method investment in SAVSU.”

Concentrations of credit risk and business risk

In the three months ended March 31, 2017, we derived approximately 21% of our product revenue from two customers. In the three months ended March 31, 2016, we derived approximately 12% of our product revenue from one customer. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2017 or 2016. At March 31, 2017, one customer accounted for approximately 22% of total gross accounts receivable. At December 31, 2016, three customers accounted for approximately 45% of total gross accounts receivable.

Revenue from customers located in foreign countries represented 22% and 21% of total revenue during the three months ended March 31, 2017 and 2016, respectively. All revenue from foreign customers are denominated in United States dollars.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU-2016-09). The updated guidance simplifies and changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of certain items in the statement of cash flows. The Company adopted ASU-2016-09 at the beginning of the first quarter of 2017. Due to the adoption of ASU 2016-09 an accounting policy change was made to account for forfeitures as they occur and not estimated. No other material changes resulted from adopting ASU 2016-09. We used the modified retrospective method for this adoption.

The table below shows the accumulated deficit activity for the three months ended March 31, 2017:

Accumulative deficit
BALANCE, December 31, 2016	$(71,202,369)
Cumulative-effect adjustment resulting from adoption of ASU 2016-09	(27,908)
Net loss	(870,290)
BALANCE, March 31, 2017	$(72,100,567)

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

In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740 (ASU 2015-17). Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The Company adopted ASU-2015-17 at the beginning of the first quarter of 2017 which had no significant impact on the financial statements as the net deferred tax assets are fully reserved.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (ASU 2015-11). Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU-2015-11 at the beginning of the first quarter of 2017 which had no significant impact on the financial statements.

On May 28, 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, Topic 606, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of fiscal 2018. The Company does not expect adoption of ASU 2014-09 to have a material impact on its consolidated financial statements, although the Company will be required to make additional disclosures under the new guidance.

With the exception of the new standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

2. Fair Value Measurement

In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC Topic 820”), the Company measures its cash and cash equivalents and short term investments at fair value on a recurring basis. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

As of March 31, 2017 and December 31, 2016, the Company does not have liabilities that are measured at fair value.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, based on the three-tier fair value hierarchy:

As of March 31, 2017	Level 1	Level 2	Level 3	Total
Bank deposits	$2,236,718	$—	$—	$2,236,718
Money market funds	53,208	—	—	53,208
Cash and cash equivalents	2,289,926	—	—	2,289,926
Total	$2,289,926	$—	$—	$2,289,926

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Bank deposits	$1,352,541	$—	$—	$1,352,541
Money market funds	53,285	—	—	53,285
Cash and cash equivalents	1,405,826	—	—	1,405,826
Total	$1,405,826	$—	$—	$1,405,826

The fair values of bank deposits and money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017 and the twelve months ended December 31, 2016.

3. Inventory

Inventory consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Raw materials	$437,892	$531,053
Work in progress	241,057	370,740
Finished goods	1,133,223	855,991
Total	$1,812,172	$1,757,784

4. Deferred Rent

Deferred rent consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Landlord-funded leasehold improvements	$1,124,790	$1,124,790
Less accumulated amortization	(534,277)	(502,527)
Total	590,513	622,263
Straight line rent adjustment	130,419	193,403
Total deferred rent	$720,932	$815,666

During the three month periods ended March 31, 2017 and 2016, the Company recorded $31,750 and $31,749, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

5. Share-based Compensation

Service Vesting Based Stock Options

The following is a summary of service vesting based related stock option activity for the three month period ended March 31, 2017, and the status of stock options outstanding at March 31, 2017:

	Three Month Period Ended
	March 31, 2017
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	2,513,861	$1.78
Granted	110,000	$1.79
Exercised	(107,142)	$1.12
Forfeited	(47,783)	$3.59
Expired	(81,352)	$1.27
Outstanding at March 31, 2017	2,387,584	$1.79

Stock options exercisable at March 31, 2017	1,257,183	$1.69

Performance-based Stock Options

The Company’s Board of Directors has implemented a Management Performance Bonus Plan for 2017. Based on achieving varying levels of specified revenue for the year ending December 31, 2017, up to 1,000,000 options to purchase shares of the Company’s common stock may be vested. The options have an exercise price of $1.64, and if revenue levels are met, vest 50% on the release of the Company’s audited financial statements for 2017, and 50% one year thereafter. If the minimum performance targets are not achieved, no options will vest. The Company currently deems it probably the 1,000,000 options will vest and is recognizing stock compensation for these options over the requisite service period.

As of March 31, 2017, there was $1,309,683 of aggregate intrinsic value of outstanding stock options, including $634,677 of aggregate intrinsic value of exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. This amount will change based on the fair market value of the Company’s stock. During the quarters ended March 31, 2017 and 2016 intrinsic value of awards exercised was $70,714 and $4,253, respectively. Weighted average grant date fair value for options granted during the three months ended March 31, 2017 and March 31, 2016 was $1.13 and $1.29 per share, respectively.

The fair value of share-based payments made with stock options to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions.

	Three Month Period Ended
	March 31,
	2017	2016
Risk free interest rate	2.07%	1.65%
Dividend yield	0.0%	0.0%
Expected term (in years)	5.18	7.00
Volatility	75%	75%

We recognized stock compensation expense of $295,831 and $47,809, related to stock options for the three months ended March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017, we had approximately $2,343,697 of unrecognized compensation expense related to unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately 2.1 years.

Restricted Stock

On January 27, 2017 the board granted 207,350 restricted stock awards to non-executive employees under the Amended & Restated 2013 Performance Incentive Plan. The grants vest 25% after the first anniversary with the remainder vesting quarterly for 36 months. The following is a summary of restricted stock activity for the three month period ended March 31, 2017, and the status of unvested restricted stock outstanding at March 31, 2017:

	Three Month Period Ended
	March 31, 2017
	Number of Restricted Shares	Grant-Date Fair Value
Unvested outstanding at beginning of year	98,439	$1.90
Granted	207,350	$1.76
Vested	(23,439)	$1.90
Outstanding at March 31, 2017	282,350	$1.80

The aggregate fair value of the awards granted during the three months ended March 31, 2017 was $364,936 which represents the market value of BioLife common stock on the date that the restricted stock awards were granted. The aggregate fair value of the restricted stock awards that vested was $41,097 and $95,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.

We recognized stock compensation expense of $34,064 and $98,718, related to restricted stock awards for the three months ended March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017, there was $488,396 in unrecognized compensation costs related to restricted stock awards. We expect to recognize those costs over 3.3 years.

We recorded total stock compensation expense for the three month periods ended March 31, 2017 and 2016, as follows:

	Three Month Period Ended
	March 31,
	2017	2016
Research and development costs	$59,265	$37,469
Sales and marketing costs	59,619	63,499
General and administrative costs	168,198	77,510
Cost of product sales	42,813	(31,951)
Total	$329,895	$146,527

Management adopted ASU 2016-09 on January 1, 2017 and no longer applies an estimated forfeiture rate. As a result, we had a cumulative-effect adjustment to retained earnings and additional paid in capital of $27,908 resulting from adoption. The estimated forfeiture rate derived from historical employee termination data applied for the three month period ended March 31, 2016 was approximately 8.1%.

6. Warrants

At March 31, 2017 and December 31, 2016, we had 7,603,141 warrants outstanding and exercisable with a weighted average exercise price of $4.46. The outstanding warrants have expiration dates between May 2017 and May 2021.

7. Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three month periods ended March 31, 2017 and 2016, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options, warrants and unvested restricted stock.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of March 31, 2017 and 2016, respectively:

	Three Month Period Ended March 31,
	2017	2016
Basic and diluted weighted average common stock shares outstanding	12,964,639	12,457,858
Potentially dilutive securities excluded from loss per share computations:
Common stock options	3,387,581	2,451,570
Common stock purchase warrants	7,603,141	7,195,997
Restricted stock unvested	282,350	150,000

8. Commitments & Contingencies

Leases

We lease approximately 30,000 square feet in our Bothell, Washington headquarters. The term of our lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent is approximately $57,000 at March 31, 2017, with scheduled annual increases each August and again in October for the most recent amendment. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

Employment agreements

We have employment agreements with the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Vice President of Operations, Vice President of Marketing and Vice President of Sales. None of these employment agreements is for a definitive period, but rather each will continue indefinitely until terminated in accordance with its terms. The agreements provide for a base annual salary, payable in monthly (or shorter) installments. In addition, the agreement with the Chief Executive Officer provides for incentive bonuses at the discretion of the Board of Directors. Under certain conditions and for certain of these officers, we may be required to pay additional amounts upon terminating the officer or upon the officer resigning for good reason.

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently material to the Company’s business.

9. Long-Term Debt

As of December 31, 2016, the total principal balance and estimated fair value of our long-term debt was $3.0 million. As of March 31, 2017, the total carrying value and estimated fair value of our long-term debt was $4.0 million. These estimated fair values are based on Level 3 inputs. Interest rate of the Note approximates market interest rates. As of March 31, 2017 and December 31, 2016, the unamortized discount on the Note was $62,398 and $155,996, respectively.

Scheduled principal payments, including accrued interest through May 31, 2017 to be included in principal, are as follows:

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

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC.

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

Additionally, we own a 45% interest in biologistex CCM, LLC dba SAVSU Technologies (“SAVSU”), a Delaware limited liability company. SAVSU is in the business of acquiring, developing, maintaining, owning, operating, marketing and selling an integrated platform of a cloud-based information service and precision thermal shipping products. The evo™ line is a line of “smart shippers” designed for the shipment of materials, which must be maintained frozen, at 2-8˚C and/or controlled room temperature temperatures and where near real time monitoring of temperature, location, and payload status information is necessary. A sophisticated electronics package embedded in the evo provides streaming data to the biologistex web-based application; where real time shipment status, history, and reports can be generated. Designed for small volume shipments; it fills a critical need in chain-of-custody scenarios for temperature sensitive shipments of cells, tissues, and other cell based products. On December 31, 2016, we restructured our biologistex CCM, LLC joint venture (“biologistex” prior to December 31, 2016 or “SAVSU” December 31, 2016 and thereafter) with Savsu Technologies, LLC (“STLLC”), whereby we contributed certain assets, including our outstanding loan owed by biologistex, and STLLC contributed certain assets, including all cold chain management intellectual property, into SAVSU. Prior to the restructuring, we owned a 52% ownership interest in biologistex. As a result for consideration given by both parties, we own a 45% interest in SAVSU, which is subsequently reduced to 40% on December 31, 2017 and then to 25% on December 31, 2018.

Highlights for the First Quarter of 2017

•	Biopreservation media products revenue was $2.4 million in the first quarter of 2017, an increase of 28% over the same period in 2016. First quarter revenue growth drivers include 51% higher direct sales to our regenerative medicine customers and 20% higher sales through our distribution network compared to the same period in 2016.

•	Gross margin in the first quarter of 2017 was 61%, compared to 58% in the first quarter of 2016. The margin increased due to normal fluctuations in production volume, which was partially offset by a write off of expired raw materials.

•	For the three months ended March 31, 2017, operating loss was $0.5 million. This compared to a consolidated operating loss of $1.5 million in the first quarter of 2016. The decrease in the operating loss is primarily the result of the restructuring and subsequent deconsolidation of biologistex as well as an increase in sales.

•	For the three months ended March 31, 2017, net loss was $0.9 million. This compared to a consolidated net loss of $1.5 million in the first quarter of 2016. The decrease in the net loss is primarily the result of the restructuring and subsequent deconsolidation of biologistex as well as an increase in sales.

•	Gained 36 new customers in the first quarter of 2017, including first time orders from 20 regenerative medicine companies.

•	Extended the maturity date and repayment schedule on our $4 million credit facility with WAVI Holdings AG (“WAVI”). The original maturity date of June 1, 2017 was extended to June 1, 2022. Beginning September 1, 2017 to June 1, 2018, the Company will make four quarterly cash interest only payments of $106,250. From September 1, 2018 through June 1, 2022, the Company will make quarterly cash principal payments of $265,625, in addition to ongoing interest payments. The interest rate on the credit facility remains fixed at 10% and no other consideration was provided to WAVI as part of the amendment.

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

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2017 and 2016

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	March 31,
	2017	2016	% Change
Revenue:
Total revenue	$2,366,201	$1,852,017	28%

Cost of sales	928,402	771,005	20%
Gross profit	$1,437,799	$1,081,012	33%
Gross margin %	61%	58%

Biopreservation Media Product Sales. Our core products are sold through both direct and indirect channels to customers in the regenerative medicine, biobanking and drug discovery markets. Sales of our core proprietary products in the three months ended March 31, 2017 increased 28% compared to the same period in 2016, due primarily to an increase in volume and selling price per liter sold due to increased orders from the regenerative medicine segment. Proprietary revenue growth was driven by a 51% year over year increase from customers in the regenerative medicine segment and 20% increase in our US and international distributors. We expect to see continued growth in adoption and use of our proprietary biopreservation media products.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses. Cost of sales in the three months ended March 31, 2017 increased compared to the same period in 2016 due to increased sales of our biopreservation media products and write off of expired raw materials which was partially offset by an underutilization adjustment in the same period in 2016.

Gross Margin. Gross margin as a percentage of revenue was 61% in the three months ended March 31, 2017 compared to 58% in the three months ended March 31, 2016. For the full year, we expect gross margin to be in the range of 55% to 60% on core biopreservation media products.

Revenue Concentration. In the three months ended March 31, 2017, we derived approximately 21% of our product revenue from two customers. In the three months ended March 31, 2016, we derived approximately 12% of our product revenue from one customer. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2017 or 2016.

Operating Expenses

Our operating expenses for the three month periods ended March 31, 2017 and 2016 were:

	Three Month Period Ended
	March 31,
	2017	2016	% Change
Operating Expenses:
Research and development	$286,751	$504,239	(43)%
Sales and marketing	511,944	733,913	(30)%
General and administrative	1,103,143	1,335,292	(17)%
Operating Expenses	1,901,838	2,573,444	(26)%
% of revenue	80%	139%

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs. We expense all research and development costs as incurred, with the exception of certain costs associated with the development of customized internal-use software systems that were capitalized in 2016. Research and development expenses for the three months ended March 31, 2017 decreased compared to the three months ended March 31, 2016, due primarily to the restructuring of our biologistex joint venture ($197,110) which was partially offset by an increase in stock-based compensation related to new grants of performance based stock options and restricted stock.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. Sales and marketing expenses for the three months ended March 31, 2017 decreased compared to the three months ended March 31, 2016, due primarily to the restructuring of our biologistex joint venture ($313,782) which was partially offset by an increase in tradeshow and travel expenses and stock-based compensation related to new grants of performance based stock options and restricted stock.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance. General and administrative expenses for the three months ended March 31, 2017 decreased compared to the three months ended March 31, 2016, due primarily to severance fees paid out to terminated executives in the first quarter of 2016, a decrease in investor relations consulting and conferences, deconsolidation of biologistex ($38,451) and lower corporate legal fees which was partially offset by an increase in stock-based compensation related to new grants of performance based stock options and restricted stock.

Other Income (Expense)

Interest expense. The interest expense in the three months ended March 31, 2017 is due to the note payable related to the credit facility financing arrangement entered into in May 2016.

Amortization of debt discount. The amortization of short-term debt discount in the three months ended March 31, 2017 is due to the amortization of the allocated value of the detachable warrants associated with the credit facility financing arrangement entered into in May 2016.

Loss on equity method investment. The non-cash loss associated with our proportionate share of the net loss incurred by SAVSU for the period based on our 45% ownership in our investment in SAVSU. As of December 31, 2016 we have no obligation to provide any future funding to SAVSU.

Interest income. The reduction in interest income in the three months ended March 31, 2017 compared to the same period in 2016 is due to the lower average short-term investments balance in 2017 compared to 2016.

Liquidity and Capital Resources

On March 31, 2017, we had $2.3 million in cash and cash equivalents, compared to cash and cash equivalents of $1.4 million at December 31, 2016. Based on our current expectations with respect to our revenue and operating expenses, we expect that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next twelve months. If our revenues do not grow as expected and/or we are not able to manage our expenses sufficiently, including required payment pursuant to the terms of the Note issued to WAVI, we may need to obtain additional equity or debt financing. We may also seek equity or debt financing opportunistically if we believe that market conditions are conducive to obtaining such financing. We currently have an S-3 registration statement filed with the SEC which may be utilized to obtain additional financing.

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

Net Cash Used In Operating Activities

During the three months ended March 31, 2017, net cash used in operating activities was $0.2 million compared to $1.6 million for the three months ended March 31, 2016. Cash used in operating activities decreased primarily due to the restructuring of the biologistex joint venture and increased revenue compared to 2016 which reduced the net loss in the current period compared to 2016.

Net Cash Used In/Provided by Investing Activities

Net cash used by investing activities totaled $37,152 during the three months ended March 31, 2017 compared to net cash provided by investing activities of $1.1 million for the three months ended March 31, 2016. The increase in cash used by investing activities was the result of cash provided in 2016 from the sales and maturities of short term investments, net of purchases of internal use software and equipment during the quarter. The cash used in the three months ended March 31, 2017 was the result of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $1.1 million during the three months ended March 31, 2017, compared to $12,127 during the three months ended March 31, 2016. Net cash provided by financing activities in the three months ended March 31, 2017 was the result of proceeds received from our credit facility and employee stock option exercises. Net cash provided by financing activities in the three months ended March 31, 2016 was the result of proceeds received from employee stock option exercises.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

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

Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC.

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 15, 2017. There have been no significant changes to these obligations in the three months ended March 31, 2017. For more information regarding our current contingencies and commitments, see note 8 to the consolidated financial statements included above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None

Item 6. Exhibits

See accompanying Index to Exhibits included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Dated: May 12, 2017	/s/ Roderick de Greef
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

