Form 10-Q
period 2017-06-30
BIOLIFE SOLUTIONS INC
filed 2017-08-11
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(425) 402-1400

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post said files). Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2017, 13,228,046 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BioLife Solutions, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$2,314,633	$1,405,826
Accounts receivable, trade, net of allowance for doubtful accounts of $8,913 and $0 at June 30, 2017 and December 31, 2016, respectively	1,173,036	1,193,646
Inventories	1,769,070	1,757,784
Prepaid expenses and other current assets	422,408	270,814
Total current assets	5,679,147	4,628,070

Property and equipment
Leasehold improvements	1,284,491	1,284,491
Furniture and computer equipment	681,096	650,912
Manufacturing and other equipment	1,061,791	922,220
Subtotal	3,027,378	2,857,623
Less: Accumulated depreciation	(1,846,496)	(1,670,245)
Net property and equipment	1,180,882	1,187,378
Investment in SAVSU	1,585,527	2,075,000
Long term deposits	36,166	36,166
Total assets	$8,481,722	$7,926,614

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$531,919	$710,719
Accrued expenses and other current liabilities	63,619	116,399
Accrued compensation	286,063	175,829
Accrued interest, related party	33,274	––
Deferred rent	130,216	130,216
Total current liabilities	1,045,091	1,133,163
Promissory note payable to related party, net of discount of $155,996 at December 31, 2016	––	2,844,004
Accrued interest, related party	––	97,857
Deferred rent, long-term	559,532	685,450
Other long-term liabilities	56,141	––
Total liabilities	1,660,764	4,760,474

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 4,250 and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4	––
Common stock, $0.001 par value; 150,000,000 shares authorized, 13,210,015 and 12,863,824 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	13,210	12,864
Additional paid-in capital	79,676,523	74,355,645
Accumulated deficit	(72,868,779)	(71,202,369)
Total shareholders’ equity	6,820,958	3,166,140
Total liabilities and shareholders’ equity	$8,481,722	$7,926,614

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BIoLife Solutions, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product sales	$2,557,765	$1,989,988	$4,923,966	$3,842,005
Cost of product sales	956,839	872,835	1,885,241	1,643,840
Gross profit	1,600,926	1,117,153	3,038,725	2,198,165

Operating expenses
Research and development	318,607	599,031	605,358	1,103,270
Sales and marketing	546,455	849,193	1,058,399	1,583,106
General and administrative	1,077,067	1,262,818	2,180,210	2,598,110
Total operating expenses	1,942,129	2,711,042	3,843,967	5,284,486

Operating loss	(341,203)	(1,593,889)	(805,242)	(3,086,321)

Other income (expenses), net
Interest income	76	445	124	2,364
Interest expense, related party	(104,582)	(8,333)	(187,915)	(8,333)
Amortization of debt discount	(62,398)	(31,199)	(155,996)	(31,199)
Write-off of deferred financing costs	––	(86,736)	––	(86,736)
Loss from equity-method investment in SAVSU	(260,105)	––	(489,473)	––
Total other income (expenses), net	(427,009)	(125,823)	(833,260)	(123,904)

Net loss	(768,212)	(1,719,712)	(1,638,502)	(3,210,225)
Net loss attributable to non-controlling interest	––	363,629	––	627,314
Net loss attributable to BioLife Solutions, Inc.	$(768,212)	$(1,356,083)	$(1,638,502)	$(2,582,911)

Basic and diluted net loss per common share attributable to BioLife Solutions, Inc.	$(0.06)	$(0.11)	$(0.13)	$(0.21)
Basic and diluted weighted average common shares used to calculate net loss per common share	13,100,820	12,568,041	13,033,106	12,512,949

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BIoLife Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(768,212)	$(1,719,712)	$(1,638,502)	$(3,210,225)

Other comprehensive income
Unrealized gain on available-for-sale investments	––	––	––	451
Total other comprehensive income	––	––	––	451

Comprehensive loss	(768,212)	(1,719,712)	(1,638,502)	(3,209,774)
Comprehensive loss attributable to non- Controlling interest	––	363,629	––	627,314
Comprehensive loss attributable to BioLife Solutions, Inc.	$(768,212)	$(1,356,083)	$(1,638,502)	$(2,582,460)

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Month Period Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(1,638,502)	$(3,210,225)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	176,251	183,893
Stock-based compensation expense	643,768	402,763
Stock issued for services	35,625	––
Write-off of deferred financing costs	––	86,736
Amortization of deferred rent related to lease incentives	(63,499)	(63,499)
Amortization of debt discount	155,996	31,199
Accretion and amortization on available for sale investments	––	1,792
Loss from equity-method investment in SAVSU	489,473	––

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	20,610	(354,726)
Inventories	(11,286)	(76,094)
Prepaid expenses and other current assets	(135,905)	(50,151)
Increase (Decrease) in
Accounts payable	(124,239)	207,369
Accrued compensation and other current liabilities	56,442	37,527
Accrued interest, related party	185,417	8,333
Deferred rent	(62,419)	19,929
Net cash used in operating activities	(272,268)	(2,775,154)

Cash flows from investing activities
Sales of available-for-sale investments	––	1,650,000
Costs associated with internal use software development	––	(695,044)
Purchase of property and equipment	(78,185)	(99,353)
Net cash provided by (used in) investing activities	(78,185)	855,603

Cash flows from financing activities
Proceeds from related party debt	1,000,000	1,000,000
Payments on equipment loan	(8,176)	––
Payments on capital lease obligations	(4,360)	––
Proceeds from exercise of common stock options and warrants	314,024	151,498
Deferred costs related to potential stock issuance	(42,228)	(86,736)
Net cash provided by financing activities	1,259,260	1,064,762

Net increase (decrease) in cash and cash equivalents	908,807	(854,789)

Cash and cash equivalents - beginning of period	1,405,826	2,173,258

Cash and cash equivalents - end of period	$2,314,633	$1,318,469

Non-cash investing and financing activities
Costs incurred for capitalized internal use software not paid as of quarter end (amounts are included in liabilities)	$––	$42,760
Stock issued for services provided in prior period included in liabilities at year-end	35,624	––
Preferred stock issued on conversion of related party note payable and accrued interest	4,250,000	––
Preferred stock issuance costs not yet paid	8,038	––
Capital lease obligations incurred for purchases of equipment	52,327	––
Purchase of equipment with debt	39,243	––
Debt discount related to warrants	$––	$374,390

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

Principles of Consolidation

The consolidated financial statements for the three and six months ended June 30, 2016 include the accounts of the Company and its majority-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The subsidiary was deconsolidated as of December 31, 2016 and thus the financial statements for the three and six months ended June 30, 2017 only include accounts of the Company.

Equity Method Investments

We account for our 45% ownership in SAVSU using the equity method of accounting. This method states that if the investment provides us the ability to exercise significant influence, but not control, over the investee, we account for the investment under the equity method. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at its initial carrying value in the consolidated balance sheet and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of other income (expense), net in the consolidated statements of operations. For the three and six months ended June 30, 2017, SAVSU’s net loss totaled $578,012 and $1,087,718 of which our 45% ownership resulted in a $260,105 and $489,473 loss, respectively, which was recorded as “Loss from equity-method investment in SAVSU.”

Concentrations of credit risk and business risk

In the three and six months ended June 30, 2017, no customer accounted for more than 10% of revenue. In each of the three and six months ended June 30, 2016, we derived approximately 12% of our product revenue from one customer. No other customer accounted for more than 10% of revenue in the three and six months ended June 30, 2016. At June 30, 2017, three customers accounted for approximately 41% of total gross accounts receivable. At December 31, 2016, three customers accounted for approximately 45% of total gross accounts receivable.

Revenue from customers located in foreign countries represented 14% and 18% of total revenue during the three and six months ended June 30, 2017, respectively, and 17% and 20% during the three and six months ended June 30, 2016, respectively. All revenue from foreign customers are denominated in United States dollars.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The updated guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. Adoption of ASU 2016-15 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years with early adoption being permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our financial statements.

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

The table below shows the accumulated deficit activity for the six months ended June 30, 2017:

Accumulative deficit
BALANCE, December 31, 2016	$(71,202,369)
Cumulative-effect adjustment resulting from adoption of ASU 2016-09	(27,908)
Net loss	(1,638,502)
BALANCE, June 30, 2017	$(72,868,779)

In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-02 on its financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: Topic 825 (ASU 2016-01). The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. Adoption of ASU 2016-01 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company does not expect adoption of ASU 2016-01 to have a material impact on its financial statements.

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

On May 28, 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, Topic 606, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of fiscal 2018. Based on our analysis thus far, we believe the impact of adopting the new guidance will be immaterial to our annual and interim financial statements. The Company will also be required to make additional disclosures under the new guidance. We continue to assess the impact on all areas of our revenue recognition, disclosure requirements, and changes that may be necessary to our internal controls over financial reporting. We will adopt this standard in the first quarter of 2018.

With the exception of the new standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our financial statements.

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

As of June 30, 2017 and December 31, 2016, the Company does not have liabilities that are measured at fair value.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, based on the three-tier fair value hierarchy:

As of June 30, 2017	Level 1	Level 2	Total
Bank deposits	$2,261,474	$—	$2,261,474
Money market funds	53,159	—	53,159
Cash and cash equivalents	2,314,633	—	2,314,633
Total	$2,314,633	$—	$2,314,633

As of December 31, 2016	Level 1	Level 2	Total
Bank deposits	$1,352,541	$—	$1,352,541
Money market funds	53,285	—	53,285
Cash and cash equivalents	1,405,826	—	1,405,826
Total	$1,405,826	$—	$1,405,826

The fair values of bank deposits and money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2017 and the twelve months ended December 31, 2016.

3.	Inventory

Inventory consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Raw materials	$298,337	$531,053
Work in progress	337,635	370,740
Finished goods	1,133,098	855,991
Total	$1,769,070	$1,757,784

4.	Deferred Rent

Deferred rent consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Landlord-funded leasehold improvements	$1,124,790	$1,124,790
Less accumulated amortization	(566,026)	(502,527)
Total	558,764	622,263
Straight line rent adjustment	130,984	193,403
Total deferred rent	$689,748	$815,666

During the three and six month periods ended June 30, 2017, the Company recorded $31,750 and $63,499, respectively, in deferred rent amortization of these landlord funded leasehold improvements. During the three and six month periods ended June 30, 2016, the Company recorded $31,749 and $63,499, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

5.	Share-based Compensation

Service Vesting Based Stock Options

The following is a summary of service vesting based related stock option activity for the six month period ended June 30, 2017, and the status of stock options outstanding at June 30, 2017:

	Six Month Period Ended
	June 30, 2017
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	2,513,861	$1.78
Granted	110,000	$1.79
Exercised	(131,427)	$1.17
Forfeited	(47,783)	$3.59
Expired	(91,068)	$1.45
Outstanding at June 30, 2017	2,353,583	$1.79

Stock options exercisable at June 30, 2017	1,402,185	$1.71

Performance-based Stock Options

The Company’s Board of Directors has implemented a Management Performance Bonus Plan for 2017. Based on achieving varying levels of specified revenue for the year ending December 31, 2017, up to 1,000,000 options to purchase shares of the Company’s common stock may be vested. The options have an exercise price of $1.64, and if revenue levels are met, vest 50% on the release of the Company’s audited financial statements for 2017, and 50% one year thereafter. If the minimum performance targets are not achieved, no options will vest. The Company currently deems it probable that the 1,000,000 options will vest and is recognizing stock compensation for these options over the requisite service period.

As of June 30, 2017, there was $2,280,077 of aggregate intrinsic value of outstanding stock options, including $1,063,392 of aggregate intrinsic value of exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. This amount will change based on the fair market value of the Company’s stock. During the three and six months ended June 30, 2017 intrinsic value of awards exercised was $21,104 and $91,817, respectively. Weighted average grant date fair value for options granted during the six months ended June 30, 2017 was $1.13 per share and $1.24 and $1.25 for the three and six months ended June 30, 2016, respectively. There were no options granted in the three months ended June 30, 2017.

The fair value of share-based payments made with stock options to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions.

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016
Risk free interest rate	N/A	1.45%	2.07%	1.52%
Dividend yield	N/A	0.0%	0.0%	0.0%
Expected term (in years)	N/A	7.00	5.18	7.00
Volatility	N/A	75%	75%	75%

We recognized stock compensation expense of $273,442 and $232,602, related to stock options for the three months ended June 30, 2017 and June 30, 2016, respectively and $569,273 and $280,412, related to stock options for the six months ended June 30, 2017 and June 30, 2016, respectively. As of June 30, 2017, we had approximately $2,070,255 of unrecognized compensation expense related to unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately 2.0 years.

Restricted Stock

The following is a summary of restricted stock activity for the six month period ended June 30, 2017, and the status of unvested restricted stock outstanding at June 30, 2017:

	Six Month Period Ended
	June 30, 2017
	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	98,439	$1.90
Granted	207,350	$1.76
Vested	(32,813)	$1.90
Outstanding at June 30, 2017	272,976	$1.79

The aggregate fair value of the awards granted during the three and six months ended June 30, 2017 was $0 and $364,936, respectively, and during the three and six months ended June 30, 2016 was $0 and $380,000, respectively, which represents the market value of our common stock on the date that the restricted stock awards were granted. The aggregate fair value of the restricted stock awards that vested for the three months ended June 30, 2017 and 2016 was $20,123 and $21,704, respectively and for the six months ended June 30, 2017 and 2016 was $61,157 and $116,704, respectively.

We recognized stock compensation expense of $40,432 and $23,633 related to restricted stock awards for the three months ended June 30, 2017 and 2016, respectively and $74,496 and $122,351 related to restricted stock awards for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $447,965 in unrecognized compensation costs related to restricted stock awards. We expect to recognize those costs over 3.1 years.

We recorded stock compensation expense for the three and six month periods ended June 30, 2017 and 2016, as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development costs	$58,815	$47,366	$118,080	$84,835
Sales and marketing costs	58,051	54,748	117,670	118,247
General and administrative costs	154,983	142,367	323,181	219,878
Cost of product sales	42,024	11,754	84,837	(20,197)
Total	$313,873	$256,235	$643,768	$402,763

Management adopted ASU 2016-09 on January 1, 2017 and no longer applies an estimated forfeiture rate. As a result, we had a cumulative-effect adjustment to retained earnings and additional paid in capital of $27,908 resulting from adoption. The estimated forfeiture rate derived from historical employee termination data applied for the three and six months ended June 30, 2016 was approximately 8.1%.

6.	Warrants

At June 30, 2017 and December 31, 2016, we had 7,460,283 and 7,603,141 warrants outstanding, respectively and exercisable with a weighted average exercise price of $4.53 and $4.46, respectively. The outstanding warrants have expiration dates between March 2021 and May 2021. During the three month period ended June 30, 2017, 142,858 warrants were exercised with a weighted average exercise price of $1.12.

7.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three and six month periods ended June 30, 2017 and 2016, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of June 30, 2017 and 2016, respectively:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic and diluted weighted average common stock shares outstanding	13,100,820	12,568,041	13,033,106	12,512,949
Potentially dilutive securities excluded from loss per share computations:
Common stock options	3,353,583	2,731,613	3,353,583	2,731,613
Common stock purchase warrants	7,460,283	7,745,997	7,460,283	7,745,997
Restricted stock unvested	272,976	137,502	272,976	137,502

8.	Commitments & Contingencies

Leases

We lease approximately 30,000 square feet in our Bothell, Washington headquarters. The term of our lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent is approximately $57,000 at June 30, 2017, with scheduled annual increases each August and again in October for the most recent amendment. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

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

9.	Preferred Stock

On June 30, 2017, we modified our existing credit facility with WAVI Holding AG, ("WAVI"), a principal stockholder of the Company.  Pursuant to the modification, WAVI agreed to exchange its existing credit facility, including $4.25 million of principal and accrued interest outstanding as of June 1, 2017, for 4,250 shares of the Company's Series A Preferred Stock, which has a fixed, aggregate stated value of $4.25 million. The preferred shares being issued to WAVI are not convertible into any other form of equity and can only be redeemed at the stated value of $4.25 million at times and in amounts solely determined by the Company. The preferred shares also carry an annual cash dividend of 10% of the outstanding stated value, calculated and payable in arrears on a quarterly basis. The preferred shares have a liquidation preference over the common shareholders. No additional consideration was provided to WAVI for entering into this agreement. The exchange resulted in no gain or loss on the transaction. In both the three and six months ended June 30, 2017 we did not pay or accrue any dividends on the preferred stock.

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

Highlights for the Second Quarter of 2017

•	Revenue was $2.6 million in the second quarter of 2017, an increase of 29% over the same period in 2016. For the first six months of 2017, revenue increased 28% as compared to the same period last year. Second quarter revenue growth was primarily driven by a 31% increase in direct sales to our regenerative medicine customers compared to the same period in 2016.
•	Gross margin in the second quarter of 2017 was 63%, compared to 56% in the second quarter of 2016. For the first six months of 2017 gross margin was 62% compared to 57% in the first six months of 2016. The margin increased due to normal fluctuations in production volume.
•	Operating loss for the three and six months ended June 30, 2017 was $0.3 million and $0.8 million, respectively. This compared to a consolidated operating loss of $1.6 million and $3.1 million for the three and six months ended June 30, 2016. The decrease in the operating loss is primarily the result of the restructuring and subsequent deconsolidation of biologistex as well as an increase in sales.
•	For the three and six months ended June 30, 2017, net loss was $0.8 million and $1.6 million. This compared to a consolidated net loss of $1.7 million and $3.2 million for the three and six months ended June 30, 2016. The decrease in the net loss is primarily the result of the restructuring and subsequent deconsolidation of biologistex as well as an increase in sales.
•	Gained 28 new customers in the second quarter of 2017, including first time orders from 11 regenerative medicine companies.
•	Executed supply agreement with Adaptimmune for CryoStor® use in SPEAR T-Cell platform.
•	Reached an agreement with WAVI Holding AG, ("WAVI") to modify its existing credit facility effective June 30, 2017 by exchanging its existing $4.25 million credit facility, including principal and accrued interest outstanding as of June 1, 2017, for 4,250 shares of the Company's Series A Preferred Stock, which has a fixed, aggregate stated value of $4.25 million.

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

Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2017 and 2016

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	June 30,
	2017	2016	% Change
Revenue:
Total revenue	$2,557,765	$1,989,988	29%

Cost of sales	956,839	872,835	10%
Gross profit	$1,600,926	$1,117,153	43%
Gross margin %	63%	56%

	Six Month Period Ended
	June 30,
	2017	2016	% Change
Revenue:
Total revenue	$4,923,966	$3,842,005	28%

Cost of sales	1,885,241	1,643,840	15%
Gross profit	$3,038,725	$2,198,165	38%
Gross margin %	62%	57%

Biopreservation Media Product Sales. Our core products are sold through both direct and indirect channels to customers in the regenerative medicine, biobanking and drug discovery markets. Sales of our core products in the three and six months ended June 30, 2017 increased 29% and 28%, respectively, compared to the same periods in 2016, due primarily to an increase in volume and selling price per liter sold due to increased orders from the regenerative medicine segment. Revenue growth for the second quarter was driven by a 31% year over year increase from customers in the regenerative medicine segment. We expect to see continued growth in adoption and use of our proprietary biopreservation media products.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses. Cost of sales in the three and six months ended June 30, 2017 increased compared to the same periods in 2016 due to increased sales of our proprietary products partially offset by lower overhead costs per liter sold in the three and six months ended June 30, 2017.

Gross Margin. Gross margin as a percentage of revenue was 63% and 62% in the three and six months ended June 30, 2017, compared to 56% and 57% in the three and six months ended June 30, 2016.

Revenue Concentration. In the three and six months ended June 30, 2017, we did not derive 10% or more of our product revenue from any one customer. In the three and six months ended June 30, 2016, we derived approximately 12% and 12%, respectively, of our product revenue from one customer. No other customer accounted for more than 10% of revenue in the three and six months ended June 30, 2016.

Operating Expenses

Our operating expenses for the three and six month periods ended June 30, 2017 and 2016 were:

	Three Month Period Ended
	June 30,
	2017	2016	% Change
Operating Expenses:
Research and development	$318,607	$599,031	(47)%
Sales and marketing	546,455	849,193	(36)%
General and administrative	1,077,067	1,262,818	(15)%
Operating Expenses	$1,942,129	$2,711,042	(28)%
% of revenue	76%	136%

	Six Month Period Ended
	June 30,
	2017	2016	% Change
Operating Expenses:
Research and development	$605,358	$1,103,270	(45)%
Sales and marketing	1,058,399	1,583,106	(33)%
General and administrative	2,180,210	2,598,110	(16)%
Operating Expenses	$3,843,967	$5,284,486	(27)%
% of revenue	78%	138%

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs. We expense all research and development costs as incurred, with the exception of the costs associated with the development of customized internal-use software systems that were capitalized in 2016. Research and development expenses for the three and six months ended June 30, 2017 decreased compared to the three and six months ended June 30, 2016, due primarily to the restructuring of our biologistex joint venture ($301,094 and $498,204, respectively) which was partially offset by an increase in stock-based compensation related to new grants of performance based stock options and restricted stock.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. Sales and marketing expenses for the three and six months ended June 30, 2017 decreased compared to the three and six months ended June 30, 2016, due primarily to the restructuring of our biologistex joint venture ($377,239 and $691,021, respectively) which was partially offset by an increase in tradeshow and travel expenses and stock-based compensation related to new grants of performance based stock options and restricted stock.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance. General and administrative expenses for the three and six months ended June 30, 2017 decreased compared to the three and six months ended June 30, 2017, due primarily to severance fees paid out to terminated executives in the first quarter of 2016, a decrease in investor relations consulting and conferences, deconsolidation of biologistex ($79,229 and $117,680, respectively) and lower corporate legal fees which was partially offset by an increase in stock-based compensation related to new grants of performance based stock options and restricted stock.

Other Income (Expenses)

Interest Expense. The interest expense in the three and six months ended June 30, 2017 is due to the note payable related to the credit facility financing arrangement entered into in May 2016.

Amortization of debt discount. The amortization of short-term debt discount in the three and six months ended June 30, 2017 is due to the amortization of the allocated value of the detachable warrants associated with the credit facility financing on arrangement entered into in May 2017 which was fully amortized May 31, 2017.

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

Interest income. The reduction in interest income in the three and six months ended June 30, 2017 compared to the same periods in 2016 is due to the lower average short-term investments balance in 2017 compared to 2016.

Liquidity and Capital Resources

On June 30, 2017, we had $2.3 million in cash and cash equivalents, compared to cash and cash equivalents of $1.4 million at December 31, 2016. Based on our current expectations with respect to our revenue and operating expenses, we expect that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next twelve months. If our revenues do not grow as expected and/or we are not able to manage our expenses sufficiently, including making dividend payments pursuant to the terms of the preferred stock issued to WAVI, we may need to obtain additional equity or debt financing. We may also seek equity or debt financing opportunistically if we believe that market conditions are conducive to obtaining such financing. We currently have an S-3 registration statement filed with the SEC which may be utilized to obtain additional financing.

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

Net Cash Used In Operating Activities

During the six months ended June 30, 2017, net cash used in operating activities was $0.3 million compared to $2.8 million for the six months ended June 30, 2016. Cash used in operating activities decreased primarily due to the restructuring of the biologistex joint venture and increased revenue compared to 2016 which reduced the net loss in the current period compared to 2016.

Net Cash Used In/Provided by Investing Activities

Net cash used by investing activities totaled $0.1 million during the six months ended June 30, 2017, compared to net cash provided by investing activities of $0.9 million for the six months ended June 30, 2016. The increase in cash used by investing activities was the result of cash provided in 2016 from the sales of short term investments, net of purchases of internal use software and equipment during the six months. The cash used in the six months ended June 30, 2017 was the result of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.3 million and $1.1 million in the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities during the six months ended June 30, 2017 was primarily the result of proceeds received from our credit facility, warrant exercises and employee stock option exercises. Net cash provided by financing activities in the six months ended June 30, 2016 was the result of proceeds received from our credit facility and employee stock option exercises net of cash payments related to the filing of the Registration Statement on Form S-3.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

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

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 15, 2017. There have been no significant changes to these obligations in the six months ended June 30, 2017. For more information regarding our current contingencies and commitments, see note 8 to the consolidated financial statements included above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: August 11, 2017	/s/ Roderick de Greef
Roderick de Greef
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

BioLife Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	WAVI Exchange Agreement

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

