Form 10-Q
period 2017-09-30
BIOLIFE SOLUTIONS INC
filed 2017-11-09
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 2, 2017, 13,630,490 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BioLife Solutions, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$2,830,541	$1,405,826
Accounts receivable, trade, net of allowance for doubtful accounts of $6,575 and $0 at September 30, 2017 and December 31, 2016, respectively	1,355,115	1,193,646
Inventories	1,861,058	1,757,784
Prepaid expenses and other current assets	320,318	270,814
Total current assets	6,367,032	4,628,070

Property and equipment
Leasehold improvements	1,284,491	1,284,491
Furniture and computer equipment	681,096	650,912
Manufacturing and other equipment	1,075,049	922,220
Subtotal	3,040,636	2,857,623
Less: Accumulated depreciation	(1,930,140)	(1,670,245)
Net property and equipment	1,110,496	1,187,378
Investment in SAVSU	1,367,792	2,075,000
Long term deposits	36,166	36,166
Total assets	$8,881,486	$7,926,614

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$420,387	$710,719
Accrued expenses and other current liabilities	170,419	116,399
Accrued compensation	368,321	175,829
Deferred rent	130,216	130,216
Total current liabilities	1,089,343	1,133,163
Promissory note payable to related party, net of discount of $155,996 at December 31, 2016	––	2,844,004
Accrued interest, related party	––	97,857
Deferred rent, long-term	526,365	685,450
Other long-term liabilities	51,235	––
Total liabilities	1,666,943	4,760,474

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 4,250 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	––
Common stock, $0.001 par value; 150,000,000 shares authorized, 13,333,297 and 12,863,824 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	13,333	12,864
Additional paid-in capital	80,494,953	74,355,645
Accumulated deficit	(73,293,747)	(71,202,369)
Total shareholders’ equity	7,214,543	3,166,140
Total liabilities and shareholders’ equity	$8,881,486	$7,926,614

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BIoLife Solutions, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product sales	$2,963,411	$2,135,197	$7,887,377	$5,977,202
Cost of product sales	1,095,724	920,935	2,980,965	2,564,775
Gross profit	1,867,687	1,214,262	4,906,412	3,412,427

Operating expenses
Research and development	293,093	496,874	898,451	1,600,144
Sales and marketing	488,688	816,025	1,547,087	2,399,131
General and administrative	1,118,251	1,039,223	3,298,461	3,637,333
Total operating expenses	1,900,032	2,352,122	5,743,999	7,636,608

Operating loss	(32,345)	(1,137,860)	(837,587)	(4,224,181)

Other income (expenses), net
Interest income	103	30	227	2,394
Loss on disposal of property and equipment	––	(1,213)	––	(1,213)
Interest expense	(1,077)	(33,334)	(188,992)	(41,667)
Amortization of debt discount	––	(93,598)	(155,996)	(124,797)
Write-off of deferred financing costs	(67,664)	––	(67,664)	(86,736)
Loss from equity-method investment in SAVSU	(217,735)	––	(707,208)	––
Total other income (expenses), net	(286,373)	(128,115)	(1,119,633)	(252,019)

Net loss	(318,718)	(1,265,975)	(1,957,220)	(4,476,200)
Net loss attributable to non-controlling interest	––	296,974	––	924,288
Net loss attributable to BioLife Solutions, Inc.	(318,718)	(969,001)	(1,957,220)	(3,551,912)
Less: Preferred stock dividends	(106,250)	—	(106,250)	—
Net loss attributable to common stockholders	$(424,968)	$(969,001)	$(2,063,470)	$(3,551,912)

Basic and diluted net loss per common share attributable to BioLife Solutions, Inc.	$(0.03)	$(0.08)	$(0.16)	$(0.28)
Basic and diluted weighted average common shares used to calculate net loss per common share	13,238,248	12,699,419	13,102,238	12,575,560

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BIoLife Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(318,718)	$(1,265,975)	$(1,957,220)	$(4,476,200)

Other comprehensive income
Unrealized gain on available-for-sale investments	––	––	––	451
Total other comprehensive income	––	––	––	451

Comprehensive loss	(318,718)	(1,265,975)	(1,957,220)	(4,475,749)
Comprehensive loss attributable to non- Controlling interest	––	296,974	––	924,288
Comprehensive loss attributable to BioLife Solutions, Inc.	$(318,718)	$(969,001)	$(1,957,220)	$(3,551,461)

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Month Period Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(1,957,220)	$(4,476,200)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	259,895	276,346
Loss on disposal of property and equipment	––	1,213
Stock-based compensation expense	957,711	583,847
Stock issued for services	71,250	––
Write-off of deferred financing costs	67,664	86,736
Amortization of deferred rent related to lease incentives	(95,249)	(95,248)
Amortization of debt discount	155,996	124,797
Accretion and amortization on available for sale investments	––	1,792
Loss from equity-method investment in SAVSU	707,208	––

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(159,851)	(381,717)
Inventories	(103,274)	(69,124)
Prepaid expenses and other current assets	(101,479)	(29,692)
Increase (Decrease) in
Accounts payable	(227,732)	361,900
Accrued compensation and other current liabilities	138,885	(107,586)
Accrued interest	152,143	39,524
Deferred rent	(63,836)	24,541
Net cash used in operating activities	(197,889)	(3,658,871)

Cash flows from investing activities
Sales of available-for-sale investments	––	1,650,000
Costs associated with internal use software development	––	(857,453)
Purchase of property and equipment	(91,443)	(130,118)
Net cash provided by (used in) investing activities	(91,443)	662,429

Cash flows from financing activities
Proceeds from related party debt	1,000,000	2,000,000
Payments on equipment loan	(10,628)	––
Payments on capital lease obligations	(7,631)	––
Payments related to preferred stock issuance	(9,303)	––
Proceeds from exercise of common stock options and warrants	784,273	278,503
Deferred costs related to potential stock issuance	(42,664)	(86,736)
Net cash provided by financing activities	1,714,047	2,191,767

Net increase (decrease) in cash and cash equivalents	1,424,715	(804,675)

Cash and cash equivalents - beginning of period	1,405,826	2,173,258

Cash and cash equivalents - end of period	$2,830,541	$1,368,583

Non-cash investing and financing activities
Costs incurred for capitalized internal use software not paid as of quarter end (amounts are included in liabilities)	$––	$109,500
Stock issued for services provided in prior period included in liabilities at year-end	35,624	––
Preferred stock issued on conversion of related party note payable and accrued interest	4,250,000	––
Preferred stock dividends accrued	106,250	––
Capital lease obligations incurred for purchases of equipment	52,327	––
Purchase of equipment with debt	39,243	––
Debt discount related to warrants	––	374,390

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

Principles of Consolidation

The consolidated financial statements for the three and nine months ended September 30, 2016 include the accounts of the Company and its majority-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The subsidiary was deconsolidated as of December 31, 2016 and thus the financial statements for the three and nine months ended September 30, 2017 only include accounts of the Company.

Equity Method Investments

We account for our 45% ownership in SAVSU using the equity method of accounting. This method states that if the investment provides us the ability to exercise significant influence, but not control, over the investee, we account for the investment under the equity method. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at its initial carrying value in the consolidated balance sheet and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of other income (expense), net in the consolidated statements of operations. For the three and nine months ended September 30, 2017, SAVSU’s net loss totaled $483,855 and $1,571,573 of which our 45% ownership resulted in a $217,735 and $707,208 loss, respectively, which was recorded as “Loss from equity-method investment in SAVSU.”

Concentrations of credit risk and business risk

In the three and nine months ended September 30, 2017, we derived approximately 22% of our product revenue from two customers and 10% of our product revenue from one customer, respectively. In the three and nine months ended September 30, 2016, we derived approximately 25% of our product revenue from two customers and 12% of our product revenue from one customer, respectively. No other customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2017 or 2016. At September 30, 2017, two customers accounted for approximately 25% of total gross accounts receivable. At December 31, 2016, three customers accounted for approximately 45% of total gross accounts receivable.

Revenue from customers located in foreign countries represented 16% and 17% of total revenue during the three and nine months ended September 30, 2017, respectively, and 15% and 18% during the three and nine months ended September 30, 2016, respectively. All revenue from foreign customers are denominated in United States dollars.

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

The table below shows the accumulated deficit activity for the nine months ended September 30, 2017:

Accumulative deficit
BALANCE, December 31, 2016	$(71,202,369)
Cumulative-effect adjustment resulting from adoption of ASU 2016-09	(27,908)
Preferred dividends declared	(106,250)
Net loss	(1,957,220)
BALANCE, September 30, 2017	$(73,293,747)

In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. While the Company expects adoption of ASU 2016-02 to lead to a material increase in the assets and liabilities recorded on its Consolidated Balance Sheet, the Company is still evaluating the overall impact on its consolidated financial statements.

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

As of September 30, 2017 and December 31, 2016, the Company does not have liabilities that are measured at fair value.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, based on the three-tier fair value hierarchy:

As of September 30, 2017	Level 1	Level 2	Total
Bank deposits	$2,777,404	$—	$2,777,404
Money market funds	53,137	—	53,137
Cash and cash equivalents	2,830,541	—	2,830,541
Total	$2,830,541	$—	$2,830,541

As of December 31, 2016	Level 1	Level 2	Total
Bank deposits	$1,352,541	$—	$1,352,541
Money market funds	53,285	—	53,285
Cash and cash equivalents	1,405,826	—	1,405,826
Total	$1,405,826	$—	$1,405,826

The fair values of bank deposits and money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017 and the twelve months ended December 31, 2016.

3.	Inventory

Inventory consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw materials	$484,132	$531,053
Work in progress	411,205	370,740
Finished goods	965,721	855,991
Total	$1,861,058	$1,757,784

4.	Deferred Rent

Deferred rent consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Landlord-funded leasehold improvements	$1,124,790	$1,124,790
Less accumulated amortization	(597,776)	(502,527)
Total	527,014	622,263
Straight line rent adjustment	129,567	193,403
Total deferred rent	$656,581	$815,666

During the three and nine month periods ended September 30, 2017, the Company recorded $31,749 and $95,249, respectively, in deferred rent amortization of these landlord funded leasehold improvements. During the three and nine month periods ended September 30, 2016, the Company recorded $31,749 and $95,248, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

5.	Share-based Compensation

Service Vesting Based Stock Options

The following is a summary of service vesting based related stock option activity for the nine month period ended September 30, 2017, and the status of stock options outstanding at September 30, 2017:

	Nine Month Period Ended
	September 30, 2017
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	2,513,861	$1.78
Granted	110,000	$1.79
Exercised	(131,427)	$1.17
Forfeited	(47,932)	$3.61
Expired	(91,068)	$1.45
Outstanding at September 30, 2017	2,353,434	$1.79

Stock options exercisable at September 30, 2017	1,496,041	$1.73

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

As of September 30, 2017, there was $13,333,864 of aggregate intrinsic value of outstanding stock options, including $5,995,214 of aggregate intrinsic value of exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. This amount will change based on the fair market value of the Company’s stock. During the three and nine months ended September 30, 2017 intrinsic value of awards exercised was none and $91,817, respectively. Weighted average grant date fair value for options granted during the three and nine months ended September 30, 2017 was none and $1.13 per share and $1.32 and $1.26 for the three and nine months ended September 30, 2016, respectively. There were no options granted in the three months ended September 30, 2017.

The fair value of share-based payments made with stock options to employees and non-employee directors was estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions.

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016
Risk free interest rate	N/A	1.33%	2.07%	1.51%
Dividend yield	N/A	0.0%	0.0%	0.0%
Expected term (in years)	N/A	7.00	5.18	7.00
Volatility	N/A	75%	75%	75%

We recognized stock compensation expense of $274,653 and $159,764, related to stock options for the three months ended September 30, 2017 and September 30, 2016, respectively and $843,925 and $569,176, related to stock options for the nine months ended September 30, 2017 and September 30, 2016, respectively. As of September 30, 2017, we had approximately $1,794,275 of unrecognized compensation expense related to unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately 1.8 years.

Restricted Stock

The following is a summary of restricted stock activity for the nine month period ended September 30, 2017, and the status of unvested restricted stock outstanding at September 30, 2017:

	Nine Month Period Ended
	September 30, 2017
	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	98,439	$1.90
Granted	207,350	$1.76
Vested	(42,189)	$1.90
Forfeited	(5,000)	$1.76
Outstanding at September 30, 2017	258,600	$1.79

The aggregate fair value of the awards granted during the three and nine months ended September 30, 2017 was none and $364,936, respectively, and during the three and nine months ended September 30, 2016 was none and $380,000, respectively, which represents the market value of our common stock on the date that the restricted stock awards were granted. The aggregate fair value of the restricted stock awards that vested for the three months ended September 30, 2017 and 2016 was $38,567 and $22,217, respectively and for the nine months ended September 30, 2017 and 2016 was $99,725 and $138,921, respectively.

We recognized stock compensation expense of $39,290 and $21,320 related to restricted stock awards for the three months ended September 30, 2017 and 2016, respectively and $113,786 and $144,671 related to restricted stock awards for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $399,874 in unrecognized compensation costs related to restricted stock awards. We expect to recognize those costs over 2.8 years.

We recorded stock compensation expense for the three and nine month periods ended September 30, 2017 and 2016, as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development costs	$59,434	$33,574	$177,514	$118,409
Sales and marketing costs	55,402	31,903	173,072	150,150
General and administrative costs	156,621	103,587	479,803	323,465
Cost of product sales	42,486	12,020	127,322	(8,177)
Total	$313,943	$181,084	$957,711	$583,847

Management adopted ASU 2016-09 on January 1, 2017 and no longer applies an estimated forfeiture rate. As a result, we had a cumulative-effect adjustment to retained earnings and additional paid in capital of $27,908 resulting from adoption. The estimated forfeiture rate derived from historical employee termination data applied for the three and nine months ended September 30, 2016 was approximately 8.1%.

6.	Warrants

At September 30, 2017 and December 31, 2016, we had 7,361,283 and 7,603,141 warrants outstanding, respectively and exercisable with a weighted average exercise price of $4.53 and $4.46, respectively. The outstanding warrants have expiration dates between March 2021 and May 2021. During the three month period ended September 30, 2017, 99,000 warrants were exercised with a weighted average exercise price of $4.75, yielding $470,250 in proceeds to the Company. Subsequent to quarter end through October 31, 2017, an additional 294,070 warrants were exercised with a weighted average exercise price of $4.75, yielding $1,396,833 in proceeds to the Company.

7.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three and nine month periods ended September 30, 2017 and 2016, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and warrants.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of September 30, 2017 and 2016, respectively:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic and diluted weighted average common stock shares outstanding	13,238,248	12,699,419	13,102,238	12,575,560
Potentially dilutive securities excluded from loss per share computations:
Common stock options	3,353,434	2,567,328	3,353,434	2,567,328
Common stock purchase warrants	7,361,283	7,603,141	7,361,283	7,603,141
Restricted stock unvested	258,600	109,375	258,600	109,375

8.	Commitments & Contingencies

Leases

We lease approximately 30,000 square feet in our Bothell, Washington headquarters. The term of our lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent is approximately $58,000 at September 30, 2017, with scheduled annual increases each August and again in October for the most recent amendment. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

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

On June 30, 2017, we modified our existing credit facility with WAVI Holding AG, ("WAVI"), a principal stockholder of the Company.  Pursuant to the modification, WAVI agreed to exchange its existing credit facility, including $4.25 million of principal and accrued interest outstanding as of June 1, 2017, for 4,250 shares of the Company's Series A Preferred Stock, which has a fixed, aggregate stated value of $4.25 million. The preferred shares being issued to WAVI are not convertible into any other form of equity and can only be redeemed at the stated value of $4.25 million at times and in amounts solely determined by the Company. The preferred shares also carry an annual cash dividend of 10% of the outstanding stated value, calculated and payable in arrears on a quarterly basis. The preferred shares have a liquidation preference over the common shareholders. No additional consideration was provided to WAVI for entering into this agreement. The exchange resulted in no gain or loss on the transaction. In both the three and nine months ended September 30, 2017 we accrued a dividend of $106,250 on the preferred stock which is included in accrued expenses and other current liabilities in the consolidated balance sheet at September 30, 2017. The dividend was paid on October 2, 2017.

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

Highlights for the Third Quarter of 2017

•	Revenue was $3.0 million in the third quarter of 2017, an increase of 39% over the same period in 2016. For the first nine months of 2017, revenue increased 32% as compared to the same period last year. Third quarter revenue growth was primarily driven by a 100% year over year increase from customers in the regenerative medicine segment due to increased demand from late stage cell therapy customers, partially offset by a 36% decrease in revenue to our drug discovery customers compared to the same period in 2016 due to normal cyclical buying patterns.
•	Gross margin in the third quarter of 2017 was 63%, compared to 57% in the third quarter of 2016. For the first nine months of 2017 gross margin was 62% compared to 57% in the first nine months of 2016. The margin increased due to higher average selling price per liter and increased sales volume.
•	Operating loss for the three and nine months ended September 30, 2017 was $32,000 and $838,000, respectively. This compared to a consolidated operating loss of $1.1 million and $4.2 million for the three and nine months ended September 30, 2016. The decrease in the operating loss is primarily the result of the restructuring and subsequent deconsolidation of biologistex as well as an increase in sales.
•	For the three and nine months ended September 30, 2017, net loss was $0.3 million and $2.0 million. This compared to a consolidated net loss of $1.3 million and $4.5 million for the three and nine months ended September 30, 2016. The decrease in the net loss is primarily the result of the restructuring and subsequent deconsolidation of biologistex as well as an increase in sales.
•	Gained 23 new customers in the third quarter of 2017, including first time orders from 14 regenerative medicine companies.
•	Announced CryoStor® Cell Freeze Media is Embedded in Cellular Biomedicine Group Clinical Trial of AlloJoin™
•	Executed Supply Agreement with Celyad for CryoStor® Use in Natural Killer Receptor based T-Cell (NKR-T) Platform Targeting Solid Tumors and Blood Cancers
•	Announced CryoStor® Cell Freeze Media Embedded in Invossa™: First Approved Cell and Gene Therapy for Osteoarthritis

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

Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2017 and 2016

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin

	Three Month Period Ended
	September 30,
	2017	2016	% Change

Total revenue	$2,963,411	$2,135,197	39%

Cost of sales	1,095,724	920,935	19%
Gross profit	$1,867,687	$1,214,262	54%
Gross margin %	63%	57%

	Nine Month Period Ended
	September 30,
	2017	2016	% Change

Total revenue	$7,887,377	$5,977,202	32%

Cost of sales	2,980,965	2,564,775	16%
Gross profit	$4,906,412	$3,412,427	44%
Gross margin %	62%	57%

Biopreservation Media Product Sales. Our core products are sold through both direct and indirect channels to customers in the regenerative medicine, biobanking and drug discovery markets. Sales of our core products in the three and nine months ended September 30, 2017 increased 39% and 32%, respectively, compared to the same periods in 2016, due primarily to an increase in volume and selling price per liter sold resulting from increased orders from the regenerative medicine segment. Revenue growth for the third quarter was driven by a 100% year over year increase from customers in the regenerative medicine segment due to increased demand from late stage cell therapy customers, partially offset by a 36% decrease in revenue to our drug discovery customers due to normal cyclical buying patterns. We expect to see continued growth in adoption and use of our proprietary biopreservation media products.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses. Cost of sales in the three and nine months ended September 30, 2017 increased compared to the same periods in 2016 due to increased sales of our proprietary products partially offset by lower overhead costs per liter sold in the three and nine months ended September 30, 2017.

Gross Margin. Gross margin as a percentage of revenue was 63% and 62% in the three and nine months ended September 30, 2017, compared to 57% in each of the three and nine months ended September 30, 2016.

Revenue Concentration. In the three and nine months ended September 30, 2017, we derived approximately 22% of our product revenue from two customers and 10% of our product revenue from one customer, respectively. In each of the three and nine months ended September 30, 2016, we derived approximately 25% of our product revenue from two customers and 12% of our product revenue from one customer, respectively. No other customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2017 or 2016.

Operating Expenses

Our operating expenses for the three and nine month periods ended September 30, 2017 and 2016 were:

	Three Month Period Ended
	September 30,
	2017	2016	% Change
Operating Expenses:
Research and development	$293,093	$496,874	(41)%
Sales and marketing	488,688	816,025	(40)%
General and administrative	1,118,251	1,039,223	8%
Operating Expenses	$1,900,032	$2,352,122	(19)%
% of revenue	64%	110%

	Nine Month Period Ended
	September 30,
	2017	2016	% Change
Operating Expenses:
Research and development	$898,451	$1,600,144	(44)%
Sales and marketing	1,547,087	2,399,131	(36)%
General and administrative	3,298,461	3,637,333	(9)%
Operating Expenses	$5,743,999	$7,636,608	(25)%
% of revenue	73%	128%

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs. We expense all research and development costs as incurred, with the exception of the costs associated with the development of customized internal-use software systems that were capitalized in 2016. Research and development expenses for the three and nine months ended September 30, 2017 decreased compared to the three and nine months ended September 30, 2016, due primarily to the restructuring of our biologistex joint venture ($199,453 and $697,657, respectively) which was partially offset by an increase in stock-based compensation related to new grants of performance based stock options and restricted stock.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. Sales and marketing expenses for the three and nine months ended September 30, 2017 decreased compared to the three and nine months ended September 30, 2016, due primarily to the restructuring of our biologistex joint venture ($371,723 and $1,062,744, respectively) which was partially offset by an increase in tradeshow and travel expenses and stock-based compensation related to new grants of performance based stock options and restricted stock.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance. General and administrative expenses for the three months ended September 30, 2017 increased compared to the three months ended September 30, 2016 due to stock-based compensation related to new grants of performance based stock options and restricted stock. General and administrative expenses for the nine months ended September 30, 2017 decreased compared to the nine months ended September 30, 2016 due primarily to severance fees paid out to terminated executives in the first quarter of 2016, a decrease in investor relations consulting and conferences, deconsolidation of biologistex ($47,518 and $165,199, respectively) and lower corporate legal fees which was partially offset by an increase in information technology expenses and stock-based compensation related to new grants of performance based stock options and restricted stock.

Other Income (Expenses)

Interest Expense. The interest expense in the three and nine months ended September 30, 2017 is due to the note payable related to the credit facility financing arrangement entered into in May 2016 and interest on equipment financing.

Amortization of debt discount. The amortization of short-term debt discount in the nine months ended September 30, 2017 is due to the amortization of the allocated value of the detachable warrants associated with the credit facility financing on arrangement entered into in May 2016 which was fully amortized May 31, 2017.

Loss on equity method investment. The non-cash loss associated with our proportionate share of the net loss incurred by SAVSU for the period based on our 45% ownership in our investment in SAVSU. As of December 31, 2016 we have no obligation to provide any future funding to SAVSU.

Write off of deferred financing costs. The write off of deferred financing costs in the three and nine months ended September 30, 2016 and September 30, 2017 is due to the write off of deferred capital costs incurred throughout 2016 and 2017 related to proposed Registration Statement offerings.

Interest income. The reduction in interest income in the three and nine months ended September 30, 2017 compared to the same periods in 2016 is due to the lower average short-term investments balance in 2017 compared to 2016.

Liquidity and Capital Resources

On September 30, 2017, we had $2.8 million in cash and cash equivalents, compared to cash and cash equivalents of $1.4 million at December 31, 2016. During the three month period ended September 30, 2017, 99,000 warrants were exercised with a weighted average exercise price of $4.75, yielding $470,250 in proceeds to the Company. Subsequent to quarter end through October 31, 2017, an additional 294,070 warrants were exercised with a weighted average exercise price of $4.75, yielding $1,396,833 in proceeds to the Company. Based on our current expectations with respect to our revenue and operating expenses, we expect that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next twelve months. If our revenues do not grow as expected and/or we are not able to manage our expenses sufficiently, including making dividend payments pursuant to the terms of the preferred stock issued to WAVI, we may need to obtain additional equity or debt financing. We may also seek equity or debt financing opportunistically if we believe that market conditions are conducive to obtaining such financing. We currently have an S-3 registration statement filed with the SEC which may be utilized to obtain additional financing.

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

Net Cash Used In Operating Activities

During the nine months ended September 30, 2017, net cash used in operating activities was $0.2 million compared to $3.7 million for the nine months ended September 30, 2016. Cash used in operating activities decreased primarily due to the restructuring of the biologistex joint venture and increased revenue compared to 2016 which reduced the net loss in the current period compared to 2016.

Net Cash Used In/Provided by Investing Activities

Net cash used by investing activities totaled $91,000 during the nine months ended September 30, 2017, compared to net cash provided by investing activities of $0.7 million for the nine months ended September 30, 2016. The cash provided by investing activities in 2016 was from the sales of short term investments, net of purchases of internal use software and equipment during the nine months. The cash used in the nine months ended September 30, 2017 was the result of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.7 million and $2.2 million in the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities during the nine months ended September 30, 2017 was primarily the result of proceeds received from our credit facility, warrant exercises and employee stock option exercises. Net cash provided by financing activities in the nine months ended September 30, 2016 was the result of proceeds received from our credit facility and employee stock option exercises net of cash payments related to the filing of the Registration Statement on Form S-3.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

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

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 15, 2017. There have been no significant changes to these obligations in the nine months ended September 30, 2017. For more information regarding our current contingencies and commitments, see note 8 to the consolidated financial statements included above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: November 9, 2017	/s/ Roderick de Greef
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

