Form 10-Q
period 2018-03-31
BIOLIFE SOLUTIONS INC
filed 2018-05-11
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(425) 402-1400

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post said files). Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2018, 15,104,743 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 BioLife Solutions, Inc.

Balance Sheets

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$7,032,513	$6,663,318
Accounts receivable, trade, net of allowance for doubtful accounts of $5,575 at March 31, 2018 and December 31, 2017	1,043,815	1,021,315
Inventories	1,836,666	1,846,746
Prepaid expenses and other current assets	330,904	399,502
Total current assets	10,243,898	9,930,881

Property and equipment
Leasehold improvements	1,284,491	1,284,491
Furniture and computer equipment	692,270	682,466
Manufacturing and other equipment	1,194,659	1,148,006
Subtotal	3,171,420	3,114,963
Less: Accumulated depreciation	(2,084,769)	(2,008,927)
Net property and equipment	1,086,651	1,106,036
Investment in SAVSU	926,364	1,070,120
Long-term deposits	36,166	36,166
Total assets	$12,293,079	$12,143,203

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$586,334	$690,702
Accrued expenses and other current liabilities	202,779	200,548
Accrued compensation	392,248	491,432
Deferred rent, current portion	130,216	130,216
Total current liabilities	1,311,577	1,512,898
Deferred rent, long-term	457,518	492,207
Other long-term liabilities	52,520	45,512
Total liabilities	1,821,615	2,050,617

Commitments and Contingencies (Note 8)

Shareholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 4,250 shares issued and outstanding at March 31, 2018 and December 31, 2017	4	4
Common stock, $0.001 par value; 150,000,000 shares authorized, 14,145,413 and 14,021,422 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	14,145	14,021
Additional paid-in capital	84,517,966	84,036,444
Accumulated deficit	(74,060,651)	(73,957,883)
Total shareholders’ equity	10,471,464	10,092,586
Total liabilities and shareholders’ equity	$12,293,079	$12,143,203

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.

Statements of Operations

(unaudited)

	Three Month Period Ended March 31,
	2018	2017
Product revenue	$3,814,882	$2,366,201
Cost of product sales	1,363,829	928,402
Gross profit	2,451,053	1,437,799
Operating expenses
Research and development	346,454	286,751
Sales and marketing	611,502	511,944
General and administrative	1,353,377	1,103,143
Total operating expenses	2,311,333	1,901,838

Operating income (loss)	139,720	(464,039)

Other income (expense), net
Interest Income	8,418	48
Interest Expense	(900)	(83,333)
Amortization of debt discount	—	(93,598)
Loss from equity-method investment in SAVSU	(143,756)	(229,368)
Total other income (expenses), net	(136,238)	(406,251)

Net income (loss)	3,482	(870,290)
Less: Preferred stock dividends	(106,250)	—
Net loss attributable to common stockholders	$(102,768)	$(870,290)

Basic and diluted net loss per common share	$(0.01)	$(0.07)

Basic and diluted weighted average common shares used to calculate net loss per common share	14,098,610	12,964,639

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.

Statements of Cash Flows

  (unaudited)

	Three Month Period Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$3,482	$(870,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	77,823	89,549
Stock-based compensation expense	373,425	329,895
Amortization of deferred rent related to lease incentives	(31,749)	(31,750)
Amortization of debt discount	—	93,598
Loss from equity-method investment in SAVSU	143,756	229,368

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(22,500)	132,873
Inventories	10,080	(54,388)
Prepaid expenses and other current assets	11,598	(138,029)
Increase (Decrease) in
Accounts payable	(68,743)	(11,970)
Accrued compensation and other current liabilities	(102,643)	41,447
Accrued interest, related party	—	83,333
Deferred rent	(2,940)	(62,984)
Net cash provided by (used in) operating activities	391,589	(169,348)

Cash flows from investing activities
Purchase of property and equipment	(40,834)	(37,152)
Net cash used in investing activities	(40,834)	(37,152)

Cash flows from financing activities
Proceeds from note payable	—	1,000,000
Payments on equipment loan	(1,635)
Payments on capital lease obligation	(3,271)
Proceeds from exercise of common stock options and warrants	129,596	120,000
Payments of preferred stock dividends	(106,250)	—
Deferred costs related to security issuance	—	(29,400)
Net cash provided by financing activities	18,440	1,090,600

Net increase in cash and cash equivalents	369,195	884,100

Cash and cash equivalents - beginning of period	6,663,318	1,405,826

Cash and cash equivalents - end of period	$7,032,513	$2,289,926

Non-cash financing activity
Stock issued for services provided in prior period included in liabilities at year-end	$35,625	$35,624
Purchase of equipment with debt	$17,604	—
Series A preferred stock dividends accrued not yet paid	$106,250	—
Deferred costs related to security issuance not yet paid as of quarter end	—	$7,856

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

Basis of Presentation

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full year. These financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, except the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Significant Accounting Policies Update

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective approach applied to those contracts in effect as of January 1, 2018. Under this transition method, results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605, Revenue Recognition. Adoption of the new standard did not have an impact on the amounts reported in our financial statements and there were no other significant changes impacting the timing or measurement of our revenue or our business processes and controls.

To determine revenue recognition for contractual arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Our revenues are primarily generated from the sale of our biopreservation media products. We generally recognize product revenue, including shipping and handling charges billed to customers, when we transfer control of our products to our customers as our contracts have a single performance obligation (transfer of control generally occurs upon shipment of our product). We are not required to disclose the value of unsatisfied performance obligations as our contracts have a duration of one year or less.

We invoice and receive payment from our customers after we recognize revenue, resulting in receivables from our customers that are presented as accounts receivable on our balance sheet. Accounts receivable consist of short-term amounts due from our customers (generally 30 to 90 days) and are stated at the amount we expect to collect. We establish an allowance for doubtful accounts based on our assessment of the collectability of specific customer accounts. Changes in accounts receivable are primarily due to the timing and magnitude of orders of our products, the timing of when control of our products is transferred to our customers and the timing of cash collections.

Equity Method Investments

We account for our ownership in our biologistex CCM, LLC joint venture (“SAVSU”) using the equity method of accounting. This method states that if the investment provides us the ability to exercise significant influence, but not control, over the investee, we account for the investment under the equity method. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at its initial carrying value in the balance sheet and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of other income (expense), net in the statements of operations. Our ownership was effectively reduced from 35% to 26.7% during the three months ended March 31, 2018 due to additional cash contributions made by the majority owner, SAVSU Technologies LLC. For the three months ended March 31, 2018 and 2017, SAVSU’s net loss totaled $538,413 and $509,706, of which our ownership resulted in a $143,756 and $229,368 loss, respectively which was recorded as “Loss from equity-method investment in SAVSU.”

Concentrations of credit risk and business risk

In the three months ended March 31, 2018, we derived approximately 30% of our product revenue from two customers. In the three months ended March 31, 2017, we derived approximately 21% of our product revenue from two customers. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2018 or 2017. At March 31, 2018, two customers accounted for approximately 34% of total gross accounts receivable. At December 31, 2017, two customers accounted for approximately 41% of total gross accounts receivable.

Revenue from customers located in foreign countries represented 13% and 22% of total revenue during the three months ended March 31, 2018 and 2017, respectively. All revenue from foreign customers are denominated in United States dollars.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The updated guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. We adopted the new standard on January 1, 2018, with no material impact on our financial statements.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: Topic 825 (ASU 2016-01). The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. We adopted the new standard on January 1, 2018, with no material impact on our financial statements.

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

As of March 31, 2018 and December 31, 2017, the Company does not have liabilities that are measured at fair value.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of  March 31, 2018 and  December 31, 2017, based on the three-tier fair value hierarchy:

As of March 31, 2018	Level 1	Level 2	Total
Bank deposits	$6,979,336	$—	$6,979,336
Money market funds	53,177	—	53,177
Total Cash and cash equivalents	$7,032,513	$—	$7,032,513

As of December 31, 2017	Level 1	Level 2	Total
Bank deposits	$6,610,183	$—	$6,610,183
Money market funds	53,135	—	53,135
Total Cash and cash equivalents	$6,663,318	$—	$6,663,318

The fair values of bank deposits and money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2018 and the twelve months ended December 31, 2017.

3. Inventory

Inventory consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Raw materials	$573,331	$582,816
Work in progress	517,027	453,890
Finished goods	746,308	810,040
Total	$1,836,666	$1,846,746

4. Deferred Rent

Deferred rent consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Landlord-funded leasehold improvements	$1,124,790	$1,124,790
Less accumulated amortization	(661,274)	(629,525)
Total	463,516	495,265
Straight line rent adjustment	124,218	127,158
Total deferred rent	$587,734	$622,423

During the three month periods ended March 31, 2018 and 2017, the Company recorded $31,749 and $31,750, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

5. Share-based Compensation

Service Vesting-Based Stock Options

The following is a summary of service vesting based stock option activity for the three month period ended March 31, 2018, and the status of stock options outstanding at March 31, 2018:

	Three Month Period Ended
	March 31, 2018
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	2,390,012	$1.85
Granted	—	$ N/A
Exercised	(62,438)	$1.16
Forfeited	(730)	$2.62
Expired	—	$ N/A
Outstanding at March 31, 2018	2,326,844	$1.87

Stock options exercisable at March 31, 2018	1,637,951	$1.76

We recognized stock compensation expense of $152,703 and $170,323 related to service vesting-based options during the three month periods ending March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $7,640,555 of aggregate intrinsic value of outstanding service vesting-based stock options, including $5,551,232 of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. This amount will change based on the fair market value of the Company’s stock. During the quarters ended March 31, 2018 and 2017 intrinsic value of service vesting-based awards exercised was $270,241 and $70,714, respectively. Weighted average grant date fair value for service based-vesting options granted during the three months ended March 31, 2018 and March 31, 2017 was none and $1.13 per share, respectively. The weighted average remaining contractual life of service vesting-based options at March 31, 2018, is 6.1 years. Total unrecognized compensation cost of service vesting-based stock options at March 31, 2018 of $1,019,680 is expected to be recognized over a weighted average period of 2.0 years.

Performance-based Stock Options

The Company’s Board of Directors implemented a Management Performance Bonus Plan for 2017. Based on achieving varying levels of specified revenue for the year ending December 31, 2017, up to 1,000,000 options to purchase shares of the Company’s common stock may be vested. The options have an exercise price of $1.64, and if revenue levels for 2017 were met, would vest 50% on the release of the Company’s audited financial statements for 2017, and 50% one year thereafter. If the minimum performance targets are not achieved, no options would vest. On February 27, 2018, the Company’s Board of Directors determined that, subject to the completion of the 2017 audit, the specified revenue target had been achieved. Accordingly, 999,997 options to purchase shares of the Company’s common stock vested as follows: 50% of the options vested on March 8, 2018 and the remaining 50% will vest on March 8, 2019.

We recognized stock compensation expense of $125,507 and $125,508 related to performance-based options during the three month periods ending March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $3,489,990 of aggregate intrinsic value of outstanding performance-based stock options, including $1,745,003 of aggregate intrinsic value of exercisable performance-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. This amount will change based on the fair market value of the Company’s stock. During the quarters ended March 31, 2018 and 2017 there were no performance-based awards exercised. The weighted average remaining contractual life of performance-based options at March 31, 2018, is 3.7 years. Total unrecognized compensation cost of performance-based stock options at March 31, 2018 of $383,493 is expected to be recognized over a weighted average period of 0.75 years.

The fair value of stock options to employees and non-employee directors is estimated on the measurement date using the Black-Scholes model using the following weighted average assumptions (N/A for 2018 as no options were granted in that period).

	Three Month Period Ended
	March 31,
	2018	2017
Risk free interest rate	N/A	2.07%
Dividend yield	N/A	0.0%
Expected term (in years)	N/A	5.18
Volatility	N/A	75%

Restricted Stock

The following is a summary of restricted stock activity for the three month period ended March 31, 2018, and the status of unvested restricted stock outstanding at March 31, 2018:

	Three Month Period Ended
	March 31, 2018
	Number of Restricted Shares	Grant-Date Fair Value
Unvested outstanding at beginning of year	237,926	$1.79
Granted	161,768	$6.00
Vested	(55,613)	$1.78
Forfeited	(6,100)	$1.76
Unvested outstanding at March 31, 2018	337,981	$3.80

The aggregate fair value of the awards granted during the three months ended March 31, 2018 and 2017 was $970,608 and $364,936, respectively, which represents the market value of BioLife common stock on the date that the restricted stock awards were granted. The aggregate fair value of the restricted stock awards that vested was $307,058 and $41,097 for the three months ended March 31, 2018 and March 31, 2017, respectively.

We recognized stock compensation expense of $95,215 and $34,064 related to restricted stock awards for the three months ended March 31, 2018 and March 31, 2017, respectively. As of March 31, 2018, there was $1,208,936 in unrecognized compensation costs related to restricted stock awards. We expect to recognize those costs over 3.4 years.

We recorded total stock compensation expense for the three month periods ended March 31, 2018 and 2017, as follows:

	Three Month Period Ended
	March 31,
	2018	2017
Research and development costs	$65,595	$59,265
Sales and marketing costs	68,513	59,619
General and administrative costs	190,949	168,198
Cost of product sales	48,368	42,813
Total	$373,425	$329,895

6. Warrants

At March 31, 2018 and December 31, 2017, we had 6,676,849 and 6,688,849 warrants outstanding, respectively and exercisable with a weighted average exercise price of $4.50 at the end of each period. During the three month period ended March 31, 2018, 12,000 warrants were exercised with a weighted average exercise price of $4.75, yielding $57,000 in proceeds to the Company in which the stock was issued April 3, 2018. Subsequent to quarter end through May 8, 2018, an additional 920,116 warrants were exercised with a weighted average exercise price of $4.75, yielding $4.4 million in proceeds to the Company.

7. Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three month periods ended March 31, 2018 and 2017, since the effect is anti-dilutive due to the Company’s net losses attributable to common stockholders. Common stock equivalents include stock options, warrants and unvested restricted stock.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are anti-dilutive, are as follows as of March 31, 2018 and 2017, respectively:

	Three Month Period Ended March 31,
	2018	2017
Basic and diluted weighted average common stock shares outstanding	14,098,610	12,964,639
Potentially dilutive securities excluded from loss per share computations:
Common stock options	3,326,841	3,387,581
Common stock purchase warrants	6,676,849	7,603,141
Restricted stock unvested	337,981	282,350

8. Commitments and Contingencies

Leases

We lease approximately 30,000 square feet in our Bothell, Washington headquarters. The term of our lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent is approximately $58,000 at March 31, 2018, with scheduled annual increases each August and again in October for the most recent amendment. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

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

9. Preferred Stock

As of March 31, 2018, we accrued a dividend of $106,250 on the preferred stock which is included in accrued expenses and other current liabilities in the balance sheet at March 31, 2018. The dividend was paid subsequent to quarter end on April 2, 2018.

10. Revenue

We currently operate as one operating segment focusing on biopreservation media.

The following table disaggregates revenue by market segment and distributors:

	Three Months Ended March 31,
	2018	2017
Net product sales:
Regenerative medicine	$2,103,552	$1,051,170
Drug discovery	376,975	277,914
BioBanking	295,112	277,429
Distributors	1,039,243	759,688
Total revenues	3,814,882	2,366,201

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

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC.

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

Additionally, as of March 31, 2018, we owned a 26.7% interest in our joint venture, biologistex CCM, LLC (“SAVSU”), a Delaware limited liability company. Our ownership was effectively reduced from 35% to 26.7% during the three months ended March 31, 2018 due to additional cash contributions made by SAVSU Technologies LLC (“STLLC”). SAVSU is in the business of acquiring, developing, maintaining, owning, operating, marketing and selling an integrated platform of a cloud-based information service and precision thermal shipping products. The evo™ line is a line of “smart shippers” designed for the shipment of materials, which must be maintained frozen, at 2-8˚C and/or controlled room temperature temperatures and where near real time monitoring of temperature, location, and payload status information is necessary. A sophisticated electronics package embedded in the evo provides streaming data to the SAVSU web-based application; where real time shipment status, history, and reports can be generated. Designed for small volume shipments; it fills a critical need in chain-of-custody scenarios for temperature sensitive shipments of cells, tissues, and other cell based products.

Highlights for the First Quarter of 2018

●

Biopreservation media products revenue was $3.8 million in the first quarter of 2018, an increase of 61% over the same period in 2017. First quarter revenue growth was primarily driven by a 100% year over year increase from customers in the regenerative medicine segment due to increased demand from late stage and commercial cell therapy customers and safety stock orders. Additionally, first quarter revenue from distributors increased 37% and revenue from drug discovery customers increased 36% over the same period in 2017.

●	Gross margin in the first quarter of 2018 was 64%, compared to 61% in the first quarter of 2017. The margin increased due to higher average selling price per liter and increased sales volume.

●

For the three months ended March 31, 2018, operating income was $140,000. This compared to an operating loss of ($464,000) in the first quarter of 2017. We were able to generate an operating profit due to the increase in sales and gross margin from the same period prior year.

●

For the three months ended March 31, 2018, net income was $3,000. This compared to a net loss of ($870,000) in the first quarter of 2017. We were able to generate a net profit due to the increase in sales and gross margin from the same period prior year.

●	Gained 36 new customers in the first quarter of 2018, including first time orders from 19 regenerative medicine companies.

●

Announced that the U.S. Patent and Trademark Office has issued a notice of allowance of a patent application to our joint venture, SAVSU, titled "Biologic Stability, Delivery Logistics and Administration of Time and/or Temperature Sensitive Biologic Based Materials".

●

Announced our joint venture SAVSU will supply SAVSU smart precision shipping containers throughout the World Courier network. SAVSU designs and manufactures innovative high-performance cloud-connected passive storage and transport containers optimized for the cell and gene therapy supply chain.

●

Executed an OEM agreement to supply CryoStor cell freeze media and HypoThermosol cell storage and shipping media under private label to MilliporeSigma, the life science business of Merck KGaA, Darmstadt, Germany.

●

Cell freeze media highlighted in Mayo Clinic/MD Anderson Journal article on Preservation of Patient-Derived Xenografts for Cancer Research. In multiple comparisons of preservation efficacy of patient-derived xenograft (PDX) tumors, CryoStor was superior to a traditional DMSO-containing home-brew freeze media cocktail.

●	Our joint venture SAVSU was awarded a second patent for next generation cold chain technologies designed for cell and gene therapies.

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

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2018 and 2017

Revenue and Gross Margin

	Three Month Period Ended
	March 31,
	2018	2017	% Change

Total revenue	$3,814,882	$2,366,201	61%

Cost of sales	1,363,829	928,402	47%
Gross profit	$2,451,053	$1,437,799	70%
Gross margin %	64%	61%

Biopreservation Media Product Sales. Our core products are sold through both direct and indirect channels to customers in the regenerative medicine, biobanking and drug discovery markets. Sales of our core proprietary products in the three months ended March 31, 2018 increased 61% compared to the same period in 2017, due primarily to an increase in volume and selling price per liter sold due to increased orders from the regenerative medicine segment. Revenue growth for the first quarter was driven by a 100% year over year increase from customers in the regenerative medicine segment due to increased demand from late stage cell therapy customers as well as a 37% increase in sales to our distributors. We expect to see continued growth in adoption and use of our proprietary biopreservation media products.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses. Cost of sales in the three months ended March 31, 2018 increased compared to the same period in 2017 due to increased sales of our biopreservation media products and write-off of raw materials partially offset by lower overhead costs per liter sold in the three months ended March 31, 2018.

Gross Margin. Gross margin as a percentage of revenue was 64% in the three months ended March 31, 2018 compared to 61% in the three months ended March 31, 2017. The increase in margin is due to higher average selling price per liter sold.

Revenue Concentration. In the three months ended March 31, 2018, we derived approximately 30% of our product revenue from two customers. In the three months ended March 31, 2017, we derived approximately 21% of our product revenue from two customers. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2018 or 2017.

Operating Expenses

Our operating expenses for the three month periods ended March 31, 2018 and 2017 were:

	Three Month Period Ended
	March 31,
	2018	2017	% Change
Operating Expenses:
Research and development	$346,454	$286,751	21%
Sales and marketing	611,502	511,944	19%
General and administrative	1,353,377	1,103,143	23%
Operating Expenses	$2,311,333	$1,901,838	22%
% of revenue	61%	80%

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs. We expense all research and development costs as incurred. Research and development expenses for the three months ended March 31, 2018 increased compared to the three months ended March 31, 2017, due primarily to increased payroll expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. Sales and marketing expenses for the three months ended March 31, 2018 increased compared to the three months ended March 31, 2017, due primarily to payroll expenses partially offset by lower tradeshow expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance. General and administrative expenses for the three months ended March 31, 2018 increased compared to the three months ended March 31, 2017, due primarily to an increase in payroll expenses, taxes, investor relations consulting, stock compensation expense and information technology expenses.

Other Income (Expense)

Interest expense. The interest expense in the three months ended March 31, 2018 is due to equipment financing. Interest expense in the three months ended March 31, 2017 is due to the note payable related to the credit facility financing arrangement entered into in May 2016.

Amortization of debt discount. The amortization of short-term debt discount in the three months ended March 31, 2017 is due to the amortization of the allocated value of the detachable warrants associated with the credit facility financing arrangement entered into in May 2016.

Loss on equity method investment. The non-cash loss associated with our proportionate share of the net loss in our investment in SAVSU for the period based on our 26.7% ownership as of March 31, 2018 and our 45% ownership as of March 31, 2017.

Interest income. The increase in interest income in the three months ended March 31, 2018 compared to the same period in 2017 is due to the increased cash balances in 2018 compared to 2017.

Liquidity and Capital Resources

On March 31, 2018, we had $7.0 million in cash and cash equivalents, compared to cash and cash equivalents of $6.7 million at December 31, 2017. During the three month period ended March 31, 2018, 12,000 warrants were exercised with a weighted average exercise price of $4.75, yielding $57,000 in proceeds to the Company in which the stock was issued April 3, 2018. Subsequent to quarter end through May 8, 2018, an additional 920,116 warrants were exercised with a weighted average exercise price of $4.75, yielding $4.4 million in proceeds to the Company. Based on our current expectations with respect to our revenue and operating expenses, we expect that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next twelve months. If our revenues do not grow as expected and/or we are not able to manage our expenses sufficiently, including making dividend payments pursuant to the terms of the preferred stock issued to WAVI, we may need to obtain additional equity or debt financing. We may also seek equity or debt financing opportunistically if we believe that market conditions are conducive to obtaining such financing. We currently have an S-3 registration statement filed with the SEC which may be utilized to obtain additional financing.

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

Net Cash Provided by/Used In Operating Activities

During the three months ended March 31, 2018, net cash provided by operating activities was $0.4 million compared to net cash used in operating activities of $0.2 million for the three months ended March 31, 2017. The increase in cash from operating activities was the result of increased sales and gross margins.

Net Cash Used In Investing Activities

Net cash used by investing activities totaled $41,000 during the three months ended March 31, 2018 compared to $37,000 for the three months ended March 31, 2017. Both period investing activities were the result of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $18,000 during the three months ended March 31, 2018, compared to $1.1 million during the three months ended March 31, 2017. Net cash provided by financing activities in the three months ended March 31, 2018 was the result of proceeds received from employee stock option exercises and a warrant exercise partially offset by a preferred stock dividend payment. Net cash provided by financing activities in the three months ended March 31, 2017 was the result of proceeds received from our credit facility and employee stock option exercises.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

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

Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC.

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 9, 2018. There have been no significant changes to these obligations in the three months ended March 31, 2018. For more information regarding our current contingencies and commitments, see note 8 to the financial statements included above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: May 11, 2018	/s/ Roderick de Greef
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