Form 10-Q
period 2018-06-30
BIOLIFE SOLUTIONS INC
filed 2018-08-09
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, 16,461,711 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BioLife Solutions, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$14,166,604	$6,663,318
Accounts receivable, trade, net of allowance for doubtful accounts of $0 and $5,575 at June 30, 2018 and December 31, 2017, respectively	2,166,415	1,021,315
Inventories	2,121,881	1,846,746
Prepaid expenses and other current assets	352,507	399,502
Total current assets	18,807,407	9,930,881

Property and equipment
Leasehold improvements	1,284,491	1,284,491
Furniture and computer equipment	693,399	682,466
Manufacturing and other equipment	1,229,318	1,148,006
Subtotal	3,207,208	3,114,963
Less: Accumulated depreciation	(2,163,430)	(2,008,927)
Net property and equipment	1,043,778	1,106,036
Investment in SAVSU	1,899,669	1,070,120
Long term deposits	36,166	36,166
Total assets	$21,787,020	$12,143,203

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$842,941	$690,702
Accrued expenses and other current liabilities	172,879	200,548
Accrued compensation	517,692	491,432
Deferred rent	130,216	130,216
Total current liabilities	1,663,728	1,512,898
Deferred rent, long-term	422,828	492,207
Other long-term liabilities	45,364	45,512
Total liabilities	2,131,920	2,050,617

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 3,187 and 4,250 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	4
Common stock, $0.001 par value; 150,000,000 shares authorized, 16,107,505 and 14,021,422 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	16,107	14,021
Additional paid-in capital	92,653,721	84,036,444
Accumulated deficit	(73,014,731)	(73,957,883)
Total shareholders’ equity	19,655,100	10,092,586
Total liabilities and shareholders’ equity	$21,787,020	$12,143,203

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIoLife Solutions, Inc.

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product sales	$5,177,854	$2,557,765	$8,992,736	$4,923,966
Cost of product sales	1,536,779	956,839	2,900,608	1,885,241
Gross profit	3,641,075	1,600,926	6,092,128	3,038,725

Operating expenses
Research and development	324,612	318,607	671,066	605,358
Sales and marketing	641,168	546,455	1,252,670	1,058,399
General and administrative	1,390,524	1,077,067	2,743,901	2,180,210
Total operating expenses	2,356,304	1,942,129	4,667,637	3,843,967

Operating income (loss)	1,284,771	(341,203)	1,424,491	(805,242)

Other income (expenses), net
Interest income	32,537	76	40,955	124
Interest expense	(1,332)	(104,582)	(2,232)	(187,915)
Amortization of debt discount	––	(62,398)	––	(155,996)
Loss from equity-method investment in SAVSU	(176,798)	(260,105)	(320,554)	(489,473)
Total other income (expenses), net	(145,593)	(427,009)	(281,831)	(833,260)

Net income (loss) before provision for income taxes	1,139,178	(768,212)	1,142,660	(1,638,502)
Income taxes	––	––	––	––
Net income (loss) after provision for income taxes	1,139,178	(768,212)	1,142,660	(1,638,502)
Less: Preferred stock dividends	(93,258)	––	(199,508)	––
Net income (loss) attributable to common stockholders	$1,045,920	$(768,212)	$943,152	$(1,638,502)

Basic net income (loss) per common share	$0.07	$(0.06)	$0.06	$(0.13)
Diluted net income (loss) per common share	$0.05	$(0.06)	$0.05	$(0.13)

Basic shares used to compute earnings per share	15,180,169	13,100,820	14,642,378	13,033,106
Diluted shares used to compute earnings per share	20,374,358	13,100,820	19,063,595	13,033,106

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Statements of Cash Flows

(unaudited)

	Six Month Period Ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$1,142,660	$(1,638,502)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	161,200	176,251
Stock-based compensation expense	747,805	643,768
Stock issued for services	––	35,625
Amortization of deferred rent related to lease incentives	(63,499)	(63,499)
Amortization of debt discount	––	155,996
Loss from equity-method investment in SAVSU	320,554	489,473

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(1,145,100)	20,610
Inventories	(275,135)	(11,286)
Prepaid expenses and other current assets	(103,108)	(135,905)
Increase (Decrease) in
Accounts payable	168,005	(124,239)
Accrued compensation and other current liabilities	5,813	56,442
Accrued interest	––	185,417
Deferred rent	(5,880)	(62,419)
Net cash provided by (used in) operating activities	953,315	(272,268)

Cash flows from investing activities
Investment in equity investment SAVSU	(1,000,000)	––
Purchase of property and equipment	(61,479)	(78,185)
Net cash used in investing activities	(1,061,479)	(78,185)

Cash flows from financing activities
Proceeds from related party debt	––	1,000,000
Payments on equipment loan	(5,441)	(8,176)
Payments on capital lease obligations	(6,541)	(4,360)
Proceeds from exercise of common stock options and warrants	8,898,932	314,024
Payments of preferred stock dividends	(212,500)	––
Payments for redemption of preferred stock	(1,063,000)	––
Deferred costs related to potential stock issuance	––	(42,228)
Net cash provided by financing activities	7,611,450	1,259,260

Net increase in cash and cash equivalents	7,503,286	908,807

Cash and cash equivalents - beginning of period	6,663,318	1,405,826

Cash and cash equivalents - end of period	$14,166,604	$2,314,633

Non-cash investing and financing activities
Series A preferred stock dividends accrued not yet paid	$93,258	$––
Stock issued for services provided in prior period included in liabilities at year-end	35,625	35,624
Receivables converted to equity investment in SAVSU	150,103	––
Preferred stock issued on conversion of related party note payable and accrued interest	––	4,250,000
Preferred stock issuance costs not yet paid	––	8,038
Capital lease obligations incurred for purchases of equipment	––	52,327
Purchase of equipment with debt	17,604	39,243
Purchase of property and equipment not yet paid	19,859	––

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

Equity Method Investments

We account for our ownership in our SAVSU Technologies, Inc. joint venture (“SAVSU”) using the equity method of accounting. This method states that if the investment provides us the ability to exercise significant influence, but not control, over the investee, we account for the investment under the equity method. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at its initial carrying value in the balance sheet and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of other income (expense), net in the statements of operations. On January 22, 2018, as a result of SAVSU signing a global distribution agreement with World Courier, we amended our agreement with SAVSU to fix our equity position at 35%, prior to any dilution created by financing activities post December 31, 2016, and terminated the sales and marketing services agreement. Our ownership was effectively reduced from 35% to 26.7% during the three months ended March 31, 2018 due to additional cash contributions made by the majority owner, SAVSU Technologies LLC. We increased our ownership to 30.5% for the three months ended June 30, 2018 due to additional cash contributions made by the Company. For the three and six months ended June 30, 2018, SAVSU’s net loss totaled $0.6 million and $1.1 million, respectively which our ownership resulted in a $0.2 million and $0.3 million loss, respectively which was recorded as “Loss from equity-method investment in SAVSU.” For the three and six months ended June 30, 2017, SAVSU’s net loss totaled $0.6 million and $1.1 million, respectively, of which our 45% ownership resulted in a $0.3 million and $0.5 million loss, respectively.

Concentrations of credit risk and business risk

In the three months ended June 30, 2018, we derived approximately 38% of our product revenue from three customers and in the six months ended June 30, 2018, we derived approximately 27% of our revenue from two customers. In the three and six months ended June 30, 2017, we did not derive 10% or more of our product revenue from any one customer. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2018 or 2017. At June 30, 2018, three customers accounted for approximately 38% of total gross accounts receivable. At December 31, 2017, two customers accounted for approximately 41% of total gross accounts receivable.

Revenue from customers located in foreign countries represented 11% and 13% of total revenue during the three and six months ended June 30, 2018, respectively, and 14% and 18% during the three and six months ended June 30, 2017, respectively. All revenue from foreign customers is denominated in United States dollars.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The updated guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. We adopted the new standard on January 1, 2018, with no material impact on our financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02. The new guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption will be permitted for all entities. The Company will adopt ASU 2016-02 on January 1, 2019.

The FASB has issued several additional ASUs that provide additional clarification to certain issues existing after the original ASU was released. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842) Targeted Improvements which provides entities with an additional and optional transition method to adopt the new lease standard and provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. Also, in July 2018, the FASB issued ASU 2018-10 Codification Improvements to Topic 842 to make amendments addressing sixteen issues related to various aspects of ASU 2016-02. The effective date and transition requirements for the amendments in ASU 2018-11 and ASU 2018-10 will be the same as the effective date and transition requirements in ASU 2016-02. The Company is evaluating the effect of ASU 2018-11 and ASU 2018-10 on its consolidated financial statements. While the Company is continuing to evaluate the effects of this ASU, the Company expects to record material right of use assets and lease liabilities on its consolidated balance sheet upon adoption. The new standard will also require expanded qualitative and quantitative disclosures regarding the Company’s leases.

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

As of June 30, 2018 and December 31, 2017, the Company does not have liabilities that are measured at fair value.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, based on the three-tier fair value hierarchy:

As of June 30, 2018	Level 1	Level 2	Total
Bank deposits	$14,113,337	$—	$14,113,337
Money market funds	53,267	—	53,267
Total cash and cash equivalents	$14,166,604	$—	$14,166,604

As of December 31, 2017	Level 1	Level 2	Total
Bank deposits	$6,610,183	$—	$6,610,183
Money market funds	53,135	—	53,135
Total cash and cash equivalents	$6,663,318	$—	$6,663,318

The fair values of bank deposits and money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2018 and the twelve months ended December 31, 2017.

3.	Inventory

Inventory consists of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Raw materials	$766,709	$582,816
Work in progress	556,054	453,890
Finished goods	799,118	810,040
Total	$2,121,881	$1,846,746

4.	Deferred Rent

Deferred rent consists of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Landlord-funded leasehold improvements	$1,124,790	$1,124,790
Less accumulated amortization	(693,024)	(629,525)
Total	431,766	495,265
Straight line rent adjustment	121,278	127,158
Total deferred rent	$553,044	$622,423

During the three and six month periods ended June 30, 2018, the Company recorded $31,750 and $63,499, respectively, in deferred rent amortization of these landlord funded leasehold improvements. During the three and six month periods ended June 30, 2017, the Company recorded $31,750 and $63,499, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

5.	Share-based Compensation

Service Vesting-Based Stock Options

The following is a summary of service vesting-based related stock option activity for the six month period ended June 30, 2018, and the status of service vesting-based options outstanding at June 30, 2018:

	Six Month Period Ended
	June 30, 2018
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	2,390,012	$1.85
Granted	—	$—
Exercised	(142,914)	$1.19
Forfeited	(8,022)	$4.30
Expired	—	$—
Outstanding service vesting-based at June 30, 2018	2,239,076	$1.89

Service vesting-based options exercisable at June 30, 2018	1,652,714	$1.80

We recognized stock compensation expense related to service vesting-based options of $149,612 and $146,538 during the three months ended June 30, 2018 and 2017, respectively and $302,315 and $316,861 during the six months ended June 30, 2018 and June 30, 2017, respectively. As of June 30, 2018, there was $21,325,800 of aggregate intrinsic value of outstanding service vesting-based stock options, including $15,888,154 of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised during the three months ended June 30, 2018 and 2017 was $723,532 and $21,104, respectively and during the six months ended June 30, 2018 and 2017 was $993,773 and $91,817, respectively. Weighted average grant date fair value for service based-vesting options granted during the three months ended June 30, 2018 and 2017 was none and for the six months ended June 30, 2018 and 2017 was none and $1.13 per share, respectively. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable at June 30, 2018, is 5.9 years and 5.5 years, respectively. Total unrecognized compensation cost of service vesting-based stock options at June 30, 2018 of $848,055 is expected to be recognized over a weighted average period of 1.8 years.

Performance-based Stock Options

The Company’s Board of Directors implemented a Management Performance Bonus Plan for 2017. Based on achieving varying levels of specified revenue for the year ended December 31, 2017, up to 1,000,000 options to purchase shares of the Company’s common stock may be vested. The options have an exercise price of $1.64, and if revenue levels for 2017 were met, would vest 50% on the release of the Company’s audited financial statements for 2017, and 50% one year thereafter. If the minimum performance targets were not achieved, no options would vest. On February 27, 2018, the Company’s Board of Directors determined that, subject to the completion of the 2017 audit, the specified revenue target had been achieved. Accordingly, 999,997 options to purchase shares of the Company’s common stock vest as follows: 50% of the options vested on March 8, 2018 and the remaining 50% will vest on March 8, 2019.

The following is a summary of performance-based stock option activity for the six month period ended June 30, 2018, and the status of performance-based options outstanding at June 30, 2018:

	Six Month Period Ended
	June 30, 2018
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	999,997	$1.64
Granted	—	$—
Exercised	(35,000)	$1.64
Outstanding performance-based at June 30, 2018	964,997	$1.64

Performance-based options exercisable at June 30, 2018	465,001	$1.64

We recognized stock compensation expense related to performance-based options of $126,901 and $126,903 during the three month periods ending June 30, 2018 and 2017, respectively and $252,408 and $252,411 during the six month periods ending June 30, 2018 and 2017. As of June 30, 2018, there was $9,428,021 of aggregate intrinsic value of outstanding performance-based stock options, including $4,543,060 of aggregate intrinsic value of exercisable performance-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of performance-based awards exercised during the three months and six months ended June 30, 2018 was $285,250 and no performance-based options were exercised in the three and six months ended June 30, 2017. The weighted average remaining contractual life of performance-based options outstanding and exercisable at June 30, 2018, is 3.5 years. Total unrecognized compensation cost of performance-based stock options at June 30, 2018 of $256,592 is expected to be recognized over a weighted average period of 0.5 years.

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

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk free interest rate	N/A	N/A	N/A	2.07%
Dividend yield	N/A	N/A	N/A	0.0%
Expected term (in years)	N/A	N/A	N/A	5.18
Volatility	N/A	N/A	N/A	75%

Restricted Stock

The following is a summary of restricted stock activity for the six month period ended June 30, 2018, and the status of unvested restricted stock outstanding at June 30, 2018:

	Six Month Period Ended
	June 30, 2018
	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	237,926	$1.79
Granted	173,768	$6.47
Vested	(76,538)	$1.79
Forfeited	(13,952)	$2.47
Outstanding at June 30, 2018	321,204	$4.29

The aggregate fair value of the awards granted during the three and six months ended June 30, 2018 was $154,440 and $1,125,048, respectively, and during the three and six months ended June 30, 2017 was none and $364,936, respectively, which represents the market value of our common stock on the date that the restricted stock awards were granted. The aggregate fair value of the restricted stock awards that vested for the three months ended June 30, 2018 and 2017 was $173,678 and $20,123, respectively and for the six months ended June 30, 2018 and 2017 was $480,736 and $61,157, respectively.

We recognized stock compensation expense of $97,867 and $40,432 related to restricted stock awards for the three months ended June 30, 2018 and 2017, respectively and $193,082 and $74,496 related to restricted stock awards for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $1,241,718 in unrecognized compensation costs related to restricted stock awards. We expect to recognize those costs over 3.3 years.

We recorded total stock compensation expense for the three and six month periods ended June 30, 2018 and 2017, as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development costs	$64,752	$58,815	$130,346	$118,080
Sales and marketing costs	69,242	58,051	137,755	117,670
General and administrative costs	191,003	154,983	381,953	323,181
Cost of product sales	49,383	42,024	97,751	84,837
Total	$374,380	$313,873	$747,805	$643,768

6.	Warrants

At June 30, 2018 and December 31, 2017, we had 4,863,158 and 6,688,849 warrants outstanding, respectively and exercisable with a weighted average exercise price of $4.41 and $4.50, respectively. During the three and six month period ended June 30, 2018, 1,813,691 and 1,825,691 warrants were exercised with a weighted average exercise price of $4.75, yielding proceeds of $8.6 million and $8.7 million, respectively. Subsequent to quarter end through July 30, 2018, an additional 274,798 warrants were exercised with a weighted average exercise price of $4.75, yielding $1.3 million in proceeds to the Company. The outstanding warrants have expiration dates between March 2021 and May 2021.

7.	Income Taxes

We have recorded a full valuation allowance against our deferred tax assets. As we trend towards positive net income, we will continue to assess our valuation allowance. Based on all available evidence, we determined that we have not yet attained a sustained level of profitability. Therefore, we have maintained the full valuation allowance as of quarter ended June 30, 2018. We may release all, or a portion, of the valuation allowance in the near-term, dependent on the verifiable positive evidence observed in future quarters.

8.	Earnings Per Share

Basic earnings per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding as determined by the treasury method during the period. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. For the three and six month periods ended June 30, 2018, we excluded a nominal amount of unvested stock awards from our calculation of diluted weighted average shares because they were antidilutive. For the three and six month periods ended June 30, 2017, we excluded 3 million common stock options, 7 million warrants, and 273,000 unvested stock awards from our calculation of diluted weighted average shares because they were antidilutive.

The following table shows the calculation of basic and diluted earnings per shares:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to common stockholders	$1,045,920	$(768,212)	$943,152	$(1,638,502)

Denominator:
Weighted average basic shares outstanding	15,180,169	13,100,820	14,642,378	13,033,106
Effect of dilutive securities	5,194,189	—	4,421,217	—
Weighted average diluted shares	20,374,358	13,100,820	19,063,595	13,033,106

Basic earnings per share	$0.07	$(0.06)	$0.06	$(0.13)
Diluted earnings per share	$0.05	$(0.06)	$0.05	$(0.13)

9.	Commitments & Contingencies

Leases

We lease approximately 30,000 square feet in our Bothell, Washington headquarters. The term of our lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent is approximately $58,000 at June 30, 2018, with scheduled annual increases each August and again in October for the most recent amendment. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

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

As of June 30, 2018, we accrued a dividend of $93,258 on the series A preferred stock which is included in accrued expenses and other current liabilities in the balance sheet at June 30, 2018. The dividend was paid subsequent to quarter end on July 2, 2018. On May 17, 2018, we redeemed 1,063 series A preferred shares for $1,063,000. There are 3,187 Series A shares outstanding as of June 30, 2018.

11.	Revenue

We currently operate as one operating segment focusing on biopreservation media.

The following table disaggregates revenue by market segment and distributors:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net product sales:
Regenerative medicine	$2,985,086	$1,083,637	$5,088,638	$2,134,807
Distributors	1,695,153	694,366	2,734,396	1,454,054
Drug discovery	263,023	488,894	639,998	766,808
BioBanking	234,592	290,868	529,704	568,297
Total	$5,177,854	$2,557,765	$8,992,736	$4,923,966

12.	Subsequent Event

On August 9, 2018, Casdin Capital LLC, (“Casdin”) a New York-based, life science-focused investment firm and current stockholder, agreed to invest $20 million in BioLife to support the Company’s growth strategy of acquiring synergistic cell and gene therapy manufacturing tools and services or technologies. Casdin’s private purchase of an additional 1,428,571 newly issued shares of common stock at a price of $14.00 per share was pursuant to a share purchase agreement, pursuant to which Casdin also agreed to restrict any re-sale of the new se shares for a 12 month period.

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

Additionally, as of June 30, 2018, we owned a 30.5% interest in our joint venture, biologistex CCM, LLC (“SAVSU”), a Delaware limited liability company. Our ownership was effectively increased from 26.7% on March 31, 2018 to 30.5% during the three months ended June 30, 2018 due to an additional million-dollar cash contribution we made on May 16, 2018. SAVSU is a privately held designer and manufacturer of innovative high-performance cloud-connected passive storage and transport containers for temperature sensitive biologics and pharmaceuticals. SAVSU’s mission is to improve global health by greatly reducing the waste and risks associated with the improper freezing and overheating of thermal-sensitive medicines and biologics. SAVSU has developed proprietary state-of-the-art technology to ultimately lower costs and improve delivery of these most essential materials.

Highlights for the Second Quarter of 2018

●

Revenue was $5.2 million in the second quarter of 2018, an increase of 102% over the same period in 2017. For the first six months of 2018, revenue increased 83% as compared to the same period last year. Second quarter revenue growth was primarily driven by a 176% increase in direct sales to our regenerative medicine customers and a 144% growth from our distributors compared to the same period in 2017.

●

Gross margin in the second quarter of 2018 was 70%, compared to 63% in the second quarter of 2017. For the first six months of 2018 gross margin was 68% compared to 62% in the first six months of 2017. The margin increased due to higher average selling price per liter and increased sales volume.

●

Operating income for the three and six months ended June 30, 2018 was $1.3 million and $1.4 million, respectively compared to an operating loss of $0.3 million and $0.8 million for the three and six months ended June 30, 2017, respectively. We were able to generate operating income due to the increase in sales and gross margin from the same period in the prior year.

●

In the three and six months ended June 30, 2018, net income attributable to common stockholders was $1.0 million and $0.9 million, respectively. This compared to a net loss attributable to common stockholders of $0.8 million and $1.6 million for the three and six months ended June 30, 2017, respectively. We were able to generate a net profit due to the increase in sales and gross margin from the same period in the prior year.

●	Gained 48 new customers in the second quarter of 2018, including first time orders from 37 regenerative medicine companies.
●

Entered into an agreement with Casdin Capital LLC, a New York-based, life science-focused investment firm, to purchase 1,000,000 BioLife Solutions common shares in a private transaction from our second largest shareholder.

●	Invested $1 million in SAVSU Technologies, Inc. SAVSU's majority shareholder has also agreed to invest an additional $1 million in SAVSU.
●	Redeemed 25% of the 4,250 shares of Series A Preferred stock outstanding for $1,063,000. As a result, there are 3,187 Series A shares outstanding.
●	Joined the Russell Microcap® Index at the conclusion of the Russell US Indexes annual reconstitution, effective after the US market opened on June 25, 2018.

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

Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2018 and 2017

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin:

	Three Month Period Ended
	June 30,
	2018	2017	% Change
Revenue:
Total revenue	$5,177,854	$2,557,765	102%

Cost of sales	1,536,779	956,839	61%
Gross profit	$3,641,075	$1,600,926	127%
Gross margin %	70%	63%

	Six Month Period Ended
	June 30,
	2018	2017	% Change
Revenue:
Total revenue	$8,992,736	$4,923,966	83%

Cost of sales	2,900,607	1,885,241	54%
Gross profit	$6,092,129	$3,038,725	100%
Gross margin %	68%	62%

Biopreservation Media Product Sales. Our core products are sold through both direct and indirect channels to customers in the regenerative medicine, biobanking and drug discovery markets. Sales of our core products in the three and six months ended June 30, 2018 increased 102% and 83%, respectively, compared to the same periods in 2017, due primarily to an increase in volume and selling price per liter sold due to increased orders from the regenerative medicine segment and our distributors. Revenue growth for the second quarter was driven by a 176% year over year increase from customers in the regenerative medicine segment and 144% growth from sales to our distributors. We expect to see continued growth in adoption and use of our proprietary biopreservation media products.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses. Cost of sales in the three and six months ended June 30, 2018 increased compared to the same periods in 2017 due to increased sales of our proprietary products partially offset by lower overhead costs per liter sold in the three and six months ended June 30, 2018.

Gross Margin. Gross margin as a percentage of revenue was 70% and 68% in the three and six months ended June 30, 2018, compared to 63% and 62% in the three and six months ended June 30, 2017. Gross margin in the three and six months ended June 30, 2018 increased compared to the same periods in 2017 due to increased average selling price per liter sold and lower overhead costs per liter sold resulting in higher production volume to support increased demand in the three and six months ended June 30, 2018.

Revenue Concentration. In the three months ended June 30, 2018, we derived approximately 38% of our product revenue from three customers and in the six months ended June 30, 2018, we derived approximately 27% of our revenue from two customers. In the three and six months ended June 30, 2017, we did not derive 10% or more of our product revenue from any one customer.

Operating Expenses

Our operating expenses for the three and six month periods ended June 30, 2018 and 2017 were:

	Three Month Period Ended
	June 30,
	2018	2017	% Change
Operating Expenses:
Research and development	$324,612	$318,607	2%
Sales and marketing	641,168	546,455	17%
General and administrative	1,390,524	1,077,067	29%
Operating Expenses	$2,356,304	$1,942,129	21%
% of revenue	46%	76%

	Six Month Period Ended
	June 30,
	2018	2017	% Change
Operating Expenses:
Research and development	$671,066	$605,358	11%
Sales and marketing	1,252,670	1,058,399	18%
General and administrative	2,743,901	2,180,210	26%
Operating Expenses	$4,667,637	$3,843,967	21%
% of revenue	52%	78%

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs. We expense all research and development costs as incurred. Research and development expenses for the three and six months ended June 30, 2018 increased compared to the three and six months ended June 30, 2017, due primarily to higher performance-based compensation.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. Sales and marketing expenses for the three and six months ended June 30, 2018 increased compared to the three and six months ended June 30, 2017, due primarily to higher performance-based compensation.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance. General and administrative expenses for the three and six months ended June 30, 2018 increased compared to the three and six months ended June 30, 2017, due primarily to investor relations, travel and consulting fees, quality system consulting fees, higher performance-based compensation and corporate non-income taxes.

Other Income (Expenses)

Interest Expense. The interest expense in the three and six months ended June 30, 2018 is due to equipment financing. Interest expense in the three and six months ended June 30, 2017 is due to the note payable related to the credit facility financing arrangement entered into in May 2016.

Amortization of debt discount. The amortization of short-term debt discount in the three and six months ended June 30, 2017 is due to the amortization of the allocated value of the detachable warrants associated with the credit facility financing on arrangement entered into in May 2017 which was fully amortized May 31, 2017.

Loss on equity method investment. The non-cash loss associated with our proportionate share of the net loss in our investment in SAVSU for the period based on our 26.7% ownership for the three months ended March 31, 2018, and 30.5% ownership for the three months ended June 30, 2018. In 2017, we had a 45% ownership in both the three and six month periods ended June 30, 2017.

Interest income. The increase in interest income in the three and six months ended June 30, 2018 compared to the same periods in 2017 is due to the higher average short-term liquid investments balance in 2018 compared to 2017.

Liquidity and Capital Resources

On June 30, 2018, we had $14.2 million in cash and cash equivalents, compared to cash and cash equivalents of $6.7 million at December 31, 2017. During the six month period ended June 30, 2018, 1.8 million warrants were exercised with a weighted average exercise price of $4.75, yielding $8.7 million in proceeds to the Company. Subsequent to quarter end through July 30, 2018, an additional 0.3 million warrants were exercised with a weighted average exercise price of $4.75, yielding $1.3 million in proceeds to the Company. Based on our current expectations with respect to our revenue and operating expenses, we expect that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next twelve months. We may also seek equity or debt financing opportunistically if we believe that market conditions are conducive to obtaining such financing. We currently have an S-3 registration statement filed with the SEC which may be utilized to obtain additional financing.

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

Net Cash Provided by/ Used In Operating Activities

During the six months ended June 30, 2018, net cash provided by operating activities was $1.0 million compared to net cash used in operating activities of $0.3 million for the six months ended June 30, 2017. The increase in cash from operating activities was the result of increased sales and gross margins partially offset by an increase in accounts receivable from the prior period.

Net Cash Used In Investing Activities

Net cash used in investing activities totaled $1.1 million during the six months ended June 30, 2018, compared to $0.1 million for the six months ended June 30, 2017. The increase in cash used by investing activities was primarily the result of the additional investment in SAVSU.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7.6 million and $1.3 million in the six months ended June 30, 2018 and 2017, respectively. Net cash provided by financing activities during the six months ended June 30, 2018 was primarily the result of proceeds received from warrant exercises and employee stock option exercises. Net cash provided by financing activities in the six months ended June 30, 2017 was the result of proceeds received from our credit facility, warrant exercises and employee stock option exercises.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

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

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 9, 2018. There have been no significant changes to these obligations in the three months ended June 30, 2018. For more information regarding our current contingencies and commitments, see note 8 to the financial statements included above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: August 9, 2018	/s/ Roderick de Greef
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