Form 10-Q
period 2018-09-30
BIOLIFE SOLUTIONS INC
filed 2018-11-08
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit said files). Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2018, 18,499,767 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BioLife Solutions, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$32,380,674	$6,663,318
Accounts receivable, trade, net of allowance for doubtful accounts of $0 and $5,575 at September 30, 2018 and December 31, 2017, respectively	2,699,342	1,021,315
Inventories	2,910,927	1,846,746
Prepaid expenses and other current assets	298,005	399,502
Total current assets	38,288,948	9,930,881

Property and equipment
Leasehold improvements	1,284,491	1,284,491
Furniture and computer equipment	705,948	682,466
Manufacturing and other equipment	1,510,729	1,148,006
Subtotal	3,501,168	3,114,963
Less: Accumulated depreciation	(2,234,286)	(2,008,927)
Net property and equipment	1,266,882	1,106,036
Investment in SAVSU	6,856,980	1,070,120
Long term deposits	36,166	36,166
Total assets	$46,448,976	$12,143,203

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,089,553	$690,702
Accrued expenses and other current liabilities	162,981	200,548
Accrued compensation	712,615	491,432
Deferred rent	130,216	130,216
Total current liabilities	2,095,365	1,512,898
Deferred rent, long-term	386,113	492,207
Other long-term liabilities	37,855	45,512
Total liabilities	2,519,333	2,050,617

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 3,187 and 4,250 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	4
Common stock, $0.001 par value; 150,000,000 shares authorized, 18,237,425 and 14,021,422 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	18,237	14,021
Additional paid-in capital	115,775,040	84,036,444
Accumulated deficit	(71,863,637)	(73,957,883)
Total shareholders’ equity	43,929,643	10,092,586
Total liabilities and shareholders’ equity	$46,448,976	$12,143,203

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIoLife Solutions, Inc.

Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product sales	$5,293,075	$2,963,411	$14,285,811	$7,887,377
Cost of product sales	1,606,303	1,095,724	4,506,911	2,980,965
Gross profit	3,686,772	1,867,687	9,778,900	4,906,412

Operating expenses
Research and development	312,000	293,093	983,066	898,451
Sales and marketing	725,201	488,688	1,977,871	1,547,087
General and administrative	1,454,573	1,118,251	4,198,474	3,298,461
Total operating expenses	2,491,774	1,900,032	7,159,411	5,743,999

Operating income (loss)	1,194,998	(32,345)	2,619,489	(837,587)

Other income (expenses), net
Interest income	79,773	103	120,728	227
Interest expense	(1,313)	(1,077)	(3,545)	(188,992)
Write-off of deferred financing costs	––	(67,664)	––	(67,664)
Amortization of debt discount	––	––	––	(155,996)
Loss from equity-method investment in SAVSU	(42,689)	(217,735)	(363,243)	(707,208)
Total other income (expenses), net	35,771	(286,373)	(246,060)	(1,119,633)

Net income (loss) before provision for income taxes	1,230,769	(318,718)	2,373,429	(1,957,220)
Income taxes	––	––	––	––
Net income (loss) after provision for income taxes	1,230,769	(318,718)	2,373,429	(1,957,220)
Less: Preferred stock dividends	(79,675)	(106,250)	(279,183)	(106,250)
Net income (loss) attributable to common stockholders	$1,151,094	$(424,968)	$2,094,246	$(2,063,470)

Basic net income (loss) per common share	$0.07	$(0.03)	$0.13	$(0.16)
Diluted net income (loss) per common share	$0.05	$(0.03)	$0.10	$(0.16)

Weighted average shares outstanding used to compute basic earnings per share	17,273,412	13,238,248	15,529,026	13,102,238
Weighted average shares outstanding used to compute diluted earnings per share	23,656,633	13,238,248	21,051,219	13,102,238

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$2,373,429	$(1,957,220)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	244,927	259,895
Stock-based compensation expense	1,130,945	957,711
Stock issued for services	––	71,250
Write-off of deferred financing costs	––	67,664
Amortization of deferred rent related to lease incentives	(95,248)	(95,249)
Amortization of debt discount	––	155,996
Loss from equity-method investment in SAVSU	363,243	707,208

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(1,678,027)	(159,851)
Inventories	(1,064,181)	(103,274)
Prepaid expenses and other current assets	(48,606)	(101,479)
Increase (Decrease) in
Accounts payable	342,875	(227,732)
Accrued compensation and other current liabilities	204,653	138,885
Accrued interest	––	152,143
Deferred rent	(11,490)	(63,836)
Net cash provided by (used in) operating activities	1,762,520	(197,889)

Cash flows from investing activities
Investment in SAVSU	(6,000,000)	––
Purchase of property and equipment	(339,068)	(91,443)
Net cash used in investing activities	(6,339,068)	(91,443)

Cash flows from financing activities
Proceeds from private equity transaction	19,999,994	––
Proceeds from related party debt	––	1,000,000
Payments on equipment loan	(9,267)	(10,628)
Payments on capital lease obligations	(9,812)	(7,631)
Proceeds from exercise of common stock options and warrants	11,724,247	784,273
Payments of preferred stock dividends	(305,758)	––
Payments of costs related to stock issuances	(42,500)	(9,303)
Payments for redemption of preferred stock	(1,063,000)	––
Deferred costs related to potential stock issuance	––	(42,664)
Net cash provided by financing activities	30,293,904	1,714,047

Net increase in cash and cash equivalents	25,717,356	1,424,715

Cash and cash equivalents - beginning of period	6,663,318	1,405,826

Cash and cash equivalents - end of period	$32,380,674	$2,830,541

Non-cash investing and financing activities
Series A preferred stock dividends accrued not yet paid	$79,675	$106,250
Stock issued for services provided in prior period included in liabilities at year-end	35,625	35,624
Receivables converted to equity investment in SAVSU	150,103	––
Preferred stock issued on conversion of related party note payable and accrued interest	––	4,250,000
Capital lease obligations incurred for purchases of equipment	––	52,327
Purchase of equipment with debt	17,604	39,243
Legal fees for private equity transaction not yet paid	42,500	––
Purchase of property and equipment not yet paid	49,101	––

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Statement of Shareholders’ Equity

(unaudited)

	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2017	4,250	$4	14,021,422	$14,021	$84,036,444	$(73,957,883)	$10,092,586
Redemption of preferred stock	(1,063)	(1)			(1,062,999)		(1,063,000)
Stock based compensation					1,130,945		1,130,945
Stock issued for private equity transaction, net of $85,000 legal fees			1,428,571	1,429	19,913,565		19,914,994
Stock option/warrant exercises			2,684,899	2,684	11,721,563		11,724,247
Stock issued – on vested RSUs			96,594	97	(97)		—
Stock issued for services			5,939	6	35,619		35,625
Preferred stock dividends						(279,183)	(279,183)
Net income						2,373,429	2,373,429
Balance, September 30, 2018	3,187	$3	18,237,425	$18,237	$115,775,040	$(71,863,637)	$43,929,643

The accompanying Notes to Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.

Notes to Financial Statements

(unaudited)

1.	Organization and Significant Accounting Policies

Business

BioLife Solutions, Inc. (“BioLife,” “us,” “we,” “our,” or the “Company”) is the leading developer, manufacturer and supplier of proprietary, clinical-grade biopreservation media for cells and tissues. Our HypoThermosol® hypothermic storage and CryoStor® cryopreservation freeze media are highly valued in the regenerative medicine, biobanking and drug discovery markets. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death; offering commercial companies and clinical researchers significant improvement in shelf life and post-preservation viability and function.

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

Equity Method Investments

We account for our ownership in our SAVSU Technologies, Inc. joint venture (“SAVSU”) using the equity method of accounting. This method states that if the investment provides us the ability to exercise significant influence, but not control, over the investee, we account for the investment under the equity method. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at its initial carrying value in the balance sheet and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of other income (expense), net in the statements of operations. On January 22, 2018, as a result of SAVSU signing a global distribution agreement with World Courier, we amended our agreement with SAVSU to fix our equity position at 35%, prior to any dilution created by financing activities post December 31, 2016, and terminated the sales and marketing services agreement. Our ownership in SAVSU was 35% at December 31, 2017. As a result of an additional $6 million in cash contributions made by us and additional contributions made by the majority stockholder, our effective ownership was 44.4% at September 30, 2018. Additionally, we have an 18-month purchase option which provides us, at our sole discretion, with the right to acquire the 56% ownership interest of SAVSU not already owned, in exchange for the greater of 1,000,000 shares of our common stock, or approximately $23 million of our common stock, calculated on the day of exercise. For the three and nine months ended September 30, 2018, SAVSU’s net loss totaled $16,000 and $1.1 million, respectively. For the three and nine months ended September 30, 2017, SAVSU’s net loss totaled $0.5 million and $1.6 million, respectively.

Concentrations of credit risk and business risk

In the three and nine months ended September 30, 2018, we derived approximately 41% of our product revenue from three customers and approximately 28% of our revenue from two customers, respectively. In the three and nine months ended September 30, 2017, we derived approximately 22% of our product revenue from two customers and 10% of our product revenue from one customer, respectively. No other customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2018 or 2017. At September 30, 2018, four customers accounted for approximately 54% of total gross accounts receivable. At December 31, 2017, two customers accounted for approximately 41% of total gross accounts receivable.

Revenue from customers located in foreign countries represented 8% and 10% of total revenue during the three and nine months ended September 30, 2018, respectively, and 16% and 17% during the three and nine months ended September 30, 2017, respectively. All revenue from foreign customers is denominated in United States dollars.

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

The FASB has issued several additional ASUs that provide additional clarification to certain issues existing after the original ASU was released. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842) Targeted Improvements which provides entities with an additional and optional transition method to adopt the new lease standard and provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. Also, in July 2018, the FASB issued ASU 2018-10 Codification Improvements to Topic 842 to make amendments addressing sixteen issues related to various aspects of ASU 2016-02. The effective date and transition requirements for the amendments in ASU 2018-11 and ASU 2018-10 will be the same as the effective date and transition requirements in ASU 2016-02. The Company is evaluating the effect of ASU 2018-11 and ASU 2018-10 on its financial statements. While the Company is continuing to evaluate the effects of this ASU, the Company expects to record material right of use assets and lease liabilities on its balance sheet upon adoption. The new standard will also require expanded qualitative and quantitative disclosures regarding the Company’s leases.

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

As of September 30, 2018 and December 31, 2017, the Company does not have liabilities that are measured at fair value.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, based on the three-tier fair value hierarchy:

As of September 30, 2018	Level 1	Level 2	Total
Bank deposits	$32,327,287	$—	$32,327,287
Money market funds	53,387	—	53,387
Total cash and cash equivalents	$32,380,674	$—	$32,380,674

As of December 31, 2017	Level 1	Level 2	Total
Bank deposits	$6,610,183	$—	$6,610,183
Money market funds	53,135	—	53,135
Total cash and cash equivalents	$6,663,318	$—	$6,663,318

The fair values of bank deposits and money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2018 and the twelve months ended December 31, 2017.

3.	Inventory

Inventory consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Raw materials	$1,168,969	$582,816
Work in progress	830,991	453,890
Finished goods	910,967	810,040
Total	$2,910,927	$1,846,746

4.	Deferred Rent

Deferred rent consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Landlord-funded leasehold improvements	$1,124,790	$1,124,790
Less accumulated amortization	(724,773)	(629,525)
Total	400,017	495,265
Straight line rent adjustment	116,312	127,158
Total deferred rent	$516,329	$622,423

During the three and nine month periods ended September 30, 2018, the Company recorded $31,749 and $95,248, respectively, in deferred rent amortization of these landlord funded leasehold improvements. During the three and nine month periods ended September 30, 2017, the Company recorded $31,749 and $95,249, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

5.	Share-based Compensation

Service Vesting-Based Stock Options

The following is a summary of service vesting-based related stock option activity for the nine month period ended September 30, 2018, and the status of service vesting-based options outstanding at September 30, 2018:

	Nine Month Period Ended
	September 30, 2018
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	2,390,012	$1.85
Granted	—	$—
Exercised	(267,055)	$1.30
Forfeited	(15,627)	$4.34
Expired	—	$—
Outstanding service vesting-based at September 30, 2018	2,107,330	$1.90

Service vesting-based options exercisable at September 30, 2018	1,622,980	$1.83

We recognized stock compensation expense related to service vesting-based options of $146,567 and $146,355 during the three months ended September 30, 2018 and 2017, respectively, and $448,882 and $463,217 during the nine months ended September 30, 2018 and September 30, 2017, respectively. As of September 30, 2018, there was $32,868,498 of aggregate intrinsic value of outstanding service vesting-based stock options, including $25,429,311 of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised during the three months ended September 30, 2018 and 2017 was $2,094,344 and none, respectively, and during the nine months ended September 30, 2018 and 2017 was $3,088,117 and $91,817, respectively. Weighted average grant date fair value for service based-vesting options granted during the three months ended September 30, 2018 and 2017 was none and for the nine months ended September 30, 2018 and 2017 was none and $1.13 per share, respectively. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable at September 30, 2018, is 5.8 years and 5.5 years, respectively. Total unrecognized compensation cost of service vesting-based stock options at September 30, 2018 of $678,908 is expected to be recognized over a weighted average period of 1.6 years.

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

The following is a summary of performance-based stock option activity for the nine month period ended September 30, 2018, and the status of performance-based options outstanding at September 30, 2018:

	Nine Month Period Ended
	September 30, 2018
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	999,997	$1.64
Granted	—	$—
Exercised	(35,000)	$1.64
Outstanding performance-based at September 30, 2018	964,997	$1.64

Performance-based options exercisable at September 30, 2018	465,001	$1.64

We recognized stock compensation expense related to performance-based options of $128,296 and $128,298 during the three month periods ending September 30, 2018 and 2017, respectively, and $380,705 and $380,708 during the nine month periods ending September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $15,304,852 of aggregate intrinsic value of outstanding performance-based stock options, including $7,374,916 of aggregate intrinsic value of exercisable performance-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of performance-based awards exercised during the three months and nine months ended September 30, 2018 was none and $285,250, respectively, and no performance-based options were exercised in the three and nine months ended September 30, 2017. The weighted average remaining contractual life of performance-based options outstanding and exercisable at September 30, 2018, is 3.2 years. Total unrecognized compensation cost of performance-based stock options at September 30, 2018 of $128,296 is expected to be recognized over a weighted average period of 0.3 years.

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

Restricted Stock

The following is a summary of restricted stock activity for the nine month period ended September 30, 2018, and the status of unvested restricted stock outstanding at September 30, 2018:

	Nine Month Period Ended
	September 30, 2018
	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	237,926	$1.79
Granted	181,268	$7.02
Vested	(96,593)	$1.80
Forfeited	(21,128)	$3.32
Outstanding at September 30, 2018	301,473	$4.82

The aggregate fair value of the awards granted during the three and nine months ended September 30, 2018 was $147,900 and $1,272,948, respectively, and during the three and nine months ended September 30, 2017 was none and $364,936, respectively, which represents the market value of our common stock on the date that the restricted stock awards were granted. The aggregate fair value of the restricted stock awards that vested for the three months ended September 30, 2018 and 2017 was $392,858 and $38,567, respectively, and for the nine months ended September 30, 2018 and 2017 was $873,594 and $99,725, respectively.

We recognized stock compensation expense of $108,277 and $39,290 related to restricted stock awards for the three months ended September 30, 2018 and 2017, respectively, and $301,058 and $113,786 related to restricted stock awards for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $1,245,763 in unrecognized compensation costs related to restricted stock awards. We expect to recognize those costs over 3.2 years.

We recorded total stock compensation expense for the three and nine month periods ended September 30, 2018 and 2017, as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development costs	$64,970	$59,434	$195,316	$177,514
Sales and marketing costs	64,152	55,402	201,907	173,072
General and administrative costs	194,764	156,621	576,718	479,803
Cost of product sales	59,254	42,486	157,004	127,322
Total	$383,140	$313,943	$1,130,945	$957,711

6.	Warrants

At September 30, 2018 and December 31, 2017, we had 4,306,005 and 6,688,849 warrants outstanding, respectively, and exercisable with a weighted average exercise price of $4.37 and $4.50, respectively. During the three and nine month period ended September 30, 2018, 557,153 and 2,382,844 warrants were exercised with a weighted average exercise price of $4.75, yielding proceeds of $2.6 million and $11.3 million, respectively. Subsequent to quarter end through November 7, 2018, an additional 225,000 warrants were exercised with a weighted average exercise price of $4.75, yielding $1.1 million in proceeds to the Company. The outstanding warrants have expiration dates between March 2021 and May 2021.

7.	Income Taxes

We have recorded a full valuation allowance against our deferred tax assets. As we trend towards positive net income, we will continue to assess our valuation allowance. Based on all available evidence, we determined that we have not yet attained a sustained level of profitability. Therefore, we have maintained the full valuation allowance at September 30, 2018. We may release all, or a portion, of the valuation allowance in the near-term, dependent on the verifiable positive evidence observed in future quarters.

8.	Earnings Per Share

Basic earnings per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding as determined by the treasury method during the period. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. For the three and nine month periods ended September 30, 2018, we excluded a nominal amount of unvested stock awards from our calculation of diluted weighted average shares because they were antidilutive. For the three and nine month periods ended September 30, 2017, we excluded 3.4 million common stock options, 7.4 million warrants, and 259,000 unvested stock awards from our calculation of diluted weighted average shares because they were antidilutive.

The following table shows the calculation of basic and diluted earnings per shares:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to common stockholders	$1,151,094	$(424,968)	$2,094,246	$(2,063,470)

Denominator:
Weighted average basic shares outstanding	17,273,412	13,238,248	15,529,026	13,102,238
Effect of dilutive securities	6,383,221	—	5,522,193	—
Weighted average diluted shares	23,656,633	13,238,248	21,051,219	13,102,238

Basic earnings per share	$0.07	$(0.03)	$0.13	$(0.16)
Diluted earnings per share	$0.05	$(0.03)	$0.10	$(0.16)

9.	Commitments & Contingencies

Leases

We lease approximately 30,000 square feet in our Bothell, Washington headquarters. The term of our lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent is approximately $59,000 at September 30, 2018, with scheduled annual increases each August and again in October for the most recent amendment. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

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

As of September 30, 2018, we accrued a dividend of $79,675 on the series A preferred stock which is included in accrued expenses and other current liabilities in the balance sheet at September 30, 2018. The dividend was paid subsequent to quarter end on October 1, 2018. There are 3,187 Series A shares outstanding as of September 30, 2018.

11.	Revenue

We currently operate as one operating segment focusing on biopreservation media.

The following table disaggregates revenue by market segment and distributors:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net product sales:
Regenerative medicine	$2,875,861	$1,599,916	$7,964,499	$3,734,724
Distributors	1,886,885	759,826	4,621,280	2,213,880
Drug discovery	275,747	320,206	915,745	1,087,014
BioBanking	254,582	283,463	784,287	851,759
Total	$5,293,075	$2,963,411	$14,285,811	$7,887,377

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Quarterly Report on Form 10-Q. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

●	anticipated product developments, customer regulatory filings and related requirements;

●	timing and amount of future contractual payments, product revenue and operating expenses;

●	market acceptance of our products and the estimated potential size of these markets; and

●	projections regarding liquidity, capital requirements and the terms of any financing agreements.

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

Our proprietary, clinical grade HypoThermosol® FRS and CryoStor® biopreservation media products are marketed to the regenerative medicine, biobanking and drug discovery markets, including hospital-based stem cell transplant centers, pharmaceutical companies, cord blood and adult stem cell banks, hair transplant centers, and suppliers of cells to the drug discovery, toxicology testing and diagnostic markets. All of our biopreservation media products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices (cGMP). We strive to use United States Pharmacopia (USP)/Multicompendial or the highest available grade components.

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

Additionally, as of September 30, 2018, we owned a 44.4% interest in our joint venture, SAVSU Technologies, Inc. (“SAVSU”), a Delaware corporation. Our ownership in SAVSU was 35% at December 31, 2017. As a result of an additional $6 million in cash contributions made by us and additional contributions made by the majority stockholder, our effective ownership was 44.4% at September 30, 2018. We have an 18-month purchase option which provides us, at our sole discretion, with the right to acquire the 56% ownership interest of SAVSU not already owned, in exchange for the greater of 1,000,000 shares of our common stock, or approximately $23 million of our common stock, calculated on the day of exercise. SAVSU is a privately held designer and manufacturer of innovative high-performance cloud-connected passive storage and transport containers for temperature sensitive biologics and pharmaceuticals. SAVSU’s mission is to improve global health by greatly reducing the waste and risks associated with the improper freezing and overheating of thermal-sensitive medicines and biologics. SAVSU has developed proprietary state-of-the-art technology to ultimately lower costs and improve delivery of these most essential materials.

Highlights for the Third Quarter of 2018

●

Revenue was $5.3 million in the third quarter of 2018, an increase of 79% over the same period in 2017. For the first nine months of 2018, revenue increased 81% as compared to the same period last year. Third quarter revenue growth was primarily driven by a 80% increase in direct sales to our regenerative medicine customers and a 148% growth from our distributors compared to the same period in 2017.

●

Gross margin in the third quarter of 2018 was 70%, compared to 63% in the third quarter of 2017. For the first nine months of 2018 gross margin was 68% compared to 62% in the first nine months of 2017. The margin increased due to higher average selling price per liter and increased sales volume.

●

Operating income for the three and nine months ended September 30, 2018 was $1.2 million and $2.6 million, respectively, compared to an operating loss of $32,000 and $0.8 million for the three and nine months ended September 30, 2017, respectively. We were able to generate operating income due to the increase in sales and gross margin from the same period in the prior year.

●

In the three and nine months ended September 30, 2018, net income attributable to common stockholders was $1.2 million and $2.1 million, respectively. This compared to a net loss attributable to common stockholders of $0.4 million and $2.1 million for the three and nine months ended September 30, 2017, respectively. We were able to generate a net profit due to the increase in sales and gross margin from the same period in the prior year.

●	Gained 25 new customers in the third quarter of 2018, including first time orders from 15 regenerative medicine companies.
●

Increased ownership in SAVSU Technologies from approximately 31% to 44% with a $5 million investment. SAVSU will use the investment to scale up its operations and inventory to support increased demand for its evo® Dry Vapor Shippers and other precision temperature controlled shipping containers for cell and gene therapies.

●

Casdin Capital LLC, a New York-based, life science-focused investment firm and current stockholder of the Company, invested $20 million in the Company to support the Company's growth strategy of acquiring synergistic cell and gene therapy manufacturing tools and services or technologies.

●

Two funds managed by Sandler Capital Management, a New York-based, sophisticated investor, active in the life science tools and services space, purchased 500,000 shares of Company common stock in a private transaction with the Company's two largest shareholders.

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

Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2018 and 2017

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin:

	Three Month Period Ended
	September 30,
	2018	2017	% Change
Revenue:
Total revenue	$5,293,075	$2,963,411	79%

Cost of sales	1,606,303	1,095,724	47%
Gross profit	$3,686,772	$1,867,687	97%
Gross margin %	70%	63%

	Nine Month Period Ended
	September 30,
	2018	2017	% Change
Revenue:
Total revenue	$14,285,811	$7,887,377	81%

Cost of sales	4,506,911	2,980,965	51%
Gross profit	$9,778,900	$4,906,412	99%
Gross margin %	68%	62%

Biopreservation Media Product Sales. Our core products are sold through both direct and indirect channels to customers in the regenerative medicine, biobanking and drug discovery markets. Sales of our core products in the three and nine months ended September 30, 2018 increased 79% and 81%, respectively, compared to the same periods in 2017, due primarily to an increase in volume and selling price per liter sold due to increased orders from the regenerative medicine segment and our distributors. Revenue growth for the third quarter was driven by an 80% year over year increase from customers in the regenerative medicine segment and 148% growth from sales to our distributors. We expect to see continued growth in adoption and use of our proprietary biopreservation media products.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses. Cost of sales in the three and nine months ended September 30, 2018 increased compared to the same periods in 2017 due to increased sales of our proprietary products partially offset by lower overhead costs per liter sold in the three and nine months ended September 30, 2018.

Gross Margin. Gross margin as a percentage of revenue in the three and nine months ended September 30, 2018 was 70% and 68%, respectively, compared to 63% and 62% in the three and nine months ended September 30, 2017, respectively. Gross margin in the three and nine months ended September 30, 2018 increased compared to the same periods in 2017 due to increased average selling price per liter sold and lower overhead costs per liter sold resulting in higher production volume to support increased demand in the three and nine months ended September 30, 2018.

Revenue Concentration. In the three and nine months ended September 30, 2018, we derived approximately 41% of our product revenue from three customers and approximately 28% of our revenue from two customers, respectively. In the three and nine months ended September 30, 2017, we derived approximately 22% of our product revenue from two customers and 10% of our product revenue from one customer, respectively. No other customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2018 or 2017.

Operating Expenses

Our operating expenses for the three and nine month periods ended September 30, 2018 and 2017 were:

	Three Month Period Ended
	September 30,
	2018	2017	% Change
Operating Expenses:
Research and development	$312,000	$293,093	6%
Sales and marketing	725,201	488,688	48%
General and administrative	1,454,573	1,118,251	30%
Operating Expenses	$2,491,774	$1,900,032	31%
% of revenue	47%	64%

	Nine Month Period Ended
	September 30,
	2018	2017	% Change
Operating Expenses:
Research and development	$983,066	$898,451	9%
Sales and marketing	1,977,871	1,547,087	28%
General and administrative	4,198,474	3,298,461	27%
Operating Expenses	$7,159,411	$5,743,999	25%
% of revenue	50%	73%

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs. We expense all research and development costs as incurred. Research and development expenses for the three and nine months ended September 30, 2018 increased compared to the three and nine months ended September 30, 2017, due primarily to higher performance-based compensation.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. Sales and marketing expenses for the three and nine months ended September 30, 2018 increased compared to the three and nine months ended September 30, 2017, due primarily to higher performance-based compensation, tradeshows, travel and market research.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance. General and administrative expenses for the three months ended September 30, 2018 increased compared to the three months ended September 30, 2017, due primarily to higher performance-based compensation and legal fees. General and administrative expenses for the nine months ended September 30, 2018 increased compared to the nine months ended September 30, 2017, due primarily to increased investor relations, travel and consulting fees, quality system consulting fees, higher performance-based compensation and corporate non-income taxes.

Other Income (Expenses)

Interest Expense. The interest expense in the three and nine months ended September 30, 2018 is due to equipment financing. Interest expense in the nine months ended September 30, 2017 is due to the note payable related to the credit facility financing arrangement entered into in May 2016 which was converted to preferred stock in 2017.

Amortization of debt discount. The amortization of short-term debt discount in the nine months ended September 30, 2017 is due to the amortization of the allocated value of the detachable warrants associated with the credit facility financing on arrangement entered into in May 2017 which was fully amortized May 31, 2017.

Loss on equity method investment. The non-cash loss associated with our proportionate share of the net loss in our investment in SAVSU.

Interest income. The increase in interest income in the three and nine months ended September 30, 2018 compared to the same periods in 2017 is due to the higher average short-term liquid investments balance in 2018 compared to 2017.

Liquidity and Capital Resources

On September 30, 2018, we had $32.4 million in cash and cash equivalents, compared to cash and cash equivalents of $6.7 million at December 31, 2017. In August 2018, Casdin Capital purchased $20.0 million of our common stock in a private transaction. During the nine month period ended September 30, 2018, 2.4 million warrants were exercised with a weighted average exercise price of $4.75, yielding $11.3 million in proceeds to the Company. We currently have an S-3 registration statement filed with the SEC which may be utilized to obtain additional financing.

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

Net Cash Provided by/ Used In Operating Activities

During the nine months ended September 30, 2018, net cash provided by operating activities was $1.8 million compared to net cash used in operating activities of $0.2 million for the nine months ended September 30, 2017. The increase in cash from operating activities was the result of increased sales and gross margins partially offset by an increase in accounts receivable and inventory from the prior period.

Net Cash Used In Investing Activities

Net cash used in investing activities totaled $6.3 million during the nine months ended September 30, 2018, compared to $91,000 for the nine months ended September 30, 2017. The increase in cash used by investing activities was primarily the result of the additional investments in SAVSU.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $30.3 million and $1.7 million in the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities during the nine months ended September 30, 2018 was primarily the result of proceeds received from a private equity transaction with Casdin Capital as well as warrant exercises and employee stock option exercises. Net cash provided by financing activities in the nine months ended September 30, 2017 was the result of proceeds received from our credit facility, warrant exercises and employee stock option exercises.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 9, 2018. There have been no significant changes to these obligations in the three months ended September 30, 2018. For more information regarding our current contingencies and commitments, see note 9 to the financial statements included above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: November 8, 2018	/s/ Roderick de Greef
Roderick de Greef
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)