Form 10-Q
period 2019-03-31
BIOLIFE SOLUTIONS INC
filed 2019-05-09
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
BioLife Solutions, Inc. Common Shares	BLFS	NASDAQ Capital Market

As of May 1, 2019, 18,799,386 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BioLife Solutions, Inc.

Balance Sheets

	March 31,	December 31,
(In thousands, except per share and share data)	2019 (unaudited)	2018
Assets
Current assets
Cash and cash equivalents	$31,824	$30,657
Accounts receivable, trade, net of allowance for doubtful accounts of $0 at March 31, 2019 and December 31, 2018	2,927	3,045
Inventories	4,060	3,509
Prepaid expenses and other current assets	346	353
Total current assets	39,157	37,564

Property and equipment
Leasehold improvements	1,284	1,284
Furniture and computer equipment	704	706
Manufacturing and other equipment	1,803	1,657
Subtotal	3,791	3,647
Less: Accumulated depreciation	(2,424)	(2,328)
Net property and equipment	1,367	1,319
Operating lease right-of-use assets	1,196	—
Investment in SAVSU	6,317	6,548
Long-term deposits	36	36
Total assets	$48,073	$45,467

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,264	$720
Accrued expenses and other current liabilities	142	91
Accrued compensation	630	998
Lease liability - operating, current portion	651	—
Lease liability – financing, current portion	14	—
Deferred rent, current portion	—	130
Total current liabilities	2,701	1,939
Deferred rent, long-term	—	349
Long-term lease liability - operating	980	—
Long-term lease liability - financing	13	—
Other long-term liabilities	13	31
Total liabilities	3,707	2,319

Commitments and Contingencies (Note 8)

Shareholders’ equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 18,717,095 and 18,547,406 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	19	19
Additional paid-in capital	114,951	114,160
Accumulated deficit	(70,604)	(71,031)
Total shareholders’ equity	44,366	43,148
Total liabilities and shareholders’ equity	$48,073	$45,467

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Statements of Operations

(unaudited)

	Three Month Period Ended March 31,
(In thousands, except per share and share data)	2019	2018
Product revenue	$5,770	$3,815
Cost of product sales	1,647	1,364
Gross profit	4,123	2,451
Operating expenses
Research and development	372	346
Sales and marketing	848	612
General and administrative	2,204	1,353
Acquisition costs	208	—
Total operating expenses	3,632	2,311

Operating income	491	140

Other income (expense), net
Interest income	171	8
Interest expense	(3)	(1)
Loss from equity-method investment in SAVSU	(232)	(144)
Total other income (expenses), net	(64)	(137)

Net income	427	3
Less: Preferred stock dividends	—	(106)
Net income (loss) attributable to common stockholders	$427	$(103)

Basic net income (loss) per common share	$0.02	$(0.01)
Diluted net income (loss) per common share	$0.02	$(0.01)

Weighted average shares outstanding used to compute basic earnings per share	18,648,397	14,098,610
Weighted average shares outstanding used to compute diluted earnings per share	24,358,475	14,098,610

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Statements of Shareholders’ Equity

(unaudited)

(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2017	4,250	$––	14,021,422	$14	$84,036	$(73,958)	$10,092
Stock based compensation					373		373
Stock option/warrant exercises			62,438	––	73		73
Stock issued – on vested RSUs			55,614	––			––
Stock issued for services			5,939	––	36		36
Preferred stock dividends						(106)	(106)
Net income						3	3
Balance, March 31, 2018	4,250	$––	14,145,413	$14	$84,518	$(74,061)	$10,471

Balance, December 31, 2018	––	––	18,547,406	$19	$114,160	$(71,031)	$43,148
Stock based compensation				––	606		606
Stock option/warrant exercises			104,697	––	185		185
Stock issued – on vested RSUs			64,992	––	––		––
Net income						427	427
Balance, March 31, 2019	––	$––	18,717,095	$19	$114,951	$(70,604)	$44,366

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Statements of Cash Flows

  (unaudited)

	Three Month Period Ended March 31,
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$427	$3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	98	78
Stock-based compensation expense	606	373
Amortization of operating lease liability	(43)	—
Interest expense – finance type lease	2	—
Amortization of deferred rent related to lease incentives	—	(32)
Loss from equity-method investment in SAVSU	232	144

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	118	(23)
Inventories	(551)	10
Prepaid expenses and other current assets	6	12
Increase (Decrease) in
Accounts payable	553	(69)
Accrued compensation and other current liabilities	(302)	(101)
Deferred rent	—	(3)
Net cash provided by operating activities	1,146	392

Cash flows from investing activities
Purchase of property and equipment	(156)	(41)
Net cash used in investing activities	(156)	(41)

Cash flows from financing activities
Payments on equipment loan	(4)	(3)
Payments on capital lease obligation/finance lease	(4)	(3)
Proceeds from exercise of common stock options and warrants	185	73
Cash received in advance of issuance of stock on warrant exercises	—	57
Payments of preferred stock dividends	—	(106)
Net cash provided by financing activities	177	18

Net increase in cash and cash equivalents	1,167	369

Cash and cash equivalents - beginning of period	30,657	6,663

Cash and cash equivalents - end of period	$31,824	$7,032

Non-cash investing and financing activities
Stock issued for services provided in prior period included in liabilities at year-end	$—	$36
Purchase of equipment with debt	$—	$18
Series A preferred stock dividends accrued not yet paid	$—	$106
Purchase of property & equipment not yet paid	$46	$—

The accompanying Notes to Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Notes to Financial Statements

(unaudited)

1. Organization and Significant Accounting Policies

Business

BioLife Solutions, Inc. (“BioLife,” “us,” “we,” “our,” or the “Company”) a leading developer, manufacturer and supplier of proprietary biopreservation media and automated thawing devices for cells and gene therapies. Our CryoStor® freeze media and HypoThermosol® hypothermic storage and shipping media are highly valued in the regenerative medicine, biobanking and drug discovery markets. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death; offering commercial companies and clinical researchers significant improvement in shelf life and post-preservation viability and function. Our recently acquired ThawSTAR™ product line is comprised of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products improve the quality of administration of high-value, temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. See Note 11 for more information.

Basis of Presentation

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full year. These financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC.

There have been no material changes to our significant accounting policies except as described below as compared to the significant accounting policies described in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

Significant Accounting Policies Update

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases: Topic 842 (“ASU 2016-02”) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02.

We adopted ASU 2016-02 and related ASUs (collectively ASC 842) effective January 1, 2019 using the additional transition option for the modified retrospective method and did not restate comparative periods. Consequently, periods before January 1, 2019 will continue to be reported in accordance with the prior accounting guidance, ASC 840, Leases. We elected the package of practical expedients, which permits us to retain prior conclusions about lease identification, lease classification and initial direct costs for leases that commenced before January 1, 2019. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. We also elected the practical expedient to combine lease and non-lease components for all of our leases other than net lease real estate leases.

The adoption of this standard resulted in the recording of operating lease right-of-use assets of $1.3 million and short-term and long-term lease liabilities of $1.8 million as of January 1, 2019. The difference between right-of-use assets and lease liabilities relates to liabilities of $0.5 million for deferred rent and lease incentives liabilities that were included on our Balance Sheet prior to adoption of ASC 842. These amounts were eliminated at the time of adoption and are included in the lease liabilities. Adoption of ASC 842 did not have a material impact on the Company’s net earnings and had no impact on cash flows.

Equity Method Investments

We account for our ownership in SAVSU Technologies, Inc. (“SAVSU”) using the equity method of accounting. This method states that if the investment provides us the ability to exercise significant influence, but not control, over the investee, we account for the investment under the equity method. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at its initial carrying value in the balance sheet and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of other income (expense), net in the statements of operations. Our effective ownership in SAVSU was 44.4% at March 31, 2019 and December 31, 2018. For the three months ended March 31, 2019 and 2018, SAVSU’s net loss totaled $522,000 and $538,000, respectively.

Concentrations of credit risk and business risk

In the three months ended March 31, 2019, we derived approximately 34% of our product revenue from two customers. In the three months ended March 31, 2018, we derived approximately 30% of our product revenue from two customers. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2019 or 2018. In the three months ended March 31, 2019 and 2018, we derived approximately 90% and 86%, of our revenue from CryoStor products, respectively. At March 31, 2019, two customers accounted for approximately 45% of total gross accounts receivable. At December 31, 2018, three customers accounted for approximately 71% of total gross accounts receivable.

Revenue from customers located in Canada represented 23% and in all other foreign countries represented 17% of total revenue during the three months ended March 31, 2019. Revenue from customers located in Canada represented 12% and in all other foreign countries represented 13% of total revenue during the three months ended March 31, 2018. All revenue from foreign customers are denominated in United States dollars.

Recent Accounting Pronouncements

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Financial Statements.

2. Fair Value Measurement

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” (“ASC Topic 820”), the Company measures its cash and cash equivalents and short-term investments at fair value on a recurring basis. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value fair hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

As of March 31, 2019 and December 31, 2018, the Company does not have liabilities that are measured at fair value.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, based on the three-tier fair value hierarchy:

(In thousands)

As of March 31, 2019	Level 1	Level 2	Total
Total cash and cash equivalents	$31,824	$—	$31,824

As of December 31, 2018	Level 1	Level 2	Total
Total cash and cash equivalents	$30,657	$—	$30,657

The fair values of cash and cash equivalents classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2019 and the twelve months ended December 31, 2018.

3. Inventory

Inventory consists of the following at March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Raw materials	$1,629	$1,453
Work in progress	949	652
Finished goods	1,482	1,404
Total	$4,060	$3,509

4. Deferred Rent

Deferred rent consists of the following at December 31, 2018. We eliminated our deferred rent at January 1, 2019 as a result of the implementation of ASU 2016-02 (see Note 10):

(In thousands)	December 31, 2018
Landlord-funded leasehold improvements	$1,125
Less accumulated amortization	(757)
Total	368
Straight line rent adjustment	111
Total deferred rent	$479

During the three month periods ended March 31, 2019 and 2018, the Company recorded none and $32,000, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment for the three months ended March 31, 2018 represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

5. Share-based Compensation

Service Vesting-Based Stock Options

The following is a summary of service vesting based stock option activity for the three month period ended March 31, 2019, and the status of stock options outstanding at March 31, 2019:

	Three Month Period Ended
	March 31, 2019
		Weighted Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	2,043,402	$1.91
Granted	—	$ N/A
Exercised	(99,697)	$1.61
Forfeited	(3,438)	$5.69
Expired	—	$ N/A
Outstanding at March 31, 2019	1,940,267	$1.92

Stock options exercisable at March 31, 2019	1,657,436	$1.89

We recognized stock compensation expense of $144,000 and $153,000 related to service vesting-based options during the three month periods ending March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $31.0 million of aggregate intrinsic value of outstanding service vesting-based stock options, including $26.5 million of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. This amount will change based on the fair market value of the Company’s stock. During the quarters ended March 31, 2019 and 2018 intrinsic value of service vesting-based awards exercised was $1.4 million and $270,000, respectively. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable at March 31, 2019 is 5.4 years and 5.3 years, respectively. Total unrecognized compensation cost of service vesting-based stock options at March 31, 2019 of $374,000 is expected to be recognized over a weighted average period of 1.4 years.

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

We recognized stock compensation expense of none and $125,000 related to performance-based options during the three month periods ending March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $15.7 million of aggregate intrinsic value of outstanding and exercisable performance-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. This amount will change based on the fair market value of the Company’s stock. During the quarters ended March 31, 2019 and 2018 there were no performance-based options exercised. The weighted average remaining contractual life of performance-based options outstanding and exercisable at March 31, 2019, is 2.7 years. There is no unrecognized compensation cost of performance-based stock options at March 31, 2019. There were 964,997 performance-based stock options outstanding at the beginning and ending of the three month period ending March 31, 2019.

There were no stock options granted to employees and non-employee directors in the three month periods ended March 31, 2019 and 2018.

Restricted Stock

Service vesting-based restricted stock

The following is a summary of service vesting-based restricted stock activity for the three month period ended March 31, 2019, and the status of unvested service vesting-based restricted stock outstanding at March 31, 2019:

	Three Month Period Ended
	March 31, 2019
	Number of Restricted Shares	Grant-Date Fair Value
Unvested outstanding at beginning of year	279,919	$5.00
Granted	146,614	$17.84
Vested	(64,992)	$4.47
Forfeited	(8,418)	$6.66
Unvested outstanding at March 31, 2019	353,123	$10.39

The aggregate fair value of the service vesting-based awards granted during the three months ended March 31, 2019 and 2018 was $2.6 million and $1.0 million, respectively, which represents the market value of BioLife common stock on the date that the restricted stock awards were granted. The aggregate fair value of the service vesting-based restricted stock awards that vested was $853,000 and $307,000 for the three months ended March 31, 2019 and March 31, 2018, respectively.

We recognized stock compensation expense of $255,000 and $95,000 related to service vesting-based restricted stock awards for the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, there was $3.5 million in unrecognized compensation costs related to service vesting-based restricted stock awards. We expect to recognize those costs over 3.6 years.

Performance-based restricted stock

In 2019, we engaged an independent executive compensation firm, FW Cook, to review current compensation practices and make updated recommendations to the Compensation Committee and the full Board of Directors. With consideration to the recommendations of FW Cook, including an evaluation of the compensation practices of a like-situated peer group of public life science companies, our Compensation Committee recommended and our Board of Directors approved a compensation program which included apportioning a portion of management’s equity compensation to performance-based restricted stock awards. Specifically, our executive officers were granted service-based restricted stock awards (94,247 shares of restricted stock in the aggregate vesting over four years) and performance-based restricted stock awards (94,247 shares of restricted stock in the aggregate). The performance-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2019 through December 31, 2020 as compared to the total shareholder return of 20 of our peers (such peers having been determined by our Compensation Committee with assistance of FW Cook immediately prior to the grant date). The 94,247 performance-based restricted stock awards will be awarded if we are in the 50th percentile of total shareholder return versus the peer group. The maximum number of performance-based restricted stock awards that may be granted (188,494 shares in the aggregate) will be awarded if we are in the 80th percentile of total shareholder return versus the peer group and no units will be awarded for less than 30th percentile of total shareholder return versus the peer group.

During the three month period ended March 31, 2019, we assumed 94,247 performance-based restricted stock awards will be awarded with a grant-date fair value of $17.84. The aggregate fair value of the performance-based restricted stock awards was $1.7 million. We recognized stock compensation expense of $207,000 for the three months ended March 31, 2019. As of March 31, 2019, there was $1.5 million in unrecognized non-cash compensation costs related to performance-based restricted stock awards. We expect to recognize those costs over 1.8 years.

We recorded total stock compensation expense for the three month periods ended March 31, 2019 and 2018, as follows:

	Three Month Period Ended
	March 31,
(In thousands)	2019	2018
Research and development costs	$80	$65
Sales and marketing costs	166	69
General and administrative costs	328	191
Cost of product sales	32	48
Total	$606	$373

6. Warrants

At March 31, 2019 and December 31, 2018, we had 4,075,005 and 4,080,005 warrants outstanding, respectively and exercisable with a weighted average exercise price of $4.35 at the end of each period. During the three month period ended March 31, 2019, 5,000 warrants were exercised with a weighted average exercise price of $4.75, yielding $24,000 in proceeds to the Company.

7. Net Income (Loss) per Common Share

Basic earnings per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding as determined by the treasury method during the period. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. For the three month period ended March 31, 2019, we excluded a nominal amount of unvested stock awards from our calculation of diluted weighted average shares because they were antidilutive. For the three month period ended March 31, 2018, we excluded 3.3 million common stock options, 6.7 million warrants, and 338,000 unvested stock awards from our calculation of diluted weighted average shares because they were antidilutive.

The following table shows the calculation of basic and diluted earnings per shares:

	Three Month Period Ended
	March 31,
(In thousands, except per share and share data)	2019	2018
Numerator:
Net income (loss) attributable to common stockholders	$427	$(103)

Denominator:
Weighted average basic shares outstanding	18,648,397	14,098,610
Effect of dilutive securities	5,710,078	—
Weighted average diluted shares	24,358,475	14,098,610

Basic earnings per share	$0.02	$(0.01)
Diluted earnings per share	$0.02	$(0.01)

8. Commitments and Contingencies

Employment agreements

We have employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Vice President of Operations, Vice President of Marketing, and Vice President of Sales. None of these employment agreements are for a definitive period, but rather each will continue indefinitely until terminated in accordance with its terms. The agreements provide for a base annual salary, payable in monthly (or shorter) installments. Under certain conditions and for certain of these officers, we may be required to pay additional amounts upon terminating the officer or upon the officer resigning for good reason.

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently material to the Company’s business.

9. Revenue

We currently operate as one operating segment focusing on biopreservation tools.

The following table disaggregates revenue by market segment and distributors:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net product sales:
Regenerative medicine	$2,179	$2,104
Drug discovery	238	377
BioBanking	249	295
Distributors	3,104	1,039
Total revenues	$5,770	$3,815

10. Leases

Our operating leases are primarily related to our Bothell, Washington headquarters space lease. The term of our lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. We have not included these extension options in our ROU assets or lease liabilities as we are reasonably certain we will not enter into the renewal option in their current terms. Our financing lease is related to research equipment. We used a weighted average discount rate of 6.5%, our market collateralized borrowing rate, and 8.1%, the weighted average implied interest on our leases, to determine our operating and financing lease liabilties, respectively. The weighted average remaining term of our operating and financing leases are 2.3 years and 1.9 years, respectively. The operating lease costs and cash paid in the three months ended March 31, 2019 was $142,000 and $186,000, respectively.

Maturities of lease liabilities as of March 31, 2019

(In thousands)	Operating Leases	Financing Leases
2019 (less than one year)	$548	$11
2020	764	15
2021	451	3
Total lease payments	1,763	29
Less: interest	(132)	(2)
Total present value of lease liabilities	$1,631	$27

11. Subsequent Event

On April 1, 2019, we closed the previously announced transaction for the acquisition of 100% of Astero Bio Corporation ("Astero"), an innovator in the design, development and commercialization of novel automated thawing devices for cell and gene therapies, for an upfront cash payment of $8 million. This transaction is expected to further strengthen BioLife's position as a leading supplier of disruptive, enabling solutions used in the manufacture, storage and distribution of cell and gene therapies. We believe Astero's ThawSTAR product line broadens BioLife's bioproduction tools portfolio and increases the Company's footprint and engagement level in its customers' cell and gene therapy manufacturing workflow. Under the terms of the share purchase agreement, Astero shareholders are eligible to receive up to an additional $4.5 million in cash based on the completion of certain product development milestones and an additional $8.0 million in cash over the next three years based on attainment of specific revenue targets.

We incurred $208,000 of related acquisition costs for the three month period ending March 31, 2019, which are reflected in our Statement of Operations. We expect to report Astero as a consolidated entity as of April 1, 2019. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

Due to the limited time since the acquisition date and the effort required to assess the fair value of assets acquired and liabilities assumed, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized for the major classes of assets acquired and liabilities assumed, acquisition contingencies and goodwill. Also, the Company is unable to provide pro forma revenues and earnings of the combined entity. This information is expected to be included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC.

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

Our proprietary HypoThermosol® FRS and CryoStor® biopreservation media products are marketed to the regenerative medicine, biobanking and drug discovery markets, including hospital-based stem cell transplant centers, pharmaceutical companies, cord blood and adult stem cell banks, hair transplant centers, and suppliers of cells to the drug discovery, toxicology testing and diagnostic markets. All of our biopreservation media products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices (cGMP) and we strive to utilize USP/multicompendial grade or the highest quality available synthetic components.

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

Additionally, as of March 31, 2019, we owned a 44.4% interest in SAVSU Technologies, Inc. (“SAVSU”), a Delaware corporation. We have an 18-month purchase option, entered into on September 4, 2018, which provides us, at our sole discretion, with the right to acquire the 56% ownership interest of SAVSU not already owned, in exchange for the greater of 1,000,000 shares of our common stock, or approximately $23 million of our common stock, calculated on the day of exercise. SAVSU, a privately held company headquartered in Albuquerque, New Mexico, designs, manufactures and markets integrated, innovative hardware and software solutions designed to protect living biologic materials during transport and storage. SAVSU’s customers include cell and gene therapy companies, specialty couriers, and research institutions.

Highlights for the First Quarter of 2019

●

Biopreservation media products revenue was $5.8 million in the first quarter of 2019, an increase of 51% over the same period in 2018. First quarter revenue growth was primarily driven by a 200% year over year increase from our distributors.

●	Gross margin in the first quarter of 2019 was 71%, compared to 64% in the first quarter of 2018. The margin increased due to higher average selling prices and increased sales volume.

●

For the three months ended March 31, 2019, operating income was $491,000, after incurring $208,000 cost from the Astero acquisition, compared to $140,000 in the first quarter of 2018. Operating profit increased due to the increase in sales and gross margin from the same period of the prior year.

●

For the three months ended March 31, 2019, net income was $427,000 compared to $3,000 in the first quarter of 2018. Net income increased due to the increase in sales and gross margin from the same period of the prior year.

●	Gained 25 new customers in the first quarter of 2019, including first time orders from 19 regenerative medicine companies.

●

Expected to benefit from new policies to advance the development of safe and effective cell and gene therapies as set forth in a statement issued by the U.S. Food and Drug Administration (FDA) on January 15, 2019.

●	Entered into an agreement to acquire Astero Bio Corporation ("Astero"), a privately-held innovator in the design, development and commercialization of novel automated thawing devices, for an upfront cash payment of $8.0 million. This transaction, which closed on April 1, 2019, is expected to further strengthen BioLife's position as a leading supplier of disruptive, enabling solutions used in the manufacture, storage and distribution of cell and gene therapies. We believe Astero's ThawSTAR product line broadens our bioproduction tools portfolio and increases our footprint and engagement level in our customers' cell and gene therapy manufacturing workflow. Under the terms of the agreement, Astero shareholders are eligible to receive up to an additional $4.5 million in cash based on the completion of certain product development milestones and an additional $8.0 million in cash over the next three years based on attainment of specific revenue targets.

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

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2019 and 2018

Revenue and Gross Margin

	Three Month Period Ended
	March 31,
	2019	2018	% Change
(In thousands)
Total revenue	$5,770	$3,815	51%

Cost of sales	1,647	1,364	21%
Gross profit	$4,123	$2,451	68%
Gross margin %	71%	64%

Biopreservation Media Product Sales. Our biopreservation media products are sold through both direct and indirect channels to customers in the regenerative medicine, biobanking and drug discovery markets. Sales of biopreservation products in the three months ended March 31, 2019 increased 51% compared to the same period in 2018, due to increased orders from our distributors.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses. Cost of sales in the three months ended March 31, 2019 increased compared to the same period in 2018 due to increased sales of our biopreservation media products and product mix, partially offset by lower overhead costs per liter sold in the three months ended March 31, 2019.

Gross Margin. Gross margin as a percentage of revenue was 71% in the three months ended March 31, 2019 compared to 64% in the three months ended March 31, 2018. The increase in margin is due to higher average selling price and lower overhead costs per liter sold.

Revenue Concentration. In the three months ended March 31, 2019, we derived approximately 34% of our product revenue from two customers. In the three months ended March 31, 2018, we derived approximately 30% of our product revenue from two customers. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2019 or 2018.

Operating Expenses

Our operating expenses for the three month periods ended March 31, 2019 and 2018 were:

	Three Month Period Ended
	March 31,
(In thousands)	2019	2018	% Change
Operating Expenses:
Research and development	$372	$346	7%
Sales and marketing	848	612	39%
General and administrative	2,204	1,353	63%
Acquisition costs	208	—	100%
Operating Expenses	$3,632	$2,311	57%
% of revenue	63%	61%

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs. We expense all research and development costs as incurred. Research and development expenses for the three months ended March 31, 2019 increased compared to the three months ended March 31, 2018, due primarily to increased payroll expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. Sales and marketing expenses for the three months ended March 31, 2019 increased compared to the three months ended March 31, 2018, due primarily to payroll and tradeshow expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance. General and administrative expenses for the three months ended March 31, 2019 increased compared to the three months ended March 31, 2018, due primarily to an increase in payroll expenses, consulting fees and accounting fees due to the audit of our internal controls over financial reporting.

Acquisition costs. Acquisition expenses consist primarily of legal and consulting fees. Acquisition costs for the three months ended March 31, 2019 consist of legal and consulting fees related to the Astero acquisition. See Note 11.

Other Income (Expense)

Interest expense. The interest expense in the three months ended March 31, 2019 and 2018 is due to equipment financing.

Loss on equity method investment. The non-cash loss associated with our proportionate share of the net loss in our investment in SAVSU for the period based on our 44.4% and 26.7% ownership as of March 31, 2019 and 2018, respectively.

Interest income. The increase in interest income in the three months ended March 31, 2019 compared to the same period in 2018 is due to the increased cash balances in 2019 compared to 2018.

Liquidity and Capital Resources

On March 31, 2019, we had $31.8 million in cash and cash equivalents, compared to cash and cash equivalents of $30.7 million at December 31, 2018. As noted in Note 11, on April 1, 2019, we paid $8.0 million for the upfront payment for the acquisition of Astero and we also placed $4.5 million into an escrow account which will be paid upon the completion of certain product development milestones. In addition, we are obligated to pay up to $8.0 million in cash over the next three years based on attainment of specific revenue targets. Based on our current expectations with respect to our revenue and operating expenses, we expect that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for the foreseeable future in excess of one year. If our revenues do not grow as expected and if we are not able to manage expenses sufficiently, we may be required to obtain additional equity or debt financing if our cash resources are depleted.

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

Net Cash Provided by Operating Activities

During the three months ended March 31, 2019, net cash provided by operating activities was $1.1 million compared to $0.4 million for the three months ended March 31, 2018. The increase in cash from operating activities was the result of increased sales and gross margins.

Net Cash Used In Investing Activities

Net cash used by investing activities totaled $156,000 during the three months ended March 31, 2019 compared to $41,000 for the three months ended March 31, 2018. Both period investing activities were the result of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $177,000 during the three months ended March 31, 2019, compared to $18,000 during the three months ended March 31, 2018. Net cash provided by financing activities in the three months ended March 31, 2019 was the result of proceeds received from stock option exercises and warrant exercises. Net cash provided by financing activities in the three months ended March 31, 2018 was the result of proceeds received from employee stock option exercises and a warrant exercise partially offset by a preferred stock dividend payment.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

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

Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC.

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 15, 2019. There have been no significant changes to these obligations in the three months ended March 31, 2019. For more information regarding our current contingencies and commitments, see Note 8 and 10 to the financial statements included above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: May 9, 2019	/s/ Roderick de Greef
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