Form 10-Q
period 2019-06-30
BIOLIFE SOLUTIONS INC
filed 2019-08-09
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, 19,002,764 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BioLife Solutions, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands, except per share and share data)	2019 (unaudited)	2018
Assets
Current assets
Cash and cash equivalents	$19,617	$30,657
Accounts receivable, trade, net of allowance for doubtful accounts of $26 and $0 at June 30, 2019 and December 31, 2018, respectively	3,832	3,045
Inventories	5,306	3,509
Prepaid expenses and other current assets	384	353
Total current assets	29,139	37,564

Property and equipment
Leasehold improvements	1,284	1,284
Furniture and computer equipment	577	706
Manufacturing and other equipment	1,733	1,657
Subtotal	3,594	3,647
Less: Accumulated depreciation	(2,276)	(2,328)
Net property and equipment	1,318	1,319
Operating lease right-of-use assets	1,079	—
Investment in SAVSU	6,100	6,548
Intangible assets, net	4,446	—
Goodwill	9,524	—
Long-term deposits	136	36
Total assets	$51,742	$45,467

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$876	$720
Accrued expenses and other current liabilities	204	91
Accrued compensation	963	998
Lease liability - operating, current portion	665	—
Lease liability – financing, current portion	14	—
Deferred rent, current portion	—	130
Contingent consideration - current	371	—
Total current liabilities	3,093	1,939
Deferred rent, long-term	—	349
Long-term lease liability - operating	806	—
Long-term lease liability - financing	10	—
Other long-term liabilities	7	31
Contingent consideration – long-term	1,560	—
Total liabilities	5,476	2,319

Commitments and Contingencies (Note 10)

Shareholders’ equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 18,898,609 and 18,547,406 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	19	19
Additional paid-in capital	116,013	114,160
Accumulated deficit	(69,766)	(71,031)
Total shareholders’ equity	46,266	43,148
Total liabilities and shareholders’ equity	$51,742	$45,467

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

BIoLife Solutions, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share and share data)	2019	2018	2019	2018
Product sales	$6,701	$5,178	$12,471	$8,993
Cost of product sales	1,958	1,537	3,606	2,901
Gross profit	4,743	3,641	8,865	6,092

Operating expenses
Research and development	739	325	1,111	671
Sales and marketing	928	641	1,776	1,253
General and administrative	2,118	1,390	4,321	2,744
Acquisition costs	39	––	247	––
Total operating expenses	3,824	2,356	7,455	4,668

Operating income	919	1,285	1,410	1,424

Other income (expenses), net
Interest income	137	32	307	41
Interest expense	(1)	(1)	(4)	(1)
Loss from equity-method investment in SAVSU	(217)	(177)	(448)	(321)
Total other income (expenses), net	(81)	(146)	(145)	(281)

Income before provision for income taxes	838	1,139	1,265	1,143
Income taxes	––	––	––	––
Net income	838	1,139	1,265	1,143
Less: Preferred stock dividends	––	(93)	––	(200)
Net income attributable to common stockholders	$838	$1,046	$1,265	$943

Basic net income per common share	$0.04	$0.07	$0.07	$0.06
Diluted net income per common share	$0.03	$0.05	$0.05	$0.05

Basic shares used to compute earnings per share	18,819,459	15,180,169	18,734,401	14,642,378
Diluted shares used to compute earnings per share	24,539,299	20,374,358	24,439,959	19,063,595

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

	Six Months Ended June 30, 2019
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2018	—	$—	18,547,406	$19	$114,160	$(71,031)	$43,148
Stock based compensation				—	1,252		1,252
Stock option/warrant exercises			265,061	—	601		601
Stock issued – on vested RSUs			86,142	—	—		—
Net income						1,265	1,265
Balance, June 30, 2019	—	$—	18,898,609	$19	$116,013	$(69,766)	$46,266

	Three Months Ended June 30, 2019
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2019	—	$—	18,717,095	$19	$114,951	$(70,604)	$44,366
Stock based compensation				—	646		646
Stock option/warrant exercises			160,364	—	416		416
Stock issued – on vested RSUs			21,150	—	—		—
Net income						838	838
Balance, June 30, 2019	—	$—	18,898,609	$19	$116,013	$(69,766)	$46,266

	Six Months Ended June 30, 2018
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2017	4,250	$—	14,021,422	$14	$84,036	$(73,958)	$10,092
Series A preferred stock redemption	(1,063)				(1,063)		(1,063)
Stock based compensation					748		748
Stock option/warrant exercises			2,003,605	2	8,897		8,899
Stock issued – on vested RSUs			76,539	—	—		—
Stock issued for services			5,939		36		36
Preferred stock dividends						(200)	(200)
Net income						1,143	1,143
Balance, June 30, 2018	3,187	$—	16,107,505	$16	$92,654	$(73,015)	$19,655

	Three Months Ended June 30, 2018
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2018	4,250	$—	14,145,413	$14	$84,518	$(74,061)	$10,471
Series A preferred stock redemption	(1,063)				(1,063)		(1,063)
Stock based compensation					374		374
Stock option/warrant exercises			1,941,167	2	8,825		8,827
Stock issued – on vested RSUs			20,925	—	—		—
Preferred stock dividends						(93)	(93)
Net income						1,139	1,139
Balance, June 30, 2018	3,187	$—	16,107,505	$16	$92,654	$(73,015)	$19,655

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Month Period Ended June 30,
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$1,265	$1,143
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	209	161
Stock-based compensation expense	1,252	748
Amortization of deferred rent related to lease incentives	—	(63)
Amortization of operating lease liability	(87)	—
Interest expense – finance type lease	2	—
Loss from equity-method investment in SAVSU	448	321
Amortization of intangible assets	104	—

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(632)	(1,145)
Inventories	(1,341)	(275)
Prepaid expenses and other current assets	(32)	(103)
Increase (Decrease) in
Accounts payable	(36)	168
Accrued compensation and other current liabilities	(20)	4
Deferred rent	—	(6)
Other liabilities	(53)	—
Net cash provided by operating activities	1,079	953

Cash flows from investing activities
Payments related to the Astero Bio Acquisition, net of cash acquired	(12,438)	—
Investment in equity investment SAVSU	—	(1,000)
Purchase of property and equipment	(267)	(61)
Net cash used in investing activities	(12,705)	(1,061)

Cash flows from financing activities
Payments on equipment loan	(8)	(5)
Payments on capital lease obligations	(7)	(7)
Proceeds from exercise of common stock options and warrants	601	8,899
Payments of preferred stock dividends	—	(213)
Payments for redemption of preferred stock	—	(1,063)
Net cash provided by financing activities	586	7,611

Net increase (decrease) in cash and cash equivalents	(11,040)	7,503

Cash and cash equivalents - beginning of period	30,657	6,663

Cash and cash equivalents - end of period	$19,617	$14,166

Non-cash investing and financing activities
Series A preferred stock dividends accrued not yet paid	$—	$93
Stock issued for services provided in prior period included in liabilities at year-end	—	36
Receivables converted to equity investment in SAVSU	—	150
Purchase of equipment with debt	––	18
Purchase of property and equipment not yet paid	$4	$20

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Organization and Significant Accounting Policies

Business

BioLife Solutions, Inc. (“BioLife,” “us,” “we,” “our,” or the “Company”) is a leading developer, manufacturer and supplier of a portfolio of bioproduction tools including; proprietary biopreservation media and automated thawing devices for cell and gene therapies. Our CryoStor® freeze media and HypoThermosol® hypothermic storage and shipping media are highly valued in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death; offering commercial companies and clinical researchers significant improvement in shelf life and post-preservation viability and function. Our recently acquired ThawSTAR® product line is comprised of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products improve the quality of administration of high-value, temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths.

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

Changes in Significant Accounting Policies

The following significant accounting policies have been added or updated since our Annual Report on Form 10-K for the year ended December 31, 2018.

Business Combinations

The Company’s identifiable assets acquired and liabilities assumed in a business combination are recorded at their acquisition date fair values. The valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets. Critical estimates in valuing intangible assets include, but are not limited to:

●	future expected cash flows, including revenue and expense projections;

●	discount rates to determine the present value of recognized assets and liabilities and;

●	revenue volatility to determine contingent consideration using option pricing models

The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which these costs are incurred. The results of operations of an acquired business are included in the consolidated financial statements beginning at the acquisition date.

The Company estimates the acquisition date fair value of the acquisition-related contingent consideration using various valuation approaches, including option pricing models, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair value of the contingent consideration is remeasured each reporting period, with any change in the value recorded as other income or expense.

During the measurement period, which may be up to one year from the acquisition date, any refinements made to the fair value of the assets acquired, liabilities assumed, or contingent consideration are recorded in the period in which the adjustments are recognized.  Upon the conclusion of the measurement period or final determination of the fair value of the assets acquired, liabilities assumed, or contingent consideration, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value.  Goodwill is not amortized but is tested for impairment at least annually. The Company reviews goodwill for impairment annually at the end of its fourth fiscal quarter and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount (a triggering event).  The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in Financial Accounting Standards Board (“FASB”)  Accounting Standards Codification (“ASC”) Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative goodwill impairment test is unnecessary and goodwill is considered to be unimpaired. However, if based on the qualitative assessment the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed with performing the quantitative goodwill impairment test.  In performing the quantitative goodwill impairment test, the Company determines the fair value of each reporting unit and compares it to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company records an impairment loss equal to the difference.  As of June 30, 2019, management believes there are no indications of impairment.

Intangible Assets

Intangible assets consist of developed technology, customer relationships, and tradenames and trademarks, resulting from the Company’s acquisitions. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives on a straight-line basis.

Significant Accounting Policies Update

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases: Topic 842 (“ASU 2016-02”) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02.

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

Principles of Consolidation

The consolidated financial statements for the three and six months ended June 30, 2019 include the accounts of the Company and as of April 1, 2019, its wholly-owned subsidiary, Astero Bio Corporation. All intercompany balances and transactions have been eliminated in consolidation. The acquisition of Astero closed on April 1, 2019 and thus the financial statements for the three and six months ended June 30, 2018 and the balance sheet as of December 31, 2018, only include accounts of the Company.

Equity Method Investments

We account for our ownership in SAVSU Technologies, Inc. (“SAVSU”) using the equity method of accounting. This method states that if the investment provides us the ability to exercise significant influence, but not control, over the investee, we account for the investment under the equity method. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at its initial carrying value in the consolidated balance sheet and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of other income (expense), net in the consolidated statements of operations. For the three and six months ended June 30, 2019, SAVSU’s net loss totaled $0.5 million and $1.0 million, respectively which our ownership resulted in a $0.2 million and $0.4 million loss, respectively. For the three and six months ended June 30, 2018, SAVSU’s net loss totaled $0.6 million and $1.1 million, respectively, of which our ownership resulted in a $0.2 million and $0.3 million loss, respectively.

Concentrations of credit risk and business risk

In the three months ended June 30, 2019, we derived approximately 17% of our product revenue from one customer and in the six months ended June 30, 2019, we derived approximately 20% of our revenue from one customer. In the three months ended June 30, 2018, we derived approximately 38% of our product revenue from three customers and in the six months ended June 30, 2018, we derived approximately 27% of our revenue from two customers. No other customer accounted for more than 10% of revenue in the three and six months ended June 30, 2019 or 2018. In the three months ended June 30, 2019 and 2018, we derived approximately 82% and 87%, of our revenue from CryoStor products, respectively. In each of the six months ended June 30, 2019 and 2018, we derived approximately 86%, of our revenue from CryoStor products. At June 30, 2019, two customers accounted for approximately 28% of total gross accounts receivable. At December 31, 2018, three customers accounted for approximately 71% of total gross accounts receivable.

Revenue from customers located in Canada represented 17% and 20% and in all other foreign countries represented 12% and 14% of total revenue during the three and six months ended June 30, 2019, respectively. Revenue from customers located in Canada represented 11% and 12% and in all other foreign countries represented 11% and 11% of total revenue during the three and six months ended June 30, 2018, respectively. All revenue from foreign customers is denominated in United States dollars.

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

As of June 30, 2019 and December 31, 2018, the Company does not have liabilities that are measured at fair value.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, based on the three-tier fair value hierarchy:

As of June 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Total cash and cash equivalents	$19,617	$—	$—	$19,617
Liabilities:
Contingent consideration - business combinations	$—	$—	$1,931	$1,931

As of December 31, 2018	Level 1	Level 2	Total
Total cash and cash equivalents	$30,657	$—	$30,657

The fair values of cash and cash equivalents classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair value of contingent consideration classified as Level 3 is described in Note 3. There was no change in contingent consideration from the acquisition date to June 30, 2019, during the three and six months ended June 30, 2019. The Company has no level 2 or level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2019 and the twelve months ended December 31, 2018.

3.	Acquisition of Astero Bio Corporation

On April 1, 2019, the acquisition date, BioLife completed the acquisition of all the outstanding shares of Astero Bio Corporation (“Astero”), pursuant to the terms of a Stock Purchase Agreement by and among BioLife and Astero.

Astero’s ThawSTAR product line is comprised of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. The products improve the quality of administration of high-value, temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths.

Consideration transferred

The Astero Acquisition was accounted for as a purchase of a business under FASB ASC Topic 805, “Business Combinations”. The Astero Acquisition was funded through payment of approximately $12.5 million in cash and under the terms of the share purchase agreement, Astero shareholders are eligible to receive up to an additional $8.5 million in cash over the next three years based on attainment of specific revenue targets (“contingent consideration”). Under the acquisition method of accounting, the assets acquired and liabilities assumed from Astero were recorded as of the acquisition date, at their respective fair values, and consolidated with those of BioLife. The fair value of the contingent consideration of $1.9 million was determined using the option pricing model based on the most recent guidance from the Appraisal Foundation. The fair value of the net tangible assets acquired is estimated to be approximately $324,000, the fair value of the intangible assets acquired is estimated to be approximately $4.6 million, and the residual goodwill is estimated to be approximately $9.5 million. The fair value estimates required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates. BioLife believes these estimates to be reasonable. Actual results may differ from these estimates.

Total consideration recorded for the acquisition of Astero is as follows (amounts in thousands):

Cash consideration	$12,521
Contingent consideration	1,931
Working capital adjustment	(71)
Total consideration transferred	$14,381

Transaction costs related to the acquisition are expensed as incurred and are not included in the calculation of consideration transferred. The Company incurred $39,000 and $247,000 in transaction costs for the three- and six-month periods ended June 30, 2019, respectively.

Fair Value of Net Assets Acquired

The table below represents the purchase price allocation to the net assets acquired based on their estimated fair values (amounts in thousands). We may make appropriate adjustments to the fair value measurements of the intangible assets and contingent consideration and residual goodwill, if any, as additional information is received prior to the completion of the measurement period, which is up to one year from the acquisition date. Such amounts were estimated using the most recent financial statements from Astero as of March 31, 2019.

Cash and cash equivalents	$12
Accounts receivable	154
Inventory	456
Customer relationships	160
Tradenames	470
Developed technology	3,920
Goodwill	9,524
Other assets	100
Accounts Payable	(251)
Other liabilities	(164)
Fair value of net assets acquired	$14,381

The fair value of Astero’s identifiable intangible assets and estimated useful lives have been preliminary estimated as follows (amounts in thousands):

	Estimated Fair Value	Estimated Useful Life (Years)
Customer relationships	$160		4
Tradenames	470		9
Developed technologies	3,920	5	–	9
Total identifiable intangible assets	$4,550

Fair value measurement methodologies used to calculate the value of any asset can be broadly classified into one of three approaches, referred to as the cost, market and income approaches. In any fair value measurement analysis, all three approaches must be considered, and the approach or approaches deemed most relevant will then be selected for use in the fair value measurement of that asset. The fair value of identifiable intangible assets was determined by third-party appraisal primarily using variations of the “income approach,” which is based on the present value of the future after-tax cash flows attributable to each identifiable intangible asset. The fair value of inventories was determined using both the “cost approach” and the “market approach”.

Some of the more significant assumptions inherent in the development of intangible asset fair values, from the perspective of a market participant, include, but are not limited to (i) the amount and timing of projected future cash flows (including revenue and expenses), (ii) the discount rate selected to measure the risks inherent in the future cash flows, (iii) the assessment of the asset’s life cycle, and (iv) the competitive trends impacting the asset.

Acquired Goodwill

The goodwill of $9.5 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. Substantially all of the goodwill recorded is not expected to be deductible for income tax purposes.

Revenue, Net Income and Pro Forma Presentation

The Company recorded revenue from Astero of $374,000 and a net loss of $542,000 in its consolidated statements of operations for the three and six months ended June 30, 2019. The Company has included the operating results of Astero in its consolidated statements of operations since the April 1, 2019 acquisition date. The following pro forma financial information presents the combined results of operations of BioLife and Astero as if the acquisition had occurred on January 1, 2018 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Astero Acquisition, factually supportable and have a recurring impact. These pro forma adjustments for the six months ended June 30, 2019 and 2018 include a $104,000 and $208,000 net increase in amortization expense, respectively, to record amortization expense for the $4.6 million of acquired identifiable intangible assets, adjustments to stock-based compensation of $108,000 and $216,000, respectively and $47,000 and $94,000, respectively for salary increases related to employment agreements signed in conjunction with the acquisition. In addition, acquisition-related transaction costs of $247,000 and a $103,000 purchase accounting adjustment to record inventory at net realizable value were excluded from pro forma net income for the six months ended June 30, 2019. The pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on January 1, 2018 or of future results:

	Six Months Ended June 30,
(In thousands)	2019	2018
Total revenue	$12,681	$9,016
Net income attributable to common stockholders	$801	$258
Earnings per share:
Basic	$0.04	$0.02
Diluted	$0.03	$0.01

4.	Inventory

Inventory consists of the following at June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Raw materials	$2,068	$1,453
Work in progress	275	652
Finished goods	2,963	1,404
Total	$5,306	$3,509

5.	Deferred Rent

Deferred rent consists of the following at December 31, 2018. We eliminated our deferred rent at January 1, 2019 as a result of the implementation of ASU 2016-02 (see Note 12):

(In thousands)	December 31, 2018
Landlord-funded leasehold improvements	$1,125
Less accumulated amortization	(757)
Total	368
Straight line rent adjustment	111
Total deferred rent	$479

During the three and six month periods ended June 30, 2019, the Company recorded no deferred rent amortization of landlord funded leasehold improvements. During the three and six month periods ended June 30, 2018, the Company recorded $32,000 and $63,000, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment for the three and six months ended June 30, 2018 represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

6.	Share-based Compensation

Service Vesting-Based Stock Options

The following is a summary of service vesting-based stock option activity for the six month period ended June 30, 2019 and the status of service vesting-based options outstanding at June 30, 2019:

	Six Month Period Ended
	June 30, 2019
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	2,043,402	$1.91
Granted	—	$—
Exercised	(236,061)	$1.96
Forfeited	(3,438)	$5.69
Expired	—	$—
Outstanding service vesting-based at June 30, 2019	1,803,903	$1.90

Service vesting-based options exercisable at June 30, 2019	1,600,799	$1.87

We recognized stock compensation expense related to service vesting-based options of $95,000 and $149,000 during the three months ended June 30, 2019 and 2018, respectively, and $240,000 and $303,000 during the six months ended June 30, 2019 and June 30, 2018, respectively. As of June 30, 2019, there was $27.2 million of aggregate intrinsic value of outstanding service vesting-based stock options, including $24.1 million of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised during the three months ended June 30, 2019 and 2018 was $2.0 million and $724,000, respectively, and during the six months ended June 30, 2019 and 2018 was $3.5 million and $1.0 million, respectively. There were no service based-vesting options granted granted during the six months ended June 30, 2019 and 2018. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable at June 30, 2019, is 5.2 years and 5.1 years, respectively. Total unrecognized compensation cost of service vesting-based stock options at June 30, 2019 of $279,000 is expected to be recognized over a weighted average period of 1.4 years.

Performance-based Stock Options

The Company’s Board of Directors implemented a Management Performance Bonus Plan for 2017. Based on achieving varying levels of specified revenue for the year ended December 31, 2017, up to 1,000,000 options to purchase shares of the Company’s common stock could have vested. The options have an exercise price of $1.64, and if revenue levels for 2017 were met, would vest 50% on the release of the Company’s audited financial statements for 2017, and 50% one year thereafter. If the minimum performance targets were not achieved, no options would vest. On February 27, 2018, the Company’s Board of Directors determined that, subject to the completion of the 2017 audit, the specified revenue target had been achieved. Accordingly, 999,997 options to purchase shares of the Company’s common stock vest as follows: 50% of the options vested on March 8, 2018 and the remaining 50% vested on March 8, 2019.

The following is a summary of performance-based stock option activity for the six month period ended June 30, 2019, and the status of performance-based options outstanding at June 30, 2019:

	Six Month Period Ended
	June 30, 2019
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	964,997	$1.64
Granted	—	$—
Exercised	—	$—
Outstanding performance-based at June 30, 2019	964,997	$1.64

Performance-based options exercisable at June 30, 2019	964,997	$1.64

We recognized stock compensation expense related to performance-based options of none and $127,000 during the three month periods ending June 30, 2019 and 2018, respectively, and none and $252,000 during the six month periods ending June 30, 2019 and 2018. As of June 30, 2019, there was $14.8 million of aggregate intrinsic value of outstanding and exercisable performance-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of performance-based awards exercised during the three months and six months ended June 30, 2019 was none and in the three and six months ended June 30, 2018 was $285,000. The weighted average remaining contractual life of performance-based options outstanding and exercisable at June 30, 2019, is 2.5 years. All compensation cost of performance-based stock options outstanding at June 30, 2019 has been recognized.

There were no stock options granted to employees and non-employee directors in the three and six month periods ended June 30, 2019 and 2018.

Restricted Stock

Service vesting-based restricted stock

The following is a summary of service vesting-based restricted stock activity for the six month period ended June 30, 2019, and the status of unvested service vesting-based restricted stock outstanding at June 30, 2019:

	Six Month Period Ended
	June 30, 2019
Service vesting-based restricted stock	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	279,919	$5.00
Granted	177,718	$17.80
Vested	(86,142)	$4.51
Forfeited	(21,269)	$10.17
Outstanding at June 30, 2019	350,226	$11.30

The aggregate fair value of the service vesting-based awards granted during the three months ended June 30, 2019 and 2018 was $548,000 and $154,000, respectively, and during the six months ended June 30, 2019 and 2018 was $3.2 million and $1.1 million, respectively, which represents the market value of our common stock on the date that the restricted stock awards were granted. The aggregate fair value of the service vesting-based awards that vested during the three months ended June 30, 2019 and 2018 was $369,000 and $174,000, respectively and during the six months ended June 30, 2019 and 2018 was $1.2 million and $481,000, respectively.

We recognized stock compensation expense of $268,000 and $98,000 related to service vesting-based awards for the three months ended June 30, 2019 and 2018, respectively and $522,000 and $193,000 related to service vesting-based awards for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $3.6 million in unrecognized compensation costs related to service vesting-based awards. We expect to recognize those costs over 3.4 years.

Performance-based restricted stock

In 2019, we engaged an independent executive compensation firm, FW Cook, to review current compensation practices and make updated recommendations to the Compensation Committee and the full Board of Directors. With consideration to the recommendations of FW Cook, including an evaluation of the compensation practices of a like-situated peer group of public life science companies, our Compensation Committee recommended and our Board of Directors approved a compensation program which included apportioning a portion of management’s equity compensation to performance-based restricted stock awards. Specifically, our executive officers were granted service-based restricted stock awards (94,247 shares of restricted stock in the aggregate vesting over four years) and performance-based restricted stock awards (94,247 shares of restricted stock in the aggregate). The performance-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2019 through December 31, 2020 as compared to the total shareholder return of 20 of our peers (such peers having been determined by our Compensation Committee with assistance of FW Cook immediately prior to the grant date). The 94,247 performance-based restricted stock awards will be awarded if we are in the 50th percentile of total shareholder return versus the peer group. The maximum number of performance-based restricted stock awards that may be granted (188,494 shares in the aggregate) will be awarded if we are in the 80th percentile of total shareholder return versus the peer group and no units will be awarded for less than 30th percentile of total shareholder return versus the peer group. We granted an additional 29,604 performance based awards on April 1, 2019 to two newly hired employees from the Astero acquisition.

	Six Month Period Ended
	June 30, 2019
Performance-based restricted stock	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	—	$—
Expected to vest	123,851	$17.79
Vested	—	$—
Outstanding at June 30, 2019	123,851	$17.79

For the period ended June 30, 2019, the aggregate fair value of the performance-based restricted stock awards expected to vest was $2.2 million. We recognized stock compensation expense of $283,000 and $490,000 for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, there was $1.7 million in unrecognized non-cash compensation costs related to performance-based restricted stock awards expected to vest. We expect to recognize those costs over 1.5 years.

Total Stock Compensation Expense

We recorded total stock compensation expense for the three and six month periods ended June 30, 2019 and 2018, as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Research and development costs	$97	$65	$177	$130
Sales and marketing costs	131	69	297	138
General and administrative costs	350	191	677	382
Cost of product sales	68	49	101	98
Total	$646	$374	$1,252	$748

7.	Warrants

At June 30, 2019 and December 31, 2018, we had 4,048,505 and 4,080,005 warrants outstanding, respectively and exercisable with a weighted average exercise price of $4.34 and $4.35, respectively. During the three and six month period ended June 30, 2019, 24,000 and 29,000 warrants were exercised with a weighted average exercise price of $4.75, yielding proceeds of $114,000 and $138,000, respectively. The outstanding warrants have expiration dates between March 2021 and May 2021.

8.	Income Taxes

We have recorded a full valuation allowance against our deferred tax assets. As we continue to have multiple quarters of positive net income, we will assess our valuation allowance. Based on all available evidence, we determined that we have not yet attained a sustained level of profitability. Therefore, we have maintained the full valuation allowance as of June 30, 2019. We may release all, or a portion, of the valuation allowance in the near-term, dependent on the verifiable positive evidence observed in future quarters.

9.	Net Income (Loss) per Common Share

Basic earnings per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding as determined by the treasury method during the period. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. For the three and six month periods ended June 30, 2019 and 2018, we excluded a nominal amount of unvested stock awards from our calculation of diluted weighted average shares because they were antidilutive.

The following table shows the calculation of basic and diluted earnings per shares:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
(In thousands, except per share and share data)	2019	2018	2019	2018
Numerator:
Net income attributable to common stockholders	$838	$1,046	$1,265	$943

Denominator:
Weighted average basic shares outstanding	18,819,459	15,180,169	18,734,401	14,642,378
Effect of dilutive securities	5,719,840	5,194,189	5,705,558	4,421,217
Weighted average diluted shares	24,539,299	20,374,358	24,439,959	19,063,595

Basic earnings per share	$0.04	$0.07	$0.07	$0.06
Diluted earnings per share	$0.03	$0.05	$0.05	$0.05

10.	Commitments & Contingencies

Employment Agreements

We have employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Vice President of Operations, Vice President of Marketing, Vice President of Sales – Thaw Technologies, Vice President of Product Development – Thaw Technologies and Vice President of Sales. None of these employment agreements is for a definitive period, but rather each will continue indefinitely until terminated in accordance with its terms. The agreements provide for a base annual salary, payable in monthly (or shorter) installments. Under certain conditions and for certain of these officers, we may be required to pay additional amounts upon terminating the officer or upon the officer resigning for good reason.

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently material to the Company’s business.

11.	Revenue

We currently operate as one operating segment focusing on biopreservation tools.

The following table disaggregates revenue by market segment and distributors:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net product sales:
Regenerative medicine	$3,978	$2,985	$6,157	$5,089
Distributors	2,215	1,695	5,319	2,734
Drug discovery	248	263	486	640
BioBanking	260	235	509	530
Total	$6,701	$5,178	$12,471	$8,993

 The following table disaggregates revenue by product category:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net product sales:
Media	$6,327	$5,178	$12,097	$8,993
Automated thawing products	374	—	374	—
Total	$6,701	$5,178	$12,471	$8,993

12.	Leases

Our operating leases are primarily related to our Bothell, Washington headquarters space lease. The term of our lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. We have not included these extension options in our ROU assets or lease liabilities as we are reasonably certain we will not enter into the renewal option in their current terms. Our financing lease is related to research equipment. We used a weighted average discount rate of 6.5%, our market collateralized borrowing rate, and 8.1%, the weighted average implied interest on our leases, to determine our operating and financing lease liabilities, respectively. The weighted average remaining term of our operating and financing leases are 2.0 years and 1.7 years, respectively. The operating lease costs and cash paid in the three months ended June 30, 2019 was $142,000 and $186,000, respectively. The operating lease costs and cash paid in the six months ended June 30, 2019 was $285,000 and $371,000, respectively.

Maturities of lease liabilities as of June 30, 2019

(In thousands)	Operating Leases	Financing Leases
2019 (less than one year)	$362	$7
2020	764	15
2021	452	3
Total lease payments	1,578	25
Less: interest	(107)	(2)
Total present value of lease liabilities	$1,471	$23

13.	Subsequent Event

On July 8, 2019, we announced that we exercised our option to acquire the remaining 56% of the outstanding shares of privately held SAVSU Technologies that we do not currently own in exchange for 1.1 million shares of BioLife common stock. The acquisition closed on August 7, 2019.

Due to the limited time since the acquisition date and the effort required to assess the fair value of assets acquired and liabilities assumed, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized for the major classes of assets acquired and liabilities assumed, acquisition contingencies and goodwill. Also, the Company is unable to provide pro forma revenues and earnings of the combined entity. This information is expected to be included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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

●

our ability to consummate acquisitions or other strategic transactions and our ability to achieve any benefits from such acquisitions (including our recent acquisition of Astero and our acquisition of the remaining outstanding shares of SAVSU Technologies that we do not currently own);

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

Our proprietary HypoThermosol FRS and CryoStor biopreservation media products are marketed to the regenerative medicine, biobanking and drug discovery markets, including hospital-based stem cell transplant centers, pharmaceutical companies, cord blood and adult stem cell banks, hair transplant centers, and suppliers of cells to the drug discovery, toxicology testing and diagnostic markets. All of our biopreservation media products are serum-free and protein-free, fully defined, and are manufactured under current Good Manufacturing Practices (cGMP) using United States Pharmacopia (USP)/Multicompendial or the highest available grade components.

Our patented biopreservation media products are formulated to reduce preservation-induced, delayed-onset cell damage and death. Our platform enabling technology provides our customers significant shelf life extension of biologic source material and manufactured cell products, and also greatly improved post-preservation cell and tissue viability and function.

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

Our recently acquired ThawSTAR product line is comprised of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products improve the quality of administration of high-value, temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths.

Additionally, as of June 30, 2019, we owned a 44.4% interest in SAVSU Technologies, Inc. (“SAVSU”), a Delaware corporation. We had an 18-month purchase option, entered into on September 4, 2018, which provides us, at our sole discretion, with the right to acquire the 56% ownership interest of SAVSU not already owned. On July 8, 2019, we announced that we exercised our option to acquire the remaining 56% of the outstanding shares of privately held SAVSU that we do not currently own in exchange for 1.1 million shares of BioLife common stock. The acquisition closed on August 7, 2019. SAVSU, a privately held company headquartered in Albuquerque, New Mexico, designs, manufactures and markets integrated, innovative hardware and software solutions designed to protect living biologic materials during transport and storage. SAVSU’s customers include cell and gene therapy companies, specialty couriers, and research institutions.

Highlights for the Second Quarter of 2019

●

Revenue was $6.7 million in the second quarter of 2019, an increase of 29% over the same period in 2018. For the first six months of 2019, revenue increased 39% as compared to the same period last year. Second quarter revenue growth was primarily driven by a 33% increase in direct sales to our regenerative medicine customers and a 31% growth from our distributors compared to the same period in 2018. Additionally, we generated revenue of $374,000 from our Astero acquisition included in our consolidated financials for the three months ended June 30, 2019.

●

Gross margin in the second quarter of 2019 was 71%, compared to 70% in the second quarter of 2018. For the first six months of 2019 gross margin was 71% compared to 68% in the first six months of 2018. The margin increased due to lower overhead and raw material cost per liter sold, offset by lower margins from the inventory stepped-up to net realizable value from the Astero acquisition.

●

Consolidated operating income for the three months ended June 30, 2019 and 2018 was $919,000 and $1.3 million, respectively. Consolidated operating income decreased in the three months ended June 30, 2019 due to costs related to the Astero acquisition and consolidating Astero’s net loss of $542,000 for the three months ended June 30, 2019. The reduction in operating income was partially offset by higher sales and gross margin from the same period in the prior year. Consolidated operating income in each of the six months ended June 30, 2019 and 2018 was $1.4 million. Operating income remained flat due to costs related to the Astero acquisition and consolidating Astero’s financials, partially offset by higher sales and gross margin from the same period in the prior year.

●

In the three months ended June 30, 2019 and 2018, consolidated net income attributable to common stockholders was $838,000 and $1.0 million, respectively. Consolidated net income decreased in the three months ended June 30, 2019 due to costs related to the Astero acquisition and consolidating Astero’s net loss for the three months ended June 30, 2019, partially offset by higher sales, gross margin and interest income from the same period in the prior year. In the six months ended June 30, 2019 and 2018, consolidated net income was $1.3 million and $943,000, respectively. Consolidated net income increased due to higher interest income and the elimination of preferred dividends.

●	Gained 51 new customers in the second quarter of 2019, including first time orders from 37 regenerative medicine companies.
●

Announced the exercise of our option to acquire the remaining 56% of the outstanding shares of privately held SAVSU that we currently did not own in exchange for 1.1 million shares of BioLife common stock. The acquisition was pursuant to a share purchase agreement and closed on August 7, 2019.

●

SAVSU was selected by Novartis to supply advanced cold chain management technologies for ZOLGENSMA® (onasemnogene abeparvovec-xioi), a one-time-only gene therapy for the treatment of children less than two years old with spinal muscular atrophy ("SMA"). ZOLGENSMA was approved by the FDA on May 24, 2019. AveXis, developer of ZOLGENSMA and acquired by Novartis in April 2018 for $8.7 billion, qualified and adopted the SAVSU evo® system to enhance in-transit visibility and improve delivery quality of ZOLGENSMA.

●	SAVSU partnered with United Cargo to offer timely, efficient, same-day airport-to-airport service of vital medical shipments when time is of the utmost importance.
●	SAVSU completed a significant expansion of its intellectual property portfolio related to protecting high value cell and gene therapies during storage and distribution.
●	Our common public shares were added to the broad-market Russell 3000 Index at the conclusion of the 2019 Russell indexes annual reconstitution, effective after the US market opened on July 1, 2019.

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

Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2019 and 2018

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin:

	Three Month Period Ended
	June 30,
	2019	2018	% Change
Revenue:
Total revenue	$6,701	$5,178	29%

Cost of sales	1,958	1,537	27%
Gross profit	$4,743	$3,641	30%
Gross margin %	71%	70%

	Six Month Period Ended
	June 30,
	2019	2018	% Change
Revenue:
Total revenue	$12,471	$8,993	39%

Cost of sales	3,606	2,901	24%
Gross profit	$8,865	$6,092	46%
Gross margin %	71%	68%

Total Revenue. Our products are sold primarily through both direct and indirect channels to customers in the regenerative medicine market. Product sales in the three and six months ended June 30, 2019 increased 29% and 39%, respectively, compared to the same periods in 2018, due primarily to an increase in volume and selling price per liter sold due to increased orders from the regenerative medicine segment and our distributors. We also realized initial revenue from ThawStar products in the three months ended June 30, 2019. Revenue growth for the second quarter was driven by a 33% year over year increase from customers in the regenerative medicine segment and 31% growth from sales to our distributors. We expect to see continued growth in adoption and use of our proprietary biopreservation media products.

Cost of Sales. Cost of sales consists of raw materials, labor and overhead expenses. Cost of sales in the three and six months ended June 30, 2019 increased compared to the same periods in 2018 due to increased sales of our proprietary products and inventory step-up to net realizable value from the Astero acquisition resulting in higher per unit costs on ThawSTAR products sold in the three months ended June 30, 2019, partially offset by lower overhead costs and raw materials per liter sold in the three and six months ended June 30, 2019.

Gross Margin. Gross margin as a percentage of revenue was 71% in each of the three and six months ended June 30, 2019, compared to 70% and 68% in the three and six months ended June 30, 2018, respectively. Gross margin in the three and six months ended June 30, 2019 increased compared to the same periods in 2018 due to lower overhead and raw material costs per liter sold resulting in higher production volume to support increased demand in the three and six months ended June 30, 2019, partially offset by lower margin inventory due to the step-up to net realizable value from the Astero acquisition resulting in lower margins on ThawSTAR products sold in the three months ended June 30, 2019.

Revenue Concentration. In the three months ended June 30, 2019, we derived approximately 17% of our product revenue from one customer and in the six months ended June 30, 2019, we derived approximately 20% of our revenue from one customer. In the three months ended June 30, 2018, we derived approximately 38% of our product revenue from three customers and in the six months ended June 30, 2019, we derived approximately 27% of our revenue from two customers. In the three and six months ended June 30, 2019 and 2018, we did not derive 10% or more of our product revenue from any one customer.

Operating Expenses

Our operating expenses for the three and six month periods ended June 30, 2019 and 2018 were:

	Three Month Period Ended
	June 30,
	2019	2018	% Change
Operating Expenses:
Research and development	$739	$325	128%
Sales and marketing	928	641	45%
General and administrative	2,118	1,390	52%
Acquisition costs	39	—	100%
Operating Expenses	$3,824	$2,356	62%
% of revenue	57%	46%

	Six Month Period Ended
	June 30,
	2019	2018	% Change
Operating Expenses:
Research and development	$1,111	$671	66%
Sales and marketing	1,776	1,253	42%
General and administrative	4,321	2,744	57%
Acquisition costs	247	—	100%
Operating Expenses	$7,455	$4,668	60%
% of revenue	60%	52%

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, and other costs. We expense all research and development costs as incurred. Research and development expenses for the three and six months ended June 30, 2019 increased compared to the three and six months ended June 30, 2018, due primarily to Astero development activity and amortization of intangible assets from acquisition.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. Sales and marketing expenses for the three and six months ended June 30, 2019 increased compared to the three and six months ended June 30, 2018, due primarily to Astero sales and marketing activity and amortization of intangible assets from acquisition.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance. General and administrative expenses for the three months ended June 30, 2019 increased compared to the three months ended June 30, 2018, due primarily to higher performance-based compensation and general and administrative expenses for the six months ended June 30, 2019 increased compared to the six months ended June 30, 2018, due primarily to higher performance-based compensation as well as consulting and accounting fees due to the audit of our internal controls over financial reporting.

Acquisition costs. Acquisition expenses consist primarily of legal and consulting fees. Acquisition costs for the three and six months ended June 30, 2019 consist of legal and consulting fees related to the Astero acquisition.

Other Income (Expenses)

Interest Expense. The interest expense in the three and six months ended June 30, 2019 and 2018 is due to equipment financing.

Loss on equity method investment. The non-cash loss associated with our proportionate share of the net loss in our investment in SAVSU for the period based on our ownership for the three and six months ended June 30, 2019 and 2018.

Interest income. The increase in interest income in the three and six months ended June 30, 2019 compared to the same periods in 2018 is due to the higher average short-term liquid investments balance in 2019 compared to 2018.

Liquidity and Capital Resources

On June 30, 2019, we had $19.6 million in cash and cash equivalents, compared to cash and cash equivalents of $30.7 million at December 31, 2018. We are obligated to pay up to $8.5 million in cash over the next three years based on attainment of specific revenue targets related to the Astero acquisition. On July 8, 2019, we announced that we exercised our option to acquire the remaining 56% of the outstanding shares of privately held SAVSU that we do not currently own in exchange for 1.1 million shares of BioLife common stock. The acquisition closed on August 7, 2019. Based on our current expectations with respect to our revenue and operating expenses, we expect that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for the foreseeable future in excess of one year. If our revenues do not grow as expected and if we are not able to manage expenses sufficiently, we may be required to obtain additional equity or debt financing if our cash resources are depleted.

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

Net Cash Provided by Operating Activities

During the six months ended June 30, 2019, net cash provided by operating activities was $1.1 million compared to $1.0 million for the six months ended June 30, 2018. The increase in cash from operating activities was the result of increased sales and gross margins partially offset by a planned increase in inventory from the prior period.

Net Cash Used In Investing Activities

Net cash used in investing activities totaled $12.7 million during the six months ended June 30, 2019, compared to $1.1 million during the six months ended June 30, 2018. The increase in cash used by investing activities was primarily the result of the Astero acquisition.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $586,000 during the six months ended June 30, 2019, compared to $7.6 million during the six months ended June 30, 2018. Net cash provided by financing activities during the six months ended June 30, 2019 and 2018 was primarily the result of proceeds received from warrant exercises and employee stock option exercises. In the six months ended June 30, 2018 we used $1.0 million to redeem Series A Preferred shares.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates, including, but not limited to those related to accounts receivable allowances, determination of fair value of share-based compensation, contingencies, income taxes, useful lives of intangible assets, estimates of fair value of intangible assets and contingent consideration in business combination accounting and expense accruals. We base our estimates on historical experience and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Except as noted below, our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC. On April 1, 2019 as a result of the Astero acquisition, we have made significant policies and estimates around useful lives of intangible assets, estimates of fair value of intangible assets, contingent consideration in business combination accounting and other business combination accounting estimates. See Note 2 to the consolidated financial statements in Part I, Item I for these accounting policies.

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 15, 2019. There have been no significant changes to these obligations in the six months ended June 30, 2019. For more information regarding our current contingencies and commitments, see note 10 to the consolidated financial statements included above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1 through Item 5. None

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

BIOLIFE SOLUTIONS, INC.

Dated: August 9, 2019	/s/ Roderick de Greef
Roderick de Greef
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)