Form 10-Q
period 2019-09-30
BIOLIFE SOLUTIONS INC
filed 2019-11-12
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, 20,452,205 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BioLife Solutions, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands, except per share and share data)	2019 (unaudited)	2018
Assets
Current assets
Cash and cash equivalents	$21,205	$30,657
Accounts receivable, trade, net of allowance for doubtful accounts of $68 and $0 at September 30, 2019 and December 31, 2018, respectively	4,313	3,045
Inventories	5,694	3,509
Prepaid expenses and other current assets	855	353
Total current assets	32,067	37,564

Property and equipment
Leasehold improvements	1,599	1,284
Furniture and computer equipment	588	706
Manufacturing and other equipment	2,247	1,657
Subtotal	4,434	3,647
Less: Accumulated depreciation	(2,298)	(2,328)
Net property and equipment	2,136	1,319
Assets held for rent, net	2,976	—
Operating lease right-of-use assets	1,177	—
Investments	1,000	6,548
Intangible assets, net	16,485	—
Goodwill	28,351	—
Long-term deposits	36	36
Total assets	$84,228	$45,467

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,570	$720
Accrued expenses and other current liabilities	642	91
Accrued compensation	1,576	998
Lease liability - operating, current portion	771	—
Lease liability – financing, current portion	14	—
Deferred rent, current portion	—	130
Contingent consideration - current	371	—
Total current liabilities	4,944	1,939

Deferred rent, long-term	—	349
Long-term lease liability - operating	753	—
Long-term lease liability - financing	6	—
Other long-term liabilities	3	31
Contingent consideration – long-term	1,560	—
Total liabilities	7,266	2,319

Commitments and Contingencies (Note 11)

Shareholders’ equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 20,344,825 and 18,547,406 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	20	19
Additional paid-in capital	137,392	114,160
Accumulated deficit	(60,450)	(71,031)
Total shareholders’ equity	76,962	43,148
Total liabilities and shareholders’ equity	$84,228	$45,467

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

BIoLife Solutions, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share and share data)	2019	2018	2019	2018
Revenue	$6,604	$5,293	$19,075	$14,286
Cost of revenue	2,084	1,606	5,690	4,507
Gross profit	4,520	3,687	13,385	9,779

Operating expenses
Research and development	1,309	312	2,420	983
Sales and marketing	1,259	725	3,035	1,978
General and administrative	2,258	1,455	6,579	4,199
Acquisition costs	291	––	538	––
Total operating expenses	5,117	2,492	12,572	7,160

Operating income (loss)	(597)	1,195	813	2,619

Other income (expenses), net
Interest income	110	80	417	121
Interest expense	(1)	(1)	(5)	(4)
Loss on Disposal of Assets	(13)	––	(13)	––
Loss from equity-method investment in SAVSU	(291)	(43)	(739)	(363)
Gain on Acquisition of SAVSU	10,108	––	10,108	––
Total other income (expenses), net	9,913	36	9,768	(246)

Income before provision for income taxes	9,316	1,231	10,581	2,373
Income taxes	––	––	––	––
Net income	9,316	1,231	10,581	2,373
Less: Preferred stock dividends	––	(80)	––	(279)
Net income attributable to common stockholders	$9,316	$1,151	$10,581	$2,094

Basic net income per common share	$0.47	$0.07	$0.55	$0.13
Diluted net income per common share	$0.37	$0.05	$0.43	$0.10

Basic shares used to compute earnings per share	19,735,364	17,273,412	19,071,722	15,529,026
Diluted shares used to compute earnings per share	25,343,112	23,656,633	24,705,424	21,051,219

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

	Nine Months Ended September 30, 2019
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2018	—	$—	18,547,406	$19	$114,160	$(71,031)	$43,148
Stock based compensation	—	—	—	—	1,907	—	1,907
Shares Issued as consideration in SAVSU Acquisition	—	—	1,100,000	1	19,931	—	19,932
Stock option/warrant exercises	—	—	590,737	—	1,394	—	1,394
Stock issued – on vested RSUs	—	—	106,682	—	—	—	—
Net income	—	—	—		—	10,581	10,581
Balance, September 30, 2019	—	$—	20,344,825	$20	$137,392	$(60,450)	$76,962

	Three Months Ended September 30, 2019
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2019	—	$—	18,898,609	$19	$116,013	$(69,766)	$46,266
Stock based compensation	—	—	—	—	654	—	654
Shares Issued as consideration in SAVSU Acquisition	—	—	1,100,000	1	19,931	—	19,932
Stock option/warrant exercises	—	—	325,676	—	794	—	794
Stock issued – on vested RSUs	—	—	20,540	—	—	—	—
Net income	—	—	—	—	—	9,316	9,316
Balance, September 30, 2019	—	$—	20,344,825	$20	$137,392	$(60,450)	$76,962

	Nine Months Ended September 30, 2018
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2017	4,250	$—	14,021,422	$14	$84,036	$(73,958)	$10,092
Series A preferred stock redemption	(1,063)	—	—	—	(1,063)	—	(1,063)
Stock based compensation	—	—	—	—	1,131	—	1,131
Stock Issued for Private Equity Transaction – Casdin Capital, net of legal fees of $85,000	—	—	1,428,571	1	19,914	—	19,915
Stock option/warrant exercises	—	—	2,684,899	3	11,721	—	11,724
Stock issued – on vested RSUs	—	—	96,594	—	—	—	—
Stock issued for services	—	—	5,939	—	36	—	36
Preferred stock dividends	—	—	—	—	—	(279)	(279)
Net income	—	—	—	—	—	2,373	2,373
Balance, September 30, 2018	3,187	$—	18,237,425	$18	$115,775	$(71,864)	$43,929

	Three Months Ended September 30, 2018
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2018	3,187	$—	16,107,505	$16	$92,654	$(73,015)	$19,655
Stock based compensation	—	—	—	—	383	—	383
Stock Issued for Private Equity Transaction – Casdin Capital, net of legal fees of $85,000	—	—	1,428,571	1	19,914	—	19,915
Stock option/warrant exercises	—	—	681,294	1	2,824	—	2,825
Stock issued – on vested RSUs	—	—	20,055	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(80)	(80)
Net income		—	—	—	—	1,231	1,231
Balance, September 30, 2018	3,187	$—	18,237,425	$18	$115,775	$(71,864)	$43,929

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

BioLife Solutions, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Month Period Ended September 30,
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$10,581	$2,373
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	373	245
Loss on disposal of property and equipment	13	—
Stock-based compensation expense	1,907	1,131
Amortization of deferred rent related to lease incentives		(95)
Amortization of operating lease liability	(132)	—
Interest expense – finance type lease	2	—
Loss from equity method investment in SAVSU	739	363
Gain on acquisition of SAVSU	(10,108)	—
Amortization of intangible assets	465	—

Change in operating assets and liabilities
(Increase) Decrease in
Accounts receivable, trade	(372)	(1,678)
Inventories	(1,730)	(1,064)
Prepaid expenses and other current assets	(272)	(49)
Other assets, net	(87)	—
Increase (Decrease) in
Accounts payable	377	343
Accrued compensation and other current liabilities	558	205
Other liabilities	(98)	(11)
Net cash provided by operating activities	2,216	1,763

Cash flows from investing activities
Cash acquired on acquisition of SAVSU	1,251	—
Payments related to the Astero Bio Acquisition, net of cash acquired	(12,439)	—
Investment in iVexSol	(1,000)	—
Investment in SAVSU	—	(6,000)
Purchase of property and equipment	(356)	(339)
Purchase of Assets Held for Rent	(453)	—
Net cash used in investing activities	(12,997)	(6,339)

Cash flows from financing activities
Proceeds from private equity transaction	—	20,000
Payment of costs related to Stock Issuances	(44)	(43)
Payments on equipment loan	(12)	(8)
Payments on finance lease obligations	(9)	(10)
Proceeds from exercise of common stock options and warrants	1,394	11,724
Payments of preferred stock dividends	—	(306)
Payments for redemption of preferred stock	—	(1,063)
Net cash provided by financing activities	1,329	30,294

Net increase (decrease) in cash and cash equivalents	(9,452)	25,718

Cash and cash equivalents - beginning of period	30,657	6,663

Cash and cash equivalents - end of period	$21,205	$32,381

Non-cash investing and financing activities
Series A preferred stock dividends accrued not yet paid	$—	$80
Stock issued for services provided in prior period included in liabilities at year-end	—	36
Receivables converted to equity investment in SAVSU	—	150
Purchase of equipment with debt	—	18
Purchase of property and equipment not yet paid	146	49
Financing costs not yet paid	53	—
Stock Issued as consideration to acquire SAVSU	$19,932	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

BIOLIFE SOLUTIONS, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Organization and Significant Accounting Policies

Business

BioLife Solutions, Inc. (“BioLife,” “us,” “we,” “our,” or the “Company”) is a leading developer, manufacturer and supplier of a portfolio of bioproduction tools including; proprietary biopreservation media and automated thawing products for cell and gene therapies. Our CryoStor® freeze media and HypoThermosol® hypothermic storage and shipping media are highly valued in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death; offering commercial companies and clinical researchers significant improvement in shelf life and post-preservation viability and function. Our ThawSTAR® product line is comprised of a family of automated thawing products for frozen cell and gene therapies packaged in cryovials and cryobags. These products improve the quality of administration of high-value, temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. Our recent acquisition, SAVSU Technologies, Inc. (“SAVSU”), which we purchased the remaining 56% of equity we did not previously own in August 2019, designs, manufactures and markets integrated, innovative high-performance cloud-connected passive storage and transport containers and enabling cold chain cloud applications for temperature-sensitive biologics and pharmaceuticals.

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

Goodwill

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value.  Goodwill is not amortized but is tested for impairment at least annually. The Company reviews goodwill for impairment annually at the end of its fourth fiscal quarter and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount (a triggering event).  The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in Financial Accounting Standards Board (“FASB”)  Accounting Standards Codification (“ASC”) Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative goodwill impairment test is unnecessary and goodwill is considered to be unimpaired. However, if based on the qualitative assessment the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed with performing the quantitative goodwill impairment test.  In performing the quantitative goodwill impairment test, the Company determines the fair value of each reporting unit and compares it to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company records an impairment loss equal to the difference.  As of September 30, 2019, management believes there are no indications of impairment.

Intangible Assets

Intangible assets consist of developed technology, customer relationships, and tradenames and trademarks, resulting from the Company’s acquisitions. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives on a straight-line basis.

Assets held for rent

Assets held for rent consist of SAVSU shippers and related components in production, shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. Our customers rent the shippers under a rental agreement. We retain the right to the shippers and the evo tracking software platform. At the end of the rental agreement, the customer returns the shipper to the Company. When the shipper is sent to our customers, we deprecate the cost of the shippers over its estimated useful life of three years.

Revenue

We account for revenue related to the rental of SAVSU shippers under the accounting standard for leases as the customer has the right to use the asset over a period of time under a rental agreement. We record revenue ratably over the rental term.

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

Principles of Consolidation

The consolidated financial statements for the three and nine months ended September 30, 2019 include the accounts of the Company, as of April 1, 2019, its wholly-owned subsidiary, Astero Bio Corporation (“Astero”) and, as of August 8, 2019, its wholly-owned subsidiary, SAVSU. All intercompany balances and transactions have been eliminated in consolidation. The acquisition of Astero closed on April 1, 2019 and the acquisition of SAVSU closed on August 8, 2019, thus the financial statements for the three and nine months ended September 30, 2018 and the balance sheet as of December 31, 2018, only include accounts of the Company.

Investments

Investments at September 30, 2019, consist entirely of a $1.0 million convertible note receivable from iVexSol. We account for our $1.0 million convertible debt in iVexSol under the cost method of accounting. This investment is reported at cost net of any impairment losses.

Equity Method Investments

Investments at December 31, 2018, consist entirely of our investment in SAVSU. We accounted for our ownership in SAVSU using the equity method of accounting prior to our acquisition of the remaining ownership interest in SAVSU on August 8, 2019. This method states that if the investment provides us the ability to exercise significant influence, but not control, over the investee, we account for the investment under the equity method. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at its initial carrying value in the consolidated balance sheet and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of other income (expense), net in the consolidated statements of operations. For the period prior to acquisition, during the three and nine months ended September 30, 2019, SAVSU’s net loss totaled $0.7 million and $1.7 million, respectively which our ownership resulted in a $0.3 million and $0.7 million loss, respectively. For the three and nine months ended September 30, 2018, SAVSU’s net loss totaled $16,000 and $1.1 million, respectively, of which our ownership resulted in a $43,000 and $0.4 million loss, respectively.

Concentrations of credit risk and business risk

In the three months ended September 30, 2019, we derived approximately 33% of our product revenue from three customers and in the nine months ended September 30, 2019, we derived approximately 17% of our revenue from one customer. In the three months ended September 30, 2018, we derived approximately 41% of our product revenue from three customers and in the nine months ended September 30, 2018, we derived approximately 28% of our revenue from two customers. No other customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2019 or 2018. In the three months ended September 30, 2019 and 2018, we derived approximately 81% and 90%, of our revenue from CryoStor products, respectively. In each of the nine months ended September 30, 2019 and 2018, we derived approximately 84% and 88%, of our revenue from CryoStor products, respectively. At September 30, 2019, one customers accounted for approximately 11% of total gross accounts receivable. At December 31, 2018, three customers accounted for approximately 71% of total gross accounts receivable.

Revenue from customers located in Canada represented 12% and 17% and in all other foreign countries represented 11% and 14% of total revenue during the three and nine months ended September 30, 2019, respectively. Revenue from customers located in Canada represented 15% and 13% and in all other foreign countries represented 8% and 10% of total revenue during the three and nine months ended September 30, 2018, respectively. All revenue from foreign customers is denominated in United States dollars.

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

As of September 30, 2019, the Company valued the Astero contingent consideration at fair value. As of December 31, 2018, the Company did not have liabilities that are measured at fair value.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, based on the three-tier fair value hierarchy:

As of September 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Total cash and cash equivalents	$21,205	$—	$—	$21,205
Liabilities:
Contingent consideration - business combinations	$—	$—	$1,931	$1,931

As of December 31, 2018	Level 1	Level 2	Total
Total cash and cash equivalents	$30,657	$—	$30,657

The fair values of cash and cash equivalents classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair value of contingent consideration classified as Level 3 determined using the option pricing model based on the most recent guidance from the Appraisal Foundation. There was no change in contingent consideration from the acquisition date to September 30, 2019, during the three and nine months ended September 30, 2019. The Company has no level 2 or level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2019 and the twelve months ended December 31, 2018.

3.	Business Combinations

On August 8, 2019, we closed the acquisition of SAVSU pursuant to a Share Exchange Agreement. Pursuant to the Share Exchange Agreement, SAVSU Origin, LLC (“the Seller”) agreed to transfer to the us and we agreed to acquire from the Seller 8,616 shares of common stock of SAVSU, representing the remaining 56% of the outstanding shares of SAVSU that we did not previously own, in exchange for 1,100,000 shares of BioLife common stock. As a result of the acquisition, SAVSU became a wholly-owned subsidiary on August 8, 2019, the acquisition date.

Please see footnote 3 to our consolidated financial statements included in our 10-Q for the quarter ended June 30, 2019 for information related to our Astero business combination.

Consideration transferred

The SAVSU acquisition was accounted for as a purchase of a business under FASB ASC Topic 805, “Business Combinations”. The acquisition of 56% of SAVSU was funded through a transfer of 1,100,000 shares of BioLife common stock, which had a fair value of $18.12 per share or $19.9 million at time of closing. The total value of 100% of SAVSU consisting of the fair value of the stock issued and the fair value of our existing investment in SAVSU was $35.8 million at time of closing. Prior to the acquisition, we accounted for our investment of SAVSU using the equity method of accounting which resulted in a recorded book value of $5.8 million at the acquisition date. We remeasured to fair value the equity interest in SAVSU held immediately before the business combination. The fair value of our equity interest was determined to be $15.9 million on our existing 44% ownership based on the fair value of shares transferred at the time of acquisition for the 56% we did not previously own. As a result, we recorded a non-operating gain of $10.1 million.

Under the acquisition method of accounting, the assets acquired and liabilities assumed from SAVSU were recorded as of the acquisition date, at their respective fair values, and consolidated with those of BioLife. The fair value of the net tangible assets acquired is estimated to be approximately $4.6 million, the fair value of the intangible assets acquired is estimated to be approximately $12.4 million, and the residual goodwill is estimated to be approximately $18.8 million. The fair value estimates required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates. BioLife believes these estimates to be reasonable. Actual results may differ from these estimates.

Total consideration recorded for the acquisition of SAVSU is as follows (amounts in thousands):

Stock consideration for 55.6% equity interest purchased	$19,932

This stock consideration plus the fair value of our existing equity investment in SAVSU of $15.9 million results in the total purchase price for accounting purposes of $35.8 million. Transaction costs related to the acquisition are expensed as incurred and are not included in the calculation of consideration transferred. The Company incurred $116,000 in transaction costs in each of the three and nine months ended September 30, 2019.

Fair Value of Net Assets Acquired

The table below represents the purchase price allocation to the net assets acquired based on their estimated fair values (amounts in thousands). We may make appropriate adjustments to the fair value measurements of the intangible assets and residual goodwill, if any, as additional information is received including finalization of third-party valuations prior to the completion of the measurement period, which is up to one year from the acquisition date. Such amounts were estimated using the most recent financial statements from SAVSU as of August 7, 2019.

Cash and cash equivalents	$1,251
Accounts receivable, net	741
Prepaid expenses and other current assets	33
Property, plant and equipment	704
Operating lease right-of-use asset	232
Assets held for lease	2,575
Customer relationships	80
Tradenames	1,320
Developed technology	11,000
Goodwill	18,826
Accounts Payable	(77)
Other liabilities	(836)
Fair value of net assets acquired	$35,849

The fair value of SAVSU’s identifiable intangible assets and estimated useful lives have been preliminary estimated as follows (amounts in thousands):

	Estimated Fair Value	Estimated Useful Life (Years)
Customer relationships	$80		6
Tradenames	1,320		9
Developed technologies	11,000	7	–	8
Total identifiable intangible assets	$12,400

Fair value measurement methodologies used to calculate the value of any asset can be broadly classified into one of three approaches, referred to as the cost, market and income approaches. In any fair value measurement analysis, all three approaches must be considered, and the approach or approaches deemed most relevant will then be selected for use in the fair value measurement of that asset. The fair value of identifiable intangible assets was determined primarily using variations of the “income approach,” which is based on the present value of the future after-tax cash flows attributable to each identifiable intangible asset. The fair value of assets held for rent and property, plant and equipment was determined using both the “cost approach” and the “market approach”.

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

These preliminary estimates of fair value and estimated useful lives may be different from the amounts included in the final acquisition accounting, and the difference could have a material impact on the accompanying unaudited pro forma condensed combined financial statements.

Acquired Goodwill

The goodwill of $18.8 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. Substantially all of the goodwill recorded is not expected to be deductible for income tax purposes.

Revenue, Net Income and Pro Forma Presentation

The Company recorded revenue from SAVSU of $211,000 and a net loss of $676,000 in its consolidated statements of operations for the three and nine months ended September 30, 2019. The Company has included the operating results of SAVSU in its consolidated statements of operations since the August 8, 2019 acquisition date. The following pro forma financial information presents the combined results of operations of BioLife, SAVSU and recently acquired AsteroBio on April 1, 2019, as if the acquisitions had occurred on January 1, 2018 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the SAVSU and Astero acquisitions, factually supportable and have a recurring impact. These pro forma adjustments for the nine months ended September 30, 2019 and 2018 include a $1.0 million and $1.5 million net increase in amortization expense, respectively, to record amortization expense for the $17.0 million of acquired identifiable intangible assets, adjustments to stock-based compensation of $147,000 and $396,000, respectively, and $116,000 and $210,000, respectively, for salary increases related to employment agreements signed in conjunction with the acquisitions. In addition, acquisition-related transaction costs of $538,000 and a $155,000 purchase accounting adjustment to record inventory at net realizable value and the $10.1 million gain on acquisition of SAVSU were excluded from pro forma net income for the nine months ended September 30, 2019. The pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisitions and is not necessarily indicative of the operating results that would have actually occurred had the transactions been consummated on January 1, 2018 or of future results. Dilutive earnings per share has been omitted as common stock equivalents are anti-dilutive due to the Company’s pro forma net losses:

(Unaudited)	Nine Months Ended September 30,
(In thousands)	2019	2018
Total revenue	$19,941	$14,861
Net loss attributable to common stockholders	$(1,322)	$(1,495)
Earnings/(loss) per share:
Basic	$(0.07)	$(0.10)

4.	Inventory

Inventory consists of the following at September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Raw materials	$1,343	$1,453
Work in progress	887	652
Finished goods	3,464	1,404
Total	$5,694	$3,509

5.	Assets held for rent

Assets held for rent consist of the following at September 30, 2019:

(In thousands)	September 30, 2019
Shippers placed in service	$1,577
Accumulated deprecation	(51)
Net	1,526
Shippers and related components in production	1,450
Total	$2,976

Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers.

6.	Deferred Rent

Deferred rent consists of the following at December 31, 2018. We eliminated our deferred rent at January 1, 2019 as a result of the implementation of ASU 2016-02 (see Note 13):

(In thousands)	December 31, 2018
Landlord-funded leasehold improvements	$1,125
Less accumulated amortization	(757)
Total	368
Straight line rent adjustment	111
Total deferred rent	$479

During the three and nine month periods ended September 30, 2019, the Company recorded no deferred rent amortization of landlord funded leasehold improvements. During the three and nine month periods ended September 30, 2018, the Company recorded $32,000 and $95,000, respectively, in deferred rent amortization of these landlord funded leasehold improvements.

Straight line rent adjustment for the three and nine months ended September 30, 2018 represents the difference between cash rent payments and the recognition of rent expense on a straight-line basis over the terms of the lease.

7.	Share-based Compensation

Service Vesting-Based Stock Options

The following is a summary of service vesting-based stock option activity for the nine month period ended September 30, 2019 and the status of service vesting-based options outstanding at September 30, 2019:

	Nine Month Period Ended
	September 30, 2019
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	2,043,402	$1.91
Granted	—	$—
Exercised	(339,237)	$1.83
Forfeited	(3,437)	$5.69
Expired	—	$—
Outstanding service vesting-based at September 30, 2019	1,700,728	$1.92

Service vesting-based options exercisable at September 30, 2019	1,546,830	$1.89

We recognized stock compensation expense related to service vesting-based options of $65,000 and $147,000 during the three months ended September 30, 2019 and 2018, respectively, and $305,000 and $449,000 during the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, there was $25.0 million of aggregate intrinsic value of outstanding service vesting-based stock options, including $22.8 million of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised during the three months ended September 30, 2019 and 2018 was $1.7 million and $2.1 million, respectively, and during the nine months ended September 30, 2019 and 2018 was $5.2 million and $3.1 million, respectively. There were no service based-vesting options granted during the nine months ended September 30, 2019 and 2018. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable at September 30, 2019 is 5.1 years and 5.1 years, respectively. Total unrecognized compensation cost of service vesting-based stock options at September 30, 2019 of $213,000 is expected to be recognized over a weighted average period of 1.2 years.

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

The following is a summary of performance-based stock option activity for the nine month period ended September 30, 2019, and the status of performance-based options outstanding at September 30, 2019:

	Nine Month Period Ended
	September 30, 2019
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	964,997	$1.64
Granted	—	$—
Exercised	(135,000)	$1.64
Outstanding performance-based at September 30, 2019	829,997	$1.64

Performance-based options exercisable at September 30, 2019	829,997	$1.64

We recognized stock compensation expense related to performance-based options of none and $128,000 during the three month periods ending September 30, 2019 and 2018, respectively, and none and $381,000 during the nine month periods ending September 30, 2019 and 2018. As of September 30, 2019, there was $12.4 million of aggregate intrinsic value of outstanding and exercisable performance-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of performance-based awards exercised during the three months and nine months ended September 30, 2019 was $2.3 million and in the three and nine months ended September 30, 2018 was none and $285,000, respectively. The weighted average remaining contractual life of performance-based options outstanding and exercisable at September 30, 2019, is 2.2 years. All compensation cost of performance-based stock options outstanding at September 30, 2019 has been recognized.

There were no stock options granted to employees and non-employee directors in the three and nine month periods ended September 30, 2019 and 2018.

Restricted Stock

Service vesting-based restricted stock

The following is a summary of service vesting-based restricted stock activity for the nine month period ended September 30, 2019, and the status of unvested service vesting-based restricted stock outstanding at September 30, 2019:

	Nine Month Period Ended
	September 30, 2019
Service vesting-based restricted stock	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	279,919	$5.00
Granted	224,218	$17.68
Vested	(106,683)	$4.65
Forfeited	(26,354)	$11.60
Outstanding at September 30, 2019	371,100	$12.29

The aggregate fair value of the service vesting-based awards granted during the three months ended September 30, 2019 and 2018 was $802,000 and $148,000, respectively, and during the nine months ended September 30, 2019 and 2018 was $4.0 million and $1.3 million, respectively, which represents the market value of our common stock on the date that the restricted stock awards were granted. The aggregate fair value of the service vesting-based awards that vested during the three months ended September 30, 2019 and 2018 was $368,000 and $393,000, respectively and during the nine months ended September 30, 2019 and 2018 was $1.6 million and $874,000, respectively.

We recognized stock compensation expense of $303,000 and $108,000 related to service vesting-based awards for the three months ended September 30, 2019 and 2018, respectively and $777,000 and $301,000 related to service vesting-based awards for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $4.0 million in unrecognized compensation costs related to service vesting-based awards. We expect to recognize those costs over 3.3 years.

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

	Nine Month Period Ended
	September 30, 2019
Performance-based restricted stock	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	—	$—
Expected to vest	123,851	$17.79
Vested	—	$—
Outstanding at September 30, 2019	123,851	$17.79

For the period ended September 30, 2019, the aggregate grant date fair value of the performance-based restricted stock awards expected to vest was $2.2 million. We recognized stock compensation expense of $286,000 and $825,000 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, there was $1.4 million in unrecognized non-cash compensation costs related to performance-based restricted stock awards expected to vest. We expect to recognize those costs over 1.3 years.

Total Stock Compensation Expense

We recorded total stock compensation expense for the three and nine month periods ended September 30, 2019 and 2018, as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Research and development costs	$122	$65	$327	$195
Sales and marketing costs	141	64	438	202
General and administrative costs	338	195	1,016	577
Cost of revenue	53	59	126	157
Total	$654	$383	$1,907	$1,131

8.	Warrants

At September 30, 2019 and December 31, 2018, we had 3,963,505 and 4,080,005 warrants outstanding, respectively and exercisable with a weighted average exercise price of $4.33 and $4.35, respectively. During the three and nine month period ended September 30, 2019, 87,500 and 116,500 warrants were exercised with a weighted average exercise price of $4.75, yielding proceeds of $416,000 and $553,000, respectively. The outstanding warrants have expiration dates between March 2021 and May 2021.

9.	Income Taxes

We have recorded a full valuation allowance against our deferred tax assets. As we continue to have multiple quarters of positive net income, we will assess our valuation allowance. Based on all available evidence, we determined that we have not yet attained a sustained level of profitability. Therefore, we have maintained the full valuation allowance as of September 30, 2019. We may release all, or a portion, of the valuation allowance in the near-term, dependent on the verifiable positive evidence observed in future quarters.

10.	Net Income per Common Share

Basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding as determined by the treasury method during the period. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. For the three and nine month periods ended September 30, 2019 and 2018, we excluded a nominal amount of unvested stock awards from our calculation of diluted weighted average shares because they were antidilutive.

The following table shows the calculation of basic and diluted earnings per shares:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
(In thousands, except per share and share data)	2019	2018	2019	2018
Numerator:
Net income attributable to common stockholders	$9,316	$1,151	$10,581	$2,094

Denominator:
Weighted average basic shares outstanding	19,735,364	17,273,412	19,071,722	15,529,026
Effect of dilutive securities	5,607,748	6,383,221	5,633,702	5,522,193
Weighted average diluted shares	25,343,112	23,656,633	24,705,424	21,051,219

Basic earnings per share	$0.47	$0.07	$0.55	$0.13
Diluted earnings per share	$0.37	$0.05	$0.43	$0.10

11.	Commitments & Contingencies

Employment Agreements

We have employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Vice President of Operations, Vice President of Marketing, Vice President of Sales – Thaw Technologies, Vice President of Product Development – Thaw Technologies, Senior Vice President of Cold Chain Technologies, Vice President of Sales, evo platform and Vice President of Sales. None of these employment agreements is for a definitive period, but rather each will continue indefinitely until terminated in accordance with its terms. The agreements provide for a base annual salary, payable in monthly (or shorter) installments. Under certain conditions and for certain of these officers, we may be required to pay additional amounts upon terminating the officer or upon the officer resigning for good reason.

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently material to the Company’s business.

12.	Revenue

We currently operate as one reportable operating segment focusing on biopreservation tools.

The following table disaggregates revenue by market segment and distributors:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net revenue:
Regenerative medicine	$3,421	$2,876	$9,567	$7,965
Distributors	2,613	1,887	7,943	4,621
Drug discovery	225	276	711	916
BioBanking	345	255	854	784
Total	$6,604	$5,293	$19,075	$14,286

 The following table disaggregates revenue by product category:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net revenue:
Media	$6,069	$5,293	$18,165	$14,286
Automated thawing products	324	—	699	—
Cold chain shipping	211	—	211	—
Total	$6,604	$5,293	$19,075	$14,286

13.	Leases

Our operating leases are primarily related to our Bothell, Washington headquarters space lease and our Albuquerque, New Mexico SAVSU space lease. The term of our Bothell lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. Our Albuquerque lease continues until December 31, 2021. We have two options to extend the term of the lease, each for an additional period of three years, with the first extension term commencing, if at all, on December 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. We have not included these extension options in our ROU assets or lease liabilities as we are not reasonably certain we will enter into the renewal option in their current terms. Our financing lease is related to research equipment. We used a weighted average discount rate of 6.5%, our market collateralized borrowing rate, and 8.1%, the weighted average implied interest on our leases, to determine our operating and financing lease liabilities, respectively. The weighted average remaining term of our operating and financing leases are 1.8 years and 1.4 years, respectively. The operating lease costs and cash paid in the three months ended September 30, 2019 was $160,000 and $204,000, respectively. The operating lease costs and cash paid in the nine months ended September 30, 2019 was $444,000 and $576,000, respectively.

Maturities of lease liabilities as of September 30, 2019

(In thousands)	Operating Leases	Financing Leases
2019 (less than one year)	$201	$4
2020	868	15
2021	556	3
Total lease payments	1,625	22
Less: interest	(101)	(2)
Total present value of lease liabilities	$1,524	$20

14.	Subsequent Event

On October 2, 2019, we funded $1.5 million in privately held Sexton Biotechnologies (“Sexton”) a recent spinout of Cook Regentec, in exchange for an 18% ownership stake. Formerly part of Cook Regentec, Sexton has developed and is marketing a portfolio of advanced packaging solutions and human platelet lysate (HPL) serum-replacement media used in cell therapy manufacturing. BioLife and Sexton also plan to establish a cross-marketing partnership to promote their respective product brands within the cell and gene therapy industry. BioLife's investment includes certain rights related to the potential acquisition of Sexton at a future date.

On November 12, 2019, we announced that we acquired the assets of Custom Biogenic Systems, Inc. (“CBS”), a Michigan corporation through a wholly-owned subsidiary, Arctic Solutions, Inc. in consideration for $15 million, comprised of $11 million in cash and $4 million in BioLife common stock. John Brothers, former CBS CEO and sole shareholder, and now Vice President, Advanced Freezer Technologies at BioLife, is eligible to earn up to an additional $15 million in cash or stock, based on attainment of specific revenue goals over the next five years.

Due to the limited time since the acquisition date and the effort required to assess the fair value of assets acquired and liabilities assumed, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized for the major classes of assets acquired and liabilities assumed, acquisition contingencies and goodwill. Also, the Company is unable to provide pro forma revenues and earnings of the combined entity. This information is expected to be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

●

our ability to consummate acquisitions or other strategic transactions and our ability to achieve any benefits from such acquisitions (including our recent acquisition of Astero and SAVSU and our recent acquisition of the assets of CBS);

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

Our ThawSTAR product line is comprised of a family of automated thawing products for frozen cell and gene therapies packaged in cryovials and cryobags. These products improve the quality of administration of high-value, temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths.

Our recent acquisition, SAVSU Technologies, Inc. designs, manufactures and markets integrated, innovative hardware and software solutions designed to protect living biologic materials during transport and storage. SAVSU’s customers include cell and gene therapy companies, specialty couriers, and research institutions.

Highlights for the Third Quarter of 2019

●

Revenue was $6.6 million in the third quarter of 2019, an increase of 25% over the same period in 2018. For the first nine months of 2019, revenue increased 34% as compared to the same period last year. Third quarter revenue growth was primarily driven by a 19% increase in direct sales to our regenerative medicine customers and a 38% growth from our distributors compared to the same period in 2018. Additionally, we generated revenue of $324,000 from our Astero acquisition and $211,000 from our SAVSU acquisition included in our consolidated financials for the three months ended September 30, 2019.

●

Gross margin in the third quarter of 2019 was 68%, compared to 70% in the third quarter of 2018. The margin decreased due to higher raw material cost per liter sold and lower margins from the inventory stepped-up to net realizable value from the Astero acquisition. For the first nine months of 2019 gross margin was 70% compared to 68% in the first nine months of 2018. The margin increased due to lower overhead cost per liter sold, offset by lower margins from the inventory stepped-up to net realizable value from the Astero acquisition.

●

Consolidated operating loss for the three months ended September 30, 2019 was $597,000 compared to consolidated operating profit for the three months ended September 30, 2018 of $1.2 million. Consolidated operating income decreased in the three months ended September 30, 2019 due to acquisition costs and consolidating Astero and SAVSU net losses for the three months ended September 30, 2019. The reduction in operating income was partially offset by higher sales and gross margin from the same period in the prior year. Consolidated operating income in the nine months ended September 30, 2019 and 2018 was $813,000 and $2.6 million, respectively. Operating income decreased due to acquisition costs and consolidating Astero and SAVSU net losses for the nine months ended September 30, 2019.

●

In the three months ended September 30, 2019 and 2018, consolidated net income attributable to common stockholders was $9.3 million and $1.2 million, respectively. Consolidated net income attributable to common stockholders increased in the three months ended September 30, 2019 due to a one-time gain on the SAVSU acquisition of $10.1 million, which was partially offset by acquisition costs and consolidating Astero and SAVSU net losses for the three months ended September 30, 2019. In the nine months ended September 30, 2019 and 2018, consolidated net income attributable to common stockholders was $10.6 million and $2.1, respectively. Consolidated net income attributable to common stockholders increased in the nine months ended September 30, 2019 due to a one-time gain on the SAVSU acquisition of $10.1 million, which was partially offset by acquisition costs and consolidating Astero and SAVSU net losses for the nine months ended September 30, 2019

●	Gained 62 new customers in the third quarter of 2019, including first time orders from 41 regenerative medicine companies.
●

Exercised our option to acquire the remaining 56% of the outstanding shares of privately held SAVSU that we did not own in exchange for 1.1 million shares of BioLife common stock. The acquisition closed on August 8, 2019.

●	SAVSU partnered with United Cargo to offer timely, efficient, same-day airport-to-airport service of vital medical shipments when time is of the utmost importance.
●	SAVSU completed a significant expansion of its intellectual property portfolio related to protecting high value cell and gene therapies during storage and distribution.
●

Announced that Mustang Bio, Inc. (NASDAQ: MBIO), a clinical-stage biopharmaceutical company focused on translating today's medical breakthroughs in cell and gene therapies into potential cures for hematologic cancers, solid tumors and rare genetic diseases, has adopted BioLife's CryoStor cell freeze media and evo cold chain system for use in current and upcoming clinical trials.

●	Announced new evo customers Adaptimmune, Autolus, Janssen, KBI Pharma, Nanjing Legend and Tessa Therapeutics.
●	Announced a co-investment accelerator program with Casdin Capital, targeting early stage companies that are developing novel cell and gene therapy bioproduction tools.

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

Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2019 and 2018

Percentage comparisons have been omitted within the following table where they are not considered meaningful.

Revenue and Gross Margin:

	Three Month Period Ended
	September 30,
(In thousands)	2019	2018	% Change
Revenue:
Total revenue	$6,604	$5,293	25%

Cost of sales	2,084	1,606	30%
Gross profit	$4,520	$3,687	23%
Gross margin %	68%	70%

	Nine Month Period Ended
	September 30,
(In thousands)	2019	2018	% Change
Revenue:
Total revenue	$19,075	$14,286	34%

Cost of sales	5,690	4,507	26%
Gross profit	$13,385	$9,779	37%
Gross margin %	70%	68%

Total Revenue. Revenue in the three and nine months ended September 30, 2019 increased 25% and 34%, respectively, compared to the same periods in 2018, due primarily to an increase in volume and selling price per liter sold due to increased orders from the regenerative medicine segment and our distributors. We also generated revenue from our ThawStar products and evo rentals in the three and nine months ended September 30, 2019. Revenue growth for the third quarter was driven by a 19% year over year increase from customers in the regenerative medicine segment and 38% growth from sales to our distributors. We expect to see continued growth in adoption and use of our proprietary biopreservation media products.

Cost of Sales. Cost of sales primarily consists of raw materials, labor and overhead expenses. Cost of sales in the three and nine months ended September 30, 2019 increased compared to the same periods in 2018 due to increased sales of our proprietary products, inventory step-up to net realizable value from the Astero acquisition resulting in higher per unit costs on ThawSTAR products and cost of evo rentals in the three months ended September 30, 2019, partially offset by lower overhead costs per liter sold in the three and nine months ended September 30, 2019.

Gross Margin. Gross margin as a percentage of revenue was 68% and 70% in the three months ended September 30, 2019 and 2018, respectively. The margin decreased due to higher raw material cost per liter sold, lower margins from the inventory stepped-up to net realizable value from the Astero acquisition and lower evo margin due to underutilization of overhead costs. For the first nine months of 2019 gross margin was 70% compared to 68% in the first nine months of 2018. The margin increased due to lower overhead cost per liter sold, offset by lower margins from the inventory stepped-up to net realizable value from the Astero acquisition and lower evo margin due to underutilization of overhead costs.

Revenue Concentration. In the three months ended September 30, 2019, we derived approximately 33% of our revenue from three customers and in the nine months ended September 30, 2019, we derived approximately 17% of our revenue from one customer. In the three months ended September 30, 2018, we derived approximately 41% of our product revenue from three customers and in the nine months ended September 30, 2018, we derived approximately 28% of our revenue from two customers.

Operating Expenses

Our operating expenses for the three and nine month periods ended September 30, 2019 and 2018 were:

	Three Month Period Ended
	September 30,
(In thousands)	2019	2018	% Change
Operating Expenses:
Research and development	$1,309	$312	320%
Sales and marketing	1,259	725	74%
General and administrative	2,258	1,455	55%
Acquisition costs	291	—	N/A %
Operating Expenses	$5,117	$2,492	105%
% of revenue	77%	47%

	Nine Month Period Ended
	September 30,
(In thousands)	2019	2018	% Change
Operating Expenses:
Research and development	$2,420	$983	146%
Sales and marketing	3,035	1,978	53%
General and administrative	6,579	4,199	57%
Acquisition costs	538	—	N/A %
Operating Expenses	$12,572	$7,160	76%
% of revenue	66%	50%

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, product development and other costs. We expense all research and development costs as incurred. Research and development expenses for the three and nine months ended September 30, 2019 increased compared to the three and nine months ended September 30, 2018, due primarily to Astero development activity, increased headcount and amortization of intangible assets from acquisitions.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. Sales and marketing expenses for the three and nine months ended September 30, 2019 increased compared to the three and nine months ended September 30, 2018, due primarily to Astero and SAVSU sales and marketing activity and amortization of intangible assets from acquisition.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance. General and administrative expenses for the three and nine months ended September 30, 2019 increased compared to the three and nine months ended September 30, 2018, due primarily to higher performance-based compensation, SAVSU general and administrative expenses and consulting and accounting fees due to the audit of our internal controls over financial reporting.

Acquisition costs. Acquisition expenses consist primarily of legal and consulting fees.

Other Income (Expenses)

Interest Expense. The interest expense in the three and nine months ended September 30, 2019 and 2018 is due to equipment financing.

Interest income. The increase in interest income in the three and nine months ended September 30, 2019 compared to the same periods in 2018 is due to the higher average short-term liquid investments balance in 2019 compared to 2018.

Loss on disposal of assets. The non-cash loss associated with disposition of assets.

Loss on equity method investment. The non-cash loss associated with our proportionate share of the net loss in our investment in SAVSU for the period based on our ownership for the three and nine months ended September 30, 2019 and 2018.

Gain on acquisition. The non-cash gain associated with the acquisition of our ownership of SAVSU due to remeasuring our existing recorded investment in SAVSU to fair value from carrying value under the equity method on our balance sheet prior to acquisition. Specifically, the fair value of our equity interest of SAVSU was determined to be $15.9 million on our previously existing 44% ownership based on the fair value of shares transferred at the time of acquisition for the 56% we did not previously own. As a result, we recorded a non-operating gain of $10.1 million.

Liquidity and Capital Resources

On September 30, 2019, we had $21.2 million in cash and cash equivalents, compared to cash and cash equivalents of $30.7 million at December 31, 2018. We are obligated to pay up to $8.5 million in cash over the next three years based on attainment of specific revenue targets related to the Astero acquisition and up to $15 million in cash or stock over the next five years based on attainment of specific revenue targets related to the CBS acquisition which closed on November 12, 2019. On July 8, 2019, we announced that we exercised our option to acquire the remaining 56% of the outstanding shares of privately held SAVSU that we did not own in exchange for 1.1 million shares of BioLife common stock. The acquisition closed on August 8, 2019. During the quarter, we invested $1 million in the form of convertible debt in iVexSol and subsequent to the quarter end, we invested $1.5 million for an 18% ownership stake in Sexton Biotechnologies. Based on our current expectations with respect to our revenue and operating expenses, we expect that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for the foreseeable future in excess of one year. If our revenues do not grow as expected and if we are not able to manage expenses sufficiently, we may be required to obtain additional equity or debt financing if our cash resources are depleted.

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

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2019, net cash provided by operating activities was $2.2 million compared to $1.8 million for the nine months ended September 30, 2018. The increase in cash from operating activities was the result of increased sales and gross margins partially offset by operating expenses from our Astero and SAVSU acquisitions.

Net Cash Used In Investing Activities

Net cash used in investing activities totaled $13.0 million during the nine months ended September 30, 2019, compared to $6.3 million during the nine months ended September 30, 2018. The increase in cash used by investing activities was primarily the result of the Astero acquisition and investment in iVexSol.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.3 million during the nine months ended September 30, 2019, compared to $30.3 million during the nine months ended September 30, 2018. Net cash provided by financing activities during the nine months ended September 30, 2019 and 2018 was primarily the result of proceeds received from warrant exercises and employee stock option exercises and for the nine months ended September 30, 2018, proceeds of $20.0 million from a private equity transaction. In the nine months ended September 30, 2018 we used $1.0 million to redeem Series A Preferred shares.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates, including, but not limited to those related to accounts receivable allowances, determination of fair value of share-based compensation, contingencies, income taxes, useful lives of intangible assets, impairment assessment of long-lived assets, estimates of fair value of intangible assets and contingent consideration in business combination accounting and expense accruals. We base our estimates on historical experience and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 15, 2019. There have been no significant changes to these obligations in the nine months ended September 30, 2019. For more information regarding our current contingencies and commitments, see note 11 to the consolidated financial statements included above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BIOLIFE SOLUTIONS, INC.

Dated: November 12, 2019	/s/ Roderick de Greef
Roderick de Greef
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)