Form 10-Q
period 2020-03-31
BIOLIFE SOLUTIONS INC
filed 2020-05-29
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 26, 2020, 25,993,028 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

Explanatory Note

The Company is filing this Quarterly Report on Form 10-Q (the “10-Q”) on a delayed basis in accordance with the order (the “Order”) promulgated by the Securities and Exchange Commission on March 25, 2020 in Release No. 34-88465 relating to the Securities and Exchange Act of 1934, as amended. The Company was unable to file the Form 10-Q in a timely manner because the Seattle area, including the location of the Company’s corporate headquarters and its media production facility and warehouse was, and is currently, at an epicenter of the coronavirus outbreak in the United States. The Company has been following the recommendations of local health authorities to minimize exposure risk for its team members for the past several months, including the temporary closures of its offices and having team members work remotely, and, as a result, the Form 10-Q was not able to be completed by the filing deadline. Reference is made to our disclosures in this Form 10-Q regarding the impact of COVID-19 on the Company and to the disclosures in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on May 15, 2020, including those disclosures discussed under the heading “Risk Factors” therein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BioLife Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(In thousands, except per share and share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$6,400	$6,448
Accounts receivable, trade, net	8,205	5,345
Inventories	10,829	10,972
Prepaid expenses and other current assets	1,016	1,348
Total current assets	26,450	24,113

Assets held for rent, net	4,875	3,922
Property and equipment, net	5,407	5,572
Operating lease right-of-use assets, net	892	1,040
Long-term deposits and other assets	36	50
Investments	2,500	2,500
Accrued interest receivable	27	––
Intangible assets, net	21,294	21,982
Goodwill	33,506	33,637
Total assets	$94,987	$92,816

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,522	$3,119
Accrued expenses and other current liabilities	3,080	3,369
Lease liabilities, operating, current portion	826	804
Contingent consideration, current portion	365	377
Warrant liability	17,667	––
Total current liabilities	25,460	7,669

Warrant liability	––	39,602
Contingent consideration, long-term	1,486	1,537
Lease liabilities, operating, long-term	332	550
Other long-term liabilities	––	4
Total liabilities	27,278	49,362

Commitments and Contingencies (Note 11)

Shareholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 21,148,771 and 20,825,452 shares issued and outstanding at March 31, 2020 and December 31 2019, respectively	21	21
Additional paid-in capital	145,432	143,485
Accumulated deficit	(77,744)	(100,052)
Total shareholders’ equity	67,709	43,454
Total liabilities and shareholders’ equity	$94,987	$92,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioLife Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(In thousands, except per share and share data)	2020	2019
Product revenue	$11,727	$5,770
Rental revenue	435	—
Total product and rental revenue	12,162	5,770
Operating expenses
Cost of product and rental revenue (exclusive of intangible assets amortization)	4,568	1,647
Research and development	1,663	359
Sales and marketing	1,576	837
General and administrative	3,135	2,153
Intangible assets amortization	688	—
Acquisition costs	225	208
Change in fair value of contingent consideration	(63)	—
Total operating expenses	11,792	5,204
Operating income (loss)	370	566

Other income (expense)
Change in fair value of warrant liability	21,914	(19,663)
Interest income	29	171
Interest expense	(1)	(3)
Other expense	(4)	—
Loss from equity method investment in SAVSU	—	(232)
Total other income (expenses)	21,938	(19,727)

Net income (loss) before provision for income taxes	22,308	(19,161)
Income tax (benefit)	—	—
Net income (loss)	22,308	(19,161)

Net income attributable to common stockholders:
Basic	$18,364	$(19,161)
Diluted	$(174)	$(19,161)
Earnings per share attributable to common stockholders
Basic	$0.87	$(1.03)
Diluted	$(0.01)	$(1.03)
Weighted average shares used to compute earnings per share attributable to common stockholders:
Basic	21,010,817	18,648,397
Diluted	21,010,817	18,648,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioLife Solutions, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity/(Deficit)
Balance, December 31, 2018	—	—	18,547,406	$19	$113,008	$(98,395)	$14,632
Stock-based compensation	—	—	—	—	531	—	531
Stock option exercises	—	—	99,697	—	161	—	161
Warrant exercises			5,000	—	97	—	97
Stock issued – on vested RSUs	—	—	64,992	—	—	—	—
Net loss	—	—	—	—	—	(19,161)	(19,161)
Balance, March 31, 2019	—	$—	18,717,095	$19	$113,797	$(117,556)	$(3,740)

Balance, December 31, 2019	—	—	20,825,452	$21	$143,485	$(100,052)	$43,454
Stock issued as 2019 bonus payout	—	—	—	—	314	—	314
Stock-based compensation	—	—	—	—	1,113	—	1,113
Stock option exercises	—	—	268,293	—	490	—	490
Warrant exercises	—	—	2,000	—	30	—	30
Stock issued – on vested RSUs	—	—	53,026	—	—	—	—
Net income	—	—	—	—	—	22,308	22,308
Balance, March 31, 2020	—	$—	21,148,771	$21	$145,432	$(77,744)	$67,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioLife Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

  (unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$22,308	$(19,161)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	413	98
Amortization of intangible assets	688	—
Stock-based compensation	1,113	531
Non cash lease expense	148	124
Gain from equity method investment in SAVSU	—	232
Change in fair value of contingent consideration	(63)	—
Change in fair value of warrant liability	(21,914)	19,663

Change in operating assets and liabilities
Accounts receivable, trade	(2,929)	118
Inventories	143	(551)
Prepaid expenses and other current assets	317	6
Accounts payable	561	—
Accrued expenses and other current liabilities	304	(469)
Other	(402)	555
Net cash provided by operating activities	687	1,146

Cash flows from investing activities
Purchase of property and equipment	(146)	—
Purchase of assets held for rent, net	(1,081)	(156)
Net cash used in investing activities	(1,227)	(156)

Cash flows from financing activities
Proceeds from exercise of common stock options	490	161
Proceeds from exercise of warrants	9	23
Other	(7)	(7)
Net cash provided by financing activities	492	177

Net increase (decrease) in cash and cash equivalents	(48)	1,167
Cash and cash equivalents - beginning of period	6,448	30,657
Cash and cash equivalents - end of period	$6,400	$31,824

Non-cash investing and financing activities
Reclassification of warrant liability to equity upon exercise	$21	$73
Purchase of property & equipment not yet paid	$6	$46
Stock issued as 2019 bonus payout	$314	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioLife Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Significant Accounting Policies

Business

BioLife Solutions, Inc. (“BioLife,” “us,” “we,” “our,” or the “Company”) is a leading developer, manufacturer and supplier of a portfolio of bioproduction tools including; proprietary biopreservation media, automated thawing devices, cloud-connected shipping containers, and freezer technology for cell and gene therapies. Our CryoStor® freeze media and HypoThermosol® hypothermic storage are optimized to preserve cells in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death; offering commercial companies and clinical researchers significant improvement in shelf life and post-preservation viability and function. Our ThawSTAR® product line is comprised of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products improve the quality of administration of high-value, temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. Our evo shipping containers are innovative high-performance cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals. Our cryogenic freezer technology provides for controlled rate freezing and storage of biologic materials.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by BioLife Solutions, Inc. in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Astero Bio Corporation (“Astero,” and the Astero product line, “ThawStar” acquired on April 1, 2019), SAVSU Technologies, Inc. (“SAVSU” acquired on August 8, 2019), and Arctic Solutions, Inc. dba Custom Biogenic Systems (“CBS” acquired on November 12, 2019). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

Financial Statement Reclassification

Certain classifications on the Condensed Consolidated Statements of Cash Flows related to Non cash lease expense and Accrued expenses and other current liabilities for the three months ended March 31, 2019 were reclassified to conform to current period presentation. These reclassifications have no impact on previously reported total revenue, net income (loss), net assets, or total operating cash flows.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Liquidity and Capital Resources

On March 31, 2020 and December 31, 2019, we had $6.4 million in cash and cash equivalents. We acquired Astero on April 1, 2019 for $12.5 million in cash and contingent consideration of up to $8.5 million (which payment requirement has not been triggered or otherwise paid to date). We anticipate paying $484,000 for the earnout related to 2019 revenues of Astero in the second quarter of 2020. On August 8, 2019, we acquired SAVSU for 1,100,000 shares of common stock. On November 12, 2019, we acquired CBS for $11.0 million in cash, $4.0 million in shares of our common stock, and up to $15.0 million in contingent consideration payable in cash or stock (which payment requirement has not been triggered or otherwise paid to date).

On May 22, 2020, the Company closed on a share purchase agreement with Casdin Capital LLC, a current stockholder of the Company (“Casdin”), pursuant to which Casdin invested $20 million in the Company. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash and cash equivalents including proceeds from the Casdin investment, will be sufficient to meet our liquidity needs for at least the next 12 months. However, if our revenues do not grow as expected, including as a result of the COVID-19 pandemic, and if we are not able to manage expenses sufficiently, we may be required to obtain additional equity or debt financing if our cash resources are depleted. Further, the Company may choose to raise additional capital through a debt or equity financing in an attempt to mitigate the heightened level of business uncertainty caused by the COVID-19 pandemic, or in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Risks and Uncertainties

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

There are many uncertainties regarding the current pandemic of the novel coronavirus (“COVID-19”), and the Company is closely monitoring the impact of COVID-19 on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While COVID-19 did not materially affect the Company’s financial results and business operations in the Company’s first quarter ended March 31, 2020, the Company is unable to predict the impact that COVID-19 may have on its financial position and operations moving forward due to numerous uncertainties. We estimate that we received approximately $1.5-$2.0 million in incremental media revenue resulting from what we believe were safety stock purchases of media. These estimates may change as new events occur and additional information is obtained, and actual results could differ materially from these estimates under different assumptions or conditions. The Company will continue to assess the evolving impact of COVID-19 and will make adjustments to its operations as necessary.

Concentrations of credit risk and business risk

In the three months ended March 31, 2020, we derived approximately 25% of our product revenue from two customers. In the three months ended March 31, 2019, we derived approximately 34% of our product revenue from two customers. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2020 or 2019. In the three months ended March 31, 2020 and 2019, we derived approximately 66% and 90%, of our revenue from CryoStor products, respectively. Due to our acquisitions in 2019, we expect both our revenue concentration related to CryoStor, and our customer concentration to be reduced for the year ended December 31, 2020. At March 31, 2020, two customers accounted for approximately 33% of total gross accounts receivable. At December 31, 2019, two customers accounted for approximately 25% of total gross accounts receivable.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended March 31,
Revenue by customers’ geographic locations	2020	2019
United States	74%	60%
Canada	11%	23%
Europe, Middle East, Africa (EMEA)	12%	13%
Other	3%	4%
Total revenue	100%	100%

Recent accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 includes amendments that aim to improve the effectiveness of fair value measurement disclosures. The amendments in this guidance modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, “Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements,” including the consideration of costs and benefits. The amendments become effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company adopted this guidance January 1, 2020 and there was no material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the standard prospectively on January 1, 2020. The Company adopted this guidance January 1, 2020 and there was no material impact on its consolidated financial statements.

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

As of March 31, 2020 and December 31, 2019, the Company valued the Astero and CBS contingent consideration and warrant liability at fair value.

There were no remeasurements to fair value during the three months ended March 31, 2020 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, based on the three-tier fair value hierarchy:

(In thousands)

As of March 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$6,400	$—	$—	$6,400
Convertible debt held at fair value	—	—	1,000	1,000
Total	6,400	—	1,000	7,400
Liabilities:
Contingent consideration - business combinations	—	—	1,851	1,851
Warrant liability	—	—	17,667	17,667
Total	$—	$—	$19,518	$19,518

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$6,448	$—	$—	$6,448
Convertible debt held at fair value	—	—	1,000	1,000
Total	6,448	—	1,000	7,448
Liabilities:
Contingent consideration - business combinations	—	—	1,914	1,914
Warrant liability	—	—	39,602	39,602
Total	$—	$—	$41,516	$41,516

The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of investments, warrant liability and contingent consideration classified as Level 3 were derived from management assumptions. There have been no transfers of assets or liabilities between the fair value measurement levels. The following table presents the changes in investments held at fair value which are measured using Level 3 inputs:

	March 31,	December 31,
(In thousands)	2020	2019
Beginning balance	$1,000	$1,000
Purchases	—	—
Change in fair value recognized in net income	—	—
Total	$1,000	$1,000

The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	March 31,	December 31,
(In thousands)	2020	2019
Beginning balance	$1,914	$—
Additions	—	2,347
Change in fair value recognized in net income	(63)	50
Payments earned, reclassified to accrued liabilities	—	(483)
Total	$1,851	$1,914

The following table presents the changes in fair value of warrant liabilities which are measured using Level 3 inputs:

	March 31,	December 31,
(In thousands)	2020	2019
Beginning balance	$39,602	$28,516
Exercised warrants	(21)	(1,749)
Change in fair value recognized in net income	(21,914)	12,835
Ending balance	$17,667	$39,602

3. Acquisitions

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

In connection with the acquisition, the Company paid (i) a base payment in the amount of $12.5 million consisting of (x) an initial cash payment of $8.0 million at the closing of the transactions, subject to adjustment for working capital, net debt and transaction expenses, and (y) a deferred cash payment that was paid into escrow of $4.5 million payable upon the earlier of Astero meeting certain product development milestones or one year after the date of the Closing and (ii) earnout payments in calendar years 2019, 2020 and 2021 of up to an aggregate of $3.5 million, which shall be payable upon Astero achieving certain specified revenue targets in each year and a separate earnout payment of $5.0 million for calendar year 2021, which shall be payable upon Astero achieving a cumulative revenue target over the three-year period from 2019 to 2021.

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

The fair value of Astero’s identifiable intangible assets and estimated useful lives have been estimated as follows (amounts in thousands except years):

	Estimated Fair Value	Estimated Useful Life (Years)
Customer relationships	$160		4
Tradenames	470		9
Developed technology	2,840	5	–	9
In-process research and development	650		9
Total identifiable intangible assets	$4,120

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

Cash and cash equivalents	$1,251
Accounts receivable, net	753
Prepaid expenses and other current assets	19
Property, plant and equipment, net	546
Operating right-of-use asset	233
Assets held for rent, net	2,441
Customer relationships	80
Tradenames	1,320
Developed technology	10,750
Goodwill	21,037
Accounts payable and accrued expenses	(807)
Deferred tax liabilities	(1,541)
Other liabilities	(232)
Fair value of net assets acquired	$35,850

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

In connection with the CBS Acquisition, we paid to CBS Seller (i) a base payment in the amount of $15.0 million, consisting of a cash payment of $11.0 million paid at the closing of the CBS Acquisition, less a cash holdback escrow of $550,000 to satisfy certain indemnification claims, and an aggregate number of shares of our common stock, with an aggregate fair value equal to $4.0 million, less a holdback escrow of shares of Common Stock with an aggregate value equal to $3.0 million to satisfy potential payments related to any product liability claims outstanding as of March 13, 2019, and (ii) potential earnout payments in calendar years 2020, 2021, 2022, 2023 and 2024 of up to an aggregate of, but not exceeding, $15.0 million payable to CBS Seller upon achieving certain specified revenue targets in each year for certain product lines.

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

Accounts receivable, net	$1,044
Inventory	3,232
Prepaid expenses and other current assets	29
Property, plant and equipment, net	3,615
Customer relationships	560
Tradenames	800
Developed technology	5,430
Goodwill	2,954
Accounts payable	(1,197)
Other liabilities	(611)
Fair value of net assets acquired	$15,856

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

Acquired Goodwill

The goodwill of $3.0 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. All of the goodwill recorded is expected to be deductible for income tax purposes.

4. Inventory

Inventory consists of the following at March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Raw materials	$3,282	$2,979
Work in progress	1,658	1,896
Finished goods	5,889	6,097
Total	$10,829	$10,972

5. Assets held for rent

Assets held for rent consist of the following at March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Shippers placed in service	$3,748	$3,073
Accumulated deprecation	(302)	(174)
Net	3,446	2,899
Shippers and related components in production	1,429	1,023
Total	$4,875	$3,922

Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $128,000 in depreciation expense related to assets held for rent during the three months ended March 31, 2020. We did not have any depreciation expense related to assets held for rent during the three months ended March 31, 2019

6. Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table represents the change in the carrying value of goodwill for the three months ended March 31, 2020:

(In thousands)
Balance as of December 31, 2019	$33,637
Correction of an error related to CBS goodwill	(131)
Balance as of March 31, 2020	$33,506

We adjusted goodwill from the CBS acquisition related to an immaterial error of $131,000 in payables that were paid during closing and incorrectly recorded as liabilities in our purchase price accounting as of December 31, 2019. We reduced our goodwill and accounts payable by $131,000.

Intangible Assets

Intangible assets, net consisted of the following at March 31, 2020:

(In thousands, except weighted average useful life)	March 31, 2020
Finite-lived intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$800	$(88)	$712	5.0
Tradenames	2,590	(205)	2,385	7.4
Technology – acquired	19,020	(1,473)	17,547	7.8
In-process R&D(1)	650	—	650	9.0
Total intangible assets	$23,060	$(1,766)	$21,294	7.7

(1)   In-process R&D represents the fair value of incomplete research and development that has not yet reached technological feasibility. We will amortize the asset upon technological feasibility, which has reached technological feasibility and been placed in service in the second quarter of 2020.

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

(1)   In-process R&D represents the fair value of incomplete research and development that has not yet reached technological feasibility. We will amortize the asset upon technological feasibility, which has reached technological feasibility and been placed in service in the second quarter of 2020.

Amortization expense for finite-lived intangible assets was $688,000 for the three months ended March 31, 2020. We had no amortization expense for finite-lived intangible assets for the three months ended March 31, 2019. In-process research and development was put into service in the second quarter of 2020, as such we have included the amortization in the schedule below based on an estimated life of 9 years. As of March 31, 2020, the Company expects to record the following amortization expense:

(In thousands) For the Years Ended December 31,	Estimated Amortization Expense
2020 (9 months remaining)	$2,100
2021	2,825
2022	2,825
2023	2,795
2024	2,770
Thereafter	7,979
Total	$21,294

7. Share-based Compensation

Service Vesting-Based Stock Options

The following is a summary of service vesting based stock option activity for the three month period ended March 31, 2020, and the status of stock options outstanding at March 31, 2020:

	Three Months Ended
	March 31, 2020
	Options	Weighted Avg. Exercise Price
Outstanding at beginning of period	1,570,455	$1.96
Granted	—	$—
Exercised	(251,180)	$1.84
Forfeited	—	$—
Expired	—	$—
Outstanding at March 31, 2020	1,319,275	$1.98

Service vesting-based stock options exercisable at March 31, 2020	1,263,377	$1.96

We recognized stock compensation expense of $61,000 and $144,000 related to service vesting-based options during the three month periods ending March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $9.9 million of aggregate intrinsic value of outstanding service vesting-based stock options, including $9.5 million of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. This amount will change based on the fair market value of the Company’s stock. During the quarters ended March 31, 2020 and 2019 intrinsic value of service vesting-based awards exercised was $3.0 million and $1.4 million, respectively. Total unrecognized compensation cost of service vesting-based stock options at March 31, 2020 of $86,000 is expected to be recognized over a weighted average period of 1.2 years.

Performance-based Stock Options

The following is a summary of performance-based stock option activity under our stock option plans for the three months ended March 31, 2020, and the status of performance-based stock options outstanding at March 31, 2020:

	Three Months Ended March 31, 2020
	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	737,497	$1.64
Granted	—	$—
Exercised	(17,113)	$1.64
Outstanding performance-based at March 31, 2020	720,384	$1.64

Performance-based stock options exercisable at March 31, 2020	720,384	$1.64

As of March 31, 2020, there was $5.7 million of aggregate intrinsic value of outstanding and exercisable performance-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. This amount will change based on the fair market value of the Company’s stock. The weighted average remaining contractual life of performance-based options outstanding and exercisable at March 31, 2020, is 1.7 years. All compensation cost of performance-based stock options outstanding at March 31, 2020 has been recognized.

There were no stock options granted to employees and non-employee directors in the three month periods ended March 31, 2020 and 2019.

Restricted Stock

Service vesting-based restricted stock

Service vesting-based restricted stock generally vests over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting in equal quarterly installments thereafter. The following is a summary of service vesting-based restricted stock activity for the three month period ended March 31, 2020, and the status of unvested service vesting-based restricted stock outstanding at March 31, 2020:

	Three Months Ended March 31, 2020
	Number of Restricted Shares	Grant-Date Fair Value
Unvested outstanding at beginning of period	429,399	$13.25
Granted	175,971	$9.43
Vested	(53 026)	$12.90
Forfeited	(7,000)	$15.92
Unvested outstanding at March 31, 2020	545,344	$12.01

The aggregate fair value of the service vesting-based awards granted during the three months ended March 31, 2020 and 2019 was $1.7 million and $2.6 million, respectively, which represents the market value of BioLife common stock on the date that the restricted stock awards were granted. The aggregate fair value of the service vesting-based restricted stock awards that vested was $813,000 and $853,000 for the three months ended March 31, 2020 and March 31, 2019, respectively.

We recognized stock compensation expense of $394,000 and $255,000 related to service vesting-based restricted stock awards for the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, there was $5.7 million in unrecognized compensation costs related to service vesting-based restricted stock awards. We expect to recognize those costs over 3.3 years.

Performance-based restricted stock

On March 25, 2020 the Company granted 82,805 shares of performance-based stock to its executives in the form of restricted stock. The shares granted contain a performance condition based on several Company metrics related to 2020 performance. The performance-based restricted stock awards will vest as to between 0% and 125% of the number of restricted shares granted to each recipient. The grant date fair value of this award was $9.18 per share. The fair value of this award will be expensed on a straight-line basis over the requisite service period ending on December 31, 2020.

We recognized stock compensation expense of $189,000 for the three months ended March 31, 2020 related to performance-based restricted stock awards. As of March 31, 2020, there was $571,000 in unrecognized non-cash compensation costs related to performance-based restricted stock awards expected to vest. We expect to recognize those costs over 0.8 years.

Performance-based restricted stock in lieu of cash

On March 25, 2020 the board of directors granted 34,154 restricted stock awards, at a fair value grant date of $9.18 per share, in lieu of the 2019 cash performance bonus for our executive compensation plan. The award vests in full on September 25, 2020 regardless of employment status on that date. All expenses related to these awards were incurred in the year ended December 31, 2019.

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

On March 25, 2020 the Company granted 109,140 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2020 through December 31, 2021 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 78%, 0% dividend yield and a risk-free interest rate of 0.3%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award will be expensed on a straight-line basis over the grant date to the vesting date of December 31, 2021.

We recognized stock compensation expense of $469,000 and $132,000 for the three months ended March 31, 2020 and 2019, respectively, related to market-based restricted stock awards. As of March 31, 2020, there was $2.6 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1.2 years.

We recorded total stock compensation expense for the three month periods ended March 31, 2020 and 2019, as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Research and development costs	$174	$67
Sales and marketing costs	229	154
General and administrative costs	577	278
Cost of product sales	133	32
Total	$1,113	$531

8. Warrants

In March 2014, in a registered public offering and in accordance with a separate note conversion agreement with certain note holders, the Company issued warrants to purchase 6,910,283 shares of common stock at $4.75 per share. The warrants expire in March 2021.

In May 2016, in connection with a credit facility with WAVI Holding AG, a significant stockholder of the Company, the Company issued a warrant to purchase 550,000 shares of common stock at $1.75 per share. The warrant was immediately exercisable and expires in May 2021.

The following table summarizes warrant activity for the three months ended March 31, 2020:

	Shares	Wtd. Avg. Exercise Price
Outstanding at December 31, 2019	3,959,005	$4.33
Exercised	(2,000)	4.75
Outstanding at March 31, 2020	3,957,005	$4.33

On May 14, 2020, the Company entered into separate warrant exercise agreements with WAVI Holding AG and Taurus4757 GmbH pursuant to which the warrant holders immediately exercised their respective warrants via a “cashless” exercise as agreed to by the Company. As a result of the cashless exercise, the Company issued an aggregate of 2,747,970 shares of Company common stock upon cashless exercise of an aggregate of 3,871,405 warrants. There are 85,600 warrants remaining at an exercise price of $4.75.

9. Income Taxes

The Company accounts for income taxes under ASC Topic 740 – Income Taxes. Under this standard, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled

We have recorded a full valuation allowance against our deferred tax assets. As we continue to have multiple quarters of positive net income, we will assess our valuation allowance. Based on all available evidence, we determined that we have not yet attained a sustained level of profitability. Therefore, we have maintained the full valuation allowance as of March 31, 2020. We may release all, or a portion, of the valuation allowance in the near-term, dependent on the verifiable positive evidence observed in future quarters.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The Company has reviewed the aspects of this law as it relates to income taxes and have concluded that at this time, the CARES Act will have no material impact to the Company’s 2020 provision for income taxes. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

As of March 30, 2020, the company started deferring the employer side of social security payments. We will pay back 50% of our total deferred payments in 2021 and the remaining 50% in 2022.

10. Net Income (Loss) per Common Share

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

In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. For the three month period ended March 31, 2020, we excluded 1.9 million common stock options, 2.7 million warrants, and a nominal amount of unvested stock awards from our calculation of diluted weighted average shares because they were antidilutive. For the three month period ended March 31, 2019, we excluded 2.7 million common stock options, 3.0 million warrants, and a nominal amount of unvested stock awards from our calculation of diluted weighted average shares because they were antidilutive.

The following table presents computations of basic and diluted earnings per share under the two class method:

	Three Months Ended March 31,
(In thousands, except per share and share data)	2020	2019
Numerator:
Net income (loss) attributable to common stockholders:
Basic	$18,364	$(19,161)
Diluted	$(174)	$(19,161)

Denominator:
Basic and diluted weighted average shares outstanding	21,010,817	18,648,397

Basic earnings per share	$0.87	$(1.03)
Diluted earnings per share	$(0.01)	$(1.03)

11. Commitments and Contingencies

Employment agreements

We have employment agreements with our Chief Executive Officer, Chief Financial and Operating Officer, Chief Science Officer, Chief Quality Officer, Chief Marketing Officer, Chief Revenue Officer, Vice President, Freezer Technologies, Vice President of Sales, Thaw Technologies, Vice President of Product Development, Thaw Technologies, and Vice President, Cold Chain Technologies Sales. None of these employment agreements is for a definitive period, but rather each will continue indefinitely until terminated in accordance with its terms. The agreements provide for a base annual salary, payable in monthly (or shorter) installments. In addition, the agreement with the Chief Executive Officer provides for incentive bonuses at the discretion of the Board of Directors. Under certain conditions and for certain of these officers, we may be required to pay additional amounts upon terminating the officer or upon the officer resigning for good reason.

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2020.

12. Revenue

We currently operate as one operating segment focusing on biopreservation tools.

We generate revenue from the sale of bioproduction products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. Under ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers.

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

The following table represents revenues by product line:

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019
Biopreservation media	$8,672	$5,770
Automated thawing	394	––
evo shippers	438	––
Freezers and accessories	2,658	––
Total revenue	$12,162	$5,770

13. Leases

We lease approximately 32,106 square feet in our Bothell, Washington headquarters. The term of our lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent is approximately $63,000 at March 31, 2020, with scheduled annual increases each August and again in October for the most recent amendment. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 1,250 square feet in our Menlo Park, California location. The term of our lease continues until July 1, 2020. In accordance with the lease agreement, the monthly base rent is approximately $5,000 at March 31, 2020. We are also required to pay an amount equal to the Company’s proportionate electrical expenses.

We lease approximately 9,932 square feet in our Albuquerque, New Mexico location. The term of our lease continues until December 31, 2021 with two options to extend the terms of the lease, each of which is for an additional period of three years, with the first extension term commencing, if at all, on December 1, 2021, and the second extension term commencing, if at all, December 1, 2024. In accordance with the lease agreement, the monthly base rent is approximately $9,000 at March 31, 2020, with a monthly increase if the term is extended.

We lease approximately 106,998 square feet in our Detroit, Michigan location. The term of our lease continues until November 30, 2020 with one option to extend the term of the lease, for an additional sixty months, with the extension term commencing, if at all, on November 12, 2020. These extension options are not accounted for under ASC Topic 842, “Leases” because we are not reasonably certain we will enter into the renewal options in their current terms and the current term is less than 12 months. With adequate notice prior to expiration of the option notice period, we have the right to purchase the premises for a purchase price that is mutually acceptable to landlord and tenant as agreed to by the parties on or before the expiration of the option notice period. In the event that the parties are unable to mutually agree on the option purchase price then each party shall obtain, at its sole cost and expense, an appraisal of the premises and the option purchase price will be the average of the two appraisals. For the avoidance of doubt, our right to elect to purchase the premises for the option purchase price will terminate upon the expiration of the option notice period, but we will not be obligated to close on the purchase of the premises prior to the expiration of the initial term. In accordance with the lease agreement, the monthly base rent is approximately $15,000 at March 31, 2020, with scheduled annual increases if the term is extended.

Operating leases recorded on our condensed consolidated balance sheet are primarily related to our Bothell, Washington headquarters space lease and our Albuquerque, New Mexico, SAVSU, space lease. We have not included extension options in our right of use assets or lease liabilities as we are not reasonably certain we will enter into the renewal options in their current terms. Our Detroit, Michigan and Menlo Park, California lease are not recorded on our condensed consolidated balance sheet as the term expires in one year or less.

Our financing lease is related to research equipment.

We used a weighted average discount rate of 6.5%, our market collateralized borrowing rate, and 8.1%, the weighted average implied interest on our leases, to determine our operating and financing lease liabilities, respectively. The weighted average remaining term of our operating and financing leases are 1.5 years and 0.9 years, respectively. We initially recognized $1.3 million in operating lease right of use assets and initially recognized $1.8 million in operating lease liabilities. Through the SAVSU acquisition we acquired $233,000 in operating lease right of use assets and acquired $232,000 in operating lease liabilities. The operating lease costs recognized in the three months ended March 31, 2020 were $229,000, which consist of $170,000 in operating lease costs and $59,000 in short-term lease costs, we did not have any variable lease costs. The operating lease cash paid in the three months ended March 31, 2020 of $217,000. Rent expense for the three months ended March 31, 2019, was recognized under prior GAAP (ASC 840) and amounted to $142,000.

Maturities of our operating lease liabilities as of March 31, 2020 is as follows:

(In thousands)	Operating Leases	Financing Leases
2020	$656	$11
2021	559	3
Total lease payments	1,215	14
Less: interest	(57)	(1)
Total present value of lease liabilities	$1,158	$13

14. Condensed Consolidated Balance Sheet Detail

Property and Equipment

(In thousands)	March 31, 2020	December 31, 2019
Property and equipment
Leasehold improvements	$2,137	$2,112
Furniture and computer equipment	810	794
Manufacturing and other equipment	5,261	5,187
Subtotal	8,208	8,093
Less: Accumulated depreciation	(2,801)	(2,521)
Net property and equipment	$5,407	$5,572

Depreciation expense for property and equipment was $285,000 and $98,000 for the three months ended March 31, 2020 and 2019, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	March 31, 2020	December 31, 2019
Accrued expenses and other current liabilities	$337	$302
Other payables	676	1,018
Accrued compensation	1,762	1,554
Deferred revenue	282	324
Other	23	171
Total accrued expenses and other current liabilities	$3,080	$3,369

15. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $84,000 and $50,000 contributions to the plan for the three months ended March 31, 2020 and 2019, respectively.

16. Subsequent Event

Paycheck Protection Program

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

Casdin Financing

On May 22, 2020, the Company closed on a share purchase agreement with Casdin Capital LLC, a current stockholder of the Company, pursuant to which Casdin invested $20 million in the Company at a price per share of $10.50. Pursuant to the terms of the share purchase agreement, the Company issued to Casdin 1,904,762 shares of Company common stock. The Company also granted Casdin certain registration rights requiring the Company to file a registration statement with the Securities and Exchange Commission covering the resale by Casdin of the shares issued in the transaction.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about our products, including our newly acquired products, customers, regulatory approvals, the potential utility of and market for our products and services, our ability to implement our business strategy and anticipated business and operations, in particular following our 2019 acquisitions, future financial and operational performance, our anticipated future growth strategy, including the acquisition of synergistic cell and gene therapy manufacturing tools and services or technologies or other companies or technologies, capital requirements, intellectual property, suppliers, joint venture partners, future financial and operating results, the impact of the COVID-19 pandemic, plans, objectives, expectations and intentions, revenues, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, regulatory filings and requirements, the estimated potential size of markets, capital requirements, the terms of any capital financing agreements, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Quarterly Report on Form 10-Q. We intend that such forward-looking statements be subject to the safe harbors created thereby.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

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

A key feature of our biopreservation media products is their “fully-defined” profile. All of our cGMP products are serum-free, protein-free and are formulated and filled using aseptic processing. We strive to use USP/Multicompendial grade or the highest quality available synthetic components. We believe that all of these features benefit prospective customers by facilitating the qualification process required to incorporate our products into their regulatory filings.

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

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Results of Operations

We did not observe significant impacts on our results of operations for the three months ended March 31, 2020 due to the global outbreak of novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”). We estimate that we received approximately $1.5-$2.0 million in incremental media revenue resulting from what we believe were safety stock purchases of media. The ultimate impacts of COVID-19 on our business and results of operations are currently unknown. We expect to continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our financial and operating results.

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Revenues

In 2019, we acquired three companies which resulted in increased revenue diversification compared to prior years, in which nearly all revenue was derived from our biopreservation media product line. In the three months ended March 31, 2020, we saw a more diversified revenue, both in terms of product and customer concentration, a trend we expect to see continue through 2020.

The following table represents revenues by product line for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019
Biopreservation media	$8,672	$5,770
Automated thawing	394	—
evo shippers	438	—
Freezers and accessories	2,658	—
Total revenue	$12,162	$5,770

Revenue increased by $6.4 million, or 111%, in the three months ended March 31, 2020 compared with 2019. The increase is due to the acquisitions throughout 2019 and an increase in product revenue of our biopreservation media products. Product revenue of our biopreservation media products increased by $2.9 million, or 50% in the three months ended March 31, 2020 compared with the same period in 2019. We estimate that we received approximately $1.5-$2.0 million in incremental media revenue resulting from what we believe were safety stock purchases of media as a result of COVID-19. Our biopreservation media products continued to be adopted by customers in the C> market and we realized a higher selling price per liter in 2020 compared to 2019. Revenue is impacted by the relatively high degree of customer concentration, the timing of orders, the development efforts of our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicative of a trend. We also expect to see quarterly fluctuations based on large customer ordering patterns throughout 2020.

Costs and Operating Expenses

Total costs and operating expenses for three months ended March 31, 2020 and 2019 were comprised of the following:

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
Operating expenses:
Cost of product and rental revenue	$4,568	$1,647	177%
Research and development	1,663	359	363%
Sales and marketing	1,576	837	88%
General and administrative	3,135	2,153	46%
Intangible assets amortization	688	—	100%
Acquisition costs	225	208	8%
Change in fair value of contingent consideration	(63)	—	(100%)
Total costs and operating expenses	$11,792	$5,204	127%
% of revenue	97%	90%

Cost of product and rental revenue

In the three months ended March 31, 2020 cost of revenue increased $2.9 million, or 177% when compared to the same period in 2019, due primarily to the increase in revenue mentioned above. We expect that cost of product revenue may fluctuate in future quarters based on production volumes and product mix. The product lines acquired in 2019 have a higher cost of product revenue than our biopreservation media products.

Cost of product revenue as a percentage of revenue was 38%, and 29% for the three months ended March 31, 2020 and 2019, respectively. Cost of product revenue in 2020 includes $196,000 in inventory step-up related amortization recorded in the purchase accounting of our Astero and CBS acquisitions. The increase in cost of product revenue as a percentage of revenue is a result of the inventory step-up, and higher costs of product revenue as a percentage of revenue for the product lines acquired in 2019 through the Astero, Savsu and CBS acquisitions.

Research and Development Expenses

Research and development (“R&D”) expense consist primarily of salaries and other personnel-related costs, consulting and external product development services.

R&D expense for the three months ended March 31, 2020 increased $1.3 million in 2019, or 363%, compared with the same period in 2019. The increase is primarily due to our three acquisitions in 2019 and stock compensation expense.

We expect our R&D expense to increase as we continue to expand, develop and refine the product lines we acquired in 2019.

Sales and Marketing Expenses

Sales and marketing expense (“S&M”) consists primarily of salaries and other personnel-related costs, stock compensation expense, trade shows, sales commissions and advertising.

S&M expense for the three months ended March 31, 2020 increased $0.7 million, or 88%, compared with the same period in 2019. The increase reflects the S&M costs we absorbed related to our acquisitions, stock compensation expense and an increase in our direct selling costs.

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

G&A expenses for the three months ended March 31, 2020 increased by $1.0 million, or 46%, compared with the same period in 2019. The increase reflects the assumption of G&A expenses related to our 2019 acquisitions, and the continued buildout of our administrative infrastructure, primarily through increased headcount and information technology expenditures, to support expected future growth and stock compensation expense.

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

Acquisition costs

Acquisition costs consist of legal, accounting, third-party valuations, and other due diligence costs incurred related to our Astero, SAVSU and CBS acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our Astero acquisition.

Other Income and Expense

Total other income and expenses for the three months ended March 31, 2020 and 2019 were comprised of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	$ Change	% Change
Change in fair value of warrant liability	$21,914	$(19,663)	$41,577	211%
Interest income (expense), net	28	168	(140)	(83%)
Other	(4)	—	(4)	—

Loss on equity method investment – SAVSU	—	(232)	(232)	100%
Total other income (expenses)	$21,938	$(19,727)	$41,665	211%

Change in fair value of warrant liability. Reflects the changes in fair value associated with the periodic “mark to market” valuation of certain warrants that were issued in 2014. Due to the change in our stock price during the three months ended March 31, 2020 from December 31, 2019, we had a lower warrant liability and a corresponding unrealized, non-cash gain of $21.9 million due to the change in fair value of our warrant liability.

Interest income (expense), net. We earn interest on cash held in our money market account. We had a lower weighted average cash balance in our money market account for the three months ended March 31, 2020 compared to 2019. Interest expense is related to equipment financing.

Loss on equity method investment. The non-cash loss associated with our proportionate share of the net loss in our investment in SAVSU prior to our acquisition of the remaining shares of SAVSU and subsequent consolidation of SAVSU in our financial statements.

Liquidity and Capital Resources

On March 31, 2020 and December 31, 2019, we had $6.4 million in cash and cash equivalents. We acquired Astero on April 1, 2019 for $12.5 million in cash and contingent consideration of up to $8.5 million (which payment requirement has not been triggered or otherwise paid to date). We anticipate paying $484,000 for the earnout related to 2019 revenues of Astero in the second quarter of 2020. On August 8, 2019, we acquired SAVSU for 1,100,000 shares of common stock. On November 12, 2019, we acquired CBS for $11.0 million in cash, $4.0 million in shares of our common stock, and up to $15.0 million in contingent consideration payable in cash or stock (which payment requirement has not been triggered or otherwise paid to date).

On May 22, 2020, the Company closed on a share purchase agreement with Casdin Capital LLC, a current stockholder of the Company, pursuant to which Casdin invested $20 million in the Company. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash and cash equivalents including proceeds from the Casdin investment, will be sufficient to meet our liquidity needs for at least the next 12 months. However, if our revenues do not grow as expected, including as a result of the COVID-19 pandemic, and if we are not able to manage expenses sufficiently, we may be required to obtain additional equity or debt financing if our cash resources are depleted. Further, the Company may choose to raise additional capital through a debt or equity financing in an attempt to mitigate the heightened level of business uncertainty caused by the COVID-19 pandemic, or in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Cash Flows

	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change
Operating activities	$687	$1,146	$(459)
Investing activities	(1,227)	(156)	(1,071)
Financing activities	492	177	315
Net increase (decrease) in cash and cash equivalents	$(48)	$1,167	$(1,215)

Net Cash Provided by Operating Activities

During the three months ended March 31, 2020, net cash provided by operating activities was $687,000 compared to $1.1 million for the three months ended March 31, 2019. The decrease in cash provided by operating activities was the result of increase operating expenses from our 2019 acquisitions.

Net Cash Used In Investing Activities

Net cash used by investing activities totaled $1.2 million during the three months ended March 31, 2020 compared to $156,000 for the three months ended March 31, 2019. The increase in investing activities was the result of purchasing assets held for rent for SAVSU. Both period investing activities included purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $492,000 during the three months ended March 31, 2020, compared to $177,000 during the three months ended March 31, 2019. Net cash provided by financing activities in the three months ended March 31, 2020 and 2019 was primarily the result of proceeds received from stock option exercises and warrant exercises.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. There have been no significant changes to these obligations in the three months ended March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-Q were not effective due to the existence of a material weakness in our internal controls over complex equity transactions because we have insufficient technical resources to appropriately analyze and account for complex financial instruments, specifically with regard to our prior interpretation of ASC 480, “Distinguishing Liabilities from Equity”, as it related to the initial classification and subsequent accounting of certain of our outstanding warrants as equity instruments dating back to March 2014, and ASC 718, “Stock Compensation” as it related to the accounting for stock awards with market-based vesting conditions. Errors in the accounting for these transactions resulted in the restatement of previously issued financial statements.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: Other Information

Item 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which BioLife has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2019 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2019.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

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

BIOLIFE SOLUTIONS, INC.

Dated: May 29, 2020	/s/ Roderick de Greef
Roderick de Greef
Chief Financial and Chief Operating Officer (Duly authorized officer and principal financial and accounting officer)

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