Form 10-K/A
period 2019-12-31
BIOLIFE SOLUTIONS INC
filed 2020-06-18
CIK 834365

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

Large accelerated filer  ☐   Accelerated filer  ☑   Non-accelerated filer  ☐   Smaller reporting company  ☑   Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

As of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity (based on closing price on June 28, 2019 of $16.95 per share) held by non-affiliates was approximately $230 million.

As of June 12, 2020, 25,963,241 shares of the registrant’s common stock were outstanding.

Explanatory Note

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “BioLife Solutions, Inc.”, “BioLife”, “we”, “us”, “our”, or the “Company” refer to BioLife Solutions, Inc. and its subsidiaries, taken as a whole, unless the context otherwise indicates.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of BioLife Solutions, Inc. for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission ("SEC") on May 15, 2020 (the "Original Filing"). In the Original Filing, the Company, in consultation with its Audit Committee, concluded that its previously issued Consolidated Financial Statements for the periods beginning with the first quarter of 2018 through the third quarter of 2019 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon (the Audit Committee concluded that it was not necessary to restate the financial statements for any period prior to January 1, 2018).

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

We are filing this Amendment No. 1 to include the selected financial data described in Item 6. Selected Financial Data which such financial data give effect to the change in accounting for the Warrants as previously disclosed in the Original Filing.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Consolidated Financial Statements, in all of the Affected Periods or in any of the periods included in Item 6, Selected Financial Date in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses or total cash flows from operations for any of these periods.

While, as a smaller reporting company, we are not required to include Item 6. information, we have elected to do so to provide additional disclosure surrounding the Warrants. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Item 6 of Form 10-K, a signature page and the certifications required to be filed as exhibits.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Item 6, Selected Financial Data, of the Original Filing is hereby amended and restated in its entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

PART II

ITEM 6. SELECTED FINANCIAL DATA

The consolidated statement of operations for the years ended December 31, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2019 and 2018 presented below have been derived from our audited consolidated financial statements and footnotes included in the Original Filing. The consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from previously filed consolidated financial statements which were not restated in connection with the reclassification of our Warrants (and, as described in the Original Filing, should not be relied upon) and are not included in our Original Filing. Historical results are not necessarily indicative of future results. The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in our Original Filing.

Statement of Operations Data:

	For the Years Ended December 31,
(In thousands, except per share and share data)	2019(1)(2)	2018(3) (Restated)	2017(4) (Restated) (Unaudited)	2016(4) (Restated) (Unaudited)	2015(4) (Restated) (Unaudited)

Total product and rental revenue	$27,371	$19,742	$11,022	$8,227	$6,449
Operating costs and expenses:
Cost of product and rental revenue (exclusive of intangible assets amortization)	8,760	6,217	4,276	3,448	2,635
Research and development	3,168	1,298	1,193	2,028	1,379
Sales and marketing	4,701	2,615	2,086	3,010	2,583
General and administrative	8,893	5,950	4,523	4,592	4,869
Intangible assets amortization	1,079	—	—	—	—
Acquisition costs	940	—	—	—	—
Change in fair value of contingent consideration	50	—	—	—	—
Total operating expenses	27,591	16,080	12,078	13,078	11,466
Operating income (loss)	(220)	3,662	(1,056)	(4,851)	(5,017)

Change in fair value of warrant liability	(12,835)	(28,271)	(18,456)	6,529	(2,237)
Other income (expenses)	9,857	(396)	(1,459)	(3,190)	22
Total other expenses	(2,978)	(28,667)	(19,915)	3,339	(2,215)
Net income (loss) before provision for income taxes	(3,198)	(25,005)	(20,971)	(1,512)	(7,232)
Income tax (benefit)	(1,541)	—	—	—	—
Net loss	(1,657)	(25,005)	(20,971)	(1,512)	(7,232)
Net loss attributable to non-controlling interest	—	—	—	1,166	781
Net loss attributable to BioLife Solutions, Inc.	(1,657)	(25,005)	(20,971)	(346)	(6,451)
Less: Preferred stock dividends	—	(339)	(213)	—	—
Net loss attributable to common stockholders	$(1,657)	$(25,344)	$(21,184)	$(346)	$(6,451)
Earnings per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(1.56)	$(1.60)	$(0.03)	$(0.53)
Weighted average shares outstanding
Basic and diluted	19,460,299	16,256,465	13,263,881	12,642,996	12,177,396

Balance Sheet Data:

	As of December 31,
(In thousands)	2019(1)(2)	2018(3) (Restated)	2017(4) (Restated) (Unaudited)	2016(4) (Restated) (Unaudited)	2015(4) (Restated) (Unaudited)
Cash and cash equivalents, including investments of marketable securities	$6,448	$30,657	$6,663	$1,406	$3,825
Total assets	92,816	45,467	12,143	7,927	12,370
Current liabilities	7,669	1,939	1,513	1,133	1,726
Warrant liability	39,602	28,516	19,624	3,722	10,251
Promissory note payable to related party	—	—	—	2,844	—
Total liabilities	49,362	30,835	21,674	8,482	12,762
Additional paid in capital	143,485	113,008	63,505	51,270	49,737
Accumulated earnings (deficit)	(100,052)	(98,395)	(73,050)	(51,839)	(51,493)
Total shareholders’ equity (deficit)	$43,454	$14,632	$(9,530)	$(556)	$(393)

(1)

Includes the impact of the acquisitions of Astero Bio Corporation, SAVSU Technologies (which we previously had a non-controlling interest in), and Custom Biogenic Systems, Inc. on April 1, August 8, and November 12, 2019, respectively.

(2)

The selected financial data for years ended December 31, 2019 reflects the adoption of ASU No. 2016-02—Leases (Topic 842) (Lease Standard). The selected financial data for periods ended December 31, 2018, 2017, 2016 and 2015, does not reflect adoption of Topic 842.

(3)	The information included herein for the year ended December 31, 2018 reflects the restated financial information included in the Original Filing.
(4)

The information for the years ended December 31, 2017, 2016 and 2015 have been adjusted from their original form to reflect due the reclassification of the Warrants as warrant liabilities as described in Part II, Item 8, Note 2 “Restatement of Consolidated Financial Statements” in our Original Filing. As described in the Original Filing and herein, the Audit Committee concluded that it was not necessary to restate the financial statements for any period prior to January 1, 2018 in connection with the reclassification of the Warrants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

Exhibit Number	Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 18, 2020	BIOLIFE SOLUTIONS, INC.

/s/ MICHAEL RICE
Michael Rice
Chief Executive Officer and President (principal executive officer) and Director