Form 10-Q
period 2020-06-30
BIOLIFE SOLUTIONS INC
filed 2020-08-10
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, 32,001,581 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BioLife Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(In thousands, except per share and share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$29,879	$6,448
Accounts receivable, trade, net	4,351	5,345
Inventories	10,890	10,972
Prepaid expenses and other current assets	1,134	1,348
Total current assets	46,254	24,113

Assets held for rent, net	4,958	3,922
Property and equipment, net	5,347	5,572
Operating lease right-of-use assets, net	740	1,040
Long-term deposits and other assets	36	50
Investments	2,500	2,500
Accrued interest receivable	41	––
Intangible assets, net	20,588	21,982
Goodwill	33,506	33,637
Total assets	$113,970	$92,816

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,077	$3,119
Accrued expenses and other current liabilities	2,606	3,369
Lease liabilities, operating, current portion	844	804
Contingent consideration, current portion	––	377
Warrant liability, current portion	963	––
Total current liabilities	7,490	7,669

Warrant liability, long-term	––	39,602
Contingent consideration, long-term	388	1,537
Lease liabilities, operating, long-term	116	550
Other long-term liabilities	133	4
Total liabilities	8,127	49,362

Commitments and Contingencies (Note 11)

Shareholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	––	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 25,982,367 and 20,825,452 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	26	21
Additional paid-in capital	199,941	143,485
Accumulated deficit	(94,124)	(100,052)
Total shareholders’ equity	105,843	43,454
Total liabilities and shareholders’ equity	$113,970	$92,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioLife Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share and share data)	2020	2019	2020	2019
Product revenue	$9,489	$6,701	$21,216	$12,471
Rental revenue	431	––	866	––
Total product and rental revenue	9,920	6,701	22,082	12,471
Operating expenses
Cost of product and rental revenue (exclusive of intangible assets amortization)	4,499	1,968	9,067	3,616
Research and development	1,477	691	3,140	1,050
Sales and marketing	1,366	945	2,942	1,782
General and administrative	3,278	2,207	6,413	4,359
Intangible assets amortization	706	104	1,394	104
Acquisition costs	13	39	238	247
Change in fair value of contingent consideration	(1,463)	––	(1,526)	––
Total operating expenses	9,876	5,954	21,668	11,158
Operating income	44	747	414	1,313

Other income (expense)
Change in fair value of warrant liability	(16,442)	3,586	5,472	(16,077)
Interest income	18	137	47	307
Interest expense	––	(1)	(1)	(4)
Other expense	––	––	(4)	––
Loss from equity method investment in SAVSU	––	(217)	––	(448)
Total other income (expenses)	(16,424)	3,505	5,514	(16,222)

Net income (loss) before provision for income taxes	(16,380)	4,252	5,928	(14,909)
Income tax (benefit)	––	––	––	––
Net income (loss)	(16,380)	4,252	5,928	(14,909)

Net income attributable to common stockholders:
Basic	$(16,380)	$3,425	$5,093	$(14,909)
Diluted	$(16,380)	$545	$350	$(14,909)
Earnings per share attributable to common stockholders
Basic	$(0.70)	$0.18	$0.23	$(0.80)
Diluted	$(0.70)	$0.02	$0.01	$(0.80)
Weighted average shares used to compute earnings per share attributable to common stockholders:
Basic	23,292,635	18,819,459	22,151,726	18,734,401
Diluted	23,292,635	24,539,299	27,013,580	18,734,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioLife Solutions, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

	Six Months Ended June 30, 2020
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2019	—	$—	20,825,452	$21	$143,485	$(100,052)	$43,454
Stock issued as 2019 bonus payout	—	—	—	—	314	—	314
Sale of common stock, net of fees	—	—	1,904,762	2	19,912	—	19,914
Stock-based compensation	—	—	—	—	2,258	—	2,258
Stock option exercises	—	—	410,793	—	783	—	783
Cashless exercises of 3,871,405 warrants	—	—	2,747,970	3	33,108	—	33,111
Warrant exercises	—	—	5,000	—	81	—	81
Stock issued – on vested RSUs	—	—	88,390	—	—	—	—
Net income	—	—	—	—	—	5,928	5,928
Balance, June 30, 2020	—	$—	25,982,367	$26	$199,941	$(94,124)	$105,843

	Three Months Ended June 30, 2020
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2020	—	$—	21,148,771	$21	$145,432	$(77,744)	$67,709
Sale of common stock, net of fees	—	—	1,904,762	2	19,912	—	19,914
Stock-based compensation	—	—	—	—	1,145	—	1,145
Stock option exercises	—	—	142,500	—	293	—	293
Cashless exercises of 3,871,405 warrants	—	—	2,747,970	3	33,108	—	33,111
Warrant exercises	—	—	3,000	—	51	—	51
Stock issued – on vested RSUs	—	—	35,364	—	—	—	—
Net loss	—	—	—	—	—	(16,380)	(16,380)
Balance, June 30, 2020	—	$—	25,982,367	$26	$199,941	$(94,124)	$105,843

	Six Months Ended June 30, 2019
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2018	—	$—	18,547,406	$19	$113,008	$(98,395)	$14,632
Stock-based compensation	—	—	—	—	1,349	—	1,349
Stock option exercises	—	—	236,061	—	462	—	462
Warrant exercises	—	—	29,000	—	538	—	538
Stock issued – on vested RSUs	—	—	86,142	—	—	—	—
Net loss	—	—	—	—	—	(14,909)	(14,909)
Balance, June 30, 2019	—	$—	18,898,609	$19	$115,357	$(113,304)	$2,072

	Three Months Ended June 30, 2019
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2019	—	$—	18,717,095	$19	$113,797	$(117,556)	$(3,740)
Stock-based compensation	—	—	—	—	818	—	818
Stock option exercises	—	—	136,364	—	301	—	301
Warrant exercises	—	—	24,000	—	441	—	441
Stock issued – on vested RSUs	—	—	21,150	—	—	—	—
Net income	—	—	—	—	—	4,252	4,252
Balance, June 30, 2019	—	$—	18,898,609	$19	$115,357	$(113,304)	$2,072

 The accompanying notes are an integral part of these condensed consolidated financial statements.

BioLife Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$5,928	$(14,909)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	973	209
Amortization of intangible assets	1,394	104
Non cash lease expense	300	241
Stock-based compensation	2,258	1,349
Loss from equity method investment in SAVSU	—	448
Change in fair value of contingent consideration	(1,526)	—
Change in fair value of warrant liability	(5,472)	16,077
Other	—	2

Change in operating assets and liabilities
Accounts receivable, trade, net	924	(632)
Inventories	82	(1,341)
Prepaid expenses and other current assets	256	(32)
Accounts payable	63	(36)
Accrued compensation and other current liabilities	177	(348)
Other	(467)	(53)
Net cash provided by operating activities	4,890	1,079

Cash flows from investing activities
Payments related to the Astero Bio Acquisition, net of cash acquired	—	(12,439)
Purchase of property and equipment	(251)	(266)
Purchase of assets held for rent, net	(1,432)	—
Net cash used in investing activities	(1,683)	(12,705)

Cash flows from financing activities
Proceeds from PPP Loan	2,175	—
Payoff of PPP Loan	(2,175)	—
Payments of contingent consideration	(483)	—
Proceeds from sale of common stock, net of fees	19,914	—
Proceeds from exercise of common stock options	783	462
Proceeds from exercise of warrants	24	138
Other	(14)	(14)
Net cash provided by financing activities	20,224	586

Net increase (decrease) in cash and cash equivalents	23,431	(11,040)
Cash and cash equivalents - beginning of period	6,448	30,657
Cash and cash equivalents - end of period	$29,879	$19,617

Non-cash investing and financing activities
Cashless exercise of warrants reclassed from warrant liability to common stock	$33,111	$—
Reclassification of warrant liability to equity upon exercise	$57	$400
Purchase of property & equipment not yet paid	$29	$4
Purchase of equipment with debt	$133	$—
Deferred financing costs not yet paid	$55	$—
Stock issued as bonus consideration	$314	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOLIFE SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Organization and Significant Accounting Policies

Business

BioLife Solutions, Inc. (“BioLife,” “us,” “we,” “our,” or the “Company”) is a leading developer, manufacturer and supplier of a portfolio of bioproduction tools including proprietary biopreservation media, automated thawing devices, cloud-connected shipping containers, and freezer technology for cell and gene therapies. Our CryoStor® freeze media and HypoThermosol® hypothermic storage are optimized to preserve cells in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death; offering commercial companies and clinical researchers significant improvement in shelf life and post-preservation viability and function. Our ThawSTAR® product line is comprised of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products improve the quality of administration of high-value, temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating which are inherent with the use of traditional water baths. Our evo shipping containers are innovative high-performance cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals. Our cryogenic freezer technology provides for controlled rate freezing and storage of biologic materials.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by BioLife Solutions, Inc. in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Astero Bio Corporation (“Astero,” and the Astero product line, “ThawStar” acquired on April 1, 2019), SAVSU Technologies, Inc. (“SAVSU” and the product line “evo” acquired on August 8, 2019), and Arctic Solutions, Inc. dba Custom Biogenic Systems (“CBS” and the freezer and accessory product lines acquired on November 12, 2019). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Financial Statement Reclassification

Certain classifications on the Condensed Consolidated Statements of Cash Flows related to non cash lease expense and accrued expenses and other current liabilities for the three and six months ended June 30, 2019 were reclassified to conform to current period presentation. These reclassifications have no impact on previously reported total revenue, net income (loss), net assets, or total operating cash flows.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Liquidity and Capital Resources

On June 30, 2020 and December 31, 2019, we had $29.9 million and $6.4 million in cash and cash equivalents, respectively. We acquired Astero on April 1, 2019 for $12.5 million in cash and contingent consideration of up to $8.5 million. We paid $483,000 of contingent consideration related to 2019 revenues of Astero in the second quarter of 2020. On November 12, 2019, we acquired CBS for $11.0 million in cash, $4.0 million in shares of our common stock, and up to $15.0 million in contingent consideration payable in cash or stock (which payment requirement has not been triggered or otherwise paid to date).

On May 22, 2020, the Company closed on a share purchase agreement with Casdin Capital LLC, a current stockholder of the Company (“Casdin”), pursuant to which Casdin invested $20 million in the Company at $10.50 per share. On July 7, 2020, the Company closed its public offering of 5,951,250 shares of common stock at the public offering price of $14.50 per share, which includes the shares purchased pursuant to the exercise in full of the underwriters' option to purchase up to an additional 776,250 shares of its common stock. The net proceeds from the offering to BioLife, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $81 million.

Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash and cash equivalents including proceeds from the public offering, will be sufficient to meet our liquidity needs for at least the next 12 months. However, if our revenues do not grow as expected, including as a result of the COVID-19 pandemic, and if we are not able to manage expenses sufficiently, we may be required to obtain additional equity or debt financing. Further, the Company may choose to raise additional capital through a debt or equity financing in an attempt to mitigate the heightened level of business uncertainty caused by the COVID-19 pandemic, or in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Risks and Uncertainties

COVID-19 Pandemic

On March 10, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) a pandemic. The COVID-19 pandemic, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shutdowns and other restrictions, has affected the Company’s business in several ways. In the last two weeks of March 2020, the Company received higher than average orders for its cryopreservation media products. The Company estimates that a total of between $1.5 to $2.0 million of orders for cryopreservation were shipped to customers wanting to have product on hand in the event of any potential supply disruptions. At this time, the Company is unable to determine whether the incremental cryopreservation “safety stock” orders represent a permanent inventory layer for our customers, or whether it was simply demand pull forward, which could result in lower cryopreservation orders in subsequent periods. Further, while the sales of our automated thaw and freezer product lines were not materially affected in the three months ended March 31, 2020, we believe the sales of these capital equipment products were negatively impacted in the second quarter ended June 30, 2020, due to customer facility closures resulting in delayed deliveries. We also believe that new capital equipment decisions may be delayed due to the pandemic, which would impact our automated thaw and freezer product lines, although at this time, the Company cannot estimate the financial impact.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company determined that the economic uncertainty caused by the COVID-19 pandemic was a trigger for an impairment review of certain long-lived assets based on the expected near term weakness in ThawStar and freezer revenue resulting from the impact of COVID-19. The Company revised the revenue projections for these two product lines to determine the impact on the fair value of the contingent consideration related to the existing earnout provisions. Based on results of the fair value analysis of the contingent consideration, the Company reduced the fair value of the combined contingent consideration liability from $1.9 million at March 31, 2020, to $388,000 at June 30, 2020.

As a result of the Company’s changed outlook for near term revenue from the ThawStar and freezer product lines, estimated undiscounted cash flow projections were developed to determine if any impairment of the related intangible assets was warranted. After conducting such review, the Company determined that there was no impairment of the remaining long-lived assets as of June 30, 2020. Given the inherent uncertainties of the COVID-19 pandemic and the estimates used in these cash flow projections, changes based on facts and circumstances in future quarters could give rise to impairment.

The Company may also experience other negative impacts of the COVID-19 outbreak such as the lack of availability of the Company’s key personnel, additional temporary closures of the Company’s office or the facilities of the Company’s business partners, customers, third party service providers or other vendors, the inability to travel to market and sell our products, and the interruption of the Company’s supply chain, distribution channels, liquidity and capital or financial markets.

Any disruption and volatility in the global capital markets as a result of the pandemic may increase the Company’s cost of capital and adversely affect the Company’s ability to access financing when and on terms that the Company desires. In addition, a recession resulting from the spread of COVID-19 could materially affect the Company’s business, especially if a recession results in higher unemployment causing potential patients to not have access to health insurance.

The ultimate extent to which the COVID-19 pandemic and its repercussions impact the Company’s business will depend on future developments, which are highly uncertain. However, the foregoing and other continued disruptions to the Company’s business as a result of COVID-19 could result in a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

On March 27, 2020, the President signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company will continue to monitor the impact that the CARES Act may have on the Company’s business, financial condition, results of operations, or liquidity.

We determined that we met the original eligibility requirements per the guidelines original established by the U.S. federal government as part of the CARES Act for the Pursuant to the Paycheck Protection Program (the “PPP”). As such, on April 20, 2020, the Company received $2,175,320 in support from the PPP. Because the U.S. government subsequently changed its position and guidelines related to the PPP and publicly traded companies, the Company repaid the loan on April 29, 2020. As of March 30, 2020, the company started deferring the employer side of social security payments. We will pay back 50% of our total deferred payments in 2021 and the remaining 50% in 2022.

Concentrations of credit risk and business risk

In the three months ended June 30, 2020, we derived approximately 25% of our product revenue from two customers and in the six months ended June 30, 2020, we derived approximately 13% of our revenue from one customer. In the three months ended June 30, 2019, we derived approximately 17% of our product revenue from one customer and in the six months ended June 30, 2019, we derived approximately 20% of our revenue from one customer. No other customer accounted for more than 10% of revenue in the six months ended June 30, 2020 or 2019. In the three months ended June 30, 2020 and 2019, we derived approximately 62% and 82%, of our revenue from CryoStor products, respectively. Due to our acquisitions in 2019, we expect both our revenue concentration related to CryoStor and our customer concentrations to be reduced for the year ended December 31, 2020. At June 30, 2020, two customers accounted for approximately 22% of total gross accounts receivable. At December 31, 2019, two customers accounted for approximately 25% of total gross accounts receivable.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by customers’ geographic locations	2020	2019	2020	2019
United States	70%	71%	73%	66%
Canada	18%	17%	14%	20%
Europe, Middle East, Africa (EMEA)	10%	11%	11%	12%
Other	2%	1%	2%	2%
Total revenue	100%	100%	100%	100%

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.

As of June 30, 2020 and December 31, 2019, the Company valued the Astero and CBS contingent consideration, investment in convertible debt, and warrant liability at fair value, which require Level 3 inputs

For the Astero and CBS contingent consideration, the significant Level 3 inputs are the future projected revenue and revenue volatility from the acquired businesses. The company used best estimates in developing revenue forecasts.

For the investment in convertible debt, the significant Level 3 inputs are the expected term of the instrument, the underlying credit worthiness of the issuer and the valuation of various embedded features in the note, which are based on future financings of the issuer. The expected term the range of our estimate is 3 to 5 years, with equal weighting over this term. There is currently no quantitative information concerning the creditworthiness of the issuer.

For the warrant liability, the significant Level 3 inputs include the estimated term of the warrants and the volatility of the Company’s common stock. For the estimated term of the warrants, we used the actual terms of the warrants, which are all currently less than one year.  For the volatility off the Company’s stock we used historical volatility for the remaining term of each warrant.  These amounts ranged from 73.9% to 77.7%. We did not make any adjustments to the historical volatility.

There were no remeasurements to fair value during the six months ended June 30, 2020 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of  June 30, 2020 and  December 31, 2019, based on the three-tier fair value hierarchy:

(In thousands)

As of June 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$29,879	$—	$—	$29,879
Convertible debt held at fair value	—	—	1,000	1,000
Total	29,879	—	1,000	30,879
Liabilities:
Contingent consideration - business combinations	—	—	387	387
Warrant liability	—	—	963	963
Total	$—	$—	$1,350	$1,350

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$6,448	$—	$—	$6,448
Convertible debt held at fair value	—	—	1,000	1,000
Total	6,448	—	1,000	7,448
Liabilities:
Contingent consideration - business combinations	—	—	1,914	1,914
Warrant liability	—	—	39,602	39,602
Total	$—	$—	$41,516	$41,516

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

	June 30,	December 31,
(In thousands)	2020	2019
Beginning balance	$1,000	$1,000
Purchases	—	—
Change in fair value recognized in net income	—	—
Total	$1,000	$1,000

The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	June 30,	December 31,
(In thousands)	2020	2019
Beginning balance	$1,914	$—
Additions	—	2,347
Change in fair value recognized in net income	(1,526)	50
Payments earned, reclassified to accrued liabilities	—	(483)
Total	$388	$1,914

The following table presents the changes in fair value of warrant liabilities which are measured using Level 3 inputs:

	June 30,	December 31,
(In thousands)	2020	2019
Beginning balance	$39,602	$28,516
Exercised warrants	(33,167)	(1,749)
Change in fair value recognized in net income	(5,472)	12,835
Ending balance	$963	$39,602

3.	Acquisitions

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

In connection with the acquisition, the Company paid (i) a base payment in the amount of $12.5 million consisting of (x) an initial cash payment of $8.0 million at the closing of the transactions, subject to adjustment for working capital, net debt and transaction expenses, and (y) a deferred cash payment that was paid into escrow and subsequently paid to Astero of $4.5 million which was payable upon the earlier of Astero meeting certain product development milestones or one year after the date of the Closing and (ii) earnout payments in calendar years 2019, 2020 and 2021 of up to an aggregate of $3.5 million, which shall be payable upon Astero achieving certain specified revenue targets in each year (in the second quarter of 2020 we paid $483,000 for the earnout related to 2019 revenues) and a separate earnout payment of $5.0 million for calendar year 2021, which shall be payable upon Astero achieving a cumulative revenue target over the three-year period from 2019 to 2021.

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

Custom Biogenic Systems Acquisition

On November 10, 2019, we entered into an Asset Purchase Agreement, by and among the Company, Arctic Solutions, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and CBS, a Michigan corporation, pursuant to which we agreed to purchase from CBS substantially all of CBS’s assets, properties and rights (the “CBS Acquisition”). CBS, a privately held company with operations located near Detroit, Michigan, designs and manufactures liquid nitrogen laboratory freezers and cryogenic equipment and also offers a related cloud-based monitoring system that continuously assesses biologic sample storage conditions and alerts equipment owners if a fault condition occurs. The CBS Acquisition closed on November 12, 2019.

In connection with the CBS Acquisition, we paid to CBS (i) a base payment in the amount of $15.0 million, consisting of a cash payment of $11.0 million paid at the closing of the CBS Acquisition, less a cash holdback escrow of $550,000 to satisfy certain indemnification claims, and an aggregate number of shares of our common stock, with an aggregate fair value equal to $4.0 million, less a holdback escrow of shares of Common Stock with an aggregate value equal to $3.0 million to satisfy potential payments related to any product liability claims outstanding as of March 13, 2019, and (ii) potential earnout payments in calendar years 2020, 2021, 2022, 2023 and 2024 of up to an aggregate of, but not exceeding, $15.0 million payable to CBS upon achieving certain specified revenue targets in each year for certain product lines.

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

4.	Inventory

Inventory consists of the following at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Raw materials	$2,679	$2,979
Work in progress	1,678	1,896
Finished goods	6,533	6,097
Total	$10,890	$10,972

5.	Assets held for rent

Assets held for rent consist of the following at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Shippers placed in service	$4,199	$3,073
Accumulated deprecation	(569)	(174)
Net	3,630	2,899
Shippers and related components in production	1,328	1,023
Total	$4,958	$3,922

Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $267,000 and $395,000 in depreciation expense related to assets held for rent during the three and six months ended June 30, 2020. We did not have any depreciation expense related to assets held for rent during the three months and six months ended June 30, 2019.

6.	Goodwill and Intangible Assets

 Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table represents the change in the carrying value of goodwill for the three months ended June 30, 2020:

(In thousands)
Balance as of December 31, 2019	$33,637
Correction of an error related to CBS goodwill	(131)
Balance as of June 30, 2020	$33,506

We adjusted goodwill from the CBS Acquisition related to an immaterial error of $131,000 in payables that were paid during closing and incorrectly recorded as liabilities in our purchase price accounting as of December 31, 2019. We reduced our goodwill and accounts payable by $131,000.

Intangible Assets

Intangible assets, net consisted of the following at June 30, 2020:

(In thousands, except weighted average useful life)	June 30, 2020
Finite-lived intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$800	$(124)	$676	4.8
Tradenames	2,590	(289)	2,301	7.2
Technology – acquired (1)	19,670	(2,059)	17,611	7.6
Total intangible assets	$23,060	$(2,472)	$20,588	7.4

(1)   We transferred $650,000 out of “in-process R&D” into “Technology – acquired” on April 1, 2020, which was the date on which the product line became technologically feasible.

Intangible assets, net consisted of the following at December 31, 2019:

(In thousands, except weighted average useful life)	December 31, 2019
Finite-lived intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$800	$(51)	$749	5.6
Tradenames	2,590	(123)	2,467	8.1
Technology – acquired	19,020	(904)	18,116	8.4
In-process R&D (2)	650	—	650	9.0
Total intangible assets	$23,060	$(1,078)	$21,982	8.3

(2)   In-process R&D represents the fair value of incomplete research and development that has not yet reached technological feasibility. On April 1, 2020, we began amortizing the asset since it reached technological feasibility (see footnote 1 above).

Amortization expense for finite-lived intangible assets was $706,000 and $1.4 million for the three and six months ended June 30, 2020, respectively and $104,000 for the three and six months ended June 30, 2019. In-process research and development was put into service in the second quarter of 2020, as such we have included the amortization in the schedule below based on an estimated life of 9 years. As of June 30, 2020, the Company expects to record the following amortization expense:

(In thousands) For the Years Ended December 31,	Estimated Amortization Expense
2020 (6 months remaining)	$1,412
2021	2,825
2022	2,825
2023	2,795
2024	2,770
Thereafter	7,961
Total	$20,588

7.	Share-based Compensation

Service Vesting-Based Stock Options

The following is a summary of service vesting-based stock option activity for the six month period ended June 30, 2020 and the status of service vesting-based options outstanding at June 30, 2020:

	Six Month Period Ended
	June 30, 2020
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	1,570,455	$1.96
Granted	—	$—
Exercised	(393,680)	$1.92
Forfeited	—	$—
Expired	—	$—
Outstanding service vesting-based at June 30, 2020	1,176,775	$1.98

Service vesting-based options exercisable at June 30, 2020	1,148,338	$1.94

We recognized stock compensation expense related to service vesting-based options of $28,000 and $95,000 during the three months ended June 30, 2020 and 2019, respectively, and $89,000 and $240,000 during the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, there was $16.9 million of aggregate intrinsic value of outstanding service vesting-based stock options, including $16.5 million of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised during the three months ended June 30, 2020 and 2019 was $1.6 million and $2.0 million, respectively, and during the six months ended June 30, 2020 and 2019 was $4.7 million and $3.5 million, respectively. There were no service based-vesting options granted during the six months ended June 30, 2020 and 2019. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable at June 30, 2020 is 4.1 years. Total unrecognized compensation cost of service vesting-based stock options at June 30, 2020 of $58,000 is expected to be recognized over a weighted average period of 1.2 years.

Performance-based Stock Options

The following is a summary of performance-based stock option activity for the six month period ended June 30, 2020, and the status of performance-based options outstanding at June 30, 2020:

	Six Month Period Ended
	June 30, 2020
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	737,497	$1.64
Granted	—	$—
Exercised	(17,113)	$1.64
Outstanding performance-based at June 30, 2020	720,384	$1.64

Performance-based options exercisable at June 30, 2020	720,384	$1.64

All compensation cost of performance-based stock options outstanding was recognized as of December 31, 2018. As of June 30, 2020, there was $10.6 million of aggregate intrinsic value of outstanding and exercisable performance-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of performance-based awards exercised during the three months and six months ended June 30, 2020 was none and $239,000, respectively, and in the three and six months ended June 30, 2019 was none. The weighted average remaining contractual life of performance-based options outstanding and exercisable at June 30, 2020 is 1.5 years.

There were no stock options granted to employees and non-employee directors in the three and six month periods ended June 30, 2020 and 2019.

Restricted Stock

Service vesting-based restricted stock

The following is a summary of service vesting-based restricted stock activity for the six month period ended June 30, 2020, and the status of unvested service vesting-based restricted stock outstanding at June 30, 2020:

	Six Month Period Ended
	June 30, 2020
Service vesting-based restricted stock	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	429,399	$13.25
Granted	235,215	$12.03
Granted in lieu of cash	34,154	$9.18
Vested	(88,390)	$11.89
Forfeited	(20,661)	$14.62
Outstanding at June 30, 2020	589,717	$12.68

The aggregate fair value of the service vesting-based awards granted during the three months ended June 30, 2020 and 2019 was $1.5 million and $548,000, respectively, and during the six months ended June 30, 2020 and 2019 was $3.1 million and $3.2 million, respectively, which represents the market value of our common stock on the date that the restricted stock awards were granted. The aggregate fair value of the service vesting-based awards that vested during the three months ended June 30, 2020 and 2019 was $406,000 and $369,000, respectively and during the six months ended June 30, 2020 and 2019 was $1.2 million.

On March 25, 2020 our board of directors granted 34,154 restricted stock awards, based on a fair value on the grant date of $9.18 per share, in lieu of the 2019 cash performance bonus for our executive compensation plan. The award vests in full on September 25, 2020 regardless of employment status on that date. All expenses related to these awards were incurred in the year ended December 31, 2019.

We recognized stock compensation expense of $466,000 and $268,000 related to service vesting-based awards for the three months ended June 30, 2020 and 2019, respectively, and $860,000 and $522,000 related to service vesting-based awards for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $6.6 million in unrecognized compensation costs related to service vesting-based awards. We expect to recognize those costs over 3.2 years.

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

The following is a summary of performance-based restricted stock activity for the six month period ended June 30, 2020, and the status of unvested service vesting-based restricted stock outstanding at June 30, 2020:

	Six Month Period Ended
	June 30, 2020
Performance-based restricted stock	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	—	$—
Expected to vest	82,805	$9.18
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2020	82,805	$9.18

We recognized stock compensation expense of $189,000 and $378,000 related to performance-based restricted stock awards for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, there was $382,000 in unrecognized non-cash compensation costs related to performance-based restricted stock awards expected to vest. We expect to recognize those costs over .5 years.

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

We recognized stock compensation expense of $462,000 and $455,000 related to market-based restricted stock awards for the three months ended June 30, 2020 and 2019, respectively, and $931,000 and $587,000 related to market-based restricted stock awards for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $1.9 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1 year.

Total Stock Compensation Expense

We recorded total stock compensation expense for the three and six month periods ended June 30, 2020 and 2019, as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Research and development costs	$222	$168	$397	$235
Sales and marketing costs	96	171	325	326
General and administrative costs	699	439	1,275	716
Cost of product sales	128	40	261	72
Total	$1,145	$818	$2,258	$1,349

8.	Warrants

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

Additionally, during the three and six months ended June 30, 2020, 3,000 and 5,000 warrants were exercised with a weighted average exercise price of $4.75, yielding proceeds of $14,000 and $24,000, respectively. The outstanding warrants expire in March 2021.

The following table summarizes warrant activity for the six months ended June 30, 2020:

	Shares	Wtd. Avg. Exercise Price
Outstanding at December 31, 2019	3,959,005	$4.33
Exercised	(3,876,405)	4.33
Outstanding at June 30, 2020	82,600	$4.75

9.	Income Taxes

The Company accounts for income taxes under ASC Topic 740 – Income Taxes. Under this standard, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled

We have recorded a full valuation allowance against our deferred tax assets. As we continue to have multiple quarters of positive net income, we will assess our valuation allowance. Based on all available evidence, we determined that we have not yet attained a sustained level of profitability. Therefore, we have maintained the full valuation allowance as of June 30, 2020. We may release all, or a portion, of the valuation allowance in the near-term, dependent on the verifiable positive evidence observed in future quarters.

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

As of March 30, 2020, the company started deferring the employer side of social security payments as allowed under the CARES Act. We will pay back 50% of our total deferred payments in 2021 and the remaining 50% in 2022.

10.	Net Income (Loss) per Common Share

The Company considers its unexercised warrants and unvested restricted shares, which contain non-forfeitable rights to dividends, participating securities, and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two class method and the treasury stock method, whichever is more dilutive. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. For the three and six month periods ended June 30, 2020 and 2019, we excluded a nominal amount of unvested stock awards from our calculation of diluted weighted average shares because they were antidilutive.

The following table presents computations of basic and diluted earnings per share under the two class method:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
(In thousands, except per share and share data)	2020	2019	2020	2019
Numerator:
Net income attributable to common stockholders
Basic	$(16,380)	$3,425	$5,093	$(14,909)
Diluted	$(16,380)	$545	$350	$(14,909)

Denominator:
Basic weighted average shares outstanding	23,292,635	18,819,459	22,151,726	18,734,401
Diluted weighted average shares outstanding	23,292,635	24,539,299	27,013,580	18,734,401

Basic earnings per share	$(0.70)	$0.18	$0.23	$(0.80)
Diluted earnings per share	$(0.70)	$0.02	$0.01	$(0.80)

11.	Commitments & Contingencies

Employment agreements

We have employment agreements with our Chief Executive Officer, Chief Financial and Operating Officer, Chief Science Officer, Chief Quality Officer, Chief Marketing Officer, Vice President, Freezer Technologies, Vice President of Sales, Thaw Technologies, Vice President of Product Development, Thaw Technologies, and Vice President, Cold Chain Technologies Sales. None of these employment agreements is for a definitive period, but rather each will continue indefinitely until terminated in accordance with its terms. The agreements provide for a base annual salary, payable in monthly (or shorter) installments. In addition, the agreement with the Chief Executive Officer provides for incentive bonuses at the discretion of the Board of Directors. Under certain conditions and for certain of these officers, we may be required to pay additional amounts upon terminating the officer or upon the officer resigning for good reason.

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2020.

12.	Revenue

We currently operate as one operating segment focusing on bioproduction tools.

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

The following table represents revenues by product line:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Biopreservation media	$6,667	$6,327	$15,339	$12,097
Automated thawing	376	374	770	374
evo shippers	439	—	877	—
Freezers and accessories	2,438	—	5,096	—
Total	$9,920	$6,701	$22,082	$12,471

13.	Leases

We lease approximately 32,106 square feet in our Bothell, Washington headquarters. The term of our lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent is approximately $63,000 at June 30, 2020, with scheduled annual increases each August and again in October for the most recent amendment. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 1,250 square feet in our Menlo Park, California location. The term of our lease continues until July 1, 2020. In accordance with the lease agreement, the monthly base rent is approximately $5,000 at June 30, 2020. We are also required to pay an amount equal to the Company’s proportionate electrical expenses.

We lease approximately 9,932 square feet in our Albuquerque, New Mexico location. The term of our lease continues until December 31, 2021 with two options to extend the terms of the lease, each of which is for an additional period of three years, with the first extension term commencing, if at all, on December 1, 2021, and the second extension term commencing, if at all, December 1, 2024. In accordance with the lease agreement, the monthly base rent is approximately $9,000 at June 30, 2020, with a monthly increase if the term is extended.

We lease approximately 106,998 square feet in our Detroit, Michigan location. The term of our lease continues until November 30, 2020 with one option to extend the term of the lease, for an additional sixty months, with the extension term commencing, if at all, on November 12, 2020. These extension options are not accounted for under ASC Topic 842, “Leases” because we are not reasonably certain we will enter into the renewal options in their current terms and the current term is less than 12 months. With adequate notice prior to expiration of the option notice period, we have the right to purchase the premises for a purchase price that is mutually acceptable to landlord and tenant as agreed to by the parties on or before the expiration of the option notice period. In the event that the parties are unable to mutually agree on the option purchase price then each party shall obtain, at its sole cost and expense, an appraisal of the premises and the option purchase price will be the average of the two appraisals. For the avoidance of doubt, our right to elect to purchase the premises for the option purchase price will terminate upon the expiration of the option notice period, but we will not be obligated to close on the purchase of the premises prior to the expiration of the initial term. In accordance with the lease agreement, the monthly base rent is approximately $15,000 at June 30, 2020, with scheduled annual increases if the term is extended.

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

We used a weighted average discount rate of 6.5%, our market collateralized borrowing rate, and 8.1%, the weighted average implied interest on our leases, to determine our operating and financing lease liabilities, respectively. The weighted average remaining term of our operating and financing leases are 1.3 years and 0.7 years, respectively. We initially recognized $1.3 million in operating lease right of use assets and initially recognized $1.8 million in operating lease liabilities. Through the SAVSU acquisition we acquired $233,000 in operating lease right of use assets and acquired $232,000 in operating lease liabilities. The operating lease costs recognized in the three months ended June 30, 2020 were $229,000, which consist of $170,000 in operating lease costs and $59,000 in short-term lease costs, and we did not have any variable lease costs. The operating lease costs recognized in the six months ended June 30, 2020 were $456,000, which consist of $339,000 in operating lease costs and $117,000 in short-term lease costs, and we did not have any variable lease costs. The operating lease cash paid in the three and six months ended June 30, 2020 was $217,000 and $434,000, respectively. Rent expense for the three and six months ended June 30, 2019, was $142,000 and $186,000, respectively.

Maturities of our operating lease liabilities as of June 30, 2020 is as follows:

(In thousands)	Operating Leases	Financing Leases
2020	440	8
2021	559	2
Total lease payments	999	10
Less: interest	(39)	(1)
Total present value of lease liabilities	$960	$9

14.	Condensed Consolidated Balance Sheet Detail

Property and Equipment

(In thousands)	June 30, 2020	December 31, 2019
Property and equipment
Leasehold improvements	$2,141	$2,112
Furniture and computer equipment	824	794
Manufacturing and other equipment	5,474	5,187
Subtotal	8,439	8,093
Less: Accumulated depreciation	(3,092)	(2,521)
Net property and equipment	$5,347	$5,572

Depreciation expense for property and equipment was $292,000 and $110,000 for the three months ended June 30, 2020 and 2019, respectively, and $578,000 and $209,000 for the six months ended June 30, 2020 and 2019, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	June 30, 2020	December 31, 2019
Accrued expenses and other current liabilities	$284	$302
Other payables	206	1,018
Accrued compensation	1,813	1,554
Deferred revenue	286	324
Other	17	171
Total accrued expenses and other current liabilities	$2,606	$3,369

15.	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $95,000 and $38,000 contributions to the plan for the three months ended June 30, 2020 and 2019, respectively, and $179,000 and $88,000 contributions to the plan for the six months ended June 30, 2020 and 2019, respectively.

16.	Subsequent Event

Public Offering

On July 7, we closed our public offering of 5,951,250 shares of common stock at the public offering price of $14.50 per share, which includes the shares purchased pursuant to the exercise in full of the underwriters' option to purchase up to an additional 776,250 shares of its common stock. The gross proceeds from the offering to BioLife, before deducting underwriting discounts and commissions and estimated offering expenses, were approximately $86 million.

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

Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as amended, filed with the SEC.

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

Results of Operations

The recent COVID-19 outbreak, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shutdowns and other restrictions, has affected the Company’s business in several ways. In the last two weeks of March 2020, the Company received higher than average orders for its cryopreservation media products. The Company estimates that a total of between $1.5 to $2.0 million of orders for cryopreservation were shipped to customers wanting to have product on hand in the event of any potential supply disruptions. At this time, the Company is unable to determine whether the incremental cryopreservation “safety stock” orders represent a permanent inventory layer for our customers, or whether it was simply a “pull forward” of demand, which could result in lower cryopreservation orders in subsequent periods. Further, while the sales of our automated thaw and freezer product lines were not materially effected in the three months ended March 31, 2020, we believe the sales of these capital equipment products were negatively impacted in the three months ended June 30, 2020, due to customer facility closures which resulted in delaying deliveries and recognizing revenue. We also believe that new capital equipment decisions may be further delayed due to the pandemic, which would impact our automated thaw and freezer product lines, although at this time, the Company cannot estimate the financial impact.

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Revenues

In 2019, we acquired three companies which resulted in increased revenue diversification compared to prior years, in which nearly all revenue was derived from our biopreservation media product line. In the three and six months ended June 30, 2020, we saw a more diversified revenue, both in terms of product and customer concentration, a trend we expect to see continue through 2020.

The following table represents revenues by product line for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	2020	2019
Biopreservation media	$6,667	$6,327	$15,339	$12,097
Automated thawing	376	374	770	374
evo shippers	439	—	877	—
Freezers and accessories	2,438	—	5,096	—
Total revenue	$9,920	$6,701	$22,082	$12,471

Revenue increased by $3.2 million, or 48%, in the three months ended June 30, 2020 compared with 2019, and by $9.6 million, or 77% in the six months ended June 30, 2020, compared to 2019. The increase is due to the acquisitions throughout 2019 and an increase in product revenue of our biopreservation media products. Product revenue of our biopreservation media products increased by $340,000, or 5% in the three months ended June 30, 2020 compared with the same period in 2019, and increased by $3.2 million, or 27% in the six months ended June 30, 2020 compared to the same period in 2019. We estimate that we received approximately $1.5 to $2.0 million in incremental media revenue resulting from what we believe were safety stock purchases of media as a result of COVID-19. Our biopreservation media products continued to be adopted by customers in the C> market and we realized a higher selling price per liter and more volume in 2020 compared to 2019. Revenue is impacted by the relatively high degree of customer concentration, the timing of orders, the development efforts of our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicative of a trend. We also expect to see quarterly fluctuations based on large customer ordering patterns throughout 2020. Due to the COVID-19 pandemic, while the sales of our automated thaw and freezer product lines were not materially effected in the three months ended March 31, 2020, we believe the sales of these capital equipment products were negatively impacted in the second quarter ended June 30, 2020, due to customer facility closures resulting in delayed deliveries. We also believe that new capital equipment decisions may be delayed due to the pandemic, which would impact our automated thaw and freezer product lines, although at this time, the Company cannot estimate the financial impact.

Costs and Operating Expenses

Total costs and operating expenses for three and six months ended June 30, 2020 and 2019 were comprised of the following:

	Three Months Ended June 30,
(In thousands)	2020	2019	% Change
Operating expenses:
Cost of product and rental revenue	$4,499	$1,968	129%
Research and development	1,477	691	114%
Sales and marketing	1,366	945	45%
General and administrative	3,278	2,207	49%
Intangible assets amortization	706	104	579%
Acquisition costs	13	39	(67%)
Change in fair value of contingent consideration	(1,463)	—	—%
Total costs and operating expenses	$9,876	$5,954	66%
% of revenue	99%	89%

	Six Months Ended June 30,
(In thousands)	2020	2019	% Change
Operating expenses:
Cost of product and rental revenue	$9,067	$3,616	151%
Research and development	3,140	1,050	199%
Sales and marketing	2,942	1,782	65%
General and administrative	6,413	4,359	47%
Intangible assets amortization	1,394	104	1,240%
Acquisition costs	238	247	(4%)
Change in fair value of contingent consideration	(1,526)	—	—%
Total costs and operating expenses	$21,668	$11,158	94%
% of revenue	98%	89%

Cost of product and rental revenue

In the three and six months ended June 30, 2020 cost of revenue increased $2.5 million and $5.5 million, or 129% and 151%, respectively, when compared to the same period in 2019, due primarily to the increase in revenue mentioned above. We expect that cost of product revenue may fluctuate in future quarters based on production volumes and product mix. The product lines acquired in 2019 have a higher cost of product revenue than our biopreservation media products.

Cost of product revenue as a percentage of revenue was 45%, and 29% for the three months ended June 30, 2020 and 2019, respectively. Cost of product revenue as a percentage of revenue was 41%, and 29% for the six months ended June 30, 2020 and 2019, respectively. Cost of product revenue in the three and six months ended June 30, 2020 includes $190,000 and $386,000 in inventory step-up related amortization recorded in the purchase accounting of our Astero and CBS acquisitions. The increase in cost of product revenue as a percentage of revenue is a result of the inventory step-up, and higher costs of product revenue as a percentage of revenue for the product lines acquired in 2019 through the Astero, Savsu and CBS acquisitions.

Research and Development Expenses

Research and development (“R&D”) expense consist primarily of salaries and other personnel-related costs, consulting and external product development services.

R&D expense for the three and six months ended June 30, 2020 increased $786,000 and $2.1 million, or 114% and 199%, respectively, compared with the same periods in 2019. The increase is primarily due to our three acquisitions in 2019 and stock compensation expense.

We expect our R&D expense to increase as we continue to expand, develop and refine the product lines we acquired in 2019.

Sales and Marketing Expenses

Sales and marketing expense (“S&M”) consists primarily of salaries and other personnel-related costs, stock compensation expense, trade shows, travel, sales commissions and advertising.

S&M expense for the three and six months ended June 30, 2020 increased $421,000 and $1.2 million, or 45% and 65%, respectively, compared with the same periods in 2019. The increase reflects the S&M costs we absorbed related to our acquisitions, stock compensation expense and an increase in our direct selling costs.

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

G&A expenses for the three and six months ended June 30, 2020 increased by $1.1 million and $2.1 million, or 49% and 47%, respectively, compared with the same periods in 2019. The increase reflects the assumption of G&A expenses related to our 2019 acquisitions, and the continued buildout of our administrative infrastructure, primarily through increased headcount and information technology expenditures, to support expected future growth and stock compensation expense.

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

Change in fair value of contingent consideration

Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our Astero and CBS acquisitions. Due to COVID-19 and the near-term reduction in capital expenditures by our customers, we reduced our expected revenue in the earnout period related to Astero and CBS in the second quarter of 2020. We recorded a gain in the change of fair value of contingent consideration of $1.5 million.

Other Income and Expense

Total other income and expenses for the three and six months ended June 30, 2020 and 2019 were comprised of the following:

	Three Months Ended June 30,
(In thousands, except percentages)	2020	2019	$ Change	% Change
Change in fair value of warrant liability	$(16,442)	$3,586	$(20,028)	(559%)
Interest income (expense), net	18	137	(119)	(87%)
Other	—	(1)	1	100%
Loss on equity method investment – SAVSU	—	(217)	217	100%
Total other income (expenses)	$(16,424)	$3,505	$(19,929)	(569%)

	Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	$ Change	% Change
Change in fair value of warrant liability	$5,472	$(16,077)	$21,549	134%
Interest income (expense), net	47	307	(260)	(85%)
Other	(5)	(4)	(1)	(25%)
Loss on equity method investment – SAVSU	—	(448)	448	100%
Total other income (expenses)	$5,514	$(16,222)	$21,736	134%

Change in fair value of warrant liability. Reflects the changes in fair value associated with the periodic “mark to market” valuation of certain warrants that were issued in 2014. On May 14, 2020, we issued an aggregate of 2,747,970 shares of Company common stock upon cashless exercise of an aggregate of 3,871,405 warrants, reducing our warrant liability by $33.1 million, which represents the fair value of the warrants at the time or exercise. Due to the increase in our stock price during the three months ended June 30, 2020 from March 31, 2020, the fair value of the warrant liability had increased at the time of the cashless warrant exercise compared to our fair value warrant liability at March 31, 2020. A non-cash loss of $16.4 million was recorded in Other income (expenses) due to the change in fair value of our warrant liability. During the six months ended June 30, 2020 from December 31, 2019, we had a lower warrant liability and a corresponding, non-cash gain of $5.5 million due to the cashless exercises and change in fair value of our warrant liability.

Interest income (expense), net. We earn interest on cash held in our money market account. We had a lower weighted average cash balance in our money market account for the three and six months ended June 30, 2020 compared to 2019. Interest expense is related to equipment financing.

Loss on equity method investment. The non-cash loss associated with our proportionate share of the net loss in our investment in SAVSU prior to our acquisition of the remaining shares of SAVSU and subsequent consolidation of SAVSU in our financial statements.

Liquidity and Capital Resources

On June 30, 2020 and December 31, 2019, we had $29.9 million and $6.4 million in cash and cash equivalents, respectfully. We acquired Astero on April 1, 2019 for $12.5 million in cash and contingent consideration of up to $8.5 million. We paid $483,000 for the earnout related to 2019 revenues of Astero in the second quarter of 2020. On August 8, 2019, we acquired the remaining shares of SAVSU which we did not own for 1,100,000 shares of common stock. On November 12, 2019, we acquired CBS for $11.0 million in cash, $4.0 million in shares of our common stock, and up to $15.0 million in contingent consideration payable in cash or stock (which payment requirement has not been triggered or otherwise paid to date).

On May 22, 2020, the Company closed on a share purchase agreement with Casdin Capital LLC, a current stockholder of the Company, pursuant to which Casdin invested $20 million in the Company. On July 7, we closed our public offering of 5,951,250 shares of common stock at the public offering price of $14.50 per share, which includes the shares purchased pursuant to the exercise in full of the underwriters' option to purchase up to an additional 776,250 shares of its common stock. The net proceeds from the offering to BioLife, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $81 million. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash and cash equivalents including proceeds from the Casdin investment, will be sufficient to meet our liquidity needs for at least the next 12 months. However, if our revenues do not grow as expected, including as a result of the COVID-19 pandemic, and if we are not able to manage expenses sufficiently, we may be required to obtain additional equity or debt financing. Further, the Company may choose to raise additional capital through a debt or equity financing in an attempt to mitigate the heightened level of business uncertainty caused by the COVID-19 pandemic, or in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Cash Flows

	Six Months Ended June 30,
(In thousands)	2020	2019	$ Change
Operating activities	$4,890	$1,079	$3,328
Investing activities	(1,683)	(12,705)	11,022
Financing activities	20,224	586	20,121
Net increase (decrease) in cash and cash equivalents	$23,431	$(11,040)	$34,471

Net Cash Provided by Operating Activities

During the six months ended June 30, 2020, net cash provided by operating activities was $4.9 million compared to $1.1 million for the six months ended June 30, 2019. The increase in cash provided by operating activities was the result of timing of collections from our increased revenue, partially offset by increased expenses from our 2019 acquisitions.

Net Cash Used In Investing Activities

Net cash used by investing activities totaled $1.7 million during the six months ended June 30, 2020 compared to $12.7 million for the six months ended June 30, 2019. Cash used in investing activities in the six months ended June 30, 2020 was primarily from the purchasing of assets held for rent for SAVSU. In the six months ended June 30, 2019, we used $12.4 million to purchase Astero. Both period investing activities included similar amounts of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $20.2 million during the six months ended June 30, 2020, compared to $586,000 during the six months ended June 30, 2019. Net cash provided by financing activities in the six months ended June 30, 2020 was primarily the result of our $20 million sale of common stock to Casdin Capital, partially offset by $483,000 of contingent consideration paid for the Astero acquisition. Both the 2020 and 2019 periods included proceeds received from stock option exercises and warrant exercises.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. There have been no significant changes to these obligations in the three and six months ended June 30, 2020.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: Other Information

Item 1. LEGAL PROCEEDINGS

From time to time, we are or may become subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which BioLife has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2019 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. Other than the risk factor below, there are no material changes to the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2019.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries and all 50 states within the United States. The COVID-19 pandemic has safety concerns.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in reduced operations at our facilities, modified operations at our manufacturing facility, work slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our sales representatives and other personnel to travel and access customers; inability of our suppliers to manufacture components and parts and to deliver these to us on a timely basis, or at all; disruptions in our production schedule and ability to manufacture and assemble products; inventory shortages or obsolescence; delays in actions of regulatory bodies; delays in clinical trials; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; delays in growing or reductions in our sales organization, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives or salary and compensation reductions; restrictions in our ability to ship our products to customers; business adjustments or disruptions of certain third parties, including suppliers, medical institutions and clinical investigators with whom we conduct business; increase in bad debts due to an adverse impact of the pandemic on our clients’ cash flows and resulting decrease in collectability of our account receivables; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture and sell our products. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

While the potential economic impact brought by and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of an infectious disease, including COVID-19, could materially affect our business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report filed with the SEC on Form 10-K for the fiscal year ended December 31, 2019.

We are and may become the subject of various claims, litigation or investigations which could have a material adverse effect on our business, financial condition, results of operations or price of our common stock.

We are and may become subject to various claims (including “whistleblower” complaints), litigation or investigations, including commercial disputes and employee claims, and from time to time may be involved in governmental or regulatory investigations or similar matters. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation and have an adverse impact on our relationship with our clients, distribution partners and other third parties and could lead to additional related claims. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, financial condition, results of operations and price of our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Dated: August 10, 2020	/s/ Roderick de Greef
Roderick de Greef
Chief Financial Officer and Chief Operating Officer
(Duly authorized officer and principal financial and accounting officer)