Form 10-Q
period 2020-09-30
BIOLIFE SOLUTIONS INC
filed 2020-11-09
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, 32,735,912 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BioLife Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(In thousands, except per share and share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$93,984	$6,448
Restricted cash in escrow	15,000	––
Accounts receivable, trade, net	6,095	5,345
Inventories	11,037	10,972
Prepaid expenses and other current assets	1,668	1,348
Total current assets	127,784	24,113

Assets held for rent, net	5,131	3,922
Property and equipment, net	5,300	5,572
Operating lease right-of-use assets, net	585	1,040
Long-term deposits and other assets	35	50
Investments	3,610	2,500
Accrued interest receivable	54	––
Intangible assets, net	19,882	21,982
Goodwill	33,506	33,637
Total assets	$195,887	$92,816

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,355	$3,119
Accrued expenses and other current liabilities	3,364	3,369
Lease liabilities, operating, current portion	729	804
Contingent consideration, current portion	––	377
Warrant liability, current portion	1,914	––
Total current liabilities	8,362	7,669

Warrant liability, long-term	––	39,602
Contingent consideration, long-term	386	1,537
Lease liabilities, operating, long-term	26	550
Other long-term liabilities	262	4
Total liabilities	9,036	49,362

Commitments and Contingencies (Note 11)

Shareholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 32,131,165 and 20,825,452 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	32	21
Additional paid-in capital	282,076	143,485
Accumulated deficit	(95,257)	(100,052)
Total shareholders’ equity	186,851	43,454
Total liabilities and shareholders’ equity	$195,887	$92,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioLife Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share and share data)	2020	2019	2020	2019
Product revenue	$10,804	$6,422	$32,020	$18,864
Rental revenue	475	182	1,341	211
Total product and rental revenue	11,279	6,604	33,361	19,075
Operating expenses
Cost of product and rental revenue (exclusive of intangible assets amortization)	4,826	2,094	13,893	5,710
Research and development	1,725	1,032	4,865	2,082
Sales and marketing	1,588	1,250	4,530	3,032
General and administrative	3,503	2,348	9,916	6,707
Intangible assets amortization	706	361	2,100	465
Acquisition costs	179	291	417	538
Change in fair value of contingent consideration	(2)	—	(1,528)	—
Total operating expenses	12,525	7,376	34,193	18,534
Operating income (loss)	(1,246)	(772)	(832)	541

Other income (expense)
Change in fair value of warrant liability	(1,005)	1,128	4,467	(14,949)
Change in fair value of investments	1,110	—	1,110	—
Interest income	16	110	63	417
Interest expense	(3)	(1)	(4)	(5)
Other expense	(5)	(13)	(9)	(13)
Loss from equity method investment in SAVSU	—	(291)	—	(739)
Gain on Acquisition of SAVSU	—	10,108	—	10,108
Total other income (expenses)	113	11,041	5,627	(5,181)

Net income (loss) before provision for income taxes	(1,133)	10,269	4,795	(4,640)
Income tax (benefit)	—	—	—	—
Net income (loss)	(1,133)	10,269	4,795	(4,640)

Net income attributable to common stockholders:
Basic	$(1,133)	$8,380	$4,322	$(4,640)
Diluted	$(1,133)	$8,862	$279	$(4,640)
Earnings per share attributable to common stockholders
Basic	$(0.04)	$0.42	$0.17	$(0.24)
Diluted	$(0.04)	$0.35	$0.01	$(0.24)
Weighted average shares used to compute earnings per share attributable to common stockholders:
Basic	31,639,420	19,735,364	25,418,375	19,071,722
Diluted	31,639,420	25,343,112	29,412,538	19,071,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioLife Solutions, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

	Nine Months Ended September 30, 2020
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2019	—	$—	20,825,452	$21	$143,485	$(100,052)	$43,454
Stock issued as 2019 bonus payout	—	—	—	—	314	—	314
Sale of common stock, net of costs	—	—	7,856,012	8	100,113	—	100,121
Common stock issued for services			3,175	—	60	—	60
Stock-based compensation	—	—	—	—	3,818	—	3,818
Stock option exercises	—	—	528,793	—	1,028	—	1,028
Cashless exercises of 3,871,405 warrants	—	—	2,747,970	3	33,108	—	33,111
Warrant exercises	—	—	8,500	—	150	—	150
Stock issued – on vested RSUs	—	—	161,263	—	—	—	—
Net income	—	—	—	—	—	4,795	4,795
Balance, September 30, 2020	—	$—	32,131,165	$32	$282,076	$(95,257)	$186,851

	Three Months Ended September 30, 2020
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2020	—	$—	25,982,367	$26	$199,941	$(94,124)	$105,843
Sale of common stock, net of costs	—	—	5,951,250	6	80,201	—	80,207
Common stock issued for services	—	—	3,175	—	60	—	60
Stock-based compensation	—	—	—	—	1,560	—	1,560
Stock option exercises	—	—	118,000	—	244	—	244
Warrant exercises	—	—	3,500	—	70	—	70
Stock issued – on vested RSUs	—	—	72,873	—	—	—	—
Net loss	—	—	—	—	—	(1,133)	(1,133)
Balance, September 30, 2020	—	$—	32,131,165	$32	$282,076	$(95,257)	$186,851

	Nine Months Ended September 30, 2019
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2018	—	$—	18,547,406	$19	$113,008	$(98,395)	$14,632
Stock-based compensation	—	—	—	—	2,179	—	2,179
Shares issued as consideration in SAVSU acquisition			1,100,000	1	19,931	—	19,932
Stock option exercises	—	—	474,237	—	841	—	841
Warrant exercises	—	—	116,500	—	2,247	—	2,247
Stock issued – on vested RSUs	—	—	106,682	—	—	—	—
Net loss	—	—	—	—	—	(4,640)	(4,640)
Balance, September 30, 2019	—	$—	20,344,825	$20	$138,206	$(103,035)	$35,191

	Three Months Ended September 30, 2019
(In thousands, except share data)	Preferred Stock Shares – Series A	Preferred Stock Amount – Series A	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2019	—	$—	18,898,609	$19	$115,357	$(113,304)	$2,072
Stock-based compensation	—	—	—	—	829	—	829
Shares issued as consideration in SAVSU acquisition	—	—	1,100,000	1	19,931	—	19,932
Stock option exercises	—	—	238,176	—	378	—	378
Warrant exercises	—	—	87,500	—	1,711	—	1,711
Stock issued – on vested RSUs	—	—	20,540	—	—	—	—
Net income	—	—	—	—	—	10,269	10,269
Balance, September 30, 2019	—	$—	20,344,825	$20	$138,206	$(103,035)	$35,191

 The accompanying notes are an integral part of these condensed consolidated financial statements.

BioLife Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$4,795	$(4,640)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,454	373
Amortization of intangible assets	2,100	465
Non cash lease expense	455	361
Stock-based compensation	3,818	2,179
Loss from equity method investment in SAVSU	—	739
Gain on acquisition of SAVSU	—	(10,108)
Change in fair value of investments	(1,110)	—
Change in fair value of contingent consideration	(1,528)	—
Change in fair value of warrant liability	(4,467)	14,949
Stock issued for services	30	—
Other	9	15

Change in operating assets and liabilities
Accounts receivable, trade, net	(820)	(372)
Inventories	(65)	(1,730)
Prepaid expenses and other current assets	68	(272)
Accounts payable	(604)	377
Other payables	(406)	(87)
Accrued compensation and other current liabilities	689	65
Other	(30)	(98)
Net cash provided by operating activities	4,388	2,216

Cash flows from investing activities
Payments related to the SciSafe acquisition	(500)	—
Cash acquired on acquisition of SAVSU	—	1,251
Payments related to the Astero Bio acquisition, net of cash acquired	—	(12,439)
Investment in iVexSol	—	(1,000)
Purchase of property and equipment	(370)	(356)
Purchase of assets held for rent, net	(1,791)	(453)
Proceeds from sale of equipment	3	—
Net cash used in investing activities	(2,658)	(12,997)

Cash flows from financing activities
Proceeds from PPP Loan	2,175	—
Payoff of PPP Loan	(2,175)	—
Payments of contingent consideration	(483)	—
Proceeds from sale of common stock, net of $6.2 million of costs	100,251	—
Proceeds from exercise of common stock options	1,028	841
Proceeds from exercise of warrants	40	553
Payments of costs related to stock issuance	—	(44)
Other	(30)	(21)
Net cash provided by financing activities	100,806	1,329

Net increase (decrease) in cash, cash equivalents and restricted cash	102,536	(9,452)
Cash, cash equivalents and restricted cash - beginning of period	6,448	30,657
Cash, cash equivalents and restricted cash - end of period	$108,984	$21,205

Non-cash investing and financing activities
Cashless exercise of warrants reclassed from warrant liability to common stock	$33,111	$—
Reclassification of warrant liability to equity upon exercise	$110	$1,694
Purchase of property & equipment not yet paid	$29	$146
Financing costs paid in a prior period	$130	$—
Deferred financing costs not yet paid	$—	$53
Stock issued as prepayment of services	$30	$—
Purchase of equipment with debt	$270	$—
Stock issued as bonus consideration	$314	$—
Stock issued as consideration to acquire SAVSU	$—	$19,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOLIFE SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Organization and Significant Accounting Policies

Business

BioLife Solutions, Inc. (“BioLife,” “us,” “we,” “our,” or the “Company”) is a leading developer, manufacturer and supplier of a portfolio of cell and gene therapy bioproduction products and services including proprietary biopreservation media, automated thawing devices, cloud-connected shipping containers, and freezer technology. Our CryoStor® freeze media and HypoThermosol® hypothermic storage are optimized to preserve cells during distribution and storage. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death; offering commercial companies and clinical researchers significant improvement in shelf life and post-preservation viability and function. Our ThawSTAR® product line is comprised of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products improve the quality of high-value, temperature-sensitive biologic therapies by standardizing the thawing process and reducing the risks of contamination and overheating which are inherent with the use of traditional water baths. Our evo® shipping containers are innovative high-performance cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals. Our cryogenic freezer technology provides for controlled rate freezing and storage of biologic materials.

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

Financial Statement Reclassification

Certain classifications on the Condensed Consolidated Statements of Cash Flows related to non cash lease expense and accrued expenses and other current liabilities for the three and nine months ended September 30, 2019 were reclassified to conform to current period presentation. These reclassifications have no impact on previously reported total revenue, net income (loss), net assets, or total operating cash flows.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Liquidity and Capital Resources

On September 30, 2020 and December 31, 2019, we had $109 million and $6.4 million in cash, cash equivalents and restricted cash, respectively. We acquired Astero on April 1, 2019 for $12.5 million in cash and contingent consideration of up to $8.5 million. We paid $483,000 of contingent consideration related to 2019 revenues of Astero in the second quarter of 2020. On August 8, 2019, we acquired the remaining shares of SAVSU which we did not own for 1,100,000 shares of common stock. On November 12, 2019, we acquired CBS for $11.0 million in cash, $4.0 million in shares of our common stock, and up to $15.0 million in contingent consideration payable in cash or stock (which payment requirement has not been triggered or otherwise paid to date). On October 1, 2020, we acquired SciSafe Holdings, Inc. (“SciSafe”) for $15.0 million in cash, 611,383 shares of common stock, and up to 626,000 additional shares of common stock as contingent consideration (which payment requirement has not been triggered or otherwise paid to date).

On July 7, 2020, the Company closed its public offering of 5,951,250 shares of common stock at the public offering price of $14.50 per share, which includes the shares purchased pursuant to the exercise in full of the underwriters' option to purchase up to an additional 776,250 shares of its common stock. The net proceeds from the offering to BioLife, after deducting underwriting discounts and commissions and estimated underwriter offering expenses of $6.1 million, were approximately $80.2 million.

As of September 30, 2020, amounts included in restricted cash in escrow represent those required to be held by a third party for the purchase of SciSafe by the Company. On October 1, 2020, the purchase was completed and the funds held in escrow were disbursed to the selling shareholders.

Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash and cash equivalents including proceeds from the public offering, will be sufficient to meet our liquidity needs for at least the foreseeable future. However, the Company may choose to raise additional capital through a debt or equity financing in an attempt to mitigate the heightened level of business uncertainty caused by the COVID-19 pandemic, or in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Risks and Uncertainties

COVID-19 Pandemic

On March 10, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) a pandemic. The COVID-19 pandemic, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shutdowns and other restrictions, has affected the Company’s business in several ways. Further, while the sales of our automated thaw and freezer product lines were not materially affected in the three months ended March 31, 2020, we believe the sales of these capital equipment products were negatively impacted in the second quarter ended June 30, 2020, and to a lesser degree the third quarter ended September 30, 2020, due to customer facility closures resulting in delayed deliveries and continued limitations on our in-person, direct selling process. Our automated thaw product line continued to be negatively impacted, while we saw an increase in sales in our freezer product line in the third quarter ended September 30, 2020 compared to the second quarter ended June 30, 2020. We believe that new capital equipment decisions may be delayed due to the pandemic, which would impact our automated thaw and freezer product lines, although at this time, the Company cannot estimate the financial impact.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company determined that the economic uncertainty caused by the COVID-19 pandemic was a trigger for an impairment review in the quarter ended June 30, 2020 of certain long-lived assets based on the expected near-term weakness in ThawSTAR and freezer revenue resulting from the impact of COVID-19.

As a result of the Company’s outlook for near term revenue from the ThawSTAR and freezer product lines, estimated undiscounted cash flow projections were developed to determine if any impairment of the related intangible assets was warranted. After conducting such review, the Company determined that there was no impairment of the remaining long-lived assets as of June 30, 2020. Given the inherent uncertainties of the COVID-19 pandemic and the estimates used in these cash flow projections, changes based on facts and circumstances in future quarters could give rise to impairment.

The Company revised the revenue projections for the ThawSTAR and freezer product lines in the second quarter ended June 30, 2020 to determine the impact on the fair value of the contingent consideration related to the existing earnout provisions. Based on results of the third quarter ended September 30, 2020 related to these two product lines, we did not make further adjustments to our revenue projections. The Company reduced the fair value of the combined contingent consideration liability from $388,000 at June 30, 2020, to $386,000 at September 30, 2020 due to the time value of money and actual results for the third quarter ended September 30, 2020.

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

On March 27, 2020, the President of the United States signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security tax payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company will continue to monitor the impact that the CARES Act may have on the Company’s business, financial condition, results of operations, or liquidity.

As of March 30, 2020, the company started deferring the employer side of social security tax payments. We will pay back 50% of our total deferred payments in 2021 and the remaining 50% in 2022.

Concentrations of credit risk and business risk

In the three months ended September 30, 2020, we derived approximately 11% of our product revenue from one customer and in the nine months ended September 30, 2020, we derived approximately 12% of our revenue from one customer. In the three months ended September 30, 2019, we derived approximately 33% of our product revenue from three customers and in the nine months ended September 30, 2019, we derived approximately 17% of our revenue from one customer. No other customer accounted for more than 10% of revenue in the nine months ended September 30, 2020 or 2019. In the three months ended September 30, 2020 and 2019, we derived approximately 62% and 81%, of our revenue from CryoStor products, respectively. Due to our acquisitions in 2019 and 2020, we expect both our revenue concentration related to CryoStor and our customer concentrations to be reduced for the year ended December 31, 2020. At September 30, 2020, two customers accounted for approximately 32% of total gross accounts receivable. At December 31, 2019, two customers accounted for approximately 25% of total gross accounts receivable.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by customers’ geographic locations	2020	2019	2020	2019
United States	73%	76%	73%	70%
Canada	11%	12%	13%	17%
Europe, Middle East, Africa (EMEA)	13%	11%	12%	11%
Other	3%	1%	2%	2%
Total revenue	100%	100%	100%	100%

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

Level 3 – Unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. As of September 30, 2020 and December 31, 2019, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of convertible debt in iVexSol held at fair value, the contingent consideration liability related to the acquisitions of Astero and CBS and a warrant liability.

For the investment in convertible debt, the significant Level 3 inputs are the expected term of the instrument, the underlying credit worthiness of the issuer and the valuation of various embedded features in the note, which are based on future financings of the issuer. We considered a range of probability-weighted financing or payoff settlements between 5% and 50% with outcomes occurring over a range of 1 to 2 years. The estimated market interest rate of approximately 8.0% was based on an average of indexes of below investment grade debt. The market rate was calibrated to the rate implied in the original issuance in September 2019 and adjusted for changes in market rates quarterly. Certain assumptions used in estimating the fair value of the convertible debt are uncertain by nature. Actual results may differ materially from estimates.

The fair value of the Astero contingent consideration liability was initially valued based on unobservable inputs using a Black-Scholes valuation model. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 17.5%, risk-free rates between 2.30% and 2.43% and revenue volatility of 90%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in the change in fair value of contingent consideration in the Condensed Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of September 30, 2020, the Company used a discount rate of 12.5%, risk-free rates between approximately 0.08% and 0.12% and revenue volatility of 64%. This contingent consideration liability is presented in the Condensed Consolidated Balance Sheet at September 30, 2020 and December 31, 2019 in the amount of $80,000 and $1.1 million, respectively. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The fair value of the CBS contingent consideration liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 26.0%, a risk-free rate of approximately 1.74% and revenue volatility of 70%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in the change in fair value of contingent consideration in the Condensed Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of September 30, 2020, the Company used a discount rate of 23.0%, a risk-free rate of approximately 0.25% and revenue volatility of 63%. This contingent consideration liability is presented in the Condensed Consolidated Balance Sheet at September 30, 2020 and December 31, 2019 in the amount of $306,000 and $856,000, respectively. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

For the warrant liability, the significant Level 3 inputs include the estimated term of the warrants and the volatility of the Company’s common stock. For the estimated term of the warrants, we used the actual terms of the warrants, which are all currently less than one year.  For the volatility off the Company’s stock we used historical volatility for the remaining term of each warrant.  These amounts ranged from 64.0% to 84.6%. We did not make any adjustments to the historical volatility. Certain assumptions used in estimating the fair value of the warrants are uncertain by nature. Actual results may differ materially from estimates.

There were no remeasurements to fair value during the nine months ended September 30, 2020 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of  September 30, 2020 and  December 31, 2019, based on the three-tier fair value hierarchy:

(In thousands)

As of September 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$93,984	$—	$—	$93,984
Restricted cash held in escrow	15,000	—	—	15,000
Convertible debt held at fair value	—	—	2,110	2,110
Total	108,984	—	2,110	111,094
Liabilities:
Contingent consideration - business combinations	—	—	386	386
Warrant liability	—	—	1,914	1,914
Total	$—	$—	$2,300	$2,300

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$6,448	$—	$—	$6,448
Convertible debt held at fair value	—	—	1,000	1,000
Total	6,448	—	1,000	7,448
Liabilities:
Contingent consideration - business combinations	—	—	1,914	1,914
Warrant liability	—	—	39,602	39,602
Total	$—	$—	$41,516	$41,516

The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of investments, warrant liability and contingent consideration classified as Level 3 were derived from management assumptions. There have been no transfers of assets or liabilities between the fair value measurement levels. The following tables present the changes in investments held at fair value which are measured using Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands)
Balance, beginning of period	$1,000	$—	$1,000	$—
Purchases	—	1,000	—	1,000
Change in fair value recognized in net income	1,110	—	1,110	—
Balance, end of period	$2,110	$1,000	$2,110	$1,000

The following tables present the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands)
Balance, beginning of period	$388	$1,492	$1,914	$—
Additions	—	—	—	1,492
Change in fair value recognized in net income	(2)	—	(1,528)	—
Payments earned, reclassified to accrued liabilities	—	—	—	—
Balance, end of period	$386	$1,492	$386	$1,492

The following tables present the changes in fair value of warrant liabilities which are measured using Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands)
Balance, beginning of period	$963	$44,194	$39,602	$28,516
Exercised warrants	(54)	(1,295)	(33,221)	(1,694)
Change in fair value recognized in net income	1,005	(1,128)	(4,467)	14,949
Balance, end of period	$1,914	$41,771	$1,914	$41,771

3.	Acquisitions

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

In connection with the acquisition, the Company paid (i) a base payment in the amount of $12.5 million consisting of an initial cash payment of $8.0 million at the closing of the transactions, subject to adjustment for working capital, net debt and transaction expenses, and a deferred cash payment that was paid into escrow and subsequently paid to Astero of $4.5 million which was payable upon the earlier of Astero meeting certain product development milestones or one year after the date of the Closing and (ii) earnout payments in calendar years 2019, 2020 and 2021 of up to an aggregate of $3.5 million, which shall be payable upon Astero achieving certain specified revenue targets in each year (in the second quarter of 2020 we paid $483,000 for the earnout related to 2019 revenues) and a separate earnout payment of $5.0 million for calendar year 2021, which shall be payable upon Astero achieving a cumulative revenue target over the three-year period from 2019 to 2021.

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

In connection with the CBS Acquisition, we paid to CBS (i) a base payment in the amount of $15.0 million, consisting of a cash payment of $11.0 million paid at the closing of the CBS Acquisition, less a cash holdback escrow of $550,000 to satisfy certain indemnification claims, and an aggregate number of shares of our common stock, with an aggregate fair value equal to $4.0 million, less a holdback escrow of shares of Common Stock with an aggregate value equal to $3.0 million to satisfy potential payments related to any product liability claims outstanding as of March 13, 2019, and (ii) potential earnout payments in calendar years 2020, 2021, 2022, 2023 and 2024 of up to an aggregate of, but not exceeding, $15.0 million payable to the sole shareholder of CBS upon achieving certain specified revenue targets in each year for certain product lines.

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

4.	Inventory

Inventory consists of the following at September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Raw materials	$2,731	$2,979
Work in progress	2,252	1,896
Finished goods	6,054	6,097
Total	$11,037	$10,972

5.	Assets held for rent

Assets held for rent consist of the following at September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Shippers placed in service	$4,666	$3,073
Accumulated deprecation	(755)	(174)
Net	3,911	2,899
Shippers and related components in production	1,220	1,023
Total	$5,131	$3,922

Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $186,000 and $581,000 in depreciation expense related to assets held for rent during the three and nine months ended September 30, 2020. We recognized $51,000 in depreciation expense related to assets held for rent during the three and nine months ended September 30, 2019.

6.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table represents the change in the carrying value of goodwill for the nine months ended September 30, 2020:

(In thousands)
Balance as of December 31, 2019	$33,637
Correction of an error related to CBS goodwill	(131)
Balance as of September 30, 2020	$33,506

We adjusted goodwill from the CBS Acquisition related to an immaterial error of $131,000 in payables that were paid during closing and incorrectly recorded as liabilities in our purchase price accounting as of December 31, 2019. We reduced our goodwill and accounts payable by $131,000.

Intangible Assets

Intangible assets, net consisted of the following at September 30, 2020:

(In thousands, except weighted average useful life)	September 30, 2020
Finite-lived intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$800	$(161)	$639	4.5
Tradenames	2,590	(372)	2,218	6.9
Technology – acquired (1)	19,670	(2,646)	17,024	7.3
Total intangible assets	$23,060	$(3,179)	$19,881	7.2

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

Amortization expense for finite-lived intangible assets was $706,000 and $2.1 million for the three and nine months ended September 30, 2020, respectively and $361,000 and $465,000 for the three and nine months ended September 30, 2019. In-process research and development was put into service in the second quarter of 2020, as such we have included the amortization in the schedule below based on an estimated life of 9 years. As of September 30, 2020, the Company expects to record the following amortization expense:

(In thousands) For the Years Ended December 31,	Estimated Amortization Expense
2020 (3 months remaining)	$705
2021	2,825
2022	2,825
2023	2,795
2024	2,770
Thereafter	7,961
Total	$19,881

7.	Share-based Compensation

Service Vesting-Based Stock Options

The following is a summary of service vesting-based stock option activity for the nine month period ended September 30, 2020 and the status of service vesting-based options outstanding at September 30, 2020:

	Nine Month Period Ended
	September 30, 2020
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	1,570,455	$1.96
Granted	—	$—
Exercised	(511,680)	$1.95
Forfeited	—	$—
Expired	—	$—
Outstanding service vesting-based at September 30, 2020	1,058,775	$1.96

Service vesting-based options exercisable at September 30, 2020	1,039,399	$1.94

We recognized stock compensation expense related to service vesting-based options of $15,000 and $65,000 during the three months ended September 30, 2020 and 2019, respectively, and $104,000 and $305,000 during the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020, there was $28.6 million of aggregate intrinsic value of outstanding service vesting-based stock options, including $28.1 million of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised during the three months ended September 30, 2020 and 2019 was $2.2 million and $1.7 million, respectively, and during the nine months ended September 30, 2020 and 2019 was $6.8 million and $5.2 million, respectively. There were no service based-vesting options granted during the nine months ended September 30, 2020 and 2019. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable at September 30, 2020 is 3.8 years. Total unrecognized compensation cost of service vesting-based stock options at September 30, 2020 of $43,000 is expected to be recognized over a weighted average period of 1.0 years.

Performance-based Stock Options

The following is a summary of performance-based stock option activity for the nine month period ended September 30, 2020, and the status of performance-based options outstanding at September 30, 2020:

	Nine Month Period Ended
	September 30, 2020
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	737,497	$1.64
Granted	—	$—
Exercised	(17,113)	$1.64
Outstanding performance-based at September 30, 2020	720,384	$1.64

Performance-based options exercisable at September 30, 2020	720,384	$1.64

All compensation cost of performance-based stock options outstanding was recognized as of December 31, 2018. As of September 30, 2020, there was $19.7 million of aggregate intrinsic value of outstanding and exercisable performance-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of performance-based awards exercised during the three months and nine months ended September 30, 2020 was none and $239,000, respectively, and in the three and nine months ended September 30, 2019 was $2.3 million. The weighted average remaining contractual life of performance-based options outstanding and exercisable at September 30, 2020 is 1.2 years.

There were no stock options granted to employees and non-employee directors in the three and nine month periods ended September 30, 2020 and 2019.

Restricted Stock

Service vesting-based restricted stock

The following is a summary of service vesting-based restricted stock activity for the nine month period ended September 30, 2020, and the status of unvested service vesting-based restricted stock outstanding at September 30, 2020:

	Nine Month Period Ended
	September 30, 2020
Service vesting-based restricted stock	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	429,399	$13.25
Granted	448,267	$15.78
Granted in lieu of cash	34,154	$9.18
Vested	(161,263)	$11.12
Forfeited	(24,861)	$14.80
Outstanding at September 30, 2020	725,696	$15.04

The aggregate fair value of the service vesting-based awards granted during the three months ended September 30, 2020 and 2019 was $4.2 million and $802,000, respectively, and during the nine months ended September 30, 2020 and 2019 was $7.4 million and $4.0 million, respectively, which represents the market value of our common stock on the date that the restricted stock awards were granted. The aggregate fair value of the service vesting-based awards that vested during the three months ended September 30, 2020 and 2019 was $1.6 million and $368,000, respectively and during the nine months ended September 30, 2020 and 2019 was $2.9 million and $1.6 million, respectively.

On March 25, 2020, our board of directors granted 34,154 restricted stock awards, based on a fair value on the grant date of $9.18 per share, in lieu of the 2019 cash performance bonus for our executive compensation plan. The award vested in full on September 25, 2020 regardless of employment status on that date. All expenses related to these awards were incurred in the year ended December 31, 2019.

We recognized stock compensation expense of $754,000 and $303,000 related to service vesting-based awards for the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and $826,000 related to service vesting-based awards for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $10.0 million in unrecognized compensation costs related to service vesting-based awards. We expect to recognize those costs over 3.3 years.

Performance-based restricted stock

On March 25, 2020, the Company granted 82,805 shares of performance-based stock to its executives in the form of restricted stock. The shares granted contain a performance condition based on several Company metrics related to 2020 performance. The performance-based restricted stock awards will vest as to between 0% and 125% of the number of restricted shares granted to each recipient. The grant date fair value of this award was $9.18 per share. The fair value of this award will be expensed on a straight-line basis over the requisite service period ending on December 31, 2020.

The following is a summary of performance-based restricted stock activity for the nine month period ended September 30, 2020, and the status of unvested service vesting-based restricted stock outstanding at September 30, 2020:

	Nine Month Period Ended
	September 30, 2020
Performance-based restricted stock	Number of Restricted Shares	Grant-Date Fair Value
Outstanding at beginning of year	—	$—
Expected to vest	82,805	$9.18
Vested	—	$—
Forfeited	—	$—
Outstanding at September 30, 2020	82,805	$9.18

We recognized stock compensation expense of $191,000 and $569,000 related to performance-based restricted stock awards for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, there was $191,000 in unrecognized non-cash compensation costs related to performance-based restricted stock awards expected to vest. We expect to recognize those costs over 0.3 years.

Market-based restricted stock

On February 25, 2019, the Company granted 94,247 shares and on April 1, 2019 granted 29,604 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2019 through December 31, 2020 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 69%, 0% dividend yield and a risk-free interest rate of 2.5%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award will be expensed on a straight-line basis over the grant date to the vesting date of December 31, 2020.

On March 25, 2020, the Company granted 109,140 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2020 through December 31, 2021 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 78%, 0% dividend yield and a risk-free interest rate of 0.3%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award will be expensed on a straight-line basis over the grant date to the vesting date of December 31, 2021.

We recognized stock compensation expense of $600,000 and $461,000 related to market-based restricted stock awards for the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $1.0 million related to market-based restricted stock awards for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $1.3 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 0.9 years.

Total Stock Compensation Expense

We recorded total stock compensation expense for the three and nine month periods ended September 30, 2020 and 2019, as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Research and development costs	$291	$165	$687	$400
Sales and marketing costs	256	182	581	507
General and administrative costs	868	429	2,144	1,145
Cost of product sales	145	53	406	127
Total	$1,560	$829	$3,818	$2,179

8.	Warrants

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

Additionally, during the three and nine months ended September 30, 2020, 3,500 and 8,500 warrants were exercised with a weighted average exercise price of $4.75, yielding proceeds of $17,000 and $40,000, respectively. The outstanding warrants expire in March 2021.

The following table summarizes warrant activity for the nine months ended September 30, 2020:

	Shares	Wtd. Avg. Exercise Price
Outstanding at December 31, 2019	3,959,005	$4.33
Exercised	(3,879,905)	4.33
Outstanding at September 30, 2020	79,100	$4.75

9.	Income Taxes

The Company accounts for income taxes under ASC Topic 740 – Income Taxes. Under this standard, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We have recorded a full valuation allowance against our deferred tax assets. If we have multiple quarters of positive net income, we will assess our valuation allowance. Based on all available evidence, we determined that we have not yet attained a sustained level of profitability. Therefore, we have maintained the full valuation allowance as of September 30, 2020. We may release all, or a portion, of the valuation allowance in the near-term, dependent on the verifiable positive evidence observed in future quarters.

On March 27, 2020, President Trump signed the CARES Act into law. The Company has reviewed the aspects of this law as it relates to income taxes and have concluded that at this time, the CARES Act will have no material impact to the Company’s 2020 provision for income taxes. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

As of March 30, 2020, the company started deferring the employer side of social security tax payments as allowed under the CARES Act. We will pay back 50% of our total deferred payments in 2021 and the remaining 50% in 2022.

10.	Net Income (Loss) per Common Share

The Company considers its unexercised warrants and unvested restricted shares, which contain non-forfeitable rights to dividends, participating securities, and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two class method and the treasury stock method, whichever is more dilutive. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. For the three months ended September 30, 2020, we excluded 1.9 million common stock options, 63,000 warrants and 286,000 unvested stock awards from our calculation of diluted weighted average shares because they were antidilutive. For the nine months ended September 30, 2019, we excluded 2.5 million common stock options, 3.0 million warrants and 146,000 unvested stock awards from our calculation of diluted weighted average shares because they were antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands, except per share and share data)
Basic earnings (loss) per common share
Numerator:
Net income (loss)	$(1,133)	$10,269	$4,795	$(4,640)
Amount attributable to unvested restricted shares	—	(207)	(138)	—
Amount attributable to warrants outstanding	—	(1,682)	(335)	—
Net income (loss) allocated to common shareholders	(1,133)	8,380	4,322	(4,640)
Denominator:
Weighted-average common shares issued and outstanding	31,639,420	19,735,364	25,418,375	19,071,722
Basic earnings (loss) per common share	(0.04)	0.42	0.17	(0.24)

Diluted earnings (loss) per common share
Numerator:
Net income (loss)	(1,133)	10,269	4,795	(4,640)
Amount attributable to non-participating warrants	—	(279)	(49)	—
Less: gain related to change in fair value of warrants	—	(1,128)	(4,467)	—
Diluted net income (loss) allocated to common shareholders	(1,133)	8,862	279	(4,640)
Denominator:
Weighted-average common shares issued and outstanding	31,639,420	19,735,364	25,418,375	19,071,722
Dilutive potential common shares:
Stock options	—	2,420,884	1,754,051	—
Restricted stock awards	—	140,501	285,975	—
Warrants	—	3,046,363	1,954,137	—
Diluted weighted-average shares issued and outstanding	31,639,420	25,343,112	29,412,538	19,071,722
Diluted earnings (loss) per common share	(0.04)	0.35	0.01	(0.24)

11.	Commitments & Contingencies

Employment agreements

We have employment agreements with our Chief Executive Officer, Chief Financial and Operating Officer, Chief Science Officer, Chief Quality Officer, Chief Marketing Officer, Vice President - Freezer Technologies, Vice President of Sales - Thaw Technologies, Vice President of Product Development - Thaw Technologies, and Vice President - Global Sales. None of these employment agreements is for a definitive period, but rather each will continue indefinitely until terminated in accordance with its terms. The agreements provide for a base annual salary, payable in monthly (or shorter) installments. In addition, the agreement with the Chief Executive Officer provides for incentive bonuses at the discretion of the Board of Directors. Under certain conditions and for certain of these officers, we may be required to pay additional amounts upon terminating the officer or upon the officer resigning for good reason.

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2020.

12.	Revenue

We currently operate as one operating segment focusing on bioproduction products and services.

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

The following table represents revenues by product line:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Biopreservation media	$7,414	$6,069	$22,753	$18,165
Automated thawing	277	324	1,047	699
evo shippers	494	211	1,372	211
Freezers and accessories	3,094	—	8,189	—
Total	$11,279	$6,604	$33,361	$19,075

13.	Leases

We lease approximately 32,106 square feet in our Bothell, Washington headquarters. The term of our lease continues until July 31, 2021 with two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2021, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent is approximately $63,000 at September 30, 2020, with scheduled annual increases each August and again in October for the most recent amendment. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 1,250 square feet in our Menlo Park, California location. The lease is on a month-to-month term. In accordance with the lease agreement, the monthly base rent is approximately $5,000 at September 30, 2020. We are also required to pay an amount equal to the Company’s proportionate electrical expenses.

We lease approximately 9,932 square feet in our Albuquerque, New Mexico location. The term of our lease continues until December 31, 2021 with two options to extend the terms of the lease, each of which is for an additional period of three years, with the first extension term commencing, if at all, on December 1, 2021, and the second extension term commencing, if at all, December 1, 2024. In accordance with the lease agreement, the monthly base rent is approximately $9,000 at September 30, 2020, with a monthly increase if the term is extended.

We lease approximately 106,998 square feet in our Detroit, Michigan location. The term of our lease continues until November 30, 2020 with one option to extend the term of the lease, for an additional sixty months, with the extension term commencing, if at all, on November 12, 2020. These extension options are not accounted for under ASC Topic 842, “Leases” because we are not reasonably certain we will enter into the renewal options in their current terms and the current term is less than 12 months. With adequate notice prior to expiration of the option notice period, we have the right to purchase the premises for a purchase price that is mutually acceptable to landlord and tenant as agreed to by the parties on or before the expiration of the option notice period. In the event that the parties are unable to mutually agree on the option purchase price then each party shall obtain, at its sole cost and expense, an appraisal of the premises and the option purchase price will be the average of the two appraisals. For the avoidance of doubt, our right to elect to purchase the premises for the option purchase price will terminate upon the expiration of the option notice period, but we will not be obligated to close on the purchase of the premises prior to the expiration of the initial term. In accordance with the lease agreement, the monthly base rent is approximately $15,000 at September 30, 2020, with scheduled annual increases if the term is extended.

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

We used a weighted average discount rate of 6.5%, our market collateralized borrowing rate, and 8.1%, the weighted average implied interest on our leases, to determine our operating and financing lease liabilities, respectively. The weighted average remaining term of our operating and financing leases are 1 year and 0.4 years, respectively. We initially recognized $1.3 million in operating lease right of use assets and initially recognized $1.8 million in operating lease liabilities. Through the SAVSU acquisition we acquired $233,000 in operating lease right of use assets and acquired $232,000 in operating lease liabilities. The operating lease costs recognized in the three months ended September 30, 2020 were $229,000, which consist of $170,000 in operating lease costs and $59,000 in short-term lease costs, and we did not have any variable lease costs. The operating lease costs recognized in the nine months ended September 30, 2020 were $685,000, which consist of $509,000 in operating lease costs and $176,000 in short-term lease costs, and we did not have any variable lease costs. The operating lease cash paid in the three and nine months ended September 30, 2020 was $219,000 and $653,000, respectively. Rent expense for the three and nine months ended September 30, 2019, was $160,000 and $444,000, respectively.

Maturities of our operating lease liabilities as of September 30, 2020 is as follows:

(In thousands)	Operating Leases	Financing Leases
2020	220	4
2021	559	2
Total lease payments	779	6
Less: interest	(24)	(1)
Total present value of lease liabilities	$755	$5

14.	Condensed Consolidated Balance Sheet Detail

Property and Equipment

(In thousands)	September 30, 2020	December 31, 2019
Property and equipment
Leasehold improvements	$2,145	$2,112
Furniture and computer equipment	827	794
Manufacturing and other equipment	5,707	5,187
Subtotal	8,679	8,093
Less: Accumulated depreciation	(3,379)	(2,521)
Net property and equipment	$5,300	$5,572

Depreciation expense for property and equipment was $296,000 and $114,000 for the three months ended September 30, 2020 and 2019, respectively, and $873,000 and $322,000 for the nine months ended September 30, 2020 and 2019, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	September 30, 2020	December 31, 2019
Accrued expenses and other current liabilities	$275	$302
Other payables	208	1,018
Accrued compensation	2,538	1,554
Deferred revenue	334	324
Other	9	171
Total accrued expenses and other current liabilities	$3,364	$3,369

15.	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $89,000 and $33,000 contributions to the plan for the three months ended September 30, 2020 and 2019, respectively, and $268,000 and $113,000 contributions to the plan for the nine months ended September 30, 2020 and 2019, respectively.

16.	Subsequent Event

SciSafe Acquisition

On October 1, 2020, the Company completed the acquisition of SciSafe, which became a wholly owned subsidiary of the Company on October 1, 2020. SciSafe is a privately held multi-facility provider of biological materials storage to the cell and gene therapy and pharmaceutical industries. At the closing of the acquisition, the Company (i) paid the sellers an aggregate initial cash payment of $15,000,000, which amount is subject to post-closing adjustments for working capital, net debt and transaction expenses, and (ii) issued to the sellers 441,472 shares of common stock with an additional 169,911 share of common stock to be issued in January 2021. The Company may pay the sellers, if earned, earnout payments in calendar years 2021, 2022, 2023 and 2024 of up to an aggregate of an additional 626,000 shares of common stock, which shares will be issued and delivered to the sellers upon SciSafe achieving certain specified revenue targets in each year.

We incurred $179,000 of related acquisition costs for the three month period ending September 30, 2020, which are reflected in our Consolidated Statement of Operations. We expect to report SciSafe as a consolidated entity as of October 1, 2020. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

Due to the limited time since the acquisition date and the effort required to assess the fair value of assets acquired and liabilities assumed, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized for the major classes of assets acquired and liabilities assumed, acquisition contingencies and goodwill. Also, the Company is unable to provide pro forma revenues and earnings of the combined entity. This information is expected to be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about our products, including our newly acquired products, customers, regulatory approvals, the potential utility of and market for our products and services, our ability to implement our business strategy and anticipated business and operations, in particular following our 2019 and 2020 acquisitions, future financial and operational performance, our anticipated future growth strategy, including the acquisition of synergistic cell and gene therapy manufacturing tools and services or technologies or other companies or technologies, capital requirements, intellectual property, suppliers, joint venture partners, future financial and operating results, the impact of the COVID-19 pandemic, plans, objectives, expectations and intentions, revenues, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, regulatory filings and requirements, the estimated potential size of markets, capital requirements, the terms of any capital financing agreements, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Quarterly Report on Form 10-Q. We intend that such forward-looking statements be subject to the safe harbors created thereby.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2019 and our Form 10-Qs for the fiscal quarters ended March 30, 2020 and June 30, 2020 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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

We develop, manufacture and market bioproduction products and services to the cell and gene therapy (“CGT”) industry, which are designed to improve quality and de-risk biologic manufacturing and delivery. Our products are used in basic and applied research, and commercial manufacturing of biologic-based therapies. Customers use our products to maintain the health and function of biologic material during sourcing, manufacturing, storage, and distribution of cells and tissues.

We currently operate as one bioproduction products and services business with product lines and services that support several steps in the biologic material manufacturing and delivery process. We have a diversified portfolio of products and services that focus on biopreservation, frozen storage, and thawing of biologic materials. We have in-house expertise in cryobiology and continue to capitalize on opportunities to maximize the value of our product platform for our extensive customer base through both organic growth innovations and acquisitions.

Our Products

Our bioproduction products and services are comprised of four main product and service lines

●	Biopreservation media
●	Automated thawing devices
●	Cloud connected “smart” shipping containers
●	Freezer and storage technology and related components

Further, we acquired SciSafe Holdings, Inc. (“SciSafe”) on October 1, 2020 which provides biologic materials storage.

Biopreservation media

Our proprietary biopreservation media products, HypoThermosol® FRS and CryoStor®, are formulated to mitigate preservation-induced, delayed-onset cell damage and death, which result when cells and tissues are subjected to reduced temperatures. Our technology can provide our CGT customers with significant shelf life extension of biologic source material and final cell products, and can also greatly improve post-preservation cell and tissue viability and function. Our biopreservation media is serum-free, protein-free, fully defined, and manufactured under current Good Manufacturing Practices (cGMP). We strive to source wherever possible, the highest available grade, multi-compendium raw materials. We estimate our media products have been incorporated in over 450 customer clinical applications.

Stability (i.e. shelf-life) and functional recovery are crucial aspects of academic research and clinical practice in the biopreservation of biologic-based source material, intermediate derivatives, and isolated/derived/expanded cellular products and therapies. Limited stability is especially critical in the CGT field, where harvested cells and tissues will lose viability over time, if not maintained appropriately at normothermic body temperature (37ºC) or stored in a hypothermic state in an effective preservation medium. Chilling (hypothermia) is used to reduce metabolism and delay degradation of harvested cells and tissues. However, subjecting biologic material to hypothermic environments induces damaging molecular stress and structural changes. Although cooling successfully reduces metabolism (i.e., lowers demand for energy), various levels of cellular damage and death occur when using suboptimal methods. Traditional biopreservation media range from simple “balanced salt” (electrolyte) formulations to complex mixtures of electrolytes, energy substrates such as sugars, osmotic buffering agents and antibiotics. The limited stability which results from the use of these traditional biopreservation media formulations is a significant shortcoming that our optimized proprietary products address with great success.

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

Our freezer offerings also include high capacity rate freezers which are fully customizable to customer needs with temperature range of -196°C and with freezing rates of 0.01 to 99.9 per minute. Password protected software aids in compliance with 21 CFR Part 11 and unlimited programming capability, these high capacity rate freezers provide a searchable database for freeze run history and allow freeze data to be saved.

To accompany the offerings of cryogenic freezer equipment, we supply equipment for storing critically important biological materials. This storage equipment includes upright freezer racks, chest freezer racks, liquid nitrogen freezer racks, canisters/cassettes and frames as well as laboratory boxes and dividers. Due to our onsite design and manufacturing capability, racks and canisters can be customized to address customers’ varying requirements,

In order to provide customers with a proactive approach to safety and monitoring of equipment containing liquefied gas, CBS offers Versalert®, a patented wireless remote asset monitoring system that can monitor and record temperatures. With an intelligent mesh network with three times the range of competing products, the system enables customers to view current equipment conditions and receive alarm notification on smartphones, tablets or personal computers and maintain permanent electronic records for regulatory compliance and legal verification.

Biologic Material Storage

In October 2020, we acquired SciSafe, a multi-facility provider of biologic material storage to the CGT and pharmaceutical industries. SciSafe biorepositories are able to maintain and store all types of samples through a wide variety of conditions including -150 degrees Celsius and below.

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

Results of Operations

The recent COVID-19 outbreak, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shutdowns and other restrictions, has affected the Company’s business in several ways. In the last two weeks of March 2020, the Company received higher than average orders for its cryopreservation media products. At this time, the Company believes that the increase in cryopreservation media revenue was largely a “pull forward” of demand, which could result in lower cryopreservation orders in subsequent periods. Further, while the sales of our automated thaw and freezer product lines were not materially affected in the three months ended March 31, 2020, we believe the sales of these capital equipment products were negatively impacted in the second quarter ended June 30, 2020, and to a lesser degree the third quarter ended September 30, 2020, due to customer facility closures resulting in delayed deliveries and continued limitations on our in-person, direct selling process. Our automated thaw product line continued to be negatively impacted, while we saw an increase in sales in our freezer product line in the third quarter ended September 30, 2020 compared to the second quarter ended June 30, 2020. We believe that new capital equipment decisions may be delayed due to the pandemic, which would impact our automated thaw and freezer product lines, although at this time, the Company cannot estimate the financial impact.

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Revenues

In 2019, we acquired three companies which resulted in increased revenue diversification compared to prior years, in which nearly all revenue was derived from our biopreservation media product line. In the three and nine months ended September 30, 2020, we saw a more diversified revenue, both in terms of product and customer concentration, a trend we expect to see continue through 2020.

The following table represents revenues by product line for the three and nine months ended September 30, 2020 and 2019:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Biopreservation media	$7,414	$6,069	$22,753	$18,165
Automated thawing	277	324	1,047	699
evo shippers	494	211	1,372	211
Freezers and accessories	3,094	—	8,189	—
Total	$11,279	$6,604	$33,361	$19,075

Revenue increased by $4.7 million, or 71%, in the three months ended September 30, 2020 compared with 2019, and by $14.3 million, or 75% in the nine months ended September 30, 2020, compared to 2019. The increase is due to the acquisitions throughout 2019 and an increase in product revenue of our biopreservation media products. Product revenue of our biopreservation media products increased by $1.3 million, or 22% in the three months ended September 30, 2020 compared with the same period in 2019, and increased by $4.6 million, or 25% in the nine months ended September 30, 2020 compared to the same period in 2019. Our biopreservation media products continued to be adopted by customers in the CGT market. The average selling price of our biopreservation media products increased by $11, or less than 1% in the three months ended September 20, 2020 compared with the same period in 2019, and increased by $219, or 10% in the nine months ended September 30, 2020 compared to the same period in 2019. Liters sold of our biopreservation media products increased by 519, or 20% in the three months ended September 20, 2020 compared with the same period in 2019, and increased by 1,267, or 15% in the nine months ended September 30, 2020 compared to the same period in 2019. Revenue is impacted by the relatively high degree of customer concentration, the timing of orders, the development efforts of our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicative of a trend. We also expect to see quarterly fluctuations based on large customer ordering patterns throughout 2020. Due to the COVID-19 pandemic, while the sales of our automated thaw and freezer product lines were not materially effected in the three months ended March 31, 2020, we believe the sales of these capital equipment products were negatively impacted in the second quarter ended June 30, 2020, and to a lesser degree the third quarter ended September 30, 2020, due to customer facility closures resulting in delayed deliveries. We also believe that new capital equipment decisions may be delayed due to the pandemic, which would impact our automated thaw and freezer product lines, although at this time, the Company cannot estimate the financial impact.

Costs and Operating Expenses

Total costs and operating expenses for three and nine months ended September 30, 2020 and 2019 were comprised of the following:

	Three Months Ended September 30,
(In thousands)	2020	2019	% Change
Operating expenses:
Cost of product and rental revenue	$4,826	$2,094	130%
Research and development	1,725	1,032	67%
Sales and marketing	1,588	1,250	27%
General and administrative	3,503	2,348	49%
Intangible assets amortization	706	361	96%
Acquisition costs	179	291	(38%)
Change in fair value of contingent consideration	(2)	—	—%
Total costs and operating expenses	$12,525	$7,376	70%

	Nine Months Ended September 30,
(In thousands)	2020	2019	% Change
Operating expenses:
Cost of product and rental revenue	$13,893	$5,710	143%
Research and development	4,865	2,082	134%
Sales and marketing	4,530	3,032	49%
General and administrative	9,916	6,707	48%
Intangible assets amortization	2,100	465	352%
Acquisition costs	417	538	(22%)
Change in fair value of contingent consideration	(1,528)	—	—%
Total costs and operating expenses	$34,193	$18,534	84%

Cost of product and rental revenue

In the three and nine months ended September 30, 2020 cost of revenue increased $2.7 million and $8.2 million, or 130% and 143%, respectively, when compared to the same period in 2019, due primarily to the increase in revenue mentioned above. We expect that cost of product revenue may fluctuate in future quarters based on production volumes and product mix. The product lines acquired in 2019 have a higher cost of product revenue than our biopreservation media products.

Cost of product revenue as a percentage of revenue was 43% and 32% for the three months ended September 30, 2020 and 2019, respectively. Cost of product revenue as a percentage of revenue was 42%, and 30% for the nine months ended September 30, 2020 and 2019, respectively. Cost of product revenue in the three and nine months ended September 30, 2020 includes $4,000 and $390,000 in inventory step-up related amortization recorded in the purchase accounting of our Astero and CBS acquisitions. The increase in cost of product revenue as a percentage of revenue is a result of the inventory step-up and higher costs of product revenue as a percentage of revenue for the product lines acquired in 2019 through the Astero, Savsu and CBS acquisitions.

Research and Development Expenses

Research and development (“R&D”) expense consist primarily of salaries and other personnel-related costs, consulting and external product development services.

R&D expense for the three and nine months ended September 30, 2020 increased $693,000 and $2.8 million, or 67% and 134%, respectively, compared with the same periods in 2019. The increase is primarily due to our three acquisitions in 2019 and stock compensation expense.

We expect our R&D expense to increase as we continue to expand, develop and refine the product lines we acquired in 2019.

Sales and Marketing Expenses

Sales and marketing expense (“S&M”) consists primarily of salaries and other personnel-related costs, stock compensation expense, trade shows, travel, sales commissions and advertising.

S&M expense for the three and nine months ended September 30, 2020 increased $338,000 and $1.5 million, or 27% and 49%, respectively, compared with the same periods in 2019. The increase reflects the S&M costs we absorbed related to our acquisitions, stock compensation expense and an increase in our direct selling costs.

We expect S&M expense to increase, as we expand our direct selling efforts to support the broader product line offerings resulting from our 2019 and 2020 acquisitions.

General and Administrative Expenses

General and administrative (“G&A”) expense consists primarily of personnel-related expenses, stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance.

G&A expenses for the three and nine months ended September 30, 2020 increased by $1.2 million and $3.2 million, or 49% and 48%, respectively, compared with the same periods in 2019. The increase reflects the assumption of G&A expenses related to our 2019 acquisitions, and the continued buildout of our administrative infrastructure, primarily through increased headcount and information technology expenditures, to support expected future growth and stock compensation expense.

We expect G&A expense to increase reflecting the infrastructure and costs related to supporting the larger expected enterprise created as a result of our 2019 and 2020 acquisitions.

Intangible asset amortization expense

Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions, Astero, SAVSU and CBS in which we acquired definite-lived intangible assets.

Acquisition costs

Acquisition costs consist of legal, accounting, third-party valuations, and other due diligence costs incurred related to our Astero, SAVSU, CBS and SciSafe acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our Astero and CBS acquisitions. Due to COVID-19 and the near-term reduction in capital expenditures by our customers, we reduced our expected revenue in the earnout period related to Astero and CBS in the second quarter of 2020. We did not change our revenue projections for these product lines in the third quarter of 2020, as such, we recorded a gain in the change of fair value of contingent consideration of $2,000 due to actual results from the third quarter of 2020.

Other Income and Expense

Total other income and expenses for the three and nine months ended September 30, 2020 and 2019 were comprised of the following:

	Three Months Ended September 30,
(In thousands, except percentages)	2020	2019	$ Change	% Change
Change in fair value of warrant liability	$(1,005)	$1,128	$(2,133)	(189%)
Change in fair value of investments	1,110	—	1,110	—%
Interest income (expense), net	13	109	(96)	(88%)
Other	(5)	(13)	8	(62%)
Loss on equity method investment – SAVSU	—	(291)	291	(100%)
Gain on acquisition of SAVSU	—	10,108	(10,108)	(100%)
Total other income (expenses)	$113	$11,041	$(10,928)	(99%)

	Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	$ Change	% Change
Change in fair value of warrant liability	$4,467	$(14,949)	$19,416	(130%)
Change in fair value of investments	1,110	—	1,110	—%
Interest income (expense), net	59	412	(353)	(86%)
Other	(9)	(13)	4	(31%)
Loss on equity method investment – SAVSU	—	(739)	739	(100%)
Gain on acquisition of SAVSU	—	10,108	(10,108)	(100%)
Total other income (expenses)	$5,627	$(5,181)	$10,808	(209%)

Change in fair value of warrant liability. Reflects the changes in fair value associated with the periodic “mark to market” valuation of certain warrants that were issued in 2014. On May 14, 2020, we issued an aggregate of 2,747,970 shares of Company common stock upon cashless exercise of an aggregate of 3,871,405 warrants, reducing our warrant liability by $33.1 million, which represents the fair value of the warrants at the time or exercise. Due to the increase in our stock price and the timing of warrant exercises during the three months ended September 30, 2020, we recorded a non-cash loss of $1.0 million in Other income (expenses) due to the changes in fair value of our warrant liability. During the nine months ended September 30, 2020 from December 31, 2019, we had a lower warrant liability and a corresponding, non-cash gain of $4.5 million due to the cashless exercises and change in fair value of our warrant liability.

Change in fair value of investments. Reflects the fair value adjustments based on our investment in the iVexSol convertible debt. The fair value is determined by expected term of the instrument, the underlying credit worthiness of the issuer and the valuation of various embedded features in the note, which are based on future financings of the issuer. The expected term range of our estimate is 1 to 5 years, with projected weighting over this term.

Interest income (expense), net. We earn interest on cash held in our money market account. We had a lower weighted average interest rate in our money market account for the three and nine months ended September 30, 2020 compared to 2019. Interest expense is related to equipment financing.

Loss on equity method investment. The non-cash loss associated with our proportionate share of the net loss in our investment in SAVSU prior to our acquisition of the remaining shares of SAVSU and subsequent consolidation of SAVSU in our financial statements.

Gain on acquisition of SAVSU. The non-cash gain associated with the acquisition of our ownership of SAVSU on August 7, 2019 due to remeasuring our existing recorded investment in SAVSU to fair value from carrying value under the equity method on our balance sheet prior to acquisition. Specifically, the fair value of our equity interest of SAVSU was determined to be $15.9 million on our previously existing 44% ownership based on the fair value of shares transferred at the time of acquisition for the 56% we did not previously own. As a result, we recorded a non-operating gain of $10.1 million.

Liquidity and Capital Resources

On September 30, 2020 and December 31, 2019, we had $109 million and $6.4 million in cash, cash equivalents and restricted cash, respectfully. We acquired Astero on April 1, 2019 for $12.5 million in cash and contingent consideration of up to $8.5 million. We paid $483,000 for the earnout related to 2019 revenues of Astero in the second quarter of 2020. On August 8, 2019, we acquired the remaining shares of SAVSU which we did not own for 1,100,000 shares of common stock. On November 12, 2019, we acquired CBS for $11.0 million in cash, $4.0 million in shares of our common stock, and up to $15.0 million in contingent consideration payable in cash or stock (which payment requirement has not been triggered or otherwise paid to date). On October 1, 2020, we acquired SciSafe for $15.0 million in cash, 611,383 shares of common stock, and up to 626,000 additional shares of common stock as contingent consideration (which payment requirement has not been triggered or otherwise paid to date).

On July 7, we closed our public offering of 5,951,250 shares of common stock at the public offering price of $14.50 per share, which includes the shares purchased pursuant to the exercise in full of the underwriters' option to purchase up to an additional 776,250 shares of its common stock. The net proceeds from the offering to BioLife, after deducting underwriting discounts and commissions and estimated underwriter offering expenses of $6.1 million, were approximately $80.2 million.

As of September 30, 2020, amounts included in restricted cash in escrow represent those required to be held by a third party for the purchase of SciSafe by the Company. On October 1, 2020, the purchase was completed and the funds held in escrow were disbursed to the selling shareholders.

Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash and cash equivalents including proceeds from the public offering, will be sufficient to meet our liquidity needs for at least the foreseeable future. However, the Company may choose to raise additional capital through a debt or equity financing in an attempt to mitigate the heightened level of business uncertainty caused by the COVID-19 pandemic, or in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Cash Flows

c
	Nine Months Ended September 30,
(In thousands)	2020	2019	$ Change
Operating activities	$4.4	$2.2	$2.2
Investing activities	(2.7)	(13.0)	10.3
Financing activities	100.8	1.3	99.5
Net increase (decrease) in cash, cash equivalents and restricted cash	$102.5	$(9.5)	$112.0

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2020, net cash provided by operating activities was $4.4 million compared to $2.2 million for the nine months ended September 30, 2019. The increase in cash provided by operating activities was the result of timing of collections from our increased revenue and reduced cash expenditures related to inventory, partially offset by increased expenses from our 2019 acquisitions.

Net Cash Used In Investing Activities

Net cash used by investing activities totaled $2.7 million during the nine months ended September 30, 2020 compared to $13.0 million for the nine months ended September 30, 2019. Cash used in investing activities in the nine months ended September 30, 2020 was primarily from the purchase of assets held for rent. In the nine months ended September 30, 2019, we used $12.4 million to purchase Astero. Both period investing activities included similar amounts of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $100.8 million during the nine months ended September 30, 2020, compared to $1.3 million during the nine months ended September 30, 2019. Net cash provided by financing activities in the nine months ended September 30, 2020 was primarily the result of our $20 million sale of common stock to Casdin Capital and $81.1 million public offering. Both the 2020 and 2019 periods included proceeds received from stock option exercises and warrant exercises.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. There have been no significant changes to these obligations in the three and nine months ended September 30, 2020.

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

Changes in Internal Control Over Financial Reporting. Except for the changes to address our material weakness as discussed below, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness. We are in the process of remediating the material weakness in our internal control over financial reporting as noted in Part II, Item 9A of the 2019 Form 10-K. During the quarter ended September 30, 2020, we engaged a technical expert consulting firm to meet on a quarterly basis to discuss any new accounting pronouncements or changes in applicability to the Company. In addition, on a quarterly basis, we review and discuss any significant or unusual transactions with a technical expert for interpretation and application of GAAP. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Item 1A. RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which BioLife has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2019, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 20, 2020 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2019 and our Quarterly Report on Form 10-Q for the period ended June 30, 2020.

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

BIOLIFE SOLUTIONS, INC.

Dated: November 9, 2020	/s/ Roderick de Greef
Roderick de Greef
Chief Financial Officer and Chief Operating Officer
(Duly authorized officer and principal financial and accounting officer)