Form 10-Q
period 2021-03-31
BIOLIFE SOLUTIONS INC
filed 2021-05-17
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2021, 40,390,175 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BioLife Solutions, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(In thousands, except per share and share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$89,012	$90,403
Restricted cash	53	53
Accounts receivable, trade, net of allowance for doubtful accounts of $80 and $85 at March 31, 2021 and December 31, 2020, respectively	10,669	8,006
Inventories	11,666	11,602
Prepaid expenses and other current assets	5,143	4,648
Total current assets	116,543	114,712

Assets held for rent, net	6,503	4,705
Property and equipment, net	11,231	10,120
Operating lease right-of-use assets, net	10,524	9,675
Financing lease right-of-use assets, net	430	17
Long-term deposits and other assets	356	230
Investments	5,872	5,872
Intangible assets, net	30,116	31,049
Goodwill	58,449	58,449
Total assets	$240,024	$234,829

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,276	$3,672
Accrued expenses and other current liabilities	8,146	5,369
Lease liabilities, operating, current portion	1,455	1,107
Lease liabilities, financing, current portion	114	8
Warrant liability, current portion	-	2,780
Contingent consideration, current portion	2,390	2,637
Total current liabilities	16,381	15,573

Contingent consideration, long-term	4,271	4,515
Lease liabilities, operating, long-term	9,299	8,757
Lease liabilities, financing, long-term	316	12
Other long-term liabilities	980	726
Total liabilities	31,247	29,583

Commitments and Contingencies (Note 12)

Shareholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding at March 31, 2021and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 33,634,194 and 33,039,146 shares issued and outstanding at March 31, 2021and December 31, 2020, respectively	34	33
Additional paid-in capital	307,246	302,598
Accumulated deficit	(98,503)	(97,385)
Total shareholders’ equity	208,777	205,246
Total liabilities and shareholders’ equity	$240,024	$234,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioLife Solutions, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share and share data)	2021	2020
Product revenue	$13,776	$11,727
Service revenue	2,204	-
Rental revenue	867	435
Total product, rental, and service revenue	16,847	12,162
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	5,622	4,382
Cost of service revenue (exclusive of intangible assets amortization)	1,353	-
Cost of rental revenue (exclusive of intangible assets amortization)	575	186
Research and development	1,987	1,663
Sales and marketing	2,021	1,576
General and administrative	4,830	3,135
Intangible asset amortization	933	688
Acquisition costs	998	225
Change in fair value of contingent consideration	(491)	(63)
Total operating expenses	17,828	11,792
Operating income (loss)	(981)	370

Other income (expense)
Change in fair value of warrant liability	(121)	21,914
Interest income (expense), net	(16)	28
Other expense	-	(4)
Total other income (expense)	(137)	21,938

Net loss before provision for income taxes	(1,118)	22,308
Income tax expense (benefit)	-	-
Net income (loss)	$(1,118)	$22,308

Net income (loss) attributable to stockholders
Basic	(1,118)	18,364
Diluted	(1,118)	(174)
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.03)	$0.87
Diluted	$(0.03)	$(0.01)
Weighted average shares used to compute earnings (loss) per share attributable to common stockholders:
Basic and Diluted	33,236,818	21,010,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioLife Solutions, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

					Total
	Common	Common	Additional		Shareholders’
	Stock	Stock	Paid-in	Accumulated	Equity
(In thousands, except share data)	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	20,825,452	$21	$143,485	$(100,052)	$43,454
Stock issued as 2019 bonus payout	-	-	314	-	314
Stock based compensation	-	-	1,113	-	1,113
Stock option exercises	268,293	-	490	-	490
Warrant exercises	2,000	-	30	-	30
Stock issued – on vested RSUs	53,026	-	-	-	-
Net income	-	-	-	22,308	22,308
Balance, March 31, 2020	21,148,771	$21	$145,432	$(77,744)	$67,709

Balance, December 31, 2020	33,039,146	33	302,598	(97,385)	205,246
Stock based compensation	-	-	1,505	-	1,505
Stock option exercises	162,865	-	243	-	243
Stock issued – on vested RSUs	362,153	-	-	-	-
Cashless exercises of 79,100 warrants	70,030	1	2,900	-	2,901
Net loss	-	-	-	(1,118)	(1,118)
Balance, March 31, 2021	33,634,194	$34	$307,246	$(98,503)	$208,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioLife Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$(1,118)	$22,308
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	777	413
Amortization of intangible assets	933	688
Stock-based compensation	1,505	1,113
Non cash lease expense	410	148
Change in fair value of contingent consideration	(491)	(63)
Change in fair value of warrant liability	121	(21,914)
Loss on disposal of assets held for rent, net	65	-
Other	1	-

Change in operating assets and liabilities
Accounts receivable, trade, net	(2,663)	(2,929)
Inventories	(65)	143
Prepaid expenses and other current assets	52	317
Accounts payable	604	561
Accrued expenses and other current liabilities	1,689	304
Other	-	(402)
Net cash provided by operating activities	1,820	687

Cash flows from investing activities
Purchases of property and equipment	(1,720)	(146)
Deposits on property and equipment	(672)	-
Purchases of assets held for lease	(2,038)	(1,081)
Proceeds from sale of equipment	3	-
Net cash used in investing activities	(4,427)	(1,227)

Cash flows from financing activities
Proceeds from equipment loans	1,052	-
Proceeds from exercise of common stock options	243	490
Proceeds from exercise of warrants	-	9
Other	(79)	(7)
Net cash provided by financing activities	1,216	492

Net decrease in cash, cash equivalents, and restricted cash	(1,391)	(48)
Cash, cash equivalents, and restricted cash – beginning of year	90,456	6,448
Cash, cash equivalents, and restricted cash – end of year	$89,065	$6,400
Non-cash investing and financing activities
Cashless exercise of warrants reclassed from warrant liability to common stock	$2,901	$-
Equipment acquired under operating leases	$1,232	$-
Equipment acquired under finance leases	$440	$-
Reclassification of property and equipment, net to assets held for rent, net	$27	$-
Reclassification of warrant liabilities to equity upon exercise	$-	$21
Purchase of property and equipment not yet paid	$-	$6
Stock issued as bonus consideration	$-	$314

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioLife Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Significant Accounting Policies

Business

BioLife Solutions, Inc. (“BioLife,” “us,” “we,” “our,” or the “Company”) is a developer, manufacturer and supplier of a portfolio of bioproduction tools and services including; proprietary biopreservation media, automated thawing devices, cloud-connected shipping containers, freezer technology, and biological and pharmaceutical materials storage for cell and gene therapies. Our CryoStor® freeze media and HypoThermosol® hypothermic storage media are optimized to preserve cells in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death. Our ThawSTAR® product line is comprised of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products administer temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. Our evo shipping containers provide cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals. Our cryogenic freezer technology provides for controlled rate freezing and storage of biologic materials. Our biological and pharmaceutical materials storage services provide facilities that allow for real-time tracking of materials that can be stored at a wide range of temperatures.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by BioLife Solutions, Inc. in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Liquidity and Capital Resources

On March 31, 2021 and December 31, 2020, we had $89.0 million and $90.4 million in cash and cash equivalents, respectively. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for at least the foreseeable future. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

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

As of March 30, 2020, the company started deferring the employer side of social security tax payments. At March 31, 2021, the amount of deferred social security tax payments was $432,000. We will pay back 50% of our total deferred payments in 2021 and the remaining 50% in 2022.

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

Concentrations of credit risk and business risk

In the three months ended March 31, 2020, we derived approximately 25% of our product revenue from two customers. No other customer accounted for more than 10% of revenue in the three months ended March 31, 2021 and 2020. All revenue from foreign customers are denominated in United States dollars.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended
	March 31,
Revenue by customers’ geographic locations	2021	2020
United States	75%	74%
Canada	10%	11%
Europe, Middle East, Africa (EMEA)	12%	12%
Other	3%	3%
Total revenue	100%	100%

In the three months ended March 31, 2021 and 2020, we derived approximately 48% and 66%, of our revenue from CryoStor products, respectively. Due to our acquisitions in 2019, 2020, and 2021, we expect our revenue concentration related to CryoStor to be reduced for the year ended December 31, 2021.

At March 31, 2021 and December 31, 2020, one customer accounted for approximately 10% and 17% of total gross accounts receivable, respectively. No other customers accounted for more than 10% of gross accounts receivable March 31, 2021 and December 31, 2020.

At December 31, 2020, one supplier accounted for 21% of accounts payable. No other suppliers accounted for more than 10% of accounts payable at March 31, 2021 and December 31, 2020.

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the timing and impact of the adoption of ASU 2020-06 on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, including, but not limited to, the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, the exceptions related to the recognition of a deferred tax liability related to an equity method investment and the exception to methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 became effective for the Company in the year ending December 31, 2020. Due to the full valuation allowance on the Company’s net deferred tax assets, the Company did not experience a material impact from the adoption of ASU 2019-12 on its consolidated financial statements.

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

The fair value of the Astero contingent consideration liability was initially valued based on unobservable inputs using a Black-Scholes valuation model. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 17.5%, risk-free rates between 2.29% and 2.41% and revenue volatility of 56%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in the change in fair value of contingent consideration in the consolidated statements of operations. During the most recent re-measurement of the contingent consideration liability as of December 31, 2020, the Company used a discount rate of 11.0%, a risk-free rate of 0.11% and revenue volatility of 76.6%. This contingent consideration liability is presented in the Consolidated Balance Sheet at March 31, 2021 and December 31, 2020 in the amount of $81,000. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The fair value of the CBS contingent consideration liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 26.0%, a risk-free rate of approximately 1.74% and revenue volatility of 70%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in the change in fair value of contingent consideration in the consolidated statements of operations. During the most recent re-measurement of the contingent consideration liability as of December 31, 2020, the Company used a discount rate of 21.0%, a risk-free rate of 0.23% and revenue volatility of 63%. This contingent consideration liability is presented in the Consolidated Balance Sheet at March 31, 2021 and December 31, 2020 in the amount of $140,000. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The fair value of the SciSafe contingent consideration liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 4.5%, a risk-free rate of approximately 0.20%, asset volatility of 60%, and revenue volatility of 15%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. At the acquisition date, the contingent consideration was determined to have a fair value of $3.7 million. Subsequent to the acquisition date, the contingent consideration liability was re-measured to fair value with changes recorded in the change in fair value of contingent consideration in the consolidated statements of operations. During the most recent re-measurement of the contingent consideration liability as of March 31, 2021, the Company used a discount rate of 5%, a risk-free rate of approximately 0.42%, asset volatility of 62%, and revenue volatility of 16%. The SciSafe contingent consideration, if earned, is to be paid in shares of BioLife’s common stock. As such, changes in BioLife’s stock price directly impact the fair value of the SciSafe contingent consideration at each measurement date. This contingent consideration liability is presented in the Consolidated Balance Sheet at March 31, 2021 and December 31, 2020 in the amount of $6.4 million and $6.9 million, respectively. The change in fair value of contingent consideration of $491,000 associated with this liability is presented within the consolidated statements of operations for the three months ended March 31, 2021. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

For the warrant liability, the significant Level 3 inputs included the contractual remaining term of the warrants and the volatility of the Company’s common stock. For the estimated term of the warrants, we used the actual terms of the warrants, which expired March 25, 2021. For the volatility of the Company’s stock at December 31, 2020, we used historical volatility for the remaining term of each warrant. These amounts ranged from 56.8% to 84.6%. We did not make any adjustments to the historical volatility. Certain assumptions used in estimating the fair value of the warrants are uncertain by nature. On March 25, 2021, the expiration date of all remaining warrants, all remaining warrants were exercised via a “cashless” exercise and the warrant liability was revalued to its intrinsic value, as the Company’s stock price was observable at that date.

There were no remeasurements to fair value during the three months ended March 31, 2021 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of  March 31, 2021 and  December 31, 2020, based on the three-tier fair value hierarchy:

(In thousands)

As of March 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$89,012	$-	$-	$89,012
Total	89,012	-	-	89,012
Liabilities:
Contingent consideration - business combinations	-	-	6,661	6,661
Total	$-	$-	$6,661	$6,661

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$90,403	$-	$-	$90,403
Total	90,403	-	-	90,403
Liabilities:
Contingent consideration - business combinations	-	-	7,152	7,152
Warrant liability	-	-	2,780	2,780
Total	$-	$-	$9,932	$9,932

The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of investments, warrant liability and contingent consideration classified as Level 3 were derived from management assumptions. There have been no transfers of assets or liabilities between the fair value measurement levels.

The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	March 31,	December 31,
(In thousands)	2021	2020
Beginning balance	$7,152	$1,914
Additions	-	3,663
Change in fair value recognized in net income	(491)	1,575
Total	$6,661	$7,152

The following table presents the changes in fair value of warrant liabilities which are measured using Level 3 inputs:

	March 31,	December 31,
(In thousands)	2021	2020
Beginning balance	$2,780	$39,602
Exercised warrants	(2,901)	(33,221)
Change in fair value recognized in net income	121	(3,601)
Total	$-	$2,780

3. Acquisitions

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

Consideration transferred

The SciSafe Acquisition was accounted for as a purchase of a business under FASB ASC Topic 805, “Business Combinations”. At the closing of the SciSafe Acquisition, the Company agreed to issue to the SciSafe Sellers 611,683 shares of common stock valued at $29.29 per share and a cash payment of $15 million, with $1.5 million held in escrow to account for adjustments for net working capital and as a security for, and a source of payment of, the Company’s indemnity rights. Pending the occurrence of certain events, the Company will issue to the SciSafe Sellers an additional 626,000 shares of common stock, which shall be issuable to SciSafe Sellers upon SciSafe achieving certain specified revenue targets in each year from 2021 to 2024. Under the acquisition method of accounting, the assets acquired and liabilities assumed from SciSafe were recorded as of the acquisition date, at their respective fair values, and consolidated with those of BioLife. The fair value of the contingent consideration of $3.7 million was determined using a Monte Carlo simulation. The fair value of the net tangible assets acquired is approximately $2.8 million, the fair value of the deferred tax liability acquired is approximately $3.3 million, the fair value of the intangible assets acquired is approximately $12.1 million, and the residual goodwill is approximately $24.9 million. The fair value calculations required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

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

4. Inventory

Inventory consists of the following at March 31, 2021 and December 31, 2020:

(In thousands)	2021	2020
Raw materials	$3,081	$2,855
Work in progress	1,173	2,006
Finished goods	7,412	6,741
Total	$11,666	$11,602

5. Assets held for rent

Assets held for rent consist of the following at March 31, 2021 and December 31, 2020:

(In thousands)	2021	2020
Shippers placed in service	$4,750	$3,171
Fixed assets held for rent	421	-
Accumulated depreciation	(597)	(411)
Net	4,574	2,760
Shippers and related components in production	1,929	1,945
Total	$6,503	$4,705

Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $184,000 and $128,000 in depreciation expense related to assets held for rent during the three months ended March 31, 2021 and 2020, respectively.

6. Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The Company has not identified any triggering events which indicate an impairment of goodwill in the three months ended March 31, 2021.

Intangible Assets

Intangible assets, net consisted of the following at March 31, 2021:

(In thousands, except weighted average useful life)	March 31, 2021
Finite-lived intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$8,220	$(499)	$7,721	12.6
Tradenames	6,610	(644)	5,966	13.8
Technology - acquired	19,670	(3,819)	15,851	6.8
Non-compete agreements	660	(82)	578	3.5
Total intangible assets	$35,160	$(5,044)	$30,116	9.6

Intangible assets, net consisted of the following at December 31, 2020:

	December 31, 2020
Finite-lived intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$8,220	$(330)	$7,890	12.8
Tradenames	6,610	(508)	6,102	14.0
Technology - acquired	19,670	(3,232)	16,438	7.1
Non-compete agreements	660	(41)	619	3.8
Total intangible assets	$35,160	$(4,111)	$31,049	9.7

Amortization expense for finite-lived intangible assets was $933,000 and $688,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company expects to record the following amortization expense:

(In thousands)
For the Years Ended December 31,	Estimated Amortization Expense
2021 (9 months remaining)	$2,798
2022	3,731
2023	3,701
2024	3,635
2025	3,463
Thereafter	12,788
Total	$30,116

7. Share-based Compensation

Service Vesting-Based Stock Options

The following is a summary of service vesting based stock option activity for the three months ended March 31, 2021, and the status of stock options outstanding at March 31, 2021:

	Three Months Ended
	March 31, 2021
	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	844,455	$2.00
Exercised	(85,555)	1.37
Forfeited	(1,146)	5.69
Expired	(35,714)	1.73
Outstanding at March 31, 2021	722,040	$2.09

Stock options exercisable at March 31, 2021	716,936	$2.07

We recognized stock compensation expense of $9,000 and $61,000 related to service vesting-based options during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $24.5 million of aggregate intrinsic value of outstanding service vesting-based stock options, including $24.3 million of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2021. This amount will change based on the fair market value of the Company’s stock. During the quarters ended March 31, 2021 and 2020 intrinsic value of service vesting-based awards exercised was $3.3 million and $3.0 million, respectively. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable at March 31, 2021 is 3.8 years. Total unrecognized compensation cost of service vesting-based stock options at March 31, 2021 of $16,000 is expected to be recognized over a weighted average period of 0.7 years.

Performance-based Stock Options

The following is a summary of performance-based stock option activity under our stock option plan for the three months ended March 31, 2021, and the status of performance-based stock options outstanding at March 31, 2021:

	Three Months Ended
	March 31, 2021
	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	686,001	$1.64
Exercised	(77,310)	1.64
Outstanding at March 31, 2021	608,691	$1.64

Stock options exercisable at March 31, 2021	608,691	1.64

No stock compensation expense was recognized during the three months ended March 31, 2021 and 2020 related to performance-based options. As of March 31, 2021, there was $20.9 million of aggregate intrinsic value of outstanding and exercisable performance-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2021. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of performance-based awards exercised during the three months ended March 31, 2021 was $2.9 million. The weighted average remaining contractual life of performance-based options outstanding and exercisable at March 31, 2021 is 0.7 years. All compensation cost of performance-based stock options outstanding at March 31, 2021 has been recognized.

There were no stock options granted to employees and non-employee directors in the three month periods ended March 31, 2021 and 2020.

Restricted Stock

Service vesting-based restricted stock

The following is a summary of service vesting-based restricted stock activity for the three months ended March 31, 2021, and the status of unvested service vesting-based restricted stock outstanding at March 31, 2021:

	Three Months Ended
	March 31, 2021
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding at beginning of year	930,854	$19.31
Granted	52,616	41.98
Vested	(68,365)	10.07
Forfeited	(4,941)	23.94
Non-vested at March 31, 2021	910,164	$21.29

The aggregate fair value of the service vesting-based awards granted during the three months ended March 31, 2021 and 2020 was $2.2 million and $1.7 million, respectively, which represents the market value of BioLife common stock on the date that the restricted stock awards were granted. The aggregate fair value of the service vesting-based restricted stock awards that vested was $2.6 million and $813,000 for the three months ended March 31, 2021 and 2020, respectively.

We recognized stock compensation expense of $1.4 million and $394,000 related to service vesting-based restricted stock awards for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $17.0 million in unrecognized compensation costs related to service vesting-based restricted stock awards. We expect to recognize those costs over 3.2 years.

Performance-based restricted stock

We recognized stock compensation benefit of $186,000 for the three months ended March 31, 2021 related to 20,285 performance-based restricted stock awards that were awarded but did not vest. We recognized stock compensation expense of $189,000 for the three months ended March 31, 2020 related to performance-based restricted stock awards.

Market-based restricted stock

The following is a summary of market-based restricted stock option activity under our stock option plan for the three months ended March 31, 2021, and the status of market-based restricted stock options outstanding at March 31, 2021:

	Three Months Ended
	March 31, 2021
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding at beginning of year	224,774	$19.20
Granted	146,250	32.14
Vested	(231,268)	26.98
Non-vested at March 31, 2021	139,756	$21.29

On February 25, 2019, the Company granted 94,247 shares and on April 1, 2019 granted 29,604 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. On February 8, 2021, the Company determined the TSR attainment was 200% of the targeted shares and 231,268 shares were granted and immediately vested to current executives of the Company based on our total shareholder return during the period beginning on January 1, 2019 through December 31, 2020 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined at the grant date using a Monte Carlo simulation with the following assumptions: a historical volatility of 69%, 0% dividend yield and a risk-free interest rate of 2.5%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $3.1 million was expensed on a straight-line basis over the grant date to the vesting date of December 31, 2020.

On March 25, 2020, the Company granted 109,140 shares of market-based stock to certain executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2020 through December 31, 2021 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 78%, 0% dividend yield and a risk-free interest rate of 0.3%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award will be expensed on a straight-line basis over the grant date to the vesting date of December 31, 2021.

On February 8, 2021, the Company granted 30,616 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 68%, 0% dividend yield and a risk-free interest rate of 0.1%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award will be expensed on a straight-line basis over the grant date to the vesting date of December 31, 2022.

We recognized stock compensation expense of $285,000 and $469,000 for the three months ended March 31, 2021 and 2020, respectively, related to market-based restricted stock awards. As of March 31, 2021, there was $2.0 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1.5 years.

We recorded total stock compensation expense for the three months ended March 31, 2021 and 2020, as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Research and development costs	$183	$174
Sales and marketing costs	184	229
General and administrative costs	979	577
Cost of revenue	159	133
Total	$1,505	$1,113

8. Warrants

In March 2014, in a registered public offering and in accordance with a separate note conversion agreement with certain note holders, the Company issued warrants to purchase 6,910,283 shares of common stock at $4.75 per share. The warrants expired in March 2021.

In May 2016, in connection with a credit facility with WAVI Holding AG, a significant stockholder of the Company, the Company issued a warrant to purchase 550,000 shares of common stock at $1.75 per share. The warrant was immediately exercisable and had an original expiration date of May 2021.

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

On March 25, 2021, all remaining outstanding warrants were exercised via a “cashless” exercise. As a result of the cashless exercise, the Company issued an aggregate of 70,030 shares of Company common stock upon cashless exercise of an aggregate of 79,100 warrants.

The following table summarizes warrant activity for the three months ended March 31, 2021:

	Shares	Wtd. Avg. Exercise Price
Outstanding at December 31, 2020	79,100	$4.75
Exercised	(79,100)	4.75
Outstanding and exercisable at March 31, 2021	-	$-

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

We have recorded a full valuation allowance against our deferred tax assets. As we continue to have multiple quarters of positive net income, we will assess our valuation allowance. Based on all available evidence, we determined that we have not yet attained a sustained level of profitability. Therefore, we have maintained the full valuation allowance as of March 31, 2021. We may release all, or a portion, of the valuation allowance in the near-term, dependent on the verifiable positive evidence observed in future quarters.

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

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended
	March 31,
(In thousands, except share and earnings per share data)	2021	2020
Basic earnings (loss) per common share
Numerator:
Net income (loss)	$(1,118)	$22,308
Amount attributable to unvested restricted shares	-	(484)
Amount attributable to warrants outstanding	-	(3,460)
Net income (loss) allocated to common shareholders	(1,118)	18,364

Denominator:
Weighted-average common shares issued and outstanding	33,236,818	21,010,817
Basic earnings (loss) per common share	(0.03)	0.87

Diluted earnings (loss) per common share
Numerator:
Net income (loss)	(1,118)	22,308
Amount attributable to warrants	-	(569)
Less: gain related to change in fair value of warrants	-	(21,913)
Diluted loss allocated to common shareholders	(1,118)	(174)

Denominator:
Weighted-average common shares issued and outstanding	33,236,818	21,010,817
Diluted loss per common share	$(0.03)	$(0.01)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
	2021	2020
Stock options and restricted stock awards	2,134,884	2,564,456
Warrants	73,827	2,956,039
Total	2,208,711	5,520,495

11. Commitments and Contingencies

Employment agreements

We have employment agreements with certain key employees. None of these employment agreements is for a definitive period, but rather each will continue indefinitely until terminated in accordance with its terms. The agreements provide for a base annual salary, payable in monthly (or shorter) installments. Under certain conditions and for certain of these officers, we may be required to pay additional amounts upon terminating the officer or upon the officer resigning for good reason.

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2021.

12. Revenue

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

The Company also generates revenue from the leasing of our property, plant, and equipment, operating right-of-use assets, and evo cold chain systems to customers pursuant to service contracts or rental arrangements entered into with the customer. Revenue from these arrangements is not within the scope of FASB ASC Topic 606 as it is within the scope of FASB ASC Topic 842, “Leases”. All customers leasing shippers currently do so under month-to-month rental arrangements. We account for these rental transactions as operating leases and record rental revenue on a straight-line basis over the rental term.

The following table includes estimated rental revenue expected to be recognized in the future related to embedded leases as well as estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers”. The estimated revenue in the following table does not include contracts with the original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of March 31, 2021.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts:

	Year Ended December 31,
(In thousands)	2021	2022	2023	2024	Total
Rental revenue	$6,070	$8,651	$722	$-	$15,443
Service revenue	$736	$31	$31	$10	$808

13. Leases

Lessee arrangements

We lease approximately 32,106 square feet in our Bothell, Washington headquarters. In November of 2020, the Company entered into an amendment to the current lease agreement associated with this facility to extend the term of the lease until July 31, 2031. The amendment included a $2.6 million tenant allowance that the Company expects to receive as improvements are made between 2021 and 2023. This lease includes two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2031, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent is approximately $65,000 at March 31, 2021, with scheduled annual increases each August. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 3,460 square feet in our Menlo Park, California location. The term of our lease continues until December 31, 2021. In accordance with the lease agreement, the monthly base rent is approximately $11,000 at March 31, 2021. We are also required to pay an amount equal to the Company’s proportionate electrical expenses and common area maintenance fees.

We lease approximately 9,932 square feet in our Albuquerque, New Mexico location. The term of our lease continues until December 31, 2021 with two options to extend the terms of the lease, each of which is for an additional period of three years, with the first extension term commencing, if at all, on December 1, 2021, and the second extension term commencing, if at all, December 1, 2024. In accordance with the lease agreement, the monthly base rent is approximately $9,000 at March 31, 2021, with an increase at the beginning of each extension term if the lease term is extended.

We lease approximately 106,998 square feet in our Detroit, Michigan location under a month-to-month arrangement. The monthly base rent is approximately $35,000 at March 31, 2021.

We lease approximately 49,300 square feet at three locations in the United States. The terms of the three leases go through February 28, 2026, March 31, 2024 and January 31, 2023, respectively, and have no options to extend the terms. In accordance with the first lease, the Company’s monthly base rent is approximately $14,000 at March 31, 2021, with scheduled increases each March. In accordance with the second lease, the Company’s monthly base rent is approximately $13,000 at March 31, 2021, with scheduled increases each April. In accordance with the third lease, the Company’s monthly base rent is approximately $8,000 at March 31, 2021. For each lease, the Company is also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 16,153 square feet in the United States. The term of the lease continues until June 30, 2024 and has no option to extend the term. In accordance with the amended lease agreement, the Company’s monthly base rent is approximately $13,000 at March 31, 2021, with scheduled increases each July. The Company is also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 26,800 square feet in the United States. The term of our lease begins on the earlier of the completion of certain work set forth in the agreement and June 1, 2021 and continues until the last day of the calendar month that occurs 10 years and 5 months after the lease begins. In accordance with the lease agreement, the monthly base rent is approximately $27,000 at commencement, with scheduled increases each June, and includes provisions for rent increases of approximately 2.5% on the first day of the first month that follows the first anniversary of the beginning of the lease of each year and on each anniversary date thereafter.

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

The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases:

	March 31,	December 31,
(In thousands)	2021	2020
Weighted average discount rate - operating leases	3.8%	3.3%
Weighted average discount rate - finance leases	5.7%	5.7%
Weighted average remaining lease term - operating leases	8.7	1.5
Weighted average remaining lease term - finance leases	3.6	0.9

Operating cash paid for amounts included in the measurement of operating lease liabilities in the three months ended March 31, 2021 and 2020 were $537,000 and $217,000, respectively.

The components of lease expense for the three months ended March 31, 2021 is as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Operating lease costs	$460	$170
Short-term lease costs	137	59
Total operating lease costs	597	229

Variable lease costs	128	79
Total lease expense	$725	$308

Maturities of our operating lease liabilities as of March 31, 2021 is as follows:

(In thousands)	Operating Leases	Financing Leases
2021	$1,395	$101
2022	1,760	135
2023	1,380	135
2024	1,201	77
2025	1,107	26
Thereafter	5,717	3
Total lease payments	12,560	477
Less: interest	(1,806)	(47)
Total present value of lease liabilities	$10,754	$430

Lessor arrangements

Rental arrangements

The Company generates revenue from the leasing of our evo cold chain systems, which are typically cloud-connected shippers with enabling cold chain cloud applications, to customers pursuant to rental arrangements entered into with the customer. Revenue from the rental of cold chain systems is within the scope of FASB ASC Topic 842, “Leases”. All customers leasing shippers currently do so under month-to-month rental arrangements. We account for these rental transactions as operating leases and record rental revenue on a straight-line basis over the rental term.

Embedded leases

BioLife enters into various customer service agreements (collectively, “Service Contracts”) with customers to provide biological and pharmaceutical storage services. In certain of these Service Contracts, the property, plant, and equipment or operating right-of-use assets used to store the customer product are used only for the benefit of one customer. This is primarily driven by the customer’s desire to ensure that sufficient storage capacity is available in a specific geographic location for a set period of time.

BioLife has assessed its Service Contracts and concluded that certain of the contracts for the storage of customer products met the criteria to be considered a leasing arrangement (“Embedded Leases”), with BioLife as the lessor. The specific Service Contracts that met the criteria were those that provided a single customer with the ability to substantially direct the use of BioLife property, plant, and equipment or operating right-of-use assets.

Under ASC 842, consistent with the previous guidance, BioLife will continue to recognize operating right-of-use asset embedded lessor arrangements on its Consolidated Balance Sheets in operating right-of-use assets.

None of the Embedded Leases identified by BioLife qualify as a sales-type or direct finance lease. None of the operating leases for which BioLife is the lessor include options for the lessee to purchase the underlying asset at the end of the lease term or residual value guarantees, nor are any such operating leases with related parties.

14. Condensed Consolidated Balance Sheet Detail

Property and Equipment

	March 31,	December 31,
(In thousands)	2021	2020
Property and equipment
Leasehold improvements	$2,464	$2,393
Furniture and computer equipment	932	902
Manufacturing and other equipment	11,100	10,076
Construction in-progress	1,151	591
Subtotal	15,647	13,962
Less: Accumulated depreciation	(4,416)	(3,842)
Net property and equipment	$11,231	$10,120

Depreciation expense for property and equipment was $575,000 and $285,000 for the three months ended March 31, 2021 and 2020, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Accrued expenses	$323	$472
Accrued taxes	69	112
Accrued compensation	5,407	2,898
Warranty reserve liability	201	212
Deferred revenue, current	662	931
Loans payable, current	1,354	614
Other	130	130
Total accrued expenses and other current liabilities	$8,146	$5,369

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Loans payable, net of current	$916	$655
Deferred revenue, net of current	64	71
Total other long-term liabilities	$980	$726

Loans Payable

Loans payable consisted of the following:

			March 31,	December 31,
(In thousands)	Maturity Date	Interest Rate	2021	2020
Paycheck Protection Program loan	May-22	1.0%	$295	$295
Freezer equipment loan	Dec-25	5.7%	718	365
Manufacturing equipment loans	Oct-25	5.7%	418	439
Freezer installation loan	Various	6.3%	828	156
Other loans	Various	Various	11	14
Total			$2,270	$1,269

As of March 31, 2021, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2021 (9 months remaining)	$1,298
2022	229
2023	242
2024	256
2025	238
Thereafter	7
Total	$2,270

15. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $135,000 and $84,000 contributions to the plan for the three months ended March 31, 2021 and 2020, respectively.

16. Subsequent Event

On April 1, 2021, we entered into a lease agreement for approximately 47,533 square feet in the Netherlands. The term of our lease began on April 1, 2021 and continues until March 31, 2026, with options to extend the lease for an additional five years at each expiration date. In accordance with the lease agreement, the monthly base rent is approximately €28,726 (approximately $33,734 as of March 31, 2021) at commencement and includes provisions for rent increases tied to the Netherlands consumer price index in January of each year.

GCI Acquisition

On May 3, 2021, the Company completed the acquisition of Global Cooling, Inc. (“Global Cooling”), which became a wholly owned subsidiary of the Company. Global Cooling is a manufacturer of ultra-low temperature freezers. At the closing of the acquisition, the Company issued to the sellers 6,038,252 shares of common stock with an additional 598,218 shares of common stock retained in escrow as the sole and exclusive source of payment for any post-closing indemnification claims (other than fraud claims). The escrow shares, as reduced for any valid indemnification claims, are to be issued no later than 24 months after the closing of the transaction.

In connection with the acquisition and effective as of the closing, Maurice “Dusty” Tenney, the Chief Executive Officer of Global Cooling prior to the acquisition, was appointed as President and Chief Operating Officer of the Company. In connection therewith, Michael Rice, the Company’s Chief Executive Officer and President, resigned from his position as President and Roderick de Greef, the Company’s Chief Financial Officer and Chief Operating Officer, resigned from his position as Chief Operating Officer. Mr. Rice will continue to serve as the Company’s Chief Executive Officer and Mr. de Greef will continue to serve as the Company’s Chief Financial Officer.

We incurred $902,000 of related acquisition costs for the three month period ending March 31, 2021, which are reflected in our Condensed Consolidated Statement of Operations. We expect to report Global Cooling as a consolidated entity as of June 30, 2021. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

Due to the limited time since the acquisition date and the effort required to assess the fair value of assets acquired and liabilities assumed, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized for the major classes of assets acquired and liabilities assumed, acquisition contingencies and goodwill. Also, the Company is unable to provide pro forma revenues and earnings of the combined entity. This information is expected to be included in the Company's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about our products, including our newly acquired products, customers, regulatory approvals, the potential utility of and market for our products and services, our ability to implement our business strategy and anticipated business and operations, in particular following our 2019, 2020, 2021 acquisitions, future financial and operational performance, our anticipated future growth strategy, including the acquisition of synergistic cell and gene therapy manufacturing tools and services or technologies or other companies or technologies, capital requirements, intellectual property, suppliers, joint venture partners, future financial and operating results, the impact of the COVID-19 pandemic, plans, objectives, expectations and intentions, revenues, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, regulatory filings and requirements, the estimated potential size of markets, capital requirements, the terms of any capital financing agreements, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Quarterly Report on Form 10-Q. We intend that such forward-looking statements be subject to the safe harbors created thereby.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.

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

Our bioproduction tools and services are comprised of five main offerings:

●	Biopreservation media
●	Automated thawing devices
●	Cloud connected “smart” shipping containers
●	Freezer and storage technology and related components
●	Biological and pharmaceutical material storage

Biopreservation media

Our proprietary biopreservation media products, HypoThermosol® FRS and CryoStor®, are formulated to mitigate preservation-induced, delayed-onset cell damage and death, which result when cells and tissues are subjected to reduced temperatures. Our technology can provide our CGT customers with significant shelf-life extension of biologic source material and final cell products, and can also greatly improve post-preservation cell and tissue viability and function. Our biopreservation media is serum-free, protein-free, fully defined, and manufactured under current Good Manufacturing Practices (cGMP). We strive to source wherever possible, the highest available grade, multi-compendium raw materials. We estimate our media products have been incorporated in over 450 customer clinical applications, including numerous chimeric antigen receptor (CAR) T cell and other cell types.

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

We operate five storage facilities in the USA and one facility in the Netherlands.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Revenues

Revenue was $16.8 million for the three months ended March 31, 2021, representing an increase of $4.7 million, or 39%, in the three months ended March 31, 2021 compared with the same period in 2020.

In 2019 and 2020, we acquired four companies which resulted in increased revenue diversification. In prior years, nearly all revenue was derived from our biopreservation media product line. In the three months ended March 31, 2021, we generated diversified revenue, both in terms of product and customer concentration, a trend we expect to see continue through 2021. The increase is due to the acquisition of SciSafe in Q4 2020, the launch of High Capacity Rate Freezers in our freezers and accessories product line, increased isothermal freezer sales, and an increase in product revenue of our biopreservation media products. Product revenue of our biopreservation media products increased by $255,000, or 3% in the three months ended March 31, 2021 compared with the same period in 2020. Our biopreservation media products continued to be adopted by customers in the CGT market and we realized a higher selling price per liter in 2021 compared to 2020. Revenue is impacted by the relatively high degree of customer concentration, the timing of orders, the development efforts of our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicative of a trend.

Costs and Operating Expenses

Total costs and operating expenses for three months ended March 31, 2021 and 2020 were comprised of the following:

	Three Months Ended
	March 31,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Cost of product, rental, and service revenue	$7,550	$4,568	$2,982	65%
Research and development	1,987	1,663	324	19%
Sales and marketing	2,021	1,576	445	28%
General and administrative	4,830	3,135	1,695	54%
Intangible asset amortization	933	688	245	36%
Acquisition costs	998	225	773	344%
Change in fair value of contingent consideration	(491)	(63)	(428)	679%
Total operating expenses	$17,828	$11,792	$6,036	51%

Cost of product, rental, and service revenue

In the three months ended March 31, 2021 cost of revenue increased $3.0 million, or 65% when compared to the same period in 2020, due primarily to increased revenues driven by lower margin product lines. We expect that cost of product revenue may fluctuate in future quarters based on production volumes and product mix.

Cost of revenue as a percentage of revenue was 45%, and 38% for the three months ended March 31, 2021 and 2020, respectively. The increase in cost of revenue as a percentage of revenue is a result of increased revenues from lower margin product lines acquired in the 2019 and 2020 acquisitions.

Research and Development Expenses

Research and development (“R&D”) expense consist primarily of salaries and other personnel-related costs, consulting, and external product development services.

R&D expense for the three months ended March 31, 2021 increased $324,000, or 19%, compared with the same period in 2020. The increase is primarily due to increased headcount and usage of R&D materials.

We expect our R&D expense to increase as we continue to expand, develop, and refine the product lines we acquired in 2019, 2020, and 2021.

Sales and Marketing Expenses

Sales and marketing expense (“S&M”) consists primarily of salaries and other personnel-related costs, stock compensation expense, trade shows, sales commissions and advertising.

S&M expense for the three months ended March 31, 2021 increased $445,000, or 28%, compared with the same period in 2020. The increase reflects the S&M costs we absorbed related to our SciSafe acquisition, increased headcount, and an increase commission expense as a result of increased revenues.

We expect S&M expense to increase, as we expand our direct selling efforts to support the broader product line offerings resulting from our acquisitions in 2019, 2020, and 2021.

General and Administrative Expenses

General and administrative (“G&A”) expense consists primarily of personnel-related costs, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance.

G&A expenses for the three months ended March 31, 2021 increased by $1.7 million, or 54%, compared with the same period in 2020. The increase reflects the assumption of G&A expenses related to our acquisition of SciSafe in Q4 2020, and the continued buildout of our administrative infrastructure, primarily through increased headcount and information technology expenditures, to support expected future growth, and stock compensation expense.

We expect G&A expense to increase reflecting the infrastructure and costs related to supporting the larger expected enterprise created as a result of our growth strategy.

Intangible asset amortization expense

Amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions of Astero, SAVSU, CBS, and SciSafe in which we acquired definite-lived intangible assets.

Acquisition costs

Acquisition costs consist of legal, accounting, third-party valuations, and other due diligence costs incurred related to our Astero, SAVSU, CBS, SciSafe, and Global Cooling acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our Astero, CBS, and SciSafe acquisitions.

Other Income and Expense

Total other income and expenses for the three months ended March 31, 2021 and 2020 were comprised of the following:

	Three Months Ended
	March 31,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Change in fair value of warrant liability	$(121)	$21,914	$(22,035)	(101)%
Interest income (expense), net	(16)	28	(44)	(157)%
Other expense	-	(4)	4	(100)%
Total other income (expenses)	$(137)	$21,938	$(22,075)	(101)%

Change in fair value of warrant liability. Reflects the changes in fair value associated with the periodic “mark to market” valuation of certain warrants that were issued in 2014. All outstanding warrants were exercised via a “cashless” exercise on March 25, 2021. Due to the change in our stock price during the three months ended March 31, 2020 from December 31, 2019, we had a lower warrant liability and a corresponding unrealized, non-cash gain of $21.9 million due to the change in fair value of our warrant liability.

Interest income (expense), net. We earn interest on cash held in our money market account. Interest expense in the three months ended March 31, 2021 grew compared to 2020, due to equipment financing.

Liquidity and Capital Resources

On March 31, 2021 and December 31, 2020, we had $89.0 million and $90.4 million in cash and cash equivalents, respectively. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for at least the foreseeable future. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Cash Flows

	Three Months Ended
	March 31,
(In thousands)	2021	2020	$ Change
Operating activities	$1,820	$687	$1,133
Investing activities	(4,427)	(1,227)	(3,200)
Financing activities	1,216	492	724
Net increase (decrease) in cash and cash equivalents	$(1,391)	$(48)	$(1,343)

Net Cash Provided by Operating Activities

During the three months ended March 31, 2021, net cash provided by operating activities was $1.8 million compared to $687,000 for the three months ended March 31, 2020. The increase in cash provided by operating activities was the result of the timing of collection and disbursement of working capital related items in accounts receivable and accrued expenses and other current liabilities.

Net Cash Used In Investing Activities

Net cash used by investing activities totaled $4.4 million during the three months ended March 31, 2021 compared to $1.2 million for the three months ended March 31, 2020. The increase in investing activities was the result of purchasing equipment and assets held for rent to facilitate future revenue growth.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $1.2 million during the three months ended March 31, 2021, compared to $492,000 during the three months ended March 31, 2020. Net cash provided by financing activities in the three months ended March 31, 2021 and 2020 was primarily the result of proceeds received from equipment loans and stock option exercises.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

Contractual Obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. There have been no significant changes to these obligations in the three months ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-Q were not effective, due to the material weakness in our internal controls over financial reporting. As previously reported, we identified a material weakness in our internal control over financial reporting as of December 31, 2019 with regard to our controls over the accounting for financial instruments containing characteristics of both liabilities and equity. Although substantial progress has been made in remediating this material weakness, it has not been fully remediated as of March 31, 2021, and therefore this control weakness continues to constitute a material weakness. Specifically, due to insufficient technical resources, the Company’s controls were not operating effectively to allow management to timely identify errors related to the recording of certain transactions involving financial instruments as previously described.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation. With respect to the material weakness described above, management has continued to test and evaluate the elements of the remediation plan implemented to date. These elements include:

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

Based on management’s review and the oversight of the Audit Committee, we have determined that, although substantial progress has been made in remediating this material weakness, the weakness has not been fully remediated as of March 31, 2021.

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

Item 1A. RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which BioLife has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2020 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Agreement dated May 3, 2021 between the Company and Maurice “Dusty” Tenney (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Date: May 17, 2021	/s/ Roderick de Greef
Roderick de Greef
Chief Financial Officer
(Duly authorized officer and principal
financial and accounting officer)

BIOLIFE SOLUTIONS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement dated May 3, 2021 between the Company and Maurice “Dusty” Tenney (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)