Form 10-Q
period 2021-06-30
BIOLIFE SOLUTIONS INC
filed 2021-08-16
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, 40,699,795 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except per share and share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$76,246	$90,403
Restricted cash	53	53
Accounts receivable, trade, net of allowance for doubtful accounts of $107 and $85 as of June 30, 2021 and December 31, 2020, respectively	21,093	8,006
Inventories, net	25,866	11,602
Prepaid expenses and other current assets	4,156	4,648
Total current assets	127,414	114,712

Assets held for rent, net	8,492	4,705
Property and equipment, net	16,450	10,120
Operating lease right-of-use assets, net	17,400	9,675
Financing lease right-of-use assets, net	511	17
Long-term deposits and other assets	452	230
Investments	5,872	5,872
Intangible assets, net	148,714	31,049
Goodwill	195,664	58,449
Total assets	$520,969	$234,829

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$9,847	$3,672
Line of credit	3,372	-
Accrued expenses and other current liabilities	9,911	4,755
Lease liabilities, operating, current portion	2,223	1,107
Lease liabilities, financing, current portion	144	8
Debt, current portion	2,924	614
Warrant liability, current portion	-	2,780
Contingent consideration, current portion	2,854	2,637
Total current liabilities	31,275	15,573

Contingent consideration, long-term	5,524	4,515
Lease liabilities, operating, long-term	15,474	8,757
Lease liabilities, financing, long-term	367	12
Debt, long-term	5,019	655
Deferred tax liabilities	10,973	-
Other long-term liabilities	56	71
Total liabilities	68,688	29,583

Commitments and Contingencies (Note 12)

Shareholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 40,560,720 and 33,039,146 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	41	33
Additional paid-in capital	542,864	302,598
Accumulated other comprehensive income	3	-
Accumulated deficit	(90,627)	(97,385)
Total shareholders’ equity	452,281	205,246
Total liabilities and shareholders’ equity	$520,969	$234,829

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share and share data)	2021	2020	2021	2020

Product revenue	$27,468	$9,489	$41,244	$21,216
Service revenue	1,963	-	4,167	-
Rental revenue	1,773	431	2,640	866
Total product, rental, and service revenue	31,204	9,920	48,051	22,082
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	15,986	4,154	21,609	8,536
Cost of service revenue (exclusive of intangible assets amortization)	1,427	-	2,779	-
Cost of rental revenue (exclusive of intangible assets amortization)	1,141	345	1,716	531
Research and development	3,045	1,477	5,032	3,140
Sales and marketing	3,142	1,366	5,164	2,942
General and administrative	7,146	3,278	11,974	6,413
Intangible asset amortization	1,882	706	2,815	1,394
Acquisition costs	272	13	1,271	238
Change in fair value of contingent consideration	1,718	(1,463)	1,226	(1,526)
Total operating expenses	35,759	9,876	53,586	21,668
Operating (loss) income	(4,555)	44	(5,535)	414

Other income (expense)
Change in fair value of warrant liability	-	(16,442)	(121)	5,472
Interest (expense) income, net	(121)	18	(137)	46
Other expense	-	-	(1)	(4)
Total other (expense) income	(121)	(16,424)	(259)	5,514

(Loss) income before income tax benefit	(4,676)	(16,380)	(5,794)	5,928
Income tax benefit	12,552	-	12,552	-
Net income (loss)	$7,876	$(16,380)	$6,758	$5,928

Net income (loss) attributable to shareholders
Basic	$7,661	$(16,380)	$6,543	$5,093
Diluted	7,668	(16,380)	6,551	350
Earnings (loss) attributable to common shareholders
Basic	$0.20	$(0.70)	$0.18	$0.23
Diluted	$0.19	$(0.70)	$0.17	$0.01
Weighted average shares used to compute earnings (loss) per share attributable to common shareholders:
Basic	38,072,712	23,292,635	35,668,124	22,151,726
Diluted	40,390,098	23,292,635	38,275,603	27,013,580

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Net income (loss)	$7,876	$(16,380)	$6,758	$5,928

Other comprehensive income (loss)	3	-	3	-

Comprehensive income (loss)	$7,879	$(16,380)	$6,761	$5,928

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30, 2021
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	-	$-	33,039,146	$33	$302,598	$-	$(97,385)	$205,246
Stock issued as consideration in GCI acquisition	-	-	6,636,470	7	232,734	-	-	232,741
Stock based compensation	-	-	-	-	4,024	-	-	4,024
Stock option exercises	-	-	387,759	1	607	-	-	608
Cashless exercises of 79,100 warrants	-	-	70,030	-	2,901	-	-	2,901
Stock issued – on vested RSUs	-	-	427,315	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	3	-	3
Net income	-	-	-	-	-	-	6,758	6,758
Balance, June 30, 2021	-	$-	40,560,720	$41	$542,864	$3	$(90,627)	$452,281

	Three Months Ended June 30, 2021
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2021	-	$-	33,634,194	$34	$307,246	$-	$(98,503)	$208,777
Stock issued as consideration in GCI acquisition	-	-	6,636,470	7	232,734	-	-	232,741
Stock based compensation	-	-	-	-	2,520	-	-	2,520
Stock option exercises	-	-	224,894	-	364	-	-	364
Stock issued – on vested RSUs	-	-	65,162	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	3	-	3
Net income	-	-	-	-	-	-	7,876	7,876
Balance, June 30, 2021	-	$-	40,560,720	$41	$542,864	$3	$(90,627)	$452,281

	Six Months Ended June 30, 2020
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2019	-	$-	20,825,452	$21	$143,485	$-	$(100,052)	$43,454
Stock issued as 2019 bonus payout	-	-	-	-	314	-	-	314
Sale of common stock, net of fees	-	-	1,904,762	2	19,912	-	-	19,914
Stock based compensation	-	-	-	-	2,258	-	-	2,258
Stock option exercises	-	-	410,793	-	783	-	-	783
Cashless exercise of 3,871,405 warrants	-	-	2,747,970	3	33,108	-	-	33,111
Warrant exercises	-	-	5,000	-	81	-	-	81
Stock issued – on vested RSUs	-	-	88,390	-	-	-	-	-
Net income	-	-	-	-	-	-	5,928	5,928
Balance, June 30, 2020	-	$-	25,982,367	$26	$199,941	$-	$(94,124)	$105,843

	Three Months Ended June 30, 2020
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2020	-	$-	21,148,771	$21	$145,432	$-	$(77,744)	$67,709
Sale of common stock, net of fees	-	-	1,904,762	2	19,912	-	-	19,914
Stock based compensation	-	-	-	-	1,145	-	-	1,145
Stock option exercises	-	-	142,500	-	293	-	-	293
Cashless exercise of 3,871,405 warrants	-	-	2,747,970	3	33,108	-	-	33,111
Warrant exercises	-	-	3,000	-	51	-	-	51
Stock issued – on vested RSUs	-	-	35,364	-	-	-	-	-
Net loss	-	-	-	-	-	-	(16,380)	(16,380)
Balance, June 30, 2020	-	$-	25,982,367	$26	$199,941	$-	$(94,124)	$105,843

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Cash flows from operating activities
Net income	$6,758	$5,928
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	1,895	973
Amortization of intangible assets	2,815	1,394
Stock-based compensation	4,024	2,258
Non-cash lease expense	1,047	300
Deferred income tax benefit	(12,552)	-
Change in fair value of contingent consideration	1,226	(1,526)
Change in fair value of warrant liability	121	(5,472)
Loss on disposal of assets held for rent, net	102	-
Other	175	-

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	(8,494)	924
Inventories	1,283	82
Prepaid expenses and other current assets	2,370	256
Accounts payable	(2,790)	63
Accrued expenses and other current liabilities	(3,882)	177
Other	-	(467)
Net cash (used in) provided by operating activities	(5,902)	4,890

Cash flows from investing activities
Cash acquired in acquisition of Global Cooling, Inc.	43	-
Purchases of property and equipment	(4,407)	(251)
Purchases of assets held for lease	(4,280)	(1,432)
Proceeds from sale of equipment	1	-
Net cash used in investing activities	(8,643)	(1,683)

Cash flows from financing activities
Proceeds from Paycheck Protection Program ("PPP") Loan	-	2,175
Payoff of PPP Loan	-	(2,175)
Proceeds from equipment loans	1,282	-
Payments of contingent consideration	-	(483)
Proceeds from sale of common stock, net of $6.2 million of costs in 2020	-	19,914
Proceeds from line of credit	11,800	-
Payments on line of credit	(12,738)	-
Proceeds from exercise of common stock options	608	783
Proceeds from exercise of warrants	-	24
Payments on financed insurance premium	(187)	-
Other	(380)	(14)
Net cash provided by financing activities	385	20,224

Net (decrease) increase in cash, cash equivalents, and restricted cash	(14,160)	23,431
Cash, cash equivalents, and restricted cash – beginning of period	90,456	6,448
Effects of currency translation on cash, cash equivalents, and restricted cash	3	-
Cash, cash equivalents, and restricted cash – end of period	$76,299	$29,879
Non-cash investing and financing activities
Cashless exercise of warrants reclassified from warrant liability to common stock	$2,901	$33,111
Stock issued as consideration to acquire Global Cooling, Inc.	$232,741	$-
Equipment acquired under operating leases	$6,971	$-
Equipment acquired under finance leases	$440	$-
Reclassification of warrant liabilities to equity upon exercise	$-	$57
Purchase of property and equipment not yet paid	$-	$29
Stock issued as bonus consideration	$-	$314
Purchase of equipment with debt	$-	$133
Deferred financing costs not yet paid	$-	$55

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and significant accounting policies

Business

BioLife Solutions, Inc. (“BioLife”, “us,” “we,” “our,” or the “Company”) is a developer, manufacturer and supplier of a portfolio of bioproduction tools and services including; proprietary biopreservation media, automated thawing devices, cloud-connected shipping containers, ultra-low temperature mechanical freezers, cryogenic and controlled rate freezers and biological and pharmaceutical materials storage. Our CryoStor® freeze media and HypoThermosol® hypothermic storage media are optimized to preserve cells in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death. Our ThawSTAR® product line is comprised of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products administer temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. Our evo® shipping containers provide cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals. Our cryogenic freezer technology provides for controlled rate freezing and storage of biologic materials. Our ultra-low temperature mechanical freezers allow biological materials and vaccines to be stored at temperatures which range from negative 20℃ to negative 80℃. Our biological and pharmaceutical materials storage services provide facilities that allow for real-time tracking of biologic materials and vaccines that can be stored at a wide range of temperatures.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates and assumptions by management affect the Company’s allowance for doubtful accounts, the net realizable value of inventory, fair value of warrant liability, valuation of market based awards, valuations and purchase price allocations related to investments and business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization methods and periods, certain accrued expenses, share-based compensation, contingent consideration from business combinations, tax reserves, and the recoverability of the Company’s net deferred tax assets and the related valuation allowance.

The Company regularly assesses these estimates, however, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Basis of presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by BioLife in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by U.S. GAAP. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2020.

The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, Astero Bio Corporation (“Astero,” and the Astero product line, “ThawStar” acquired on April 1, 2019), SAVSU Technologies, Inc. (“SAVSU” acquired on August 8, 2019), Arctic Solutions, Inc. doing business as Custom Biogenic Systems (“CBS” acquired on November 12, 2019), SciSafe Holdings, Inc. (“SciSafe” acquired on October 1, 2020), and Global Cooling, Inc. (“Global Cooling” or “GCI” acquired on May 3, 2021). All intercompany accounts and transactions have been eliminated in consolidation.

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

Financial Statement Reclassification

Certain classifications on the Unaudited Condensed Consolidated Balance Sheets related to accrued expenses and other current liabilities, debt, current portion, and debt, long-term as of December 31, 2020 were reclassified to conform to current period presentation. These reclassifications have no impact on previously reported total revenue, net income (loss), net assets, or total operating cash flows.

Segment reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of bioproduction tools and services. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating and evaluating financial performance.

Significant accounting policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Liquidity and capital resources

On June 30, 2021 and December 31, 2020, we had $76.2 million and $90.4 million in cash and cash equivalents, respectively. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for at least the foreseeable future. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

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

As of March 30, 2020, the Company started deferring the employer side of social security tax payments as allowed by the CARES Act. As of June 30, 2021, the amount of deferred social security tax payments was $432,000. We are required to pay back 50% of our total deferred payments in 2021 and the remaining 50% in 2022.

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

Concentrations of credit risk and business risk

We derived approximately 17% and 11% of our product revenue from one customer in the three and six months ended June 30, 2021, respectively, and approximately 25% and 13% from two customers and one customer in the three and six months ended June 30, 2020, respectively. No other customer accounted for more than 10% of revenue in the three and six months ended June 30, 2021 and 2020. All revenue from foreign customers are denominated in United States dollars.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue by customers’ geographic locations	2021	2020	2021	2020
North America	87%	88%	86%	87%
Europe, Middle East, Africa (EMEA)	10%	10%	11%	11%
Other	3%	2%	3%	2%
Total revenue	100%	100%	100%	100%

We derived approximately 29% and 36% of our revenue from CryoStor products in the three and six months ended June 30, 2021, respectively, and 62% and 65% in the three and six months ended June 30, 2020.

As of June 30, 2021 and December 31, 2020, two customers and one customer accounted for approximately 23% and 17% of total gross accounts receivable, respectively. No other customers accounted for more than 10% of gross accounts receivable as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, one supplier accounted for 13% and 21% of accounts payable, respectively. No other suppliers accounted for more than 10% of accounts payable as of June 30, 2021 and December 31, 2020.

Recent accounting pronouncements

In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05, Lease (Topic 842): Lessors - Certain Leases with Variable Lease Payments ("ASU 2021-05"). The guidance in ASU 2021-05 amends the lease classification requirements for the lessors under certain leases containing variable payments to align with practice under Accounting Standards Codification (“ASC”) 840. The lessor should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in ASC 842-10-25-2 through 25-3; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the timing and impact of the adoption of ASU 2021-05 on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, (“ASU 2021-04”) which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant as an exchange of the original warrant. The difference between the fair value of the modified warrant and the fair value of the warrant immediately before modification is then recognized as an issuance cost or discount of the related transaction. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. ASU 2021-04 should be applied prospectively to modifications or exchanges occurring after the effective date. Either the full or modified retrospective adoption method is allowed. We do not have any equity-classified written call options that would be subject to this guidance. Therefore, we do not expect any impact on our consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company adopted this guidance and it did not have a material impact on the company’s financial position, results of operation or cash flows.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform—Scope, which clarified the scope and application of the original guidance. The Company will adopt these standards when LIBOR is discontinued. The ASU can be adopted no later than December 1, 2022, with early adoption permitted. The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance.

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

The fair value of the Astero Contingent Consideration liability was initially valued based on unobservable inputs using a Black-Scholes valuation model. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 17.5%, risk-free rates between 2.29% and 2.41% and revenue volatility of 56%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the Contingent Consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the Contingent Consideration if they increase (decrease) beyond certain amounts. Subsequent to the acquisition date, as of each reporting period, the Contingent Consideration liability is re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the Contingent Consideration liability as of June 30, 2021, the Company assessed the probability of meeting previously determined metrics as unlikely and reduced the associated Contingent Consideration liability to zero. The net impact of this reduction of $81,000 was recognized in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. This Contingent Consideration liability is presented in the Consolidated Balance Sheet as of December 31, 2020 in the amount of $81,000. Certain assumptions used in estimating the fair value of the Contingent Consideration are uncertain by nature. Actual results may differ materially from estimates.

The fair value of the CBS Contingent Consideration liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 26.0%, a risk-free rate of approximately 1.74% and revenue volatility of 70%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the Contingent Consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the Contingent Consideration if they increase (decrease) beyond certain amounts. Subsequent to the acquisition date, as of each reporting period, the Contingent Consideration liability is re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the Contingent Consideration liability as of June 30, 2020, the Company used a discount rate of 21.0%, a risk-free rate of 0.23% and revenue volatility of 63%. This Contingent Consideration Liability is presented in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020 in the amount of $140,000. Certain assumptions used in estimating the fair value of the Contingent Consideration are uncertain by nature. Actual results may differ materially from estimates.

The fair value of the SciSafe Contingent Consideration liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 4.5%, a risk-free rate of approximately 0.20%, asset volatility of 60%, and revenue volatility of 15%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the Contingent Consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the Contingent Consideration if they increase (decrease) beyond certain amounts. As of the acquisition date, the Contingent Consideration was determined to have a fair value of $3.7 million. Subsequent to the acquisition date, the Contingent Consideration liability was re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the Contingent Consideration liability as of June 30, 2021, the Company used a discount rate of 5.2%, a risk-free rate of approximately 0.46%, asset volatility of 63%, and revenue volatility of 17%. The SciSafe Contingent Consideration, if earned, is to be paid in shares of BioLife’s common stock. As such, changes in BioLife’s stock price directly impact the fair value of the SciSafe Contingent Consideration as of each measurement date. This Contingent Consideration liability is presented in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020 in the amount of $8.2 million and $6.9 million, respectively. The Change in Fair Value of Contingent Consideration of $1.8 million and $1.3 million associated with this liability is presented within the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively. Certain assumptions used in estimating the fair value of the Contingent Consideration are uncertain by nature. Actual results may differ materially from estimates.

For the warrant liability, the significant Level 3 inputs included the contractual remaining term of the warrants and the volatility of the Company’s common stock. For the estimated term of the warrants, we used the actual terms of the warrants, which expired March 25, 2021. For the volatility of the Company’s stock as of December 31, 2020, we used historical volatility for the remaining term of each warrant. These amounts ranged from 56.8% to 84.6%. We did not make any adjustments to the historical volatility. Certain assumptions used in estimating the fair value of the warrants are uncertain by nature. On March 25, 2021, the expiration date of all remaining warrants, all remaining warrants were exercised via a “cashless” exercise and the warrant liability was revalued to its intrinsic value, as the Company’s stock price was observable as of that date.

There were no remeasurements to fair value during the six months ended June 30, 2021 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2021 and  December 31, 2020, based on the three-tier fair value hierarchy:

(In thousands)

As of June 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$73,161	$-	$-	$73,161
Total	73,161	-	-	73,161
Liabilities:
Contingent consideration - business combinations	-	-	8,378	8,378
Total	$-	$-	$8,378	$8,378

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$90,403	$-	$-	$90,403
Total	90,403	-	-	90,403
Liabilities:
Contingent consideration - business combinations	-	-	7,152	7,152
Warrant liability	-	-	2,780	2,780
Total	$-	$-	$9,932	$9,932

The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of investments, warrant liability and contingent consideration classified as Level 3 were derived from management assumptions. There have been no transfers of assets or liabilities between the fair value measurement levels.

The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Six Months Ended June 30,
(In thousands)	2021	2020
Beginning balance	$7,152	$1,914
Additions	-	-
Change in fair value recognized in net income	1,226	(1,526)
Ending balance	$8,378	$388

The following table presents the changes in fair value of warrant liabilities which are measured using Level 3 inputs:

	Six Months Ended June 30,
(In thousands)	2021	2020
Beginning balance	$2,780	$39,602
Exercised warrants	(2,901)	(33,167)
Change in fair value recognized in net income	121	(5,472)
Ending balance	$-	$963

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

Consideration transferred

The SciSafe Acquisition was accounted for as a purchase of a business under FASB ASC Topic 805, “Business Combinations”. As of the closing of the SciSafe Acquisition, the Company agreed to issue to the SciSafe Sellers 611,683 shares of common stock valued at $29.29 per share and a cash payment of $15 million, with $1.5 million held in escrow to account for adjustments for net working capital and as a security for, and a source of payment of, the Company’s indemnity rights. Pending the occurrence of certain events, the Company will issue to the SciSafe Sellers an additional 626,000 shares of common stock, which shall be issuable to SciSafe Sellers upon SciSafe achieving certain specified revenue targets in each year from 2021 to 2024. Under the acquisition method of accounting, the assets acquired and liabilities assumed from SciSafe were recorded as of the acquisition date, at their respective fair values, and consolidated with those of BioLife. The fair value of the contingent consideration of $3.7 million was determined using a Monte Carlo simulation. The fair value of the net tangible assets acquired is approximately $2.8 million, the fair value of the deferred tax liability acquired is approximately $3.3 million, the fair value of the intangible assets acquired is approximately $12.1 million, and the residual goodwill is approximately $24.9 million. The fair value calculations required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

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

The fair value of SciSafe’s identifiable intangible assets and useful lives are as follows (amounts in thousands, except years):

	Fair Value	Useful Life (Years)
Customer relationships	$7,420	14
Tradenames	4,020	19
Non-compete agreements	660	4
Total identifiable intangible assets	$12,100

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

Indemnification Asset

In 2020, the Company recognized a $130,000 liability for a non-income tax contingency related to the acquisition of SciSafe. As of the date of acquisition, we recognized an indemnification asset at the same time and on the same basis as the recognized liability, to the extent that collection is reasonably assured, in accordance with ASC 805. When indemnified, subsequent changes in the indemnified item are offset by changes in the indemnification asset. We assess the realizability of the indemnification asset each reporting period. Changes in the principal portion of non-income tax contingencies, as well as changes in any related indemnification asset, are included in operating income. The indemnification asset is included within prepaid expenses and other current assets on the balance sheet.

Acquired goodwill

The goodwill of $24.9 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. The goodwill recorded is not deductible for income tax purposes.

Global Cooling acquisition

General terms and effects

On March 19, 2021, the Company entered into an Agreement and Plan of Merger (the “GCI Merger Agreement”) with BLFS Merger Subsidiary, Inc., a Delaware corporation (“GCI Merger Sub”), Global Cooling, a Delaware corporation and Albert Vierling and William Baumel, in their capacity as the representatives of the stockholders of GCI (collectively, the “GCI Seller Representative”).

On May 3, 2021, pursuant to the GCI Merger Agreement, subject to the terms and conditions set forth therein, the transactions contemplated by the GCI Merger Agreement were consummated (the “GCI Closing”), GCI Merger Sub merged with and into GCI (the “GCI Merger” and, together with other transactions contemplated by the GCI Merger Agreement, the “GCI Transactions”), with GCI continuing as the surviving corporation in the GCI Merger and a wholly-owned subsidiary of the Company. In the GCI Merger, all of the issued and outstanding shares of capital stock of GCI immediately prior to the filing of the Certificate of Merger with the Secretary of State of the State of Delaware (other than those properly exercising any applicable dissenter’s rights under Delaware law) were converted into the right to receive the GCI Merger Consideration (as defined below). The Company paid the GCI Merger Consideration to the holders of common stock and preferred stock of GCI (collectively, the “GCI Stockholders”).

Merger consideration

The aggregate merger consideration paid pursuant to the GCI Merger Agreement to the GCI Stockholders was 6,646,870 newly issued shares of common stock, provided, however, that the GCI Merger Consideration otherwise payable to GCI Stockholders is subject to the withholding of the GCI Escrow Shares (as defined below) and is subject to reduction for indemnification obligations. The GCI Merger Consideration allocable to one GCI stockholder was reduced by 10,400 shares to satisfy an outstanding note receivable of $374,000. In accordance with ASC 805, the Company recognized the settlement of pre-existing relationships in the forms of cash deposits, trade receivables, and trade payables, which are included in the consideration transferred. The GCI Merger Consideration is not subject to any purchase price adjustments.

Total consideration transferred (in thousands, except number of shares, stock price, and consideration percentage):

BioLife shares outstanding (as of March 19, 2021)	33,401,359
Merger consideration percentage	19.9%
Merger consideration shares	6,646,870
less: Merger consideration shares withheld to satisfy outstanding GCI stockholder obligations to GCI	10,400
Subtotal	6,636,470
BioLife stock price (as of May 3, 2021)	$35.07
Value of issued shares	$232,741
plus: Settlement of BioLife prepaid deposits	$2,152
plus: Net settlement of BioLife accounts receivable	$16
Merger Consideration	$234,909

Transaction costs related to the acquisition are expensed as incurred and are not included in the calculation of consideration transferred.

Escrow shares

At the GCI Closing, approximately nine percent (9%) of the GCI Merger Consideration (the “Escrow Shares”, along with any other dividends, distributions or other income on the GCI Escrow Shares, the “GCI Escrow Property”) otherwise issuable to the GCI Stockholders (allocated pro rata among the GCI Stockholders based on the GCI Merger Consideration otherwise issuable to them at the GCI Closing), was deposited into a segregated escrow account in accordance with an escrow agreement to be entered into in connection with the GCI Transactions (the “GCI Escrow Agreement”).

The GCI Escrow Property will be held for a period of up to twenty-four (24) months after the GCI Closing as the sole and exclusive source of payment for any post-GCI Closing indemnification claims (other than fraud claims), unless earlier released in accordance with the terms of the GCI Escrow Agreement.

Fair value of net assets acquired

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of June 30, 2021 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities and goodwill, which could have a material impact on the Company’s results of operations and financial position.

Under the acquisition method of accounting, the assets acquired and liabilities assumed from Global Cooling were estimated as of the merger date, at their respective fair values, and consolidated with those of BioLife. The estimated fair value of the net tangible assets acquired is approximately $740,000, the estimated fair value of the deferred tax liability acquired is approximately $23.5 million, the estimated fair value of the intangible assets acquired is approximately $120.5 million, and the estimated residual goodwill is approximately $137.2 million. The fair value calculations required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

The table below represents the estimated fair value of the net assets acquired and liabilities assumed, which were recorded as of the merger date (amounts in thousands).

Cash	$43
Accounts receivable, net	7,076
Inventory	15,547
Prepaid expenses and other current assets	639
Property, plant and equipment, net	3,512
Operating lease right-of-use assets, net	1,741
Financing lease right-of-use assets, net	114
Long-term deposits and other assets	4
Developed technology	18,140
Customer relationships	7,020
Tradenames	26,640
Non-compete agreements	1,240
In-process research and development	67,440
Goodwill	137,215
Accounts payable	(9,837)
Line of credit	(4,231)
Lease liabilities, operating	(1,880)
Lease liabilities, financing	(114)
Long-term debt	(4,410)
Deferred tax liability	(23,526)
Other liabilities	(7,464)
Fair value of net assets acquired	$234,909

The fair value of Global Cooling’s identifiable intangible assets and useful lives are as follows (amounts in thousands, except years):

	Fair Value	Useful Life (Years)
Developed technology	$18,140	6
Customer relationships	7,020	12
Tradenames	26,640	15
Non-compete agreements	1,240	4
In-process research and development	67,440	N/A
Total identifiable intangible assets	$120,480

Fair value measurement methodologies used to calculate the value of any asset can be broadly classified into one of three approaches, referred to as the cost, market and income approaches. In any fair value measurement analysis, all three approaches must be considered, and the approach or approaches deemed most relevant will then be selected for use in the fair value measurement of that asset. The estimated fair values of developed technology and in-process research and development were estimated using a multi-period excess earnings approach. The estimated fair values of customer relationships were estimated using the “distributor method”. The estimated fair value of the tradenames is based on the relief from royalty method, which estimates the value of the trade names based on the hypothetical royalty payments that are saved by owning the asset. The estimated fair values of non-compete agreements were estimated using a “with and without” approach, comparing projected cash flows under scenarios assuming the non-compete agreements were and were not in place. The fair value of inventory and property, plant and equipment were determined using the “market approach”.

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

Acquired goodwill

The goodwill of $137.2 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. The goodwill recorded is not deductible for income tax purposes.

4. Inventory

Inventory consists of the following as of  June 30, 2021 and December 31, 2020:

(In thousands)	2021	2020
Raw materials	$11,805	$2,855
Work in progress	4,194	2,006
Finished goods	9,867	6,741
Total	$25,866	$11,602

5. Assets held for rent

Assets held for rent consist of the following as of June 30, 2021 and December 31, 2020:

(In thousands)	2021	2020
Shippers placed in service	$5,073	$3,171
Fixed assets held for rent	2,035	-
Accumulated depreciation	(943)	(411)
Net	6,165	2,760
Shippers and related components in production	2,327	1,945
Total	$8,492	$4,705

Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $299,000 and $483,000 in depreciation expense related to assets held for rent during the three and six months ended June 30, 2021, respectively, and $267,000 and $395,000 during the three and six months ended June 30, 2020, respectively.

6. Goodwill and intangible assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The Company has not identified any triggering events which indicate an impairment of goodwill in the six months ended June 30, 2021.

Intangible assets

Intangible assets, net consisted of the following as of  June 30, 2021:

(In thousands, except weighted average useful life)	June 30, 2021
Finite-lived intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$15,240	$(766)	$14,474	12.1
Tradenames	33,250	(1,075)	32,175	14.6
Technology - acquired	37,810	(4,909)	32,901	6.2
Non-compete agreements	1,900	(176)	1,724	3.3
In-process research and development⁽¹⁾	67,440	-	67,440	N/A
Total intangible assets	$155,640	$(6,926)	$148,714	10.5

(1) In-process R&D represents the fair value of incomplete research and development that has not yet reached technological feasibility. We will amortize the asset upon technological feasibility.

Intangible assets, net consisted of the following as of  December 31, 2020:

	December 31, 2020
Finite-lived intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$8,220	$(330)	$7,890	12.8
Tradenames	6,610	(508)	6,102	14.0
Technology - acquired	19,670	(3,232)	16,438	7.1
Non-compete agreements	660	(41)	619	3.8
Total intangible assets	$35,160	$(4,111)	$31,049	9.7

Amortization expense for finite-lived intangible assets was $1.9 million and $2.8 million for the three and six months ended June 30, 2021, respectively, and $706,000 and $1.4 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the Company expects to record the following amortization expense:

(In thousands)
For the Years Ending December 31,	Estimated Amortization Expense
2021 (6 months remaining)	$4,713
2022	9,426
2023	9,396
2024	9,329
2025	8,951
Thereafter	39,459
Total	$81,274

7. Line of credit and long-term debt

The Company maintains a line of credit, which was assumed in the acquisition of Global Cooling, with a bank which expires in June 2023. The outstanding balance bears interest at a floating rate equal to the 3-month LIBOR rate plus 5.50%. The maximum allowed on the line of credit is $5,000,000. The line is secured by substantially all assets of Global Cooling.

Long-term debt consisted of the following as of  June 30, 2021 and December 31, 2020:

			June 30,	December 31,
(In thousands)	Maturity Date	Interest Rate	2021	2020
2019 term loan	Sep-23	8.5%	$1,750	$-
2018 term loan	Sep-23	8.5%	2,813	-
Insurance premium financing	Apr-22	4.0%	1,074	-
Paycheck Protection Program loan	May-22	1.0%	295	295
Freezer equipment loan	Dec-25	5.7%	685	365
Manufacturing equipment loans	Oct-25	5.7%	397	439
Freezer installation loan	Various	6.3%	1,058	156
Other loans	Various	Various	12	14
Total debt			8,084	1,269
Less: Unamortized debt issuance costs			(141)	-
Total debt, net of unamortized debt issuance costs			$7,943	$1,269

The 2019 and 2018 term loans are secured by substantially all assets of Global Cooling.

As of June 30, 2021, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2021 (6 months remaining)	$2,350
2022	952
2023	1,767
2024	1,656
2025	238
Thereafter	1,121
Total	$8,084

Debt covenants and default provisions

The line of credit, 2019 term loan, and 2018 term loan assumed in the acquisition of Global Cooling contain affirmative and negative covenants that are customary for financings of their respective types. As of June 30, 2021, the Company was not in compliance with certain reporting and financial covenants. For the three months ended June 30, 2021, these covenants were waived by the banks with no modifications made to the existing debt agreements. There were no changes to the debt covenants or default provisions related to the Company’s outstanding debt or other obligations during the six months ended June 30, 2021.

8. Share-based compensation

Service vesting-based stock options

The following is a summary of service vesting based stock option activity for the six months ended June 30, 2021, and the status of stock options outstanding as of  June 30, 2021:

	Six Months Ended
	June 30, 2021
	Shares	Wtd. Avg. Exercise Price
Outstanding as of beginning of year	844,455	$2.00
Exercised	(100,269)	1.36
Forfeited	(1,146)	5.69
Expired	(35,714)	1.73
Outstanding as of June 30, 2021	707,326	$2.09

Stock options exercisable as of June 30, 2021	703,787	$2.09

We recognized $6,000 and $15,000 in stock compensation expense related to service vesting-based options during the three and six months ended June 30, 2021, respectively, and $28,000 and $89,000 during the three and six months ended June 30, 2020, respectively. As of June 30, 2021, there was $30.0 million of aggregate intrinsic value of outstanding service vesting-based stock options, including $29.9 million of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. This amount will change based on the fair market value of the Company’s stock. The intrinsic value of service vesting-based awards exercised was $475,000 and $3.8 million during the three and six months ended June 30, 2021, respectively, and $1.6 million and $4.7 million during the three and six months ended June 30, 2020, respectively. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable as of  June 30, 2021 is 3.6 years. As of June 30, 2021, there was $10,000 in unrecognized compensation costs related to service vesting-based stock options. We expect to recognize those costs over 0.4 years.

Performance-based stock options

The following is a summary of performance-based stock option activity under our stock option plan for the six months ended June 30, 2021, and the status of performance-based stock options outstanding as of  June 30, 2021:

	Six Months Ended
	June 30, 2021
	Shares	Wtd. Avg. Exercise Price
Outstanding as of beginning of year	686,001	$1.64
Exercised	(287,490)	1.64
Outstanding as of June 30, 2021	398,511	$1.64

Stock options exercisable as of June 30, 2021	398,511	1.64

No stock compensation expense was recognized during the three and six months ended June 30, 2021 and 2020 related to performance-based options. As of June 30, 2021, there was $17.1 million of aggregate intrinsic value of outstanding and exercisable performance-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. This amount will change based on the fair market value of the Company’s stock. The intrinsic value of performance-based awards exercised was $6.9 million and $9.8 million during the three and six months ended June 30, 2021, respectively, and none and $239,000 during the three and six months ended June 30, 2020, respectively. The weighted average remaining contractual life of performance-based options outstanding and exercisable as of June 30, 2021 is 0.5 years. All compensation cost of performance-based stock options outstanding as of June 30, 2021 has been recognized.

There were no stock options granted to employees and non-employee directors in the three and six months ended June 30, 2021 and 2020.

Restricted stock

Service vesting-based restricted stock

The following is a summary of service vesting-based restricted stock activity for the six months ended June 30, 2021, and the status of unvested service vesting-based restricted stock outstanding as of  June 30, 2021:

	Six Months Ended
	June 30, 2021
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	930,854	$19.31
Granted	122,166	37.98
Vested	(133,527)	12.28
Forfeited	(31,199)	20.44
Non-vested as of June 30, 2021	888,294	$22.90

The aggregate fair value of the service vesting-based awards granted was $2.4 million and $4.6 million during the three and six months ended June 30, 2021, respectively, and $1.5 million and $3.1 million during the three and six months ended June 30, 2020 was, respectively, which represents the market value of BioLife common stock on the date that the restricted stock awards were granted. The aggregate fair value of the service vesting-based restricted stock awards that vested was $2.5 million and $5.2 million during the three and six months ended June 30, 2021, respectively, and $406,000 and $1.2 million during the three and six months ended June 30, 2020, respectively.

We recognized $2.1 million and $3.5 million in stock compensation expense related to service vesting-based restricted stock awards during the three and six months ended June 30, 2021, respectively, and $466,000 and $860,000 during the three and six months ended June 30, 2020, respectively. As of June 30, 2021, there was $16.9 million in unrecognized compensation costs related to service vesting-based restricted stock awards. We expect to recognize those costs over 2.9 years.

Performance-based restricted stock

We recognized stock compensation benefit of $186,000 for the six months ended June 30, 2021 related to 20,285 performance-based restricted stock awards that were awarded but did not vest. We recognized stock compensation expense of $189,000 and $378,000 during the three and six months ended June 30, 2020, respectively, related to performance-based restricted stock awards. As of June 30, 2021, there-were no unrecognized non-cash compensation costs related to performance-based restricted stock awards.

Market-based restricted stock

The following is a summary of market-based restricted stock option activity under our stock option plan for the six months ended June 30, 2021 and the status of market-based restricted stock options outstanding as of  June 30, 2021:

	Six Months Ended
	June 30, 2021
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	224,774	$19.20
Granted	152,665	30.85
Vested	(231,268)	26.98
Non-vested as of June 30, 2021	146,171	$20.78

On February 25, 2019, the Company granted 94,247 shares and on April 1, 2019 granted 29,604 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. On February 8, 2021, the Company determined the TSR attainment was 200% of the targeted shares and 231,268 shares were granted and immediately vested to current executives of the Company based on our total shareholder return during the period beginning on January 1, 2019 through December 31, 2020 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined as of the grant date using a Monte Carlo simulation with the following assumptions: a historical volatility of 69%, 0% dividend yield and a risk-free interest rate of 2.5%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $3.1 million was expensed on a straight-line basis over the grant date to the vesting date of December 31, 2020.

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

On May 3, 2021, the Company granted 6,415 shares of market-based stock to one executive in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 68%, 0% dividend yield and a risk-free interest rate of 0.2%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award will be expensed on a straight-line basis over the grant date to the vesting date of December 31, 2022.

We recognized $441,000 and $726,000 in stock compensation expense related to market-based restricted stock awards during the three and six months ended June 30, 2021, respectively, and $462,000 and $931,000 during the three and six months ended June 30, 2020, respectively. As of June 30, 2021, there was $1.8 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1.3 years.

We recorded total stock compensation expense for the three and six months ended June 30, 2021 and 2020, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development costs	$437	$222	$620	$397
Sales and marketing costs	269	96	453	325
General and administrative costs	1,667	699	2,646	1,275
Cost of revenue	147	128	305	261
Total	$2,520	$1,145	$4,024	$2,258

9. Warrants

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

The following table summarizes warrant activity for the six months ended June 30, 2021:

	Shares	Wtd. Avg. Exercise Price
Outstanding as of December 31, 2020	79,100	$4.75
Exercised	(79,100)	4.75
Outstanding and exercisable as of June 30, 2021	-	$-

10. Income taxes

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

The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. The income tax benefit of $12.6 million for the six months ended June 30, 2021 resulted in an effective income tax rate of 217%. Included in the $12.6 million were discrete tax benefits of $8.5 million related to the Global Cooling acquisition (discussed below) and $3.2 million related to stock compensation windfall tax benefits. The Company’s US effective income tax rate without discrete items was 20%, which is lower than the US federal statutory rate of 21% primarily due to the impact of non-deductible transaction costs and executive compensation offset by state tax benefits and research tax credits. The Company will maintain a valuation allowance on its current losses in the Netherlands due to a lack of earnings history.

In connection with the Global Cooling acquisition on May 3, 2021, the Company recognized a deferred tax liability estimated to be $23.5 million during the quarter. As a result, the Company recorded an income tax benefit of $8.5 million for the full release of the valuation allowance on our existing deferred tax assets as a result of the offset of the deferred tax liabilities established for intangible assets from the acquisition.

Future utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation in the event of a change in ownership as set forth in Section 382 of the Internal Revenue Code of 1986, as amended. It is possible that there have been past changes in ownership as defined under Section 382, which would limit the Company’s ability to utilize NOLs and other tax attributes. The Company is currently in the process a completing a Section 382 study, which may result in adjustments to the accounting for the acquisition of Global Cooling.

11. Net income (loss) per common share

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

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and earnings per share data)	2021	2020	2021	2020
Basic earnings (loss) per common share
Numerator:
Net income (loss)	$7,876	$(16,380)	$6,758	$5,928
Amount attributable to unvested restricted shares	-	-	(7)	(674)
Amount attributable to warrants outstanding	(215)	-	(208)	(161)
Net income (loss) allocated to common shareholders	7,661	(16,380)	6,543	5,093

Denominator:
Weighted-average common shares issued and outstanding	38,072,712	23,292,635	35,668,124	22,151,726
Basic earnings (loss) per common share	$0.20	$(0.70)	$0.18	$0.23

Diluted earnings (loss) per common share
Numerator:
Net income (loss)	$7,876	$(16,380)	$6,758	$5,928
Amount attributable to unvested restricted shares	(208)	-	(200)	-
Amount attributable to warrants	-	-	(7)	(106)
Less: gain related to change in fair value of warrants	-	-	-	(5,472)
Diluted earnings (loss) allocated to common shareholders	7,668	(16,380)	6,551	350

Denominator:
Weighted-average common shares issued and outstanding	38,072,712	23,292,635	35,668,124	22,151,726
Dilutive potential common shares from:
Stock options	1,249,810	-	1,436,767	1,717,253
Restricted shares	1,067,576	-	1,134,003	237,234
Warrants	-	-	36,709	2,907,367
Diluted weighted average shares issued and outstanding	40,390,098	23,292,635	38,275,603	27,013,580
Diluted earnings (loss) per common share	$0.19	$(0.70)	$0.17	$0.01

The following table sets forth the number of weighted-average common shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options and restricted stock awards	-	1,965,455	-	-
Warrants	-	1,885,727	-	-
Total	-	3,851,182	-	-

12. Commitments and contingencies

Employment agreements

We have employment agreements with certain key employees. None of these employment agreements is for a definitive period, but rather each will continue indefinitely until terminated in accordance with its terms. The agreements provide for a base annual salary, payable in monthly (or shorter) installments. Under certain conditions and for certain of these officers, we may be required to pay additional amounts upon terminating the employee or upon the employee resigning for good reason.

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2021.

13. Revenue

To determine revenue recognition for contractual arrangements that we determine are within the scope of Financial Accounting Standards Board (“FASB”) Topic 606, “Revenue from Contracts with Customers”, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of biopreservation media, ThawStar, and freezer products. We generally recognize product revenue, including shipping and handling charges billed to customers, when we transfer control of our products to our customers (transfer of control generally occurs upon shipment of our product). Shipping and handling costs are classified as part of cost of product revenue in the statement of operations. Service revenues are generated from the storage of biological and pharmaceutical materials. We generally recognize service revenues over time as services are performed or ratably over the contract term.

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

The following table includes estimated rental revenue expected to be recognized in the future related to embedded leases as well as estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting periods. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, “Revenue from Contracts with Customers”. The estimated revenue in the following table does not include contracts with the original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of June 30, 2021.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts:

	Year Ending December 31,
(In thousands)	2021	2022	2023	2024	Total
Rental revenue	$4,840	$6,923	$722	$-	$12,485
Service revenue	$491	$31	$31	$10	$563

14. Leases

Lessee arrangements

We lease approximately 32,106 square feet in our Bothell, Washington headquarters. In November of 2020, the Company entered into an amendment to the current lease agreement associated with this facility to extend the term of the lease until July 31, 2031. The amendment included a $2.6 million tenant allowance that the Company expects to receive as improvements are made between 2021 and 2023. This lease includes two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2031, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent is approximately $65,000 as of June 30, 2021, with scheduled annual increases each August. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 3,460 square feet in our Menlo Park, California location. The term of our lease continues until December 31, 2021. In accordance with the lease agreement, the monthly base rent is approximately $11,000 as of June 30, 2021. We are also required to pay an amount equal to the Company’s proportionate electrical expenses and common area maintenance fees.

We lease approximately 9,932 square feet in our Albuquerque, New Mexico location. The term of our lease continues until December 31, 2021 with two options to extend the terms of the lease, each of which is for an additional period of three years, with the first extension term commencing, if at all, on December 1, 2021, and the second extension term commencing, if at all, on December 1, 2024. In accordance with the lease agreement, the monthly base rent is approximately $9,000 as of June 30, 2021, with an increase at the beginning of each extension term if the lease term is extended.

We lease approximately 106,998 square feet in our Detroit, Michigan location under a month-to-month arrangement. The monthly base rent is approximately $35,000 as of June 30, 2021.

We lease approximately 16,800 square feet in the United States. The term of the lease continues until February 28, 2026 and has no option to extend the term. In accordance with the lease agreement, the Company’s monthly base rent is approximately $14,000 as of June 30, 2021, with scheduled increases each March. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 20,000 square feet in the United States. The term of the lease continues until March 31, 2024 and has no option to extend the term. In accordance with the lease agreement, the Company’s monthly base rent is approximately $13,000 as of June 30, 2021, with scheduled increases each April. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 12,500 square feet in the United States. The term of the lease continues until January 31, 2023 and has no option to extend the term. In accordance with the lease agreement, the Company’s monthly base rent is approximately $8,000 as of June 30, 2021. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 16,153 square feet in the United States. The term of the lease continues until June 30, 2024 and has no option to extend the term. In accordance with the amended lease agreement, the Company’s monthly base rent is approximately $13,000 as of June 30, 2021, with scheduled increases each July. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 26,800 square feet in the United States. The term of the lease continues until November 1, 2031 with two options to extend the terms of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on November 1, 2031, and the second extension term commencing, if at all, on November 1, 2036. In accordance with the lease agreement, the monthly base rent is approximately $27,000 as of June 30, 2021, with scheduled increases each June, and includes provisions for rent increases of approximately 2.5% on the first day of the first month that follows the first anniversary of the beginning of the lease of each year and on each anniversary date thereafter.

On April 1, 2021, we entered into a lease agreement for approximately 47,533 square feet in the Netherlands. The term of our lease began on April 1, 2021 and continues until March 31, 2026, with options to extend the lease for an additional five years at each expiration date. In accordance with the lease agreement, the monthly base rent is approximately €28,726 (approximately $34,000 as of June 30, 2021) at commencement and includes provisions for rent increases tied to the Netherlands consumer price index in January of each year.

We lease approximately 50,000 square feet in our Athens, Ohio location. The term of our lease continues until March 31, 2028 with a negotiable renewal between parties. In accordance with the amended lease agreement, our monthly base rent is approximately $23,000 as of June 30, 2021, with scheduled annual increases each April. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 1,807 square feet in Columbus, Ohio under a month-to-month arrangement. The monthly base rent is approximately $4,000 as of June 30, 2021.

We lease approximately 22,764 square feet in Nelsonville, Ohio. The term of the lease continues until May 31, 2022, with options to extend the lease for an additional year as of each expiration date. In accordance with the lease agreement, the Company’s monthly base rent is approximately $10,000 as of June 30, 2021.

Operating leases recorded on our Unaudited Condensed Consolidated Balance Sheets are primarily related to our Bothell, Washington headquarters space lease and our SciSafe space leases in the United States. We have not included extension options in our ROU assets or lease liabilities as we are not reasonably certain we will enter into the renewal options in their current terms. Our Detroit, Michigan; Menlo Park, California; Columbus, Ohio; and Nelsonville, Ohio leases are not recorded on our Unaudited Condensed Consolidated Balance Sheets as the term expires in one year or less.

Our financing lease is related to research equipment, machinery, and other equipment.

The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases:

	June 30,	December 31,
(In thousands)	2021	2020
Weighted average discount rate - operating leases	3.4%	3.3%
Weighted average discount rate - finance leases	6.1%	5.7%
Weighted average remaining lease term - operating leases	7.4	1.5
Weighted average remaining lease term - finance leases	3.6	0.9

Operating cash paid for amounts included in the measurement of operating lease liabilities in the three and six months ended June 30, 2021 was $944,000 and $1.5 million, respectively, and in the three and six months ended June 30, 2020 was $217,000 and $434,000, respectively.

The components of lease expense for the three and six months ended June 30, 2021 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Operating lease costs	$679	$170	$1,154	$339
Short-term lease costs	450	59	661	117
Total operating lease costs	1,129	229	1,815	456

Variable lease costs	157	-	284	-
Total lease expense	$1,286	$229	$2,099	$456

Maturities of our operating lease liabilities as of June 30, 2021 is as follows:

(In thousands)	Operating Leases	Financing Leases
2021	$1,416	$86
2022	2,960	171
2023	2,611	171
2024	2,415	101
2025	2,256	37
Thereafter	8,783	2
Total lease payments	20,441	568
Less: interest	(2,744)	(57)
Total present value of lease liabilities	$17,697	$511

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

Under ASC 842, consistent with the previous guidance, BioLife will continue to recognize operating right-of-use asset embedded lessor arrangements on its Unaudited Condensed Consolidated Balance Sheets in operating right-of-use assets.

None of the Embedded Leases identified by BioLife qualify as a sales-type or direct finance lease. None of the operating leases for which BioLife is the lessor include options for the lessee to purchase the underlying asset at the end of the lease term or residual value guarantees, nor are any such operating leases with related parties.

15. Unaudited Condensed Consolidated Balance Sheet detail

Property and equipment

	June 30,	December 31,
(In thousands)	2021	2020
Property and equipment
Leasehold improvements	$2,942	$2,393
Furniture and computer equipment	1,662	902
Manufacturing and other equipment	12,663	10,076
Construction in-progress	4,292	591
Subtotal	21,559	13,962
Less: Accumulated depreciation	(5,109)	(3,842)
Net property and equipment	$16,450	$10,120

Depreciation expense for property and equipment was $819,000 and $1.4 million for the three and six months ended June 30, 2021, respectively, and $292,000 and $578,000 for the three and six months ended June 30, 2020, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Accrued expenses	$978	$472
Accrued taxes	49	112
Accrued compensation	4,396	2,898
Warranty reserve liability	3,414	212
Deferred revenue, current	944	931
Other	130	130
Total accrued expenses and other current liabilities	$9,911	$4,755

Warranty reserve liability

We reserve estimated exposures on known claims, as well as on a portion of anticipated claims, for product warranty and rework cost, based on historical product liability claims. Claim costs are deducted from the accrual when paid. Factors that could have an impact on the warranty accrual in any given period include the following: changes in manufacturing quality, changes in product costs, changes in product mix and any significant changes in sales volume.

A rollforward of our warranty liability is as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020
Beginning balance	$212	$191
Warranty reserve acquired in the acquisition of Global Cooling	3,353	-
Provision for warranties issued during the period	610	98
Settlements of warranty claims during the period	(761)	(83)
Ending Balance	$3,414	$206

16. Employee benefit plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $216,000 and $350,000 contributions to the plan for the three and six months ended June 30, 2021, respectively, and $95,000 and $179,000 for the three and six months ended June 30, 2020, respectively.

17. Subsequent events

On August 9, 2021, we entered into an Agreement and Plan of Merger (the “Sexton Agreement”) by and between us, BLFS Merger Sub, Inc., a Delaware corporation (“Sexton Merger Sub”), and Sexton Biotechnologies, Inc. (“Sexton”) pursuant to which Sexton Merger Sub will merge with and into Sexton, with Sexton continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Sexton Merger”). The total consideration to be paid in common shares by us to the stockholders of Sexton at the closing will be $30 million, 10% of which will be held in escrow to serve as source of payment for post-closing indemnification claims. The closing of the Sexton Merger is subject to various customary closing conditions, including the approval of Sexton’s stockholders, and may be terminated by mutual agreement, for the other party’s uncured material breach, or if there is a government order preventing the closing, among other reasons. There is no assurance that the Sexton Merger will close or that, if the Sexton Merger does close, it will be successful or that Sexton will be, or will remain, profitable.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Forward looking statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about our products, including our newly acquired products, customers, regulatory approvals, the potential utility of and market for our products and services, our ability to implement our business strategy and anticipated business and operations, in particular following our 2019, 2020, and 2021 acquisitions, future financial and operational performance, our anticipated future growth strategy, including the acquisition of synergistic cell and gene therapy manufacturing tools and services or technologies or other companies or technologies, capital requirements, intellectual property, suppliers, joint venture partners, future financial and operating results, the impact of the COVID-19 pandemic, plans, objectives, expectations and intentions, revenues, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, regulatory filings and requirements, the estimated potential size of markets, capital requirements, the terms of any capital financing agreements, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Quarterly Report on Form 10-Q. We intend that such forward-looking statements be subject to the safe harbors created thereby.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K as of and for the fiscal year ended December 31, 2020 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We develop, manufacture, and market bioproduction tools and services to the cell and gene therapy (“CGT”) industry, which are designed to improve quality and de-risk biologic manufacturing and delivery. We also provide biological and pharmaceutical storage services to the CGT industry. Our products are used in basic and applied research, and commercial manufacturing of biologic-based therapies. Customers use our products to maintain the health and function of biologic material during sourcing, manufacturing, storage, and distribution of vaccines, cells, and tissues.

We currently operate as one bioproduction tools and services business with product lines that support several steps in the biologic material manufacturing, storage, and delivery process. We have a diversified portfolio of tools and services that focus on biopreservation, frozen storage, and thawing of biologic materials. We have in-house expertise in cryobiology and continue to capitalize on opportunities to maximize the value of our product platform for our extensive customer base through both organic growth innovations and acquisitions.

Our products

Our bioproduction tools and services are comprised of three revenue lines that contain five main offerings:

●	Cell processing
○ Biopreservation media
●	Freezers and thaw systems
○ Freezer and storage technology and related components
○ Automated thawing devices
●	Storage and cold chain services
○ Biological and pharmaceutical material storage
○ Cloud connected “smart” shipping containers

Biopreservation media

Our proprietary biopreservation media products, HypoThermosol® FRS and CryoStor®, are formulated to mitigate preservation-induced, delayed-onset cell damage and death, which result when cells and tissues are subjected to reduced temperatures. Our technology can provide our CGT customers with significant shelf-life extension of biologic source material and final cell products, and can also greatly improve post-preservation cell and tissue viability and function. Our biopreservation media is serum-free, protein-free, fully defined, and manufactured under current Good Manufacturing Practices (cGMP). We strive to source wherever possible, the highest available grade, multi-compendium raw materials. We estimate our media products have been incorporated in over 500 customer clinical applications, including numerous chimeric antigen receptor (CAR) T cell and other cell types.

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

Compressor-free ultra low temperature (ULT) freezers

In May 2021, we acquired Global Cooling, Inc. (“Global Cooling”), a manufacturer of class defining ultra-low temperature freezers. Global Cooling carries a portfolio of freezers that range in size from portable units to stationary upright freezers to accommodate a wide variety of use cases. Users can configure these freezers to achieve temperatures between -20°C and -86°C. The portfolio was designed to be environmentally friendly and energy efficient, using as little as 2.8 kWh/day at temperatures of -80°C. The freezers do not use compressor-based or cascade refrigeration systems. Instead, they use patented free-piston Stirling engine technology that uses fewer moving parts, resulting in maintenance cost savings for end users.

Liquid nitrogen freezers and storage devices

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

Critical accounting policies and estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 1 to the Unaudited Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Results of operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the related footnotes thereto.

Revenues

Total revenue for three and six months ended June 30, 2021 and 2020 was comprised of the following:

	Three Months Ended
	June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Product revenue
Cell processing	$9,699	$6,667	$3,032	45%
Freezer and thaw	17,564	2,814	14,750	524%
Storage and cold chain services	205	8	197	2,463%
Service revenue
Storage and cold chain services	1,963	-	1,963	-%
Rental revenue
Storage and cold chain services	1,773	431	1,342	311%
Total revenue	$31,204	$9,920	$21,284	215%

	Six Months Ended
	June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Product revenue
Cell processing	$18,626	$15,339	$3,287	21%
Freezer and thaw	22,411	5,865	16,546	282%
Storage and cold chain services	207	12	195	1,625%
Service revenue
Storage and cold chain services	4,167	-	4,167	-%
Rental revenue
Storage and cold chain services	2,640	866	1,774	205%
Total revenue	$48,051	$22,082	$25,969	118%

Product revenue

Product revenue was $27.5 million for the three months ended June 30, 2021, representing an increase of $18.0 million, or 189%, compared with 2020, and was $41.2 million for the six months ended June 30, 2021, representing an increase of $20.0 million, or 94%, compared with 2020.

Product revenue from our cell processing products increased by $3.0 million and $3.3 million, or 45% and 21%, respectively, in the three and six months ended June 30, 2021 compared with the same period in 2020. Our cell processing products continued to be adopted by customers in the CGT market and we realized a higher selling price per liter in Q2 2021 compared to Q2 2020.

Product revenue from our freezer and thaw products increased by $15.0 million and $16.7 million, or 530% and 285%, respectively, in the three and six months ended June 30, 2021 compared with the same period in 2020. The acquisition of Global Cooling in Q2 2021 contributed $13.3 million to these increases. Other significant contributors to this growth include isothermal freezer sales and the launch of our High Capacity Rate Freezer line.

Service revenue

Service revenue was $2.0 million and $4.2 million for the three and six months ended June 30, 2021. There was no service revenue in the three and six months ended June 30, 2020. The increase in service revenues is directly attributable to the acquisition of SciSafe in Q4 2020.

Rental revenue

Rental revenue was $1.8 million for the three months ended June 30, 2021, representing an increase of $1.3 million, or 311%, compared with 2020, and was $2.6 million for the six months ended June 30, 2021, representing an increase of $1.8 million, or 205%, compared with 2020. Increases in rental revenues are attributable to increased rental volumes to existing customers in our evo® shipping line and the leasing of dedicated storage spaces and other assets through SciSafe, which was acquired in Q4 2020.

Costs and operating expenses

Total costs and operating expenses for three and six months ended June 30, 2021 and 2020 were comprised of the following:

	Three Months Ended
	June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Cost of product, rental, and service revenue	$18,554	$4,499	$14,055	312%
Research and development	3,045	1,477	1,568	106%
Sales and marketing	3,142	1,366	1,776	130%
General and administrative	7,146	3,278	3,868	118%
Intangible asset amortization	1,882	706	1,176	167%
Acquisition costs	272	13	259	1,992%
Change in fair value of contingent consideration	1,718	(1,463)	3,181	(217)%
Total operating expenses	$35,759	$9,876	$25,883	262%

	Six Months Ended
	June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Cost of product, rental, and service revenue	$26,104	$9,067	$17,037	188%
Research and development	5,032	3,140	1,892	60%
Sales and marketing	5,164	2,942	2,222	76%
General and administrative	11,974	6,413	5,561	87%
Intangible asset amortization	2,815	1,394	1,421	102%
Acquisition costs	1,271	238	1,033	434%
Change in fair value of contingent consideration	1,226	(1,526)	2,752	(180)%
Total operating expenses	$53,586	$21,668	$31,918	147%

Cost of product, rental, and service revenue

Cost of revenue increased $14.1 million and $17.0 million, or 312% and 188%, respectively, compared to the same periods in 2020, due primarily to the acquisition of Global Cooling and SciSafe. We expect that cost of product revenue may fluctuate in future quarters based on production volumes and product mix.

Cost of revenue as a percentage of revenue was 59% and 54% for the three and six months ended June 30, 2021, respectively, and 45% and 41% for the three and six months ended June 30, 2020, respectively. The increase in cost of revenue as a percentage of revenue is a result of increased revenues from lower margin product lines acquired in the 2020 and 2021 acquisitions.

Research and development expenses

Research and development (“R&D”) expense consist primarily of salaries and other personnel-related costs, non-cash stock-based expense, consulting, and external product development services.

R&D expense for the three and six months ended June 30, 2021 increased $1.6 million and $1.9 million, or 106% and 60%, respectively, compared with the same period in 2020. The increase is primarily due to our acquisition of Global Cooling in Q2 2021, increased headcount and non-cash stock expense, research material purchases, consulting fees, and a payment to PanTHERA, a company in which BioLife holds an invested interest, for development milestones achieved.

We expect our R&D expense to increase as we continue to expand, develop, and refine the product lines we acquired in 2019, 2020, and 2021.

Sales and marketing expenses

Sales and marketing expense (“S&M”) consists primarily of salaries and other personnel-related costs, non-cash stock-based expense, trade shows, travel, sales commissions, and advertising.

S&M expense for the three and six months ended June 30, 2021 increased $1.8 million and $2.2 million, or 130% and 76%, respectively, compared with the same period in 2020. The increase is primarily due to our acquisition of SciSafe in Q4 2020 and Global Cooling in Q2 2021, increased headcount and non-cash stock-based expense, advertising, content creation, consulting fees, and an increase commission expense as a result of increased revenues.

We expect S&M expense to increase, as we expand our direct selling efforts to support the broader product line offerings resulting from our acquisitions in 2019, 2020, and 2021.

General and administrative expenses

General and administrative (“G&A”) expense consists primarily of personnel-related costs, non-cash stock-based expense for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance.

G&A expenses for the three and six months ended June 30, 2021 increased $3.9 million and $5.6 million, or 118% and 87%, respectively, compared with the same period in 2020. The increase reflects the assumption of G&A expenses related to our acquisitions of SciSafe in Q4 2020 and Global Cooling in Q2 2021, increased headcount and non-cash stock-based expense, insurance expense, accounting fees, and the continued buildout of our administrative infrastructure, primarily through increased headcount and information technology expenditures, to support expected future growth.

We expect G&A expense to increase reflecting the infrastructure and costs related to supporting the larger expected enterprise created as a result of our growth strategy.

Intangible asset amortization expense

Amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions of Astero, SAVSU, CBS, SciSafe, and Global Cooling in which we acquired definite-lived intangible assets.

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

Other income and expense

Total other income and expenses for the three and six months ended June 30, 2021 and 2020 were comprised of the following:

	Three Months Ended
	June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Change in fair value of warrant liability	$-	$(16,442)	$16,442	(100)%
Interest income (expense), net	(121)	18	(139)	(772)%
Other expense	-	-	-	-%
Total other income (expenses)	$(121)	$(16,424)	$16,303	(99)%

	Six Months Ended
	June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Change in fair value of warrant liability	$(121)	$5,472	$(5,593)	(102)%
Interest income (expense), net	(137)	46	(183)	(398)%
Other expense	(1)	(4)	3	(75)%
Total other income (expenses)	$(259)	$5,514	$(5,773)	(105)%

Change in fair value of warrant liability. Reflects the changes in fair value associated with the periodic “mark to market” valuation of certain warrants that were issued in 2014. All outstanding warrants were exercised via a “cashless” exercise on March 25, 2021. Due to the change in our stock price during the six months ended June 30, 2020 from December 31, 2019, we had a lower warrant liability and a corresponding unrealized, non-cash gain of $5.5 million due to the change in fair value of our warrant liability.

Interest income (expense), net. We earn interest on cash held in our money market account. Interest expense in the three and six months ended June 30, 2021 grew compared to 2020 due to debt acquired in the acquisition of Global Cooling and equipment financing.

Liquidity and capital resources

On June 30, 2021 and December 31, 2020, we had $76.2 million and $90.4 million in cash and cash equivalents, respectively. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for at least the foreseeable future. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Cash flows

	Six Months Ended
	June 30,
(In thousands)	2021	2020	$ Change
Operating activities	$(5,902)	$4,890	$(10,792)
Investing activities	(8,643)	(1,683)	(6,960)
Financing activities	385	20,224	(19,839)
Net increase (decrease) in cash and cash equivalents	$(14,160)	$23,431	$(37,591)

Net cash provided by operating activities

During the six months ended June 30, 2021, net cash used by operating activities was $5.9 million compared to net cash provided by operating activities of $4.9 million for the six months ended June 30, 2020. The increase in cash used by operating activities was the result of the timing of collection and disbursement of working capital related items in accounts receivable, accounts payable, prepaid expenses and other current assets, and accrued expenses and other current liabilities.

Net cash used in investing activities

Net cash used by investing activities totaled $8.6 million during the six months ended June 30, 2021 compared to $1.7 million for the six months ended June 30, 2020. The increase in investing activities was the result of purchasing equipment and assets held for rent to facilitate future revenue growth, primarily related to the expansion and establishment of SciSafe facilities in the US and Europe.

Net cash provided by financing activities

Net cash provided by financing activities totaled $385,000 during the six months ended June 30, 2021, compared to $20.2 million during the six months ended June 30, 2020. Net cash provided by financing activities in the six months ended June 30, 2021 was primarily the result of proceeds received from equipment loans, proceeds received from the exercise of stock options, net payments on the line of credit, and payments on loans. Net cash provided by financing activities in the six months ended June 30, 2020 was primarily the result of our $20 million sale of common stock to Casdin Capital, partially offset by $483,000 of contingent consideration paid for the Astero acquisition.

Off-balance sheet arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

Contractual obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. There have been no significant changes to these obligations in the three and six months ended June 30, 2021.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-Q were not effective, due to the material weakness in our internal controls over financial reporting. As previously reported, we identified a material weakness in our internal control over financial reporting as of December 31, 2019 with regard to our controls over the accounting for financial instruments containing characteristics of both liabilities and equity which were issued in March 2014. Although substantial progress has been made in remediating this material weakness, it has not been fully remediated as of June 30, 2021, and therefore this control weakness continues to constitute a material weakness. Specifically, due to insufficient technical resources, the Company’s controls were not operating effectively to allow management to timely identify errors related to the recording of certain transactions involving financial instruments as previously described.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on management’s review and the oversight of the Audit Committee, we have determined that, although substantial progress has been made in remediating this material weakness, the weakness has not been fully remediated as of June 30, 2021.

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

BIOLIFE SOLUTIONS, INC.

Date: August 16, 2021	/s/ Roderick de Greef
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