Form 10-Q
period 2021-09-30
BIOLIFE SOLUTIONS INC
filed 2021-11-15
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, 41,646,916 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share and share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$75,098	$90,403
Restricted cash	53	53
Accounts receivable, trade, net of allowance for doubtful accounts of $287 and $85 as of September 30, 2021 and December 31, 2020, respectively	20,232	8,006
Inventories, net	29,696	11,602
Prepaid expenses and other current assets	5,426	4,648
Total current assets	130,505	114,712

Assets held for rent, net	10,086	4,705
Property and equipment, net	17,462	10,120
Operating lease right-of-use assets, net	17,157	9,675
Financing lease right-of-use assets, net	476	17
Long-term deposits and other assets	386	230
Investments	4,372	5,872
Intangible assets, net	155,011	31,049
Goodwill	223,936	58,449
Total assets	$559,391	$234,829

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,296	$3,672
Line of credit	2,161	-
Accrued expenses and other current liabilities	12,057	4,755
Lease liabilities, operating, current portion	2,648	1,107
Lease liabilities, financing, current portion	146	8
Debt, current portion	1,771	614
Warrant liability, current portion	-	2,780
Contingent consideration, current portion	2,714	2,637
Total current liabilities	35,793	15,573

Contingent consideration, long-term	5,524	4,515
Lease liabilities, operating, long-term	15,047	8,757
Lease liabilities, financing, long-term	329	12
Debt, long-term	6,122	655
Deferred tax liabilities	7,269	-
Other long-term liabilities	48	71
Total liabilities	70,132	29,583

Commitments and Contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 41,444,191 and 33,039,146 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	41	33
Additional paid-in capital	579,929	302,598
Accumulated other comprehensive loss	(163)	-
Accumulated deficit	(90,548)	(97,385)
Total shareholders’ equity	489,259	205,246
Total liabilities and shareholders’ equity	$559,391	$234,829

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share and share data)	2021	2020	2021	2020

Product revenue	$29,201	$10,804	$70,445	$32,020
Service revenue	2,250	-	6,417	-
Rental revenue	2,349	475	4,989	1,341
Total product, rental, and service revenue	33,800	11,279	81,851	33,361
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	21,672	4,402	43,280	12,938
Cost of service revenue (exclusive of intangible assets amortization)	1,768	-	4,548	-
Cost of rental revenue (exclusive of intangible assets amortization)	1,424	424	3,140	955
Research and development	3,219	1,725	8,250	4,865
Sales and marketing	4,065	1,588	9,228	4,530
General and administrative	10,081	3,503	22,058	9,916
Intangible asset amortization	2,525	706	5,340	2,100
Acquisition costs	345	179	1,616	417
Change in fair value of contingent consideration	(140)	(2)	1,086	(1,528)
Total operating expenses	44,959	12,525	98,546	34,193
Operating loss	(11,159)	(1,246)	(16,695)	(832)

Other income (expense):
Change in fair value of warrant liability	-	(1,005)	(121)	4,467
Change in fair value of investments	-	1,110	-	1,110
Interest (expense) income, net	(194)	13	(331)	59
Other expense	(7)	(5)	(7)	(9)
Gain on acquisition of Sexton Biotechnologies, Inc.	6,451	-	6,451	-
Total other income, net	6,250	113	5,992	5,627

(Loss) income before income tax benefit	(4,909)	(1,133)	(10,703)	4,795
Income tax benefit	4,988	-	17,540	-
Net income (loss)	$79	$(1,133)	$6,837	$4,795

Net income (loss) attributable to common shareholders:
Basic	$77	$(1,133)	$6,621	$4,322
Diluted	77	(1,133)	6,628	279
Earnings (loss) per share attributable to common shareholders:
Basic	$0.00	$(0.04)	$0.18	$0.17
Diluted	$0.00	$(0.04)	$0.17	$0.01
Weighted average shares used to compute earnings (loss) per share attributable to common shareholders:
Basic	40,911,801	31,639,420	37,435,224	25,418,375
Diluted	43,296,470	31,639,420	39,984,923	29,412,538

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020

Net income (loss)	$79	$(1,133)	$6,837	$4,795

Other comprehensive loss	(166)	-	(163)	-

Comprehensive (loss) income	$(87)	$(1,133)	$6,674	$4,795

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30, 2021
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2020	-	$-	33,039,146	$33	$302,598	$-	$(97,385)	$205,246
Stock issued as consideration in GCI acquisition	-	-	6,636,470	7	232,734	-	-	232,741
Stock issued as consideration in Sexton acquisition	-	-	530,502	-	31,977	-	-	31,977
Fees incurred for registration filings	-	-	-	-	(188)	-	-	(188)
Stock based compensation	-	-	-	-	8,891	-	-	8,891
Stock option exercises	-	-	632,665	1	1,016	-	-	1,017
Cashless exercises of 79,100 warrants	-	-	70,030	-	2,901	-	-	2,901
Stock issued – on vested RSAs	-	-	535,378	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(163)	-	(163)
Net income	-	-	-	-	-	-	6,837	6,837
Balance, September 30, 2021	-	$-	41,444,191	$41	$579,929	$(163)	$(90,548)	$489,259

	Three Months Ended September 30, 2021
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2021	-	$-	40,560,720	$41	$542,864	$3	$(90,627)	$452,281
Stock issued as consideration in Sexton acquisition	-	-	530,502	-	31,977	-	-	31,977
Fees incurred for registration filings	-	-	-	-	(188)	-	-	(188)
Stock based compensation	-	-	-	-	4,868	-	-	4,868
Stock option exercises	-	-	244,906	-	408	-	-	408
Stock issued – on vested RSAs	-	-	108,063	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(166)	-	(166)
Net income	-	-	-	-	-	-	79	79
Balance, September 30, 2021	-	$-	41,444,191	$41	$579,929	$(163)	$(90,548)	$489,259

	Nine Months Ended September 30, 2020
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2019	-	$-	20,825,452	$21	$143,485	$-	$(100,052)	$43,454
Stock issued as 2019 bonus payout	-	-	-	-	314	-	-	314
Sale of common stock, net of fees	-	-	7,856,012	8	100,113	-	-	100,121
Common stock issued for services	-	-	3,175	-	60	-	-	60
Stock based compensation	-	-	-	-	3,818	-	-	3,818
Stock option exercises	-	-	528,793	-	1,028	-	-	1,028
Cashless exercise of 3,871,405 warrants	-	-	2,747,970	3	33,108	-	-	33,111
Warrant exercises	-	-	8,500	-	150	-	-	150
Stock issued – on vested RSAs	-	-	161,263	-	-	-	-	-
Net income	-	-	-	-	-	-	4,795	4,795
Balance, September 30, 2020	-	$-	32,131,165	$32	$282,076	$-	$(95,257)	$186,851

	Three Months Ended September 30, 2020
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, June 30, 2020	-	$-	25,982,367	$26	$199,941	$-	$(94,124)	$105,843
Sale of common stock, net of fees	-	-	5,951,250	6	80,201	-	-	80,207
Common stock issued for services	-	-	3,175	-	60	-	-	60
Stock based compensation	-	-	-	-	1,560	-	-	1,560
Stock option exercises	-	-	118,000	-	244	-	-	244
Warrant exercises	-	-	3,500	-	70	-	-	70
Stock issued – on vested RSAs	-	-	72,873	-	-	-	-	-
Net loss	-	-	-	-	-	-	(1,133)	(1,133)
Balance, September 30, 2020	-	$-	32,131,165	$32	$282,076	$-	$(95,257)	$186,851

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Cash flows from operating activities
Net income	$6,837	$4,795
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	3,035	1,454
Amortization of intangible assets	5,340	2,100
Stock-based compensation	8,891	3,818
Non-cash lease expense	1,795	455
Deferred income tax benefit	(17,540)	-
Change in fair value of contingent consideration	1,086	(1,528)
Change in fair value of warrant liability	121	(4,467)
Change in fair value of investments	-	(1,110)
Gain on acquisition of Sexton Biotechnologies, Inc.	(6,451)	-
Stock issued for services	-	30
Loss on disposal of assets held for rent, net	333	-
Other	504	9

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	(7,140)	(820)
Inventories	(1,237)	(65)
Prepaid expenses and other current assets	1,769	68
Accounts payable	1,368	(604)
Accrued expenses and other current liabilities	(2,530)	689
Other	-	(436)
Net cash (used in) provided by operating activities	(3,819)	4,388

Cash flows from investing activities
Cash acquired in acquisition of Global Cooling, Inc. and Sexton Biotechnologies, Inc.	1,559	-
Payments related to the acquisition of SciSafe, net of cash acquired	-	(500)
Purchases of property and equipment	(6,819)	(370)
Purchases of assets held for lease	(5,412)	(1,791)
Proceeds from sale of equipment	22	3
Net cash used in investing activities	(10,650)	(2,658)

Cash flows from financing activities
Proceeds from Paycheck Protection Program ("PPP") Loan	-	2,175
Payoff of PPP Loan	-	(2,175)
Proceeds from equipment loans	1,640	-
Payments of contingent consideration	-	(483)
Proceeds from sale of common stock, net of $6.2 million of costs in 2020	-	100,251
Fees paid related to issuance of common stock	(145)	-
Proceeds from line of credit	26,450	-
Payments on line of credit	(28,657)	-
Proceeds from exercise of common stock options	1,017	1,028
Proceeds from exercise of warrants	-	40
Payments on financed insurance premium	(698)	-
Other	(280)	(30)
Net cash (used in) provided by financing activities	(673)	100,806

Net (decrease) increase in cash, cash equivalents, and restricted cash	(15,142)	102,536
Cash, cash equivalents, and restricted cash – beginning of period	90,456	6,448
Effects of currency translation on cash, cash equivalents, and restricted cash	(163)	-
Cash, cash equivalents, and restricted cash – end of period	$75,151	$108,984
Non-cash investing and financing activities
Cashless exercise of warrants reclassified from warrant liability to common stock	$2,901	$33,111
Stock issued as consideration to acquire Global Cooling, Inc. and Sexton Biotechnologies, Inc.	$264,718	$-
Equipment acquired under operating leases	$6,971	$-
Equipment acquired under finance leases	$440	$-
Purchase of property and equipment not yet paid	$305	$29
Reclassification of warrant liabilities to equity upon exercise	$-	$110
Financing costs paid in a prior period	$-	$130
Stock issued as a prepayment of services	$-	$30
Stock issued as bonus consideration	$-	$314
Purchase of equipment with debt	$-	$270

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and significant accounting policies

Business

BioLife Solutions, Inc. (“BioLife”, “us”, “we”, “our”, or the “Company”) is a developer, manufacturer, and supplier of a portfolio of bioproduction tools and services including proprietary biopreservation media, automated thawing devices, cloud-connected shipping containers, ultra-low temperature mechanical freezers, cryogenic and controlled rate freezers and biological and pharmaceutical materials storage. Our CryoStor® freeze media and HypoThermosol® hypothermic storage media are optimized to preserve cells in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death. Our Sexton cell processing product line includes human platelet lysates (“hPL”) for cell expansion reducing risk and improving downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal® cryogenic vials that are purpose-built rigid containers used in cell and gene therapy (“CGT”) that can be filled manually or with high throughput systems, and automated cell processing machines that bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination. Our ThawSTAR® product line is comprised of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products administer temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. Our cryogenic freezer technology provides for controlled rate freezing and storage of biologic materials. Our ultra-low temperature mechanical freezers allow biological materials and vaccines to be stored at temperatures which range from negative 20℃ to negative 80℃. Our evo® shipping containers provide cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals. Our biological and pharmaceutical materials storage services provide facilities that allow for real-time tracking of biologic materials and vaccines that can be stored at a wide range of temperatures.

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

The Company regularly assesses these estimates; however, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

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

The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, Astero Bio Corporation (“Astero,” and the Astero product line, “ThawStar” acquired on April 1, 2019), SAVSU Technologies, Inc. (“SAVSU” acquired on August 8, 2019), Arctic Solutions, Inc. doing business as Custom Biogenic Systems (“CBS” acquired on November 12, 2019), SciSafe Holdings, Inc. (“SciSafe” acquired on October 1, 2020), Global Cooling, Inc. doing business as Stirling Ultracold (“Global Cooling” or “GCI” acquired on May 3, 2021), and Sexton Biotechnologies, Inc. (“Sexton” acquired on September 1, 2021). All intercompany accounts and transactions have been eliminated in consolidation.

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

Financial Statement Reclassification

Certain classifications on the Unaudited Condensed Consolidated Balance Sheets related to accrued expenses and other current liabilities, debt, current portion, and debt, long-term as of December 31, 2020 were reclassified to conform to current period presentation. These reclassifications have no impact on previously reported total revenue, net (loss) income, net assets, or total operating cash flows.

Segment reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of bioproduction tools and services. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Significant accounting policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Liquidity and capital resources

On September 30, 2021 and December 31, 2020, we had $75.1 million and $90.4 million in cash and cash equivalents, respectively. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for at least the foreseeable future. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Risks and uncertainties

On March 10, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) a pandemic. The COVID-19 pandemic, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shutdowns and other restrictions, has affected the Company’s business in several ways. The CGT industry that BioLife services has a complex and highly controlled supply chain that has been impacted by COVID-19. Challenges faced include, but are not limited to, the diversion of healthcare industry resources towards studying and treating COVID-19, logistics operations slowing down on a global scale, and changing environments related to in-person sales efforts.

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

On March 27, 2020, the President of the United States signed into law the “Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security tax payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

As of March 30, 2020, the Company started deferring the employer side of social security tax payments as allowed by the CARES Act. As of September 30, 2021, the amount of deferred social security tax payments was $432,000. We are required to pay back 50% of our total deferred payments in 2021 and the remaining 50% in 2022.

On March 11, 2021, the President of the United States signed into law the “American Rescue Plan Act of 2021” (the American Rescue Plan), which included additional economic stimulus and tax credits, including the expansion of the Employee Retention Credit.

In the SciSafe acquisition, the Company assumed a $295,300 loan from the PPP. The loan incurs interest at 1% and is unsecured. Should any portion of the principal of the note not meet the forgiveness provisions, monthly principal and interest payments will be repayable using a monthly amortization schedule starting from the end of the covered period until maturity in October 2022. The provisions under the PPP allow for recipients to receive loan forgiveness from the Small Business Association, who is the lender of the funds. There can be no assurance that the Company will obtain full forgiveness of the loans.

Concentrations of credit risk and business risk

We derived approximately 19% and 14% of revenue from one customer in the three and nine months ended September 30, 2021, respectively, and approximately 11% and 12% from one customer in the three and nine months ended September 30, 2020, respectively. No other customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2021 and 2020. All revenue from foreign customers is denominated in United States dollars.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue by customers’ geographic locations	2021	2020	2021	2020
North America	88%	84%	87%	86%
Europe, Middle East, Africa (EMEA)	9%	13%	10%	12%
Other	3%	3%	3%	2%
Total revenue	100%	100%	100%	100%

We derived approximately 30% and 33% of our revenue from CryoStor products in the three and nine months ended September 30, 2021, respectively, and 62% and 64% in the three and nine months ended September 30, 2020. We also derived approximately 29% and 21% of our revenue from our 780XLE freezer line in the three and nine months ended September 30, 2021, respectively. The 780XLE freezer line did not account for more than 10% of revenues during the three and nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, two customers and one customer accounted for approximately 29% and 17% of total gross accounts receivable, respectively. No other customers accounted for more than 10% of gross accounts receivable as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, one supplier accounted for 11% and 21% of accounts payable, respectively. No other suppliers accounted for more than 10% of accounts payable as of September 30, 2021 and December 31, 2020.

Recent accounting pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update amends guidance to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in an interim period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments ("ASU 2021-05"). The guidance in ASU 2021-05 amends the lease classification requirements for the lessors under certain leases containing variable payments to align with practice under Accounting Standards Codification (“ASC”) 840. The lessor should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in ASC 842-10-25-2 through 25-3; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the timing and impact of the adoption of ASU 2021-05 on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant as an exchange of the original warrant. The difference between the fair value of the modified warrant and the fair value of the warrant immediately before modification is then recognized as an issuance cost or discount of the related transaction. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. ASU 2021-04 should be applied prospectively to modifications or exchanges occurring after the effective date. Either the full or modified retrospective adoption method is allowed. We do not have any equity-classified written call options that would be subject to this guidance. Therefore, we do not expect any impact on our consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company adopted this guidance and it did not have a material impact on the company’s financial position, results of operation or cash flows.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For Smaller Reporting Companies as defined by the SEC, ASU 2016-13 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its financial statements.

2. Fair value measurement

In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”), the Company measures its cash and cash equivalents and investments at fair value on a recurring basis. The Company also measures certain assets and liabilities at fair value on a non-recurring basis when applying acquisition accounting. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The fair value of the Astero Contingent Consideration liability was initially valued based on unobservable inputs using a Black-Scholes valuation model. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 17.5%, risk-free rates between 2.29% and 2.41% and revenue volatility of 56%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the Contingent Consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the Contingent Consideration if they increase (decrease) beyond certain amounts. Subsequent to the acquisition date, as of each reporting period, the Contingent Consideration liability is re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the Contingent Consideration liability as of September 30, 2021, the Company assessed the probability of meeting previously determined metrics as unlikely. The Company recognized reductions of $0 and $81,000 in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, respectively. This Contingent Consideration liability is presented in the Consolidated Balance Sheet as of December 31, 2020 in the amount of $81,000. Certain assumptions used in estimating the fair value of the Contingent Consideration are uncertain by nature. Actual results may differ materially from estimates.

The fair value of the CBS Contingent Consideration liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 26.0%, a risk-free rate of approximately 1.74% and revenue volatility of 70%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the Contingent Consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the Contingent Consideration if they increase (decrease) beyond certain amounts. Subsequent to the acquisition date, as of each reporting period, the Contingent Consideration liability is re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the Contingent Consideration liability as of September 30, 2021, the Company used a discount rate of 21.0%, a risk-free rate of 0.23% and revenue volatility of 63%. This Contingent Consideration Liability is presented in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020 in the amount of $140,000. Certain assumptions used in estimating the fair value of the Contingent Consideration are uncertain by nature. Actual results may differ materially from estimates.

The fair value of the SciSafe Contingent Consideration liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 4.5%, a risk-free rate of approximately 0.20%, asset volatility of 60%, and revenue volatility of 15%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the Contingent Consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the Contingent Consideration if they increase (decrease) beyond certain amounts. As of the acquisition date, the Contingent Consideration was determined to have a fair value of $3.7 million. Subsequent to the acquisition date, the Contingent Consideration liability is re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the Contingent Consideration liability as of September 30, 2021, the Company used a discount rate of 6.8%, a risk-free rate of approximately 0.47%, asset volatility of 61%, and revenue volatility of 22%. The SciSafe Contingent Consideration, if earned, is to be paid in shares of BioLife’s common stock. As such, changes in BioLife’s stock price directly impact the fair value of the SciSafe Contingent Consideration as of each measurement date. This Contingent Consideration liability is presented in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020 in the amount of $8.1 million and $6.9 million, respectively. The Change in Fair Value of Contingent Consideration of a decrease of $141,000 and an increase of $1.2 million associated with this liability is presented within the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, respectively. Certain assumptions used in estimating the fair value of the Contingent Consideration are uncertain by nature. Actual results may differ materially from estimates.

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

There were no remeasurements to fair value during the nine months ended September 30, 2021 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2021 and  December 31, 2020, based on the three-tier fair value hierarchy:

(In thousands)

As of September 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$70,152	$-	$-	$70,152
Total	70,152	-	-	70,152
Liabilities:
Contingent consideration - business combinations	-	-	8,238	8,238
Total	$-	$-	$8,238	$8,238

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$90,403	$-	$-	$90,403
Total	90,403	-	-	90,403
Liabilities:
Contingent consideration - business combinations	-	-	7,152	7,152
Warrant liability	-	-	2,780	2,780
Total	$-	$-	$9,932	$9,932

The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of contingent consideration and warrant liabilities classified as Level 3 were derived from management assumptions. There have been no transfers of assets or liabilities between the fair value measurement levels.

The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Beginning balance	$7,152	$1,914
Change in fair value recognized in net income (loss)	1,086	(1,528)
Ending balance	$8,238	$386

The following table presents the changes in fair value of warrant liabilities which are measured using Level 3 inputs:

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Beginning balance	$2,780	$39,602
Exercised warrants	(2,901)	(33,221)
Change in fair value recognized in net income (loss)	121	(4,467)
Ending balance	$-	$1,914

3. Acquisitions

Sexton acquisition

General terms and effects

On August 9, 2021, BioLife entered into an Agreement and Plan of Merger (the “Sexton Merger Agreement”) with BLFS Merger Sub, Inc., a Delaware corporation (“Sexton Merger Sub”), Fortis Advisors LLC, in its capacity as the representative of the stockholders of Sexton (the “Sexton Seller Representative”) and Sexton Biotechnologies, Inc., a Delaware corporation.

On September 1, 2021, the Company completed the merger of Sexton Merger Sub with and into Sexton and Sexton became a wholly-owned subsidiary of the Company (the “Sexton Merger”). As consideration for the Sexton Merger (the “Sexton Merger Consideration”), holders of common stock, preferred stock and options of Sexton, other than the Company (collectively, the “Sexton Participating Holders”), are entitled to receive an aggregate of 530,502 newly issued shares of the Company’s common stock, subject to certain post-closing adjustments, of which 477,452 shares of Common Stock were issued to the Sexton Participating Holders at the Closing, and 53,050 shares of Common Stock, or approximately 10% of the Merger consideration, were deposited into an escrow account for indemnification and post-closing purchase price adjustment purposes. Prior to the merger, the Company held preferred stock in Sexton, which was accounted for using a measurement alternative that measures the securities at cost minus impairment, if any. The Company accounted for the merger as a step acquisition, which required remeasurement of the Company’s existing ownership in Sexton to fair value prior to completing the acquisition method of accounting. Using step acquisition accounting, the Company increased the value of its existing equity interest to its fair value, resulting in the recognition of a non-cash gain of $6.5 million, which was included in the gain on acquisition of Sexton Biotechnologies, Inc. in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021. The Company utilized a market-based valuation approach to determine the fair value of the existing equity interest based on the total merger consideration offered and the Company’s stock price at acquisition.

Total consideration transferred (in thousands, except number of shares and stock price):

Merger consideration shares	530,502
BioLife stock price (as of September 1, 2021)	$60.50
Value of issued shares	$32,095
plus: Fair value of BioLife’s existing investment in Sexton	$7,951
less: Net working capital adjustment	$(118)
Merger Consideration	$39,928

Transaction costs related to the acquisition are expensed as incurred and are not included in the calculation of consideration transferred.

Fair value of net assets acquired

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of September 30, 2021 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of intangible assets, goodwill, income taxes, and other assets and liabilities including contractual rights and obligations acquired that continue to be evaluated based on facts that existed as of the acquisition date. Our valuations will be finalized when certain information arranged to be obtained has been received and our review of that information has been completed.

Under the acquisition method of accounting, the assets acquired and liabilities assumed from Sexton were estimated as of the merger date, at their respective fair values, and consolidated with those of BioLife. The estimated fair value of the net tangible assets acquired is approximately $4.1 million, the estimated fair value of the deferred tax liability acquired is approximately $1.3 million, the estimated fair value of the intangible assets acquired is approximately $8.8 million, and the estimated residual goodwill is approximately $28.3 million. The gross contractual accounts receivable acquired in the acquisition was $509,000. Of the acquired accounts receivable, $17,000 is estimated to be uncollectable. The fair value calculations required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

The table below represents the estimated fair value of the net assets acquired and liabilities assumed, which were recorded as of the merger date (amounts in thousands).

Cash	$1,516
Accounts receivable, net	492
Inventory	1,310
Prepaid expenses and other current assets	670
Property, plant and equipment, net	737
Operating lease right-of-use assets, net	470
Developed technology	4,132
Customer relationships	2,276
Tradenames	2,324
Non-compete agreements	90
Goodwill	28,273
Accounts payable	(291)
Lease liabilities, operating	(470)
Deferred tax liability	(1,284)
Other liabilities	(317)
Fair value of net assets acquired	$39,928

The fair value of Sexton’s identifiable intangible assets and useful lives are as follows (amounts in thousands, except years):

	Fair Value	Useful Life (Years)
Developed technology	$4,132	5	-	9
Customer relationships	2,276		2
Tradenames	2,324		11
Non-compete agreements	90		1
Total identifiable intangible assets	$8,822

Fair value measurement methodologies used to calculate the value of any asset can be broadly classified into one of three approaches, referred to as the cost, market and income approaches. In any fair value measurement analysis, all three approaches must be considered, and the approach or approaches deemed most relevant will then be selected for use in the fair value measurement of that asset. The estimated fair values of developed technology were estimated using a multi-period excess earnings approach. The estimated fair values of customer relationships and non-compete agreements were estimated using a “with and without” approach, comparing projected cash flows under scenarios assuming the customer relationships and non-compete agreements were and were not in place. The estimated fair value of the tradenames is based on the relief from royalty method, which estimates the value of the trade names based on the hypothetical royalty payments that are saved by owning the asset.

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

Acquired goodwill

The goodwill of $28.3 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. The goodwill recorded is not deductible for income tax purposes.

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

Fair value of net assets acquired

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of September 30, 2021 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities and goodwill, which could have a material impact on the Company’s results of operations and financial position.

Under the acquisition method of accounting, the assets acquired and liabilities assumed from Global Cooling were estimated as of the merger date, at their respective fair values, and consolidated with those of BioLife. The estimated fair value of the net tangible assets acquired is approximately $740,000, the estimated fair value of the deferred tax liability acquired is approximately $23.5 million, the estimated fair value of the intangible assets acquired is approximately $120.5 million, and the estimated residual goodwill is approximately $137.2 million. The gross contractual accounts receivable acquired in the acquisition was $7.1 million. Of the acquired accounts receivable, $53,000 was estimated to be uncollectable. The fair value calculations required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

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

The Company recorded revenue from Sexton of $425,000 and a net loss of $227,000 from September 1, 2021, the date of acquisition, to September 30, 2021. The Company recorded revenue from Global Cooling of $28.5 million and a net loss of $7.6 million from May 3, 2021, the date of acquisition, to September 30, 2021. The Company has included the operating results of the acquisitions in its Unaudited Condensed Consolidated Statements of Operations since their respective acquisition date.

The following unaudited pro forma financial information presents the combined results of operations of Sexton as if the acquisition had occurred on January 1, 2020 after giving effect to certain pro forma adjustments. These pro forma adjustments include intangible amortization, stock-based compensation expense and salary expense related to a key employee, and the income tax effect of the adjustments made:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Total revenue	$34,524	$11,697	$85,189	$34,707
Net (loss) income	$(685)	$(1,850)	$4,612	$2,056

The following unaudited pro forma financial information presents the combined results of operations of Global Cooling as if the acquisition had occurred on January 1, 2020 after giving effect to certain pro forma adjustments. These pro forma adjustments include intangible amortization, amortization of increased inventory basis, depreciation expense, lease expense, transaction costs, interest expense, stock-based compensation expense and salary expense related to a key employee, and the income tax effect of the adjustments made:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Total revenue	$33,800	$21,204	$106,427	$58,056
Net income (loss)	$79	$(3,393)	$(1,939)	$4,912

4. Inventory

Inventory consists of the following as of September 30, 2021 and December 31, 2020:

(In thousands)	2021	2020
Raw materials	$16,445	$2,855
Work in progress	4,597	2,006
Finished goods	8,654	6,741
Total	$29,696	$11,602

5. Assets held for rent

Assets held for rent consist of the following as of September 30, 2021 and December 31, 2020:

(In thousands)	2021	2020
Shippers placed in service	$5,433	$3,171
Fixed assets held for rent	3,603	-
Accumulated depreciation	(1,284)	(411)
Net	7,752	2,760
Shippers and related components in production	2,334	1,945
Total	$10,086	$4,705

Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $410,000 and $873,000 in depreciation expense related to assets held for rent during the three and nine months ended September 30, 2021, respectively, and $186,000 and $581,000 during the three and nine months ended September 30, 2020, respectively.

6. Goodwill and intangible assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The Company has not identified any triggering events which indicate an impairment of goodwill in the nine months ended September 30, 2021.

Intangible assets

Intangible assets, net consisted of the following as of September 30, 2021:

(In thousands, except weighted average useful life)	September 30, 2021
Finite-lived intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$17,516	$(1,177)	$16,339	10.8
Tradenames	35,574	(1,672)	33,902	14.4
Technology - acquired	41,942	(6,300)	35,642	6.1
Non-compete agreements	1,990	(302)	1,688	3.3
In-process research and development⁽¹⁾	67,440	-	67,440	N/A
Total intangible assets	$164,462	$(9,451)	$155,011	10.1

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

Amortization expense for finite-lived intangible assets was $2.5 million and $5.3 million for the three and nine months ended September 30, 2021, respectively, and $706,000 and $2.1 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the Company expects to record the following amortization expense for finite-lived intangible assets:

(In thousands)
For the Years Ending December 31,	Estimated Amortization Expense
2021 (3 months remaining)	$2,858
2022	11,403
2023	10,934
2024	10,109
2025	9,730
Thereafter	42,537
Total	$87,571

7. Line of credit and long-term debt

At September 30, 2021 the Company maintained a line of credit, which was assumed in the acquisition of Global Cooling, with a bank which had an original expiration date of June 2023. The outstanding balance bore interest at a floating rate equal to the 3-month LIBOR rate plus 5.50%. The maximum allowed on the line of credit was $5,000,000. The line was secured by substantially all assets of Global Cooling. On October 14, 2021, the Company paid off the entirety of the outstanding balance on the line of credit and all related interest.

Long-term debt consisted of the following as of September 30, 2021 and December 31, 2020:

			September 30,	December 31,
(In thousands)	Maturity Date	Interest Rate	2021	2020
2019 term loan	Sep-23	10.5%	$1,750	$-
2018 term loan	Sep-23	10.5%	2,813	-
Insurance premium financing	Apr-22	4.0%	726	-
Paycheck Protection Program loan	May-22	1.0%	295	295
Freezer equipment loan	Dec-25	5.7%	652	365
Manufacturing equipment loans	Oct-25	5.7%	376	439
Freezer installation loan	Various	6.3%	1,395	156
Other loans	Various	Various	10	14
Total debt			8,017	1,269
Less: Unamortized debt issuance costs			(124)	-
Total debt, net of unamortized debt issuance costs			$7,893	$1,269

The 2019 and 2018 term loans are secured by substantially all assets of Global Cooling.

As of September 30, 2021, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2021 (3 months remaining)	$950
2022	1,208
2023	2,038
2024	1,944
2025	543
Thereafter	1,334
Total	$8,017

Debt covenants and default provisions

The line of credit, 2019 term loan, and 2018 term loan assumed in the acquisition of Global Cooling contain affirmative and negative covenants that are customary for financings of their respective types. As of September 30, 2021, the Company was not in compliance with certain reporting and financial covenants. To remedy the non-compliance related to the financial covenants associated with the line of credit, the Company paid off the entirety of the outstanding balance on the line of credit and all related interest on October 14, 2021. To remedy the non-compliance related to the financial covenants associated with the 2019 and 2018 term loans, the Company entered into amended and restated term notes.

On October 1, 2021, the Company entered into amended and restated term notes (the “Loan Agreements”) with Advantage Capital (“Advantage”) and Enhanced Capital (“Enhanced”). Pursuant to the Loan Agreements, Advantage provided two term notes in the amount of $1.4 million (“Advantage Term Note I”) and $1.4 million (“Advantage Term Note II”) (collectively the “Advantage Term Notes”). Enhanced provided one term note in the amount of $1.8 million (the “Enhanced Term Note”). The Advantage and Enhanced Term Notes were used to refinance the term notes outstanding under the amended and restated term notes dated December 7, 2018 and October 1, 2019, respectively, mature on December 18, 2027 and September 7, 2024, respectively, and bear interest at a fixed rate of 4%. The Advantage and Enhanced Term Notes are interest-only with one balloon principal payment at maturity and can be pre-paid without penalty at any time. All financial covenants included in the original agreements previously in effect were removed by the Loan Agreements.

8. Share-based compensation

Service vesting-based stock options

The following is a summary of service vesting based stock option activity for the nine months ended September 30, 2021, and the status of stock options outstanding as of September 30, 2021:

	Nine Months Ended
	September 30, 2021
	Shares	Wtd. Avg. Exercise Price
Outstanding as of beginning of year	844,455	$2.00
Exercised	(131,590)	1.48
Forfeited	(1,146)	5.69
Expired	(35,714)	1.73
Outstanding as of September 30, 2021	676,005	$2.12

Stock options exercisable as of September 30, 2021	671,964	$2.11

We recognized $6,000 and $21,000 in stock compensation expense related to service vesting-based options during the three and nine months ended September 30, 2021, respectively, and $15,000 and $104,000 during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, there was $27.2 million of aggregate intrinsic value of outstanding service vesting-based stock options, including $27.0 million of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. This amount will change based on the fair market value of the Company’s stock. The intrinsic value of service vesting-based awards exercised was $1.4 million and $5.2 million during the three and nine months ended September 30, 2021, respectively, and $2.2 million and $6.8 million during the three and nine months ended September 30, 2020, respectively. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable as of September 30, 2021 is 3.3 years. As of September 30, 2021, there was $4,000 in unrecognized compensation costs related to service vesting-based stock options. We expect to recognize those costs over 0.2 years.

Performance-based stock options

The following is a summary of performance-based stock option activity under our stock option plan for the nine months ended September 30, 2021, and the status of performance-based stock options outstanding as of September 30, 2021:

	Nine Months Ended
	September 30, 2021
	Shares	Wtd. Avg. Exercise Price
Outstanding as of beginning of year	686,001	$1.64
Exercised	(501,075)	1.64
Outstanding as of September 30, 2021	184,926	$1.64

Stock options exercisable as of September 30, 2021	184,926	$1.64

No stock compensation expense was recognized during the three and nine months ended September 30, 2021 and 2020 related to performance-based options. As of September 30, 2021, there was $7.5 million of aggregate intrinsic value of outstanding and exercisable performance-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. This amount will change based on the fair market value of the Company’s stock. The intrinsic value of performance-based awards exercised was $9.7 million and $19.5 million during the three and nine months ended September 30, 2021, respectively, and $0 and $239,000 during the three and nine months ended September 30, 2020, respectively. The weighted average remaining contractual life of performance-based options outstanding and exercisable as of September 30, 2021 is 0.2 years. All compensation cost of performance-based stock options outstanding as of September 30, 2021 has been recognized.

There were no stock options granted to employees and non-employee directors in the three and nine months ended September 30, 2021 and 2020.

Restricted stock

Service vesting-based restricted stock

The following is a summary of service vesting-based restricted stock activity for the nine months ended September 30, 2021, and the status of unvested service vesting-based restricted stock outstanding as of September 30, 2021:

	Nine Months Ended
	September 30, 2021
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	930,854	$19.31
Granted	751,363	47.50
Vested	(241,590)	15.97
Forfeited	(79,079)	34.86
Non-vested as of September 30, 2021	1,361,548	$34.56

The aggregate fair value of the service vesting-based awards granted was $31.1 million and $35.7 million during the three and nine months ended September 30, 2021, respectively, and $4.2 million and $7.4 million during the three and nine months ended September 30, 2020 was, respectively, which represents the market value of BioLife common stock on the date that the restricted stock awards were granted. The aggregate fair value of the service vesting-based restricted stock awards that vested was $5.1 million and $10.3 million during the three and nine months ended September 30, 2021, respectively, and $1.6 million and $2.9 million during the three and nine months ended September 30, 2020, respectively.

We recognized $4.4 million and $8.0 million in stock compensation expense related to service vesting-based restricted stock awards during the three and nine months ended September 30, 2021, respectively, and $754,000 and $1.6 million during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, there was $41.7 million in unrecognized compensation costs related to service vesting-based restricted stock awards. We expect to recognize those costs over 3.3 years.

Performance-based restricted stock

We recognized stock compensation benefit of $0 and $186,000 for the three and nine months ended September 30, 2021 related to 20,285 performance-based restricted stock awards that were awarded but did not vest. We recognized stock compensation expense of $191,000 and $569,000 during the three and nine months ended September 30, 2020, respectively, related to performance-based restricted stock awards. As of September 30, 2021, there were no unrecognized non-cash compensation costs related to performance-based restricted stock awards.

Market-based restricted stock

The following is a summary of market-based restricted stock option activity under our stock option plan for the nine months ended September 30, 2021 and the status of market-based restricted stock options outstanding as of September 30, 2021:

	Nine Months Ended
	September 30, 2021
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	224,774	$19.20
Granted	152,665	30.85
Vested	(231,268)	26.98
Non-vested as of September 30, 2021	146,171	$20.78

On February 25, 2019, the Company granted 94,247 shares and on April 1, 2019 granted 29,604 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. On February 8, 2021, the Company determined the TSR attainment was 200% of the targeted shares and 231,268 shares were granted and immediately vested to current executives of the Company based on our total shareholder return during the period beginning on January 1, 2019 through December 31, 2020 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined as of the grant date using a Monte Carlo simulation with the following assumptions: a historical volatility of 69%, 0% dividend yield and a risk-free interest rate of 2.5%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $3.1 million was expensed on a straight-line basis over the grant date to the vesting date of December 31, 2020.

On March 25, 2020, the Company granted 109,140 shares of market-based stock to certain executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2020 through December 31, 2021 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 78%, 0% dividend yield and a risk-free interest rate of 0.3%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award is being expensed on a straight-line basis over the grant date to the vesting date of December 31, 2021.

On February 8, 2021, the Company granted 30,616 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 68%, 0% dividend yield and a risk-free interest rate of 0.1%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award is being expensed on a straight-line basis over the grant date to the vesting date of December 31, 2022.

On May 3, 2021, the Company granted 6,415 shares of market-based stock to one executive in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 68%, 0% dividend yield and a risk-free interest rate of 0.2%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award is being expensed on a straight-line basis over the grant date to the vesting date of December 31, 2022.

We recognized $413,000 and $1.1 million in stock compensation expense related to market-based restricted stock awards during the three and nine months ended September 30, 2021, respectively, and $600,000 and $1.5 million during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, there was $1.4 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1.1 years.

We recorded total stock compensation expense for the three and nine months ended September 30, 2021 and 2020, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development costs	$551	$291	$1,171	$687
Sales and marketing costs	560	256	1,012	581
General and administrative costs	3,015	868	5,662	2,144
Cost of revenue	742	145	1,047	406
Total	$4,868	$1,560	$8,892	$3,818

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

The following table summarizes warrant activity for the nine months ended September 30, 2021:

	Shares	Wtd. Avg. Exercise Price
Outstanding as of December 31, 2020	79,100	$4.75
Exercised	(79,100)	4.75
Outstanding and exercisable as of September 30, 2021	-	$-

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

The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. The income tax benefit of $17.5 million for the nine months ended September 30, 2021 resulted in an effective income tax rate of 161%. Included in the $17.5 million were discrete tax benefits of $8.5 million related to the Global Cooling acquisition on May 3, 2021 and $6.3 million related to stock compensation windfall tax benefits.

The income tax benefit of $5.0 million for the three months ended September 30, 2021 resulted in an effective income tax rate of 98%. The income tax benefit included $3.1 million of discrete tax benefits related to stock compensation windfall tax benefits.

The Company’s US projected effective income tax rate without discrete items was 18%, which is lower than the US federal statutory rate of 21% primarily due to the impact of a projected partial valuation allowance on net operating loss carryforwards, non-deductible transaction costs and executive compensation offset by state tax benefits and research tax credits.

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. In determining the need for a valuation allowance, the Company’s management evaluates both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. After reviewing the evidence available, the Company’s management believes there is uncertainty regarding the future realizability of the U.S. net operating loss carryforward and is projecting a partial valuation allowance of $1.2 million by year end. If operating results improve and projections indicate future utilization of the tax attributes, all or a portion of the valuation allowance would be released, resulting in a corresponding non-cash income tax benefit. The Company will also maintain a full valuation allowance on its current losses in the Netherlands due to a lack of earnings history.

In connection with the Global Cooling acquisition on May 3, 2021, the Company recognized a deferred tax liability estimated to be $23.5 million. As a result, the Company recorded an income tax benefit of $8.5 million for the full release of the valuation allowance on our existing deferred tax assets as a result of the offset of the deferred tax liabilities established for intangible assets from the acquisition. In connection with the Sexton acquisition on August 9, 2021, the Company recorded a deferred tax liability estimated to be $1.3 million with an offset to goodwill.

Future utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation in the event of a change in ownership as set forth in Section 382 of the Internal Revenue Code of 1986, as amended. It is possible that there have been past changes in ownership as defined under Section 382, which would limit the Company’s ability to utilize NOLs and other tax attributes. The Company is currently in the process a completing a Section 382 study and a state nexus study, which may result in adjustments to the accounting for the acquisition of Global Cooling and Sexton.

11. Net (loss) income per common share

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

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and earnings per share data)	2021	2020	2021	2020
Basic earnings (loss) per common share
Numerator:
Net income (loss)	$79	$(1,133)	$6,837	$4,795
Amount attributable to unvested restricted shares	(2)	-	(212)	(138)
Amount attributable to warrants outstanding	-	-	(4)	(335)
Net income (loss) allocated to common shareholders	77	(1,133)	6,621	4,322

Denominator:
Weighted-average common shares issued and outstanding	40,911,801	31,639,420	37,435,224	25,418,375
Basic earnings (loss) per common share	$0.00	$(0.04)	$0.18	$0.17

Diluted earnings (loss) per common share
Numerator:
Net income (loss)	$79	$(1,133)	$6,837	$4,795
Amount attributable to unvested restricted shares	(2)	-	(205)	-
Amount attributable to warrants	-	-	(4)	(49)
Less: gain related to change in fair value of warrants	-	-	-	(4,467)
Diluted earnings (loss) per common share	77	(1,133)	6,628	279

Denominator:
Weighted-average common shares issued and outstanding	40,911,801	31,639,420	37,435,224	25,418,375
Dilutive potential common shares from:
Stock options	1,069,207	-	1,330,207	1,754,051
Restricted shares	1,315,462	-	1,195,154	285,975
Warrants	-	-	24,338	1,954,137
Diluted weighted average shares issued and outstanding	43,296,470	31,639,420	39,984,923	29,412,538
Diluted earnings (loss) per common share	$0.00	$(0.04)	$0.17	$0.01

The following table sets forth the number of weighted-average common shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options and restricted stock awards	-	2,183,537	-	-
Warrants	-	62,769	-	-
Total	-	2,246,306	-	-

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2021.

13. Revenue

To determine revenue recognition for contractual arrangements that we determine are within the scope of Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of biopreservation media, ThawStar, and freezer products. We recognize product revenue, including shipping and handling charges billed to customers, when we transfer control of our products to our customers (transfer of control generally occurs upon shipment of our product). Shipping and handling costs are classified as part of cost of product revenue in the statement of operations. Service revenues are generated from the storage of biological and pharmaceutical materials. We recognize service revenues over time as services are performed or ratably over the contract term.

The Company also generates revenue from the leasing of our property, plant, and equipment, operating right-of-use assets, and evo cold chain systems to customers pursuant to service contracts or rental arrangements entered into with the customer. Revenue from these arrangements is not within the scope of FASB ASC Topic 606 as it is within the scope of FASB ASC Topic 842, Leases. All customers leasing shippers currently do so under month-to-month rental arrangements. We account for these rental transactions as operating leases and record rental revenue on a straight-line basis over the rental term.

Total bioproduction tools and services revenue for three and nine months ended September 30, 2021 and 2020 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except percentages)	2021	2020	2021	2020
Product revenue
Freezer and thaw	$17,610	$3,371	$40,021	$9,237
Cell processing	11,505	7,414	30,131	22,753
Storage and cold chain services	86	19	293	30
Service revenue
Storage and cold chain services	2,250	-	6,417	-
Rental revenue
Storage and cold chain services	2,349	475	4,989	1,341
Total revenue	$33,800	$11,279	$81,851	$33,361

The following table includes estimated rental revenue expected to be recognized in the future related to embedded leases as well as estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting periods. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The estimated revenue in the following table does not include contracts with the original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2021.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts:

	Year Ending December 31,
(In thousands)	2021	2022	2023	2024	Total
Rental revenue	$2,983	$7,733	$422	$-	$11,138
Service revenue	$40	$31	$31	$10	$112

14. Leases

Lessee arrangements

We lease approximately 32,106 square feet in our Bothell, Washington headquarters. In November of 2020, the Company entered into an amendment to the lease agreement associated with this facility to extend the term of the lease until July 31, 2031. The amendment included a $2.6 million tenant allowance that the Company expects to receive as improvements are made between 2021 and 2023. This lease includes two options to extend the term of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on August 1, 2031, and the second extension term commencing, if at all, immediately following the expiration of the first extension term. In accordance with the amended lease agreement, our monthly base rent is approximately $70,000 as of September 30, 2021, with scheduled annual increases each August. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 3,460 square feet in our Menlo Park, California location. The term of our lease continues until December 31, 2021. In accordance with the lease agreement, the monthly base rent is approximately $11,000 as of September 30, 2021. We are also required to pay an amount equal to the Company’s proportionate electrical expenses and common area maintenance fees.

We lease approximately 9,932 square feet in our Albuquerque, New Mexico location. The term of our lease continues until December 31, 2021 with two options to extend the terms of the lease, each of which is for an additional period of three years, with the first extension term commencing, if at all, on December 1, 2021, and the second extension term commencing, if at all, on December 1, 2024. In accordance with the lease agreement, the monthly base rent is approximately $9,000 as of September 30, 2021, with an increase at the beginning of each extension term if the lease term is extended.

We lease approximately 106,998 square feet in our Detroit, Michigan location under a month-to-month arrangement. The monthly base rent is approximately $35,000 as of September 30, 2021.

We lease approximately 16,800 square feet in the United States. The term of the lease continues until February 28, 2026 and has no option to extend the term. In accordance with the lease agreement, the Company’s monthly base rent is approximately $14,000 as of September 30, 2021, with scheduled increases each March. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 20,000 square feet in the United States. The term of the lease continues until March 31, 2024 and has no option to extend the term. In accordance with the lease agreement, the Company’s monthly base rent is approximately $14,000 as of September 30, 2021, with scheduled increases each April. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 12,500 square feet in the United States. The term of the lease continues until January 31, 2023 and has no option to extend the term. In accordance with the lease agreement, the Company’s monthly base rent is approximately $8,000 as of September 30, 2021. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 16,153 square feet in the United States. The term of the lease continues until June 30, 2024 and has no option to extend the term. In accordance with the amended lease agreement, the Company’s monthly base rent is approximately $13,000 as of September 30, 2021, with scheduled increases each July. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 26,800 square feet in the United States. The term of the lease continues until November 1, 2031 with two options to extend the terms of the lease, each of which is for an additional period of five years, with the first extension term commencing, if at all, on November 1, 2031, and the second extension term commencing, if at all, on November 1, 2036. In accordance with the lease agreement, the monthly base rent is approximately $27,000 as of September 30, 2021, with scheduled increases each June, and includes provisions for rent increases of approximately 2.5% on the first day of the first month that follows the first anniversary of the beginning of the lease of each year and on each anniversary date thereafter.

We lease approximately 47,533 square feet in the Netherlands. The term of our lease began on April 1, 2021 and continues until March 31, 2026, with options to extend the lease for an additional five years at each expiration date. In accordance with the lease agreement, the monthly base rent is approximately €29,000 (approximately $33,000 as of September 30, 2021) and includes provisions for rent increases tied to the Netherlands consumer price index in January of each year.

We lease approximately 50,000 square feet in our Athens, Ohio location. The term of our lease continues until March 31, 2028 with a negotiable renewal between parties. In accordance with the amended lease agreement, our monthly base rent is approximately $23,000 as of September 30, 2021, with scheduled annual increases each April. We are also required to pay an amount equal to the Company’s proportionate share of certain taxes and operating expenses.

We lease approximately 1,807 square feet in Columbus, Ohio under a month-to-month arrangement. The monthly base rent is approximately $4,000 as of September 30, 2021.

We lease approximately 22,764 square feet in Nelsonville, Ohio. The term of the lease continues until May 31, 2022, with options to extend the lease for an additional year as of each expiration date. In accordance with the lease agreement, the Company’s monthly base rent is approximately $10,000 as of September 30, 2021.

We lease approximately 11,415 square feet in Indianapolis, Indiana. The term of our lease continues until September 30, 2024 with an option to extend the term of the lease for an additional period of one year. In accordance with the lease agreement, our monthly base rent is approximately $13,000 as of September 30, 2021. We are also required to pay an amount equal to the Company’s proportionate share of certain operating expenses.

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

Our financing leases relate to research equipment, machinery, and other equipment.

The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases:

	September 30,	December 31,
(In thousands)	2021	2020
Weighted average discount rate - operating leases	3.6%	3.3%
Weighted average discount rate - finance leases	6.1%	5.7%
Weighted average remaining lease term in years - operating leases	7.9	1.5
Weighted average remaining lease term in years - finance leases	3.2	0.9

Operating cash paid for amounts included in the measurement of operating lease liabilities in the three and nine months ended September 30, 2021 was $702,000 and $2.0 million, respectively, and in the three and nine months ended September 30, 2020 was $219,000 and $653,000, respectively.

The components of operating lease expense for the three and nine months ended September 30, 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Operating lease costs	$805	$170	$1,998	$509
Short-term lease costs	498	59	1,158	176
Total operating lease costs	1,303	229	3,156	685

Variable lease costs	193	-	477	-
Total lease expense	$1,496	$229	$3,633	$685

Maturities of our operating lease liabilities as of September 30, 2021 are as follows:

(In thousands)	Operating Leases	Financing Leases
2021 (3 months remaining)	$890	$43
2022	3,108	171
2023	2,760	171
2024	2,523	101
2025	2,245	37
Thereafter	8,780	1
Total lease payments	20,306	524
Less: interest	(2,611)	(49)
Total present value of lease liabilities	$17,695	$475

Lessor arrangements

Rental arrangements

The Company generates revenue from the leasing of our evo cold chain systems, which are typically cloud-connected shippers with enabling cold chain cloud applications, to customers pursuant to rental arrangements entered into with the customer. Revenue from the rental of cold chain systems is within the scope of FASB ASC Topic 842, Leases. All customers leasing shippers currently do so under month-to-month rental arrangements. We account for these rental transactions as operating leases and record rental revenue on a straight-line basis over the rental term.

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

15. Unaudited Condensed Consolidated Balance Sheet detail

Property and equipment

	September 30,	December 31,
(In thousands)	2021	2020
Property and equipment
Leasehold improvements	$3,301	$2,393
Furniture and computer equipment	1,793	902
Manufacturing and other equipment	13,798	10,076
Construction in-progress	4,747	591
Subtotal	23,639	13,962
Less: Accumulated depreciation	(6,177)	(3,842)
Net property and equipment	$17,462	$10,120

Depreciation expense for property and equipment was $691,000 and $2.1 million for the three and nine months ended September 30, 2021, respectively, and $296,000 and $873,000 for the three and nine months ended September 30, 2020, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Accrued expenses	$1,435	$472
Accrued taxes	62	112
Accrued compensation	4,167	2,898
Warranty reserve liability	5,552	212
Deferred revenue, current	710	931
Other	131	130
Total accrued expenses and other current liabilities	$12,057	$4,755

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

A rollforward of our warranty liability is as follows:

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Beginning balance	$212	$191
Warranty reserve acquired in the acquisition of Global Cooling	3,353	-
Provision for warranties	4,446	109
Settlements of warranty claims	(2,459)	(92)
Ending Balance	$5,552	$208

16. Employee benefit plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $237,000 and $587,000 in contributions to the plan for the three and nine months ended September 30, 2021, respectively, and $89,000 and $268,000 for the three and nine months ended September 30, 2020, respectively.

17. Subsequent events

On October 8, 2021, the Company entered into an amendment to the current lease agreement associated with our Bothell, Washington location. The amendment expands the leased premises by approximately 8,342 square feet and includes a $417,000 tenant allowance that the Company expects to receive as improvements are made. The term of the amendment will begin on the earlier of October 1, 2022 or six months following the date upon which all improvements are completed and continues until July 31, 2031. In accordance with the amendment, the monthly base rent will increase by approximately $19,000 at commencement and the lease includes provisions for standard 3% rent increases each year.

On October 31, 2021, the Company entered into a lease agreement associated with our Albuquerque, New Mexico location. The lease agreement extends the current lease through December 31, 2022. In accordance with the lease, the monthly base rent will increase to approximately $10,000 at January 1, 2022 and includes two options to extend the terms of the lease, each of which is for an additional period of one year, with the first extension term commencing, if at all, on January 1, 2023, and the second extension term commencing, if at all, on January 1, 2024.

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

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2020 filed with the SEC.

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

Our products

Our bioproduction tools and services are comprised of three revenue lines that contain six main offerings:

●	Cell processing
○	Biopreservation media
○	Human platelet lysate media (“hPL”), cryogenic vials, and automated cell-processing fill machines
●	Freezers and thaw systems
○	Freezer and storage technology and related components
○	Automated thawing devices
●	Storage and cold chain services
○	Biological and pharmaceutical material storage
○	Cloud connected “smart” shipping containers

Biopreservation media

Our proprietary biopreservation media products, HypoThermosol® FRS and CryoStor®, are formulated to mitigate preservation-induced, delayed-onset cell damage and death, which result when cells and tissues are subjected to reduced temperatures. Our technology can provide our CGT customers with significant shelf-life extension of biologic source material and final cell products, and can also greatly improve post-preservation cell and tissue viability and function. Our biopreservation media is serum-free, protein-free, fully defined, and manufactured under current Good Manufacturing Practices (cGMP). We strive to source wherever possible, the highest available grade, multi-compendium raw materials. We estimate our media products have been incorporated in over 525 customer clinical applications, including numerous chimeric antigen receptor (CAR) T cell and other cell types.

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

Human platelet lysate media, cryogenic vials and automated cell-processing fill machines

In September 2021, we acquired Sexton Biotechnologies, Inc., a producer of bioproduction tools. Sexton's bioproduction tools portfolio includes human platelet lysates (“hPL”) for cell expansion reducing risk and improving downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal® closed system vials that are purpose-built rigid containers used in CGT that can be filled manually or with high throughput systems, and automated cell processing machines bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination.

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

Revenues

Total bioproduction tools and services revenue for three and nine months ended September 30, 2021 and 2020 was comprised of the following:

	Three Months Ended
	September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Product revenue
Freezer and thaw	$17,610	$3,371	$14,239	422%
Cell processing	11,505	7,414	4,091	55%
Storage and cold chain services	86	19	67	353%
Service revenue
Storage and cold chain services	2,250	-	2,250	-%
Rental revenue
Storage and cold chain services	2,349	475	1,874	395%
Total revenue	$33,800	$11,279	$22,521	200%

	Nine Months Ended
	September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Product revenue
Freezer and thaw	$40,021	$9,237	$30,784	333%
Cell processing	30,131	22,753	7,378	32%
Storage and cold chain services	293	30	263	877%
Service revenue
Storage and cold chain services	6,417	-	6,417	-%
Rental revenue
Storage and cold chain services	4,989	1,341	3,648	272%
Total revenue	$81,851	$33,361	$48,490	145%

Product revenue

Product revenue was $29.2 million for the three months ended September 30, 2021, representing an increase of $18.4 million, or 170%, compared with 2020, and was $70.4 million for the nine months ended September 30, 2021, representing an increase of $38.4 million, or 120%, compared with 2020.

Product revenue from our cell processing products increased by $4.1 million and $7.4 million, or 55% and 32%, respectively, in the three and nine months ended September 30, 2021 compared with the same period in 2020. In addition to our recent acquisition of Sexton generating an additional $425,000 for this product line, our cell processing products continued to be adopted by customers in the CGT market and we realized a higher selling price per liter in the three months ended September 30, 2021 compared to 2020.

Product revenue from our freezer and thaw products increased by $14.2 million and $30.8 million, or 422% and 333%, respectively, in the three and nine months ended September 30, 2021 compared with the same period in 2020. The acquisition of Global Cooling in Q2 2021 contributed $14.0 million and $27.3 million, or 416% and 296% of the total freezer and thaw revenue growth, to the three and nine months ended September 30, 2021. Other significant contributors to this growth include isothermal freezer sales and the launch of our High-Capacity Rate Freezer line in the nine months ended September 30, 2021.

Service revenue

Service revenue was $2.3 million and $6.4 million for the three and nine months ended September 30, 2021. There was no service revenue in the three and nine months ended September 30, 2020. The increase in service revenues is directly attributable to the acquisition of SciSafe in Q4 2020.

Rental revenue

Rental revenue was $2.3 million and $5.0 million for the three and nine months ended September 30, 2021, representing an increase of $1.9 million and $3.6 million, or 395% and 272%, compared with 2020. Increases in rental revenues are attributable to increased rental volumes to existing customers in our evo® shipping line and the leasing of dedicated storage spaces and other assets through SciSafe, which was acquired in Q4 2020.

Costs and operating expenses

Total costs and operating expenses for three and nine months ended September 30, 2021 and 2020 were comprised of the following:

	Three Months Ended
	September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Cost of product, rental, and service revenue	$24,864	$4,826	$20,038	415%
Research and development	3,219	1,725	1,494	87%
Sales and marketing	4,065	1,588	2,477	156%
General and administrative	10,081	3,503	6,578	188%
Intangible asset amortization	2,525	706	1,819	258%
Acquisition costs	345	179	166	93%
Change in fair value of contingent consideration	(140)	(2)	(138)	6,900%
Total operating expenses	$44,959	$12,525	$32,434	259%

	Nine Months Ended
	September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Cost of product, rental, and service revenue	$50,968	$13,893	$37,075	267%
Research and development	8,250	4,865	3,385	70%
Sales and marketing	9,228	4,530	4,698	104%
General and administrative	22,058	9,916	12,142	122%
Intangible asset amortization	5,340	2,100	3,240	154%
Acquisition costs	1,616	417	1,199	288%
Change in fair value of contingent consideration	1,086	(1,528)	2,614	(171)%
Total operating expenses	$98,546	$34,193	$64,353	188%

Cost of product, rental, and service revenue

Cost of revenue increased $20.0 million and $37.1 million, or 415% and 267%, respectively, compared to the same periods in 2020, due primarily to the acquisitions of Global Cooling, SciSafe, and Sexton. In addition to the acquisitions, the Company experienced higher than expected warranty expense and material costs. We expect that cost of product revenue may fluctuate in future quarters based on production volumes and product mix.

Cost of revenue as a percentage of revenue was 74% and 62% for the three and nine months ended September 30, 2021, respectively, and 43% and 42% for the three and nine months ended September 30, 2020, respectively. The increase in cost of revenue as a percentage of revenue is a result of increased revenues from lower margin product lines acquired in the 2020 and 2021 acquisitions.

Research and development expenses

Research and development (“R&D”) expense consist primarily of salaries and other personnel-related costs, non-cash stock-based expense, consulting, and external product development services.

R&D expense for the three and nine months ended September 30, 2021 increased $1.5 million and $3.4 million, or 87% and 70%, respectively, compared with the same period in 2020. The increase is primarily due to our acquisition of Global Cooling in Q2 2021, increased headcount and non-cash stock expense, research material purchases, consulting fees, and a payment to PanTHERA, a company in which BioLife holds an invested interest, for development milestones achieved.

We expect our R&D expense to increase as we continue to expand, develop, and refine the product lines we acquired in 2019, 2020, and 2021.

Sales and marketing expenses

Sales and marketing expense (“S&M”) consists primarily of salaries and other personnel-related costs, non-cash stock-based expense, consulting, trade shows, travel, sales commissions, and advertising.

S&M expense for the three and nine months ended September 30, 2021 increased $2.5 million and $4.7 million, or 156% and 104%, respectively, compared with the same period in 2020. The increase is primarily due to our acquisitions of Global Cooling in Q2 2021 and SciSafe in Q4 2020, increased headcount and non-cash stock-based expense, advertising, content creation, consulting fees, and an increase commission expense as a result of increased revenues.

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

G&A expenses for the three and nine months ended September 30, 2021 increased $6.6 million and $12.1 million, or 188% and 122%, respectively, compared with the same period in 2020. The increase reflects the assumption of G&A expenses related to our acquisitions of Global Cooling in Q2 2021 and SciSafe in Q4 2020, increased headcount and non-cash stock-based compensation expense, insurance expense, accounting fees, and information technology expense.

We expect G&A expense to increase reflecting the infrastructure and costs related to supporting the larger expected enterprise created as a result of our growth strategy.

Intangible asset amortization expense

Amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions of Astero, SAVSU, CBS, SciSafe, Global Cooling, and Sexton in which we acquired definite-lived intangible assets.

Acquisition costs

Acquisition costs consist of legal, accounting, third-party valuations, and other due diligence costs incurred related to our Astero, SAVSU, CBS, SciSafe, Global Cooling, and Sexton acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our Astero, CBS, and SciSafe acquisitions.

Other income and expense

Total other income and expenses for the three and nine months ended September 30, 2021 and 2020 were comprised of the following:

	Three Months Ended
	September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Change in fair value of warrant liability	$-	$(1,005)	$1,005	(100)%
Interest (expense) income, net	(194)	13	(207)	(1,592)%
Other expense	(7)	(5)	(2)	40%
Gain on acquisition of Sexton Biotechnologies, Inc.	6,451	-	6,451	-%
Total other income, net	$6,250	$113	$6,137	5,431%

	Nine Months Ended
	September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Change in fair value of warrant liability	$(121)	$4,467	$(4,588)	(103)%
Interest (expense) income, net	(331)	59	(390)	(661)%
Other expense	(7)	(9)	2	(22)%
Gain on acquisition of Sexton Biotechnologies, Inc.	6,451	-	6,451	-%
Total other income, net	$5,992	$5,627	$365	6%

Change in fair value of warrant liability. Reflects the changes in fair value associated with the periodic “mark to market” valuation of certain warrants that were issued in 2014. All outstanding warrants were exercised via a “cashless” exercise on March 25, 2021. Due to the change in our stock price during the nine months ended September 30, 2020 from December 31, 2019, we had a lower warrant liability and a corresponding unrealized, non-cash gain of $4.5 million due to the change in fair value of our warrant liability.

Interest income (expense), net. We earn interest on cash held in our money market account. Interest expense in the three and nine months ended September 30, 2021 grew compared to 2020 due to debt acquired in the acquisition of Global Cooling and equipment financing.

Gain on acquisition of Sexton Biotechnologies, Inc. Reflects the markup in the carrying value of BioLife’s investment in Sexton to fair value as a result of incremental equity acquisition.

Liquidity and capital resources

On September 30, 2021 and December 31, 2020, we had $75.1 million and $90.4 million in cash and cash equivalents, respectively. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for at least the foreseeable future. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Cash flows

	Nine Months Ended
	September 30,
(In thousands)	2021	2020	$ Change
Operating activities	$(3,819)	$4,388	$(8,207)
Investing activities	(10,650)	(2,658)	(7,992)
Financing activities	(673)	100,806	(101,479)
Net (decrease) increase in cash and cash equivalents	$(15,142)	$102,536	$(117,678)

Net cash (used in) provided by operating activities

During the nine months ended September 30, 2021, net cash used by operating activities was $3.8 million compared to net cash provided by operating activities of $4.4 million for the nine months ended September 30, 2020. The increase in cash used by operating activities was the result of the timing of collection and disbursement of working capital related items in accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities.

Net cash used in investing activities

Net cash used by investing activities totaled $10.7 million during the nine months ended September 30, 2021 compared to $2.7 million for the nine months ended September 30, 2020. The increase in cash used by investing activities was the result of increased purchases of equipment and assets held for rent to facilitate future revenue growth, primarily related to the expansion and establishment of SciSafe facilities in the US and Europe.

Net cash (used in) provided by financing activities

Net cash used by financing activities totaled $673,000 during the nine months ended September 30, 2021, compared to net cash provided by financing activities of $100.8 million during the nine months ended September 30, 2020. Net cash used by financing activities in the nine months ended September 30, 2021 was primarily the result of net payments on the line of credit, payments on financed insurance premiums, and payments on loans proceeds received from equipment loans, offset by proceeds received from the exercise of stock options. Net cash provided by financing activities in the nine months ended September 30, 2020 was primarily the result of our $86 million capital raise in July of 2020 net of $6.2 million of issuance costs and our $20 million sale of common stock to Casdin Capital.

Off-balance sheet arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

Contractual obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. There have been no significant changes to these obligations in the three and nine months ended September 30, 2021.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-Q were not effective, due to the material weakness in our internal controls over financial reporting. As previously reported, we identified a material weakness in our internal control over financial reporting as of December 31, 2019 with regard to our controls over the accounting for financial instruments containing characteristics of both liabilities and equity. Although substantial progress has been made in remediating this material weakness, it has not been fully remediated as of September 30, 2021, and therefore this control weakness continues to constitute a material weakness. Specifically, due to insufficient technical resources, the Company’s controls were not operating effectively to allow management to timely identify errors related to the recording of certain transactions involving financial instruments as previously described.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on management’s review and the oversight of the Audit Committee, we have determined that, although substantial progress has been made in remediating this material weakness, the weakness has not been fully remediated as of September 30, 2021.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Employment Agreement dated November 4, 2021 between the Company and Troy Wichterman (filed herewith)

10.2*	Amended Employment Agreement dated November 4, 2021 between the Company and Roderick de Greef (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Date: November 15, 2021	/s/ Troy Wichterman
Troy Wichterman
Chief Financial Officer
(Duly authorized officer and principal
financial and accounting officer)

BIOLIFE SOLUTIONS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Employment Agreement dated November 4, 2021 between the Company and Troy Wichterman (filed herewith)

10.2*	Amended Employment Agreement dated November 4, 2021 between the Company and Roderick de Greef (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Management contract or compensatory plan or arrangement.