Form 10-K
period 2021-12-31
BIOLIFE SOLUTIONS INC
filed 2022-03-31
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

(425) 402-1400

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol ($)	Name of exchange on which registered
Common Stock, par value $0.001 per share	BLFS	NASDAQ Capital Market

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

Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☑   Emerging Growth Company  ☐

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

As of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity (based on closing price on June 30, 2021 of $44.51 per share) held by non-affiliates was approximately $1,433,451,805.

As of March 16, 2022, 42,094,963 shares of the registrant’s common stock were outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K” or “Annual Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Form 10-K do not constitute guarantees of future performance and actual results could differ materially from those contained in the forward-looking statements. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about our products, including our newly acquired products, customers, regulatory approvals, the potential utility of and market for our products and services, our ability to implement our business strategy and anticipated business and operations, in particular following our acquisitions in 2021, 2020, and 2019, future financial and operational performance, our anticipated future growth strategy, including the acquisition of other synergistic cell and gene therapy manufacturing tools and services or technologies or other companies or technologies, capital requirements, intellectual property, suppliers, joint venture partners, future financial and operating results, the impact of the COVID-19 pandemic, plans, objectives, expectations and intentions, revenues, costs and expenses, interest rates, outcome of contingencies, business strategies, regulatory filings and requirements, the estimated potential size of markets, capital requirements, the terms of any capital financing agreements and other statements that are not historical facts. You can find many of these statements by looking for words like “believes”, “expects”, “anticipates”, “estimates”, “may”, “should”, “will”, “could”, “plan”, “intend”, or similar expressions in this Form 10-K. We intend that such forward-looking statements be subject to the safe harbors created thereby.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that might cause such a difference include those discussed under “Risk Factors”, as well as those discussed elsewhere in the Form 10-K.

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

The following discussion of our business contains forward-looking statements that involve risks and uncertainties (see the section entitled “Forward-Looking Statements” herein). Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under “Risk Factors” and elsewhere in this Form 10-K.

Overview

We develop, manufacture, and market bioproduction tools and services to the cell and gene therapy (“CGT”) industry and broader biopharma market, which are designed to improve quality and de-risk biologic manufacturing, storage, and distribution. Our products are used in basic and applied research and commercial manufacturing of biologic-based therapies. Customers use our products to maintain the health and function of biologic material during sourcing, manufacturing, storage, and distribution.

We currently operate as one bioproduction tools and services business which supports several steps in the biologic material manufacturing and delivery process. We have a diversified portfolio of tools and services that focus on biopreservation, cell processing, frozen biologic storage products and services, cold-chain transportation, and thawing of biologic materials. We have in-house expertise in cryobiology and continue to capitalize on opportunities to maximize the value of our product platform for our extensive customer base through both organic growth innovations and acquisitions.

COVID-19 Considerations

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. In the second quarter of 2021, we believe our quarterly revenues were affected by COVID-19. Sales of portable freezers were significantly higher in the second quarter than the third and fourth quarters. The weight of these units and their compatibility with prevailing global electrical outlets attracted governments, scholarly institutions, and others to choose them for the distribution of drugs and drug materials in the pandemic. As the pandemic continues, customers who have secured enough freezers to achieve their objectives are tapering purchases with the intent to maintain their existing fleet. In the third and fourth quarters of 2021, our freezer and thaw systems product line experienced supply chain disruptions related to sheet metal and electronic components that incorporate semiconductor chips that led to increased supplier pricing and delays in production. We believe that the supply chain risks that were present in these quarters have been significantly mitigated through the diversification of sheet metal suppliers and strategic agreements with electronic component suppliers. However, we cannot provide any assurance that a continued or prolonged global pandemic will not have additional negative impacts on our manufacturing and shipping processes or our product costs. The extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.

We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the promotion of social distancing and work-from-home arrangements. We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include increasing our raw materials, manufacturing safety stock inventory for our biopreservation media and expanding availability of our biological and pharmaceutical storage, requiring remote working arrangements for employees who are not integral to physically making and shipping our products or who do not need specialized equipment to perform their work, restricting on-site visits by non-employees and implementing social distancing protocols, and investing in personal protective equipment. Beginning April 2, 2020, BioLife became actively engaged in managing the company COVID-19 response and protocols in accordance with federal, state and local regulations. BioLife has mandated mask wearing for all team members on-site throughout the pandemic per the guidelines and regulations in place. COVID-19 response is actively managed through daily reporting, contact tracing and quarantine guidelines as published by the CDC and state health departments in order to maintain safe working conditions. As a part of our COVID-19 response, on-site visitors have been limited to essential visitors only in order to reduce risk of transmission. Additionally, throughout the pandemic, BioLife has encouraged positions not essential to being on-site to work remotely in order to further reduce transmission rates and potential contact.

For further discussion of the risks relating to COVID-19, see “Our financial condition and results of operations may be adversely affected by the COVID-19 pandemic” in Item 1A. “Risk Factors”, below.

Our products

Our bioproduction tools and services are comprised of three revenue lines that contain seven main offerings:

●	Cell processing
	○	Biopreservation media
	○	Human platelet lysate media (“hPL”), cryogenic vials, and automated cell-processing fill machines
●	Freezers and thaw systems
	○	Ultra-low temperature freezers
	○	Cryogenic freezers and accessories
	○	Automated thawing devices
●	Storage and cold chain services
	○	Biological and pharmaceutical material storage
	○	Cloud connected “smart” shipping containers

Cell processing

Biopreservation media

Our proprietary biopreservation media products, HypoThermosol® FRS and CryoStor®, are formulated to mitigate preservation-induced, delayed-onset cell damage and death, which result when cells and tissues are subjected to reduced temperatures. Our technology can provide our CGT customers with significant shelf life extension of biologic source material and final cell products, and can also greatly improve post-preservation cell and tissue viability and function. Our biopreservation media is serum-free, protein-free, fully defined, and manufactured under current Good Manufacturing Practices (cGMP). We strive to source wherever possible, the highest available grade, multi-compendium raw materials. We estimate our media products have been incorporated in more than 530 customer clinical applications, including numerous chimeric antigen receptor (CAR) T cell and other cell types.

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

Our scientific research activities over the last 20+ years enabled a detailed understanding of the molecular basis for the hypothermic and cryogenic (low-temperature induced) damage/destruction of cells through apoptosis and necrosis. This research led directly to the development of our HypoThermosol® FRS and CryoStor® technologies. Our proprietary biopreservation media products are specifically formulated to:

●	Minimize cell and tissue swelling
●	Reduce free radical levels upon formation
●	Maintain appropriate low temperature ionic balances
●	Provide regenerative, high-energy substrates to stimulate recovery upon warming
●	Avoid the creation of an acidic state (acidosis)
●	Inhibit the onset of apoptosis and necrosis

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

Competing biopreservation media products are often formulated with simple isotonic media cocktails, animal serum, potentially a single sugar or human protein. A key differentiator of our proprietary HypoThermosol FRS formulation is the engineered optimization of the key ionic component concentrations for low temperature environments, as opposed to normothermic body temperature around 37°C, as found in culture media or saline-based isotonic formulas. Competing cryopreservation freeze media is often comprised of a single permeating cryoprotectant such as dimethyl sulfoxide (“DMSO”). Our CryoStor formulations incorporate multiple permeating and non-permeating cryoprotectant agents which allow for multiple mechanisms of protection and reduces the dependence on a single cryoprotectant. We believe that our products offer significant advantages over in-house formulations, or commercial “generic” preservation media, including, time savings, improved quality of components, more rigorous quality control release testing, cost effectiveness, and improved preservation efficacy.

We estimate that annual revenue from each customer commercial application in which our products are used could range from $500,000 to $2.0 million, if such application is approved and our customer commences large scale commercial manufacturing of the biologic-based therapy.

Human platelet lysate media, cryogenic vials and automated cell-processing fill machines

In September 2021, we acquired Sexton Biotechnologies, Inc. (“Sexton”), a producer of bioproduction tools. Sexton's bioproduction tools portfolio includes human platelet lysates for cell expansion reducing risk and improving downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal® closed system vials that are purpose-built rigid containers used in CGT that can be filled manually or with high throughput systems, and automated cell processing machines that bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination.

Freezers and thaw systems

Ultra-low temperature freezers

In May 2021, we acquired Global Cooling, Inc. (“Global Cooling”), a manufacturer of class defining ultra-low temperature freezers. Global Cooling carries a portfolio of freezers that range in size from portable units to stationary upright freezers to accommodate a wide variety of use cases. Users can configure these freezers to achieve temperatures between -20°C and -86°C. The portfolio was designed to be environmentally friendly and energy efficient, using as little as 2.8 kWh/day at temperatures of -80°C. The freezers do not use compressor-based or cascade refrigeration systems. Instead, they use patented free-piston Stirling engine technology that uses fewer moving parts.

Cryogenic freezers and accessories

In November 2019, we acquired Custom Biogenic Systems, Inc. (“CBS”) a global leader in the design and manufacture of state-of-the-art liquid nitrogen laboratory freezers, cryogenic equipment and accessories. CBS’s Isothermal LN2 freezers are constructed with a patented system which stores liquid nitrogen in a jacketed space in the walls of the freezer. This dry storage method eliminates liquid nitrogen contact with stored specimens, reduces the risk of cross-contamination and provides increased user safety in a laboratory setting. To accommodate customer requirements, we offer customizable features including wide bodied and extended height. CBS’s high capacity controlled rate freezers (“HCFR”) are designed for large volume storage with customizable freezing programs and the ability to monitor conditions in real time.

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

In order to provide customers with a proactive approach to safety and monitoring of equipment containing liquefied gas, CBS offers VersalertTM, a patented wireless remote asset monitoring system that can monitor and record temperatures. Versalert has an intelligent mesh network system that enables customers to view current equipment conditions and receive alarm notification on smartphones, tablets or personal computers and maintain permanent electronic records for regulatory compliance and legal verification.

Automated thawing devices

In April 2019, we acquired Astero Bio Corporation (“Astero”), a provider of automated thawing devices. The ThawSTAR® line includes automated vial and cryobag thawing products that control the heat and timing of the thawing process of biologic material. Our customizable, automated, water-free thawing products use algorithmic programmed, heating plates to consistently bring biologic material from a frozen state to a liquid state in a controlled and consistent manner. This helps reduce damage during the temperature transition. The ThawSTAR products can reduce risks of contamination versus using a traditional water bath.

Storage and cold chain services

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

We operate six storage facilities in the USA and one facility in the Netherlands.

Cloud connected “smart” shipping containers

In August 2019, we acquired the remaining shares of SAVSU Technologies, Inc. (“SAVSU”) we did not previously own. SAVSU is a leading developer and supplier of next generation cold chain management tools for cell and gene therapies. The evo.is cloud app allows biologic products to be traced and tracked in real time. Our evo platform consists of rentable cloud-connected shippers and include technologies that enable tracking software to provide real-time information on geolocation, payload temperature, ambient temperature, tilt of shipper, humidity, altitude, and real-time alerts when a shipper has been opened. Our internally developed evo.is software allows customers to customize alert notifications both in data measurements and user requirements. The evo Dry Vapor Shipper (“DVS”) is specifically marketed to cell and gene therapies. The evo DVS has improved form factor and ergonomics over the traditional dewar, including extended thermal performance, reduced liquid nitrogen recharge time, improved payload extractors and ability to maintain temperature for longer periods on its side.

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

Our market opportunity

The CGT market has been rapidly expanding, treating diseases once thought incurable. According to the Alliance for Regenerative Medicine (“ARM”), “2022 State of the Industry Report” there were over 2,200 ongoing clinical trials utilizing regenerative medicine at the end of Q3 2021, including over 1,100 industry-sponsored clinical trials. Six new products received approvals in 2021. ARM also reported there were over $23.1 billion in total global financings in the regenerative market raised in 2021. The FDA predicts ten to twenty cell and gene therapies per year will be approved by 2025.

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

Complementary products portfolio

Expanding Participation in Customers’ Workflow

Our strategy

We are focused on the development, production, and commercialization of differentiated, best-in-class products and services that facilitate the manufacturing, delivery and storage of cell and gene therapies and biologic materials. Our products are designed to increase our customers’ product yield and we are committed to supporting our customers with strong customer service and applications expertise.

We leverage our numerous relationships with the leading cell and gene therapy companies that use our expanded product portfolio of bioproduction tools and services to cross-sell our parts of the portfolio. Over the last several years, we have built a strong reputation as a trusted supplier of critical tools used in cell and gene therapy manufacturing and the broader biopharma market. We believe that our relationships and reputation could enable us to drive incremental revenue growth through the sale of additional products to a captive customer base. Our products are designed to increase our customers’ product yield and functionality, and we are committed to supporting our customers with strong customer service and our expertise associated with the clinical applications of our products.

Business Operations

Research and development

Our research and development activity is focused on evaluating new potential disruptive technologies which may be applicable throughout the cell and gene therapy manufacturing workflow. We routinely assess and analyze the strengths and weaknesses of competitive products and are typically engaged in business development discussions on an ongoing basis. We strive to continue to introduce differentiated and high-quality products that address specific difficulties in manufacturing, delivery and storage of biologic material.

Sales and marketing

We market and sell our products through direct sales and third-party distribution. We have significantly expanded our global commercial organization from 11 team members in 2019 to 43 team members as of December 31, 2021.

We have experienced field-based sales employees who market our growing product portfolio on a direct basis. Over time, we have expanded and anticipate continuing to expand our sales team. Our technical applications engineers and customer care support teams have extensive experience with the products and services that we offer.

Our products are also marketed and distributed by STEMCELL Technologies, MilliporeSigma, VWR, part of Avantor, Thermo Fisher and several other regional distributors under non-exclusive agreements. In 2021, 2020, and 2019, sales to third party distributors accounted for 46%, 45%, and 46% of our revenue, respectively.

In the years ended December 31, 2021, 2020, and 2019, we derived approximately 17%, 13%, and 15% of our revenue from one customer, one customer, and one customer, respectively.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Year Ended December 31,
Revenue by customers’ geographic locations	2021	2020	2019
United States	78%	73%	69%
Canada	7%	13%	16%
Germany	4%	4%	3%
Europe, Middle East, Africa (excluding Germany)	10%	8%	11%
Other	1%	2%	1%
Total revenue	100%	100%	100%

Manufacturing

Cell processing – We maintain and operate two independent cGMP clean room production suites for manufacturing sterile biopreservation media products in Bothell, Washington. Our quality management system (“QMS”) in Bothell is certified to the ISO 13485:2016 standard. Our QMS takes guidance from applicable sections of 21 CFR Part 820 - Quality System Regulation for Good Manufacturing Practice of medical devices, 21 CFR Parts 210 and 211 - cGMP for Finished Pharmaceuticals, FDA Guidance - Sterile Drug Products, Volume 4, EU Guidelines Annex 1 - Manufacture of Sterile Medicinal Products, ISO 13408 - Aseptic Processing of Healthcare Products, and ISO 14644 - Clean Rooms and Associated Controlled Environments.

We also maintain and operate one cGMP clean room production suite for manufacturing hPL media in Indianapolis, Indiana. Our quality management system (“QMS”) in Indianapolis is certified to the ISO 9001:2015 standard. Our QMS takes guidance from applicable sections of 21 CFR Part 820 - Quality System Regulation for Good Manufacturing Practice of medical devices, 21 CFR Parts 210 and 211 - cGMP for Finished Pharmaceuticals, Volume 4, EU Guidelines Annex 2 - Manufacture of Biological active substances and Medicinal Products for Human Use and ISO 14644 – Clean Rooms and Associated Controlled Environments.

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

Freezers and thaw systems – Ultra-low temperature (“ULT”) freezers are produced in our facility in Athens, Ohio and by a contract manufacturing organization (“CMO”) based in Ohio. We believe this CMO has the skills, experience and capacity needed to meet our quality standards and demand expectations for the product line. We estimate that it would take up to six months to find and qualify an alternative CMO. To date, we have not experienced significant difficulties in obtaining our ULT freezer products from our CMO. In the year ended December 31, 2021, we experienced difficulties in obtaining sheet metal and electrical components that incorporate semiconductor chips for the manufacture of our ULT freezer products. These difficulties led to increased supplier pricing for these materials and reduced production levels of ULT freezers in the third and fourth quarters of 2021. We believe the supply chain challenges related to sheet metal that we experienced in 2021 have been substantially mitigated through the diversification of suppliers. The availability of components that incorporate semiconductor chips, however, continues to be a challenge in comparison to pre-pandemic availability levels. Our strategic partnerships with key suppliers have secured sufficient supply of these electrical components for our operations for the foreseeable future.

The majority of our isothermal LN2 freezers and related accessories are manufactured in our facility in Bruce Township, Michigan. We are reliant on certain critical suppliers for some components. Due to COVID-19, we have seen increased lead times for certain raw materials and components from our suppliers as well as increased costs on certain raw materials. To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our LN2 freezers freezer and related accessories.

Our ThawSTAR automated, water-free thawing products are produced by a CMO based in the United States. We believe this CMO has the skills, experience and capacity needed to meet our quality standards and demand expectations for the product line. Due to COVID-19, we have seen increased lead times from our CMO due to increased lead times from our CMO’s suppliers. We estimate that it would take up to six months to find and qualify an alternative CMO. To date, we have not experienced significant difficulties in obtaining our automated thaw products from our CMO.

Storage and cold chain services – Production of our evo cold chain management hardware products is performed by external CMOs and by personnel in our Albuquerque, New Mexico facility. Our QMS is certified to the ISO 9001:2015 standard. Due to COVID-19, we have seen increased lead times for certain raw materials and components from our suppliers. To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our evo cold chain products.

We practice continuous improvement based on routine internal audits as well as external feedback and audits performed by our partners and customers. In addition, we maintain a business continuity management system that focuses on key areas such as contingency planning, security stocks and off-site storage of raw materials and finished goods to ensure continuous supply of our products.

SciSafe operates five cGMP compliant storage facilities and one state-of-the-art facility in the United States and one facility in the Netherlands. One facility in the United States is certified to the ISO 20387:2018 standard and one facility in the United States is certified to the ISO 9001:2015 standard. We rely on outside suppliers for the build out of our cold-storage chambers and stand-alone freezers. Due to COVID-19, we have experienced increased lead times in acquiring external stand-alone freezers, which we use to store customers’ biologic materials.

Product regulatory status

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

To assist customers with their regulatory applications, we maintain Type II Master Files at the FDA for CryoStor, HypoThermosol FRS, BloodStor 27, Stemulate, nLiven PR, T-Liven PR, CellSeal Closed System Cryogenic Vials, and our Cell Thawing Media products, which provide the FDA with information regarding our manufacturing facility and process, our quality system, stability and safety, and any additional testing that has been performed. Customers engaged in clinical and commercial applications may notify the FDA of their intention to use our products in their product development and manufacturing process by requesting a cross-reference to our master files.

A group of isothermal, standard, and carousel LN2 freezers in our freezers and thaw systems product line is currently regulated as Class 2 medical devices in the EU.

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

	Issued Patents	Patents Applied For	Registered Trademarks
Cell processing	52	5	38
Freezers and thaw systems	90	48	27
Storage and cold chain services	11	8	7
Total	153	61	72

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

Human capital

We view our employees and our culture as key to our success. As of December 31, 2021, we had 432 full time employees and 5 part-time employees. Our employees are not covered by any collective bargaining agreement. We consider relations with our employees to be good.

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

Risks related to our financial condition

Despite our increasingly diversified customer base, we have historically depended on a limited number of customers and products in a limited number of market sectors; if we lose any of these large customers or if there are problems in those market sectors, particularly as a result of the COVID-19 pandemic, our net product revenue and operating results could decline significantly.

In the years ended December 31, 2021, 2020 and 2019, we derived approximately 17%, 13%, and 15% of our revenue from one customer, one customer, and one customer, respectively. No other customer accounted for more than 10% of revenue in the years ended December 31, 2021, 2020, and 2019. Our principal customers may vary from period to period and such customers may not continue to purchase products from us at current levels or at all (particularly as a result of the COVID-19 pandemic). Further, the inability of some of our customers to consummate anticipated purchases of our products due to changes in end-user demand, and other unpredictable factors that may affect customer ordering patterns could lead to significant reductions in net product revenue which could harm our business. Because our revenue and operating results are difficult to predict (particularly as a result of the COVID-19 pandemic), we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Additionally, if revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions, the COVID-19 pandemic, supply chain issues or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, a large portion of our manufacturing costs, our research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. Further, our cost of product revenue is dependent on product mix. If our quarterly operating results fail to meet investor expectations, the price of our common stock may decline.

We expect our operating results to fluctuate significantly from period to period.

Following our acquisitions in 2021, 2020 and 2019, we have increased our fixed costs and now sell products having higher costs of product revenue than our biopreservation media products. We expect that the result of these acquisitions will make it more difficult to predict our revenue and operating results from period-to-period and that, as a result, comparisons of our results of operations are not currently and will not be for the foreseeable future a good indicator of our future performance. For example, if revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions, the COVID-19 pandemic, supply chain issues or otherwise, our results of operations in such period will be harmed because many of our expenses are now relatively fixed. In particular, a large portion of our manufacturing costs, research and development expenses, sales and marketing expenses and general and administrative expenses are not significantly affected by variations in revenue. Further, a shift in product revenue concentration away from our CryoStor products and towards our new products with higher costs of product revenue will adversely affect our operating margin. If our quarterly operating results fail to meet investor expectations, the price of our common stock may decline.

Risks related to our acquisition strategy

We may engage in future acquisitions or strategic transactions which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management.

In the last three years, we acquired six companies and made investments in two other companies. We are continuing to actively evaluate opportunities to grow our portfolio of bioproduction tools and services for the cell and gene therapy and broader biopharma markets. In the event we engage in an acquisition or strategic transaction, including by making an investment in another company, we may need to acquire additional financing. Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Additionally, any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction, may entail numerous operational and financial risks, including the risks outlined above and additionally:

●	exposure to unknown financial or product liabilities;
●	disruption of our business and diversion of our management's time and attention in order to develop acquired products or technologies;
●	higher than expected acquisition and integration costs;
●	write-downs of assets or goodwill or impairment charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

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

In connection with the accounting for our completed acquisitions in 2021, 2020, and 2019, we recorded a significant amount of intangible assets, including developed technology, in-process research and development, and customer relationships relating to the acquired product lines, and goodwill. Under generally accepted accounting principles in the United States, we must assess, at least annually and potentially more frequently, whether the value of indefinite-lived intangible assets and goodwill have been impaired. Intangible assets and goodwill will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of intangible assets and goodwill will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

Our acquisitions expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.

As a part of our growth strategy, we have made and may continue to make selected acquisitions of complementary products and/or businesses. Any acquisition involves numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

●	difficulties in integrating new operations, technologies, products, and personnel;
●	problems maintaining uniform procedures, controls and policies with respect to our financial accounting systems;
●	lack of synergies or the inability to realize expected synergies and cost-savings;
●	difficulties in managing geographically dispersed operations, including risks associated with entering foreign markets in which we have no or limited prior experience;
●	underperformance of any acquired technology, product, or business relative to our expectations and the price we paid;
●	negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;
●	the potential loss of key employees, customers, and strategic partners of acquired companies;
●	claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;
●	the assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;
●

the issuance of equity securities to finance or as consideration for any acquisitions that dilute the ownership of our stockholders (which in the case of certain of our prior acquisitions were significant);

●

the issuance of equity securities to finance or as consideration for any acquisitions may not be an option if the price of our common stock is low or volatile which could preclude us from completing any such acquisitions;

●	diversion of management’s attention and company resources from existing operations of the business;
●	inconsistencies in standards, controls, procedures, and policies;
●	the impairment of intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies;
●

assumption of, or exposure to, historical liabilities of the acquired business, including unknown contingent or similar liabilities, including product liability, that are difficult to identify or accurately quantify; and

●	risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property.

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

The integration of our acquisitions may result in significant accounting charges that adversely affect the announced results of our company.

The financial results of our company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our acquisitions over the prior three years. In addition to the anticipated cash charges, costs associated with the amortization of intangible assets are expected. The price of our common stock could decline to the extent our financial results are materially affected by the foregoing charges or if the foregoing charges are larger than anticipated.

Our recent acquisitions may result in unexpected consequences to our business and results of operations.

Although we believe that our recently acquired businesses will generally be subject to risks similar to those to which we are subject to in our existing operations, we may not have discovered all risks applicable to these businesses during the due diligence process. Some of these risks could produce unexpected and unwanted consequences for us. Undiscovered risks may result in us incurring financial liabilities, which could be material and have a negative impact on our business operations.

Failure to realize the benefits expected from our recent acquisitions, and in particular our acquisition of Global Cooling, could adversely affect the value of our common stock.

The success of our recent acquisitions will depend, in part, on our ability to:

●

capitalize on our cross-selling opportunities by leveraging our extensive relationships with cell and gene therapy companies to drive sales of our recently acquired products and leveraging the relationships of our recently acquired businesses to offer them our full portfolio of bioproduction tools and services;

●

deploy Global Cooling’s freezers in SciSafe global biorepositories and expand the reach of the Global Cooling sales team and distributors to provide access to our entire portfolio of bioproduction tools and services offered to the cell and gene therapy and biopharma markets;

●	realize cost savings from reduced back-office and infrastructure expenses, elimination of duplicative company and management structure costs, and improved purchasing power through greater scale;
●	operate our combined businesses efficiently, achieve the strategic operating objectives for our business and realize significant cost savings and synergies;
●	realize the attractive risk-adjusted equity returns from our acquisitions for our stockholders; and
●	capitalize on the embedded and/or underexploited expansion opportunities offered by our acquisitions that we can expand upon.

However, to realize the anticipated benefits of our acquisitions we must successfully integrate their businesses in a manner that permits those benefits and cost savings to be realized. Although we expect significant benefits to result from these acquisitions, there can be no assurance that we will be able to successfully realize these benefits. The challenges involved in this integration will be complex and time consuming and may require a disproportionate amount of resources and management attention and could result in the loss of valuable employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures, practices, and policies that could adversely impact our operations. If we do not successfully manage these and related issues and challenges, we may not achieve the anticipated benefits of these acquisitions and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected.

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

In the year ended December 31, 2021, we experienced difficulties in obtaining sheet metal and electrical components that incorporate semiconductor chips for the manufacture of our ULT freezer products. These difficulties led to increased supplier pricing for these materials and reduced production levels of ULT freezers in the third and fourth quarters of 2021. The availability of components that incorporate semiconductor chips continues to be a challenge in comparison to pre-pandemic availability levels. Our strategic partnerships with key suppliers have secured sufficient supply of these electrical components for our operations for the foreseeable future.

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

We currently manufacture all of our biopreservation media products, freezer products and related components. We currently outsource the manufacturing of certain thaw products, certain cold chain products, two ULT freezer models, and components of our LN2 freezers. The manufacturing of our products is difficult and complex. To support our current and prospective clinical customers, we comply with and intend to continue to comply with cGMP in the manufacture of our products. Our ability to adequately manufacture and supply our products in a timely matter is dependent on the uninterrupted and efficient operation of our facilities and those of third-parties producing raw materials and supplies upon which we rely in our manufacturing. The manufacture of our products may be impacted by:

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

None of our products are subject to FDA. In particular, we are not required to sponsor formal prospective, controlled clinical-trials to establish safety and efficacy. A group of isothermal, standard, and carousel LN2 freezers in our freezers and thaw systems product line is currently regulated as Class 2 medical devices in the EU. Additionally, we comply with cGMP requirements. This is done solely to support our current and prospective clinical customers. However, there can be no assurance that we will not be required to obtain approval from the FDA, or foreign regulatory authorities, as applicable, prior to marketing any of our products in the future. Any such requirements could delay or prevent the sale of our products or may subject us to additional expenses.

Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of our products. In particular, we are a supplier of bioproduction tools to the cell and gene therapy industry. Our products are used in basic and applied research, and commercial manufacturing of biologic-based therapies. Customers use our products to maintain the health and function of biologic material during sourcing, manufacturing, storage, and distribution of cells and tissues, and component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products we manufacture or sell could result in an unsafe condition or injury. As a result, we face an inherent risk of damage to our reputation if one or more of our products are, or are alleged to be, defective. Although we carry product liability insurance, we may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. The outcome of litigation, particularly any class-action lawsuits, is difficult to quantify. Plaintiffs often seek recovery of very large or indeterminate amounts, including punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time and the cost to defend against any such litigation may be significant. Accordingly, we could experience product liability losses in the future and incur significant costs to defend these claims.

In addition, if any of our products are, or are alleged to be, defective, we may voluntarily participate, or be required by applicable regulators, to participate in a recall of that product if the defect or the alleged defect relates to safety. In the event of a recall, we may experience lost sales and be exposed to individual or class-action litigation claims and reputational risk. Product liability, warranty and recall costs may have a material adverse effect on our business, financial condition and results of operations.

Insurance coverage is increasingly difficult to obtain or maintain.

While we currently maintain product liability insurance, directors’ and officers’ liability insurance, general liability insurance, and other types of insurance, first- and third-party insurance is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any first- or third-party claims made on our insurance policies may impact our future ability to obtain or maintain product liability insurance coverage at reasonable costs, if at all.

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

Our common stock, traded on the NASDAQ Capital Market, may be volatile and has experienced price and volume fluctuations. For example, in the year ended December 31, 2021, the highest intra-day sale price of our common stock on NASDAQ was $60.67 per share and the lowest intra-day sale price of our common stock on NASDAQ was $28.15 per share. We may continue to incur substantial increases or decreases in our stock price in the foreseeable future.

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

A significant percentage of our outstanding common stock is held by one stockholder, and this stockholder therefore has significant influence on us and our corporate actions.

As of December 31, 2021, based on our review of public filings and the Company’s records, one of our existing stockholders, Casdin Capital, LLC (“Casdin”), owned 7,566,292 shares of our common stock, representing 18% of the issued and outstanding shares of common stock. Accordingly, this stockholder has had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all our assets, election of directors and other significant corporate actions. In addition, without the consent of this stockholder, we could be prevented from entering into transactions that could be beneficial to us.

Any future sales of our securities in the public markets or any future securities issuances in connection with our acquisition strategy may cause the trading price of our common stock to decline and could impair our ability to raise capital through future equity offerings.

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

If we are unable to develop an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud. If we identify additional material weaknesses in our internal control over financial reporting or are unable to rectify the material weaknesses that we have identified, our ability to meet our reporting obligations and the trading price of our stock could be negatively affected.

As described in Item 9A — Controls and Procedures and elsewhere in this Form 10-K, Management identified material weaknesses in our internal control over financial reporting for the fiscal years ended December 31, 2021 and 2020.

In the course of making our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, we identified a material weakness in our internal control over financial reporting with regard to our controls over the accounting for financial instruments containing characteristics of both liabilities and equity due to insufficient technical resources.

In the course of making our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, we identified several material weaknesses. Material weaknesses were identified in relation to (i) inappropriately designed entity-level controls impacting the control environment, risk assessment, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements attributed to an insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, ineffective identification and assessment or risks impacting internal control over financial reporting, and ineffective monitoring controls; (ii) information system logical access within certain key financial systems; (iii) accounting policies and procedures and related controls over complex financial statement areas; (iv) accounting policies, procedures, and related controls over assets held for lease; (v) accounting policies, procedures, and related controls over the preparation and review of projected financial information used in determining the valuation of acquired intangible assets and contingent consideration in business combinations as well as the quantitative impairment analysis of indefinite-lived intangible assets; and (vi) policies, procedures, and related controls over the presentation and disclosure of amounts presented in the consolidated financial statements in accordance with the applicable financial reporting requirements. Because material weaknesses in internal control exist, the Company’s internal controls may not prevent, or detect and correct a material misstatement in its financial statements or disclosures.

The aforementioned material weaknesses did not result in any identified material misstatements to our financial statements, and there were no changes to previously released financial results.

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

While we are in the process of addressing our material weaknesses as disclosed herein, elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and The NASDAQ Stock Market, we could face severe consequences from those authorities. In either case, it could result in a material adverse effect on our business or have a negative effect on the trading price of our common stock. Further, if we fail to remedy these deficiencies (or any other future deficiencies) or maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of our financial statements will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of those controls.

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

In the third and fourth quarters of 2021, we experienced difficulties in obtaining sheet metal and electrical components that incorporate semiconductor chips for our ULT freezer manufacturing operations. These difficulties led to increased supplier pricing for these materials and reduced production levels of ULT freezers in the third and fourth quarters of 2021. We believe some or all of these difficulties arose as a result of suppliers’ production planning in response to COVID-19 and logistics challenges that have occurred as a result of the global pandemic. We believe the supply chain challenges related to sheet metal that we experienced in 2021 have been substantially mitigated through the diversification of suppliers. The availability of components that incorporate semiconductor chips, however, continues to be a challenge in comparison to pre-pandemic availability levels. Our strategic partnerships with key suppliers have secured sufficient supply of these electrical components for our operations for the foreseeable future.

Additional disruptions may occur for our customers or suppliers that may materially affect our ability to obtain supplies or other components for our products, produce our products or deliver inventory in a timely manner. This would result in lost product revenue, additional costs, or penalties, or damage our reputation. Similarly, COVID-19 could impact our customers and/or suppliers as a result of a health epidemic or other outbreak occurring in other locations which could reduce their demand for our products or their ability to deliver needed supplies for the production of our products.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our material office and manufacturing leases are detailed below:

Location	Square Feet	Principal Use	Lease Expiration
Bothell, WA	36,766	Corporate headquarters, manufacturing, research and development, marketing and administrative offices	July 2031
Menlo Park, CA	3,460	Research and development, and administrative offices	Month to Month
Albuquerque, NM	9,932	Manufacturing, research and development, and administrative offices	December 2022
Bruce Township, MI	106,998	Manufacturing, research and development, and administrative offices	Month to Month
Athens, OH	50,000	Manufacturing, research and development, and administrative offices	March 2028
Nelsonville, OH	22,764	Warehouse	May 2022
Columbus, OH	1,807	Administrative offices	Month to Month
Indianapolis, IN	11,415	Manufacturing, research and development, and administrative offices	September 2024
United States	12,500	Biological and pharmaceutical specimen storage	January 2023
United States	20,000	Biological and pharmaceutical specimen storage	March 2024
United States	16,153	Biological and pharmaceutical specimen storage	June 2024
United States	16,800	Biological and pharmaceutical specimen storage	February 2026
United States	26,800	Biological and pharmaceutical specimen storage	November 2031
Netherlands	47,533	Biological and pharmaceutical specimen storage	March 2026

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

Stockholders and dividends

As of March 16, 2022, there were approximately 224 holders of record of our common stock. We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be paid in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations. Any future determination as to the payment of dividends will be at the sole discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors our Board of Directors deems relevant.

See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Performance graph

The following graph shows the cumulative total stockholder return on our common stock with the cumulative total return of the S&P Small Cap 600 Index and our peer group, assuming an initial investment of $100 on December 31, 2016 and the reinvestment of all dividends.

Issuer repurchases of equity securities

Not applicable.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Reserved.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains “forward-looking statements”. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about our products, including our newly acquired products, customers, regulatory approvals, the potential utility of and market for our products and services, our ability to implement our business strategy and anticipated business and operations, in particular following the 2021, 2020, and 2019 acquisitions, future financial and operational performance, our anticipated future growth strategy, including the acquisition of synergistic cell and gene therapy manufacturing tools and services or technologies, or other companies or technologies, capital requirements, intellectual property, suppliers, joint venture partners, future financial and operating results, the impact of the COVID-19 pandemic, plans, objectives, expectations and intentions, revenues, costs and expenses, interest rates, outcome of contingencies, business strategies, regulatory filings and requirements, the estimated potential size of markets, capital requirements, the terms of any capital financing agreements and other statements that are not historical facts. You can find many of these statements by looking for words like “believes”, “expects”, “anticipates”, “estimates”, “may”, “should”, “will”, “could” “plan”, “intend”, or similar expressions in this Form 10-K. We intend that such forward-looking statements be subject to the safe harbors created thereby.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that might cause such a difference include those discussed under “Risk Factors”, as well as those discussed elsewhere in the Form 10-K.

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

We develop, manufacture, and market bioproduction tools and services to the cell and gene therapy (“CGT”) industry and broader biopharma market, which are designed to improve quality and de-risk biologic manufacturing, storage, and distribution. Our products are used in basic and applied research and commercial manufacturing of biologic-based therapies. Customers use our products to maintain the health and function of biologic material during sourcing, manufacturing, storage, and distribution.

Our current portfolio of bioproduction tools and services are comprised of three revenue lines that contain seven main offerings: (i) cell processing (including biopreservation media for the preservation of cells and tissues, human platelet lysate media for the supplementation of cell expansion, cryogenic vials and automated fill machines that provide high-quality, efficient, and precise mixes of solutions), (ii) freezers and thaw systems (including a full line of mechanical ULT, isothermal, and liquid nitrogen freezers and accessories, automated thaw devices which provide controlled, consistent thawing of frozen biologics in vials and cryobags), and (iii) storage and cold chain services (including biological and pharmaceutical storage services, and “smart”, cloud connected devices for transporting biologic payloads).

We currently operate as one bioproduction tools and services business which supports several steps in the biologic material manufacturing and delivery process. We have a diversified portfolio of tools and services that focus on biopreservation, cell processing, frozen biologic storage products and services, cold-chain transportation, and thawing of biologic materials. We have in-house expertise in cryobiology and continue to capitalize on opportunities to maximize the value of our product platform for our extensive customer base through both organic growth innovations and acquisitions.

Sexton Biotechnologies, Inc. acquisition

On August 9, 2021, BioLife entered into an Agreement and Plan of Merger (the “Sexton Merger Agreement”) with BLFS Merger Sub, Inc., a Delaware corporation (“Sexton Merger Sub”), Fortis Advisors LLC, in its capacity as the representative of the stockholders of Sexton (the “Sexton Seller Representative”) and Sexton Biotechnologies, Inc., a Delaware corporation.

On September 1, 2021, the Company completed the merger of Sexton Merger Sub with and into Sexton and Sexton became a wholly-owned subsidiary of the Company (the “Sexton Merger”). As consideration for the Sexton Merger (the “Sexton Merger Consideration”), holders of common stock, preferred stock and options of Sexton, other than the Company (collectively, the “Sexton Participating Holders”), are entitled to receive an aggregate of 530,502 newly issued shares of the Company’s common stock, subject to certain post-closing adjustments, of which 477,452 shares of Common Stock were issued to the Sexton Participating Holders at the Closing, and 53,050 shares of Common Stock, or approximately 10% of the Merger consideration, were deposited into an escrow account for indemnification and post-closing purchase price adjustment purposes. Prior to the merger, the Company held preferred stock in Sexton, which was accounted for using a measurement alternative that measures the securities at cost minus impairment, if any. The Company accounted for the merger as a step acquisition, which required remeasurement of the Company’s existing ownership in Sexton to fair value prior to completing the acquisition method of accounting. Using step acquisition accounting, the Company increased the value of its existing equity interest to its fair value, resulting in the recognition of a non-cash gain of $6.5 million, which was included in the gain on acquisition of Sexton Biotechnologies, Inc. in the Consolidated Statements of Operations in the year ended December 31, 2021. The Company utilized a market-based valuation approach to determine the fair value of the existing equity interest based on the total merger consideration offered and the Company’s stock price at acquisition.

The Sexton Merger was accounted for as a purchase of a business under FASB ASC Topic 805, Business Combinations. The fair value of the net tangible assets acquired was approximately $4.1 million, the deferred tax liability acquired was approximately $1.5 million, the fair value of the intangible assets acquired was approximately $8.8 million, and the residual goodwill was approximately $28.5 million. The fair value calculations required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

Global Cooling, Inc. acquisition

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

The GCI Merger was accounted for as a purchase of a business under FASB ASC Topic 805, Business Combinations. The fair value of the net tangible assets acquired was $740,000, the deferred tax liability acquired was $24.1 million, the fair value of the intangible assets acquired was $120.5 million, and the residual goodwill was $137.8 million. The fair value calculations required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

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

In connection with the SciSafe Acquisition, the Company issued to the SciSafe Sellers 611,683 shares of common stock valued at $29.29 per share and a cash payment of $15 million, with $1.5 million held in escrow to account for adjustments for net working capital and as a security for, and a source of payment of, the Company’s indemnity rights. Pending the occurrence of certain events, the Company will issue to the SciSafe Sellers an additional 626,000 shares of common stock, which are issuable to SciSafe Sellers upon SciSafe achieving certain specified revenue targets in each year from 2021 to 2024. The revenue target set for 2021 was met and, therefore, has resulted in 64,130 shares of common stock becoming issuable to the SciSafe Sellers.

The SciSafe Acquisition was accounted for as a purchase of a business under FASB ASC Topic 805, Business Combinations. The fair value of the contingent consideration was $3.7 million, the fair value of the net tangible assets acquired was $2.8 million, the deferred tax liability was $3.3 million, the fair value of the intangible assets acquired was $12.1 million, and the residual goodwill was $24.9 million. The fair value estimates required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

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

In connection with the CBS Acquisition, we paid to CBS Seller a base payment in the amount of $15.0 million, consisting of a cash payment of $11.0 million paid at the closing of the CBS Acquisition, less a cash holdback escrow of $550,000 to satisfy certain indemnification claims, and an aggregate number of shares of our common stock, with an aggregate fair value equal to $4.0 million, less a holdback escrow of shares of Common Stock with an aggregate value equal to $3.0 million to satisfy potential payments related to any product liability claims outstanding as of March 13, 2019 and potential earnout payments in calendar years 2020, 2021, 2022, 2023 and 2024 of up to an aggregate of, but not exceeding, $15.0 million payable to CBS Seller upon achieving certain specified revenue targets in each year for certain product lines. The revenue targets set for 2020 and 2021 were not met and no amounts were paid or are considered payable for the earnouts related to those years.

The CBS acquisition was accounted for as a purchase of a business under FASB ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the acquired assets and liabilities assumed from CBS were recorded as of the acquisition date, at their fair values, and consolidated with BioLife. The fair value of the net tangible assets acquired was $6.0 million, the fair value of the identifiable intangibles was $6.8 million, and the residual goodwill was $3.1 million. The fair value estimates required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

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

The SAVSU Acquisition was accounted for as a purchase of a business under ASC 805, Business Combinations. Under the acquisition method of accounting, the acquired assets and liabilities assumed from SAVSU were recorded as of the acquisition date, at their fair values, and consolidated with BioLife. The fair value of the net tangible assets acquired was $4.2 million, the fair value of the identifiable intangibles was $12.2 million, and the residual goodwill was $19.5 million. The fair value estimates required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

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

In connection with the Astero Acquisition, the Company paid a base payment in the amount of $12.5 million consisting of an initial cash payment of $8.0 million at the closing of the transactions contemplated by the Purchase Agreement, subject to adjustment for working capital, net debt and transaction expenses, and a deferred cash payment that was paid into escrow of $4.5 million payable upon the earlier of Astero meeting certain product development milestones or one year after the date of the Closing. In addition to the consideration paid, the sellers were eligible to receive earnout payments in calendar years 2021, 2020, and 2019 of up to an aggregate of $3.5 million, which would have been payable upon Astero achieving certain specified revenue targets in each year and a separate earnout payment of $5.0 million for calendar year 2021 which would have been payable upon Astero achieving a cumulative revenue target over the three-year period from 2019 to 2021. In the second quarter of 2020 we paid $483,000 for the earnout related to 2019 revenues. Revenue targets for 2020, 2021, and the cumulative period from 2019 to 2021 were not met and no amounts were paid or are considered payable for the earnouts related to those years.

The Astero acquisition was accounted for as a purchase of a business under FASB ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Astero were recorded as of the acquisition date, at their respective fair values, and consolidated with those of BioLife. The fair value of the contingent consideration of $1.5 million was determined using an option pricing model. The fair value of the net tangible assets acquired was $324,000, the fair value of the intangible assets acquired was $4.1 million, and the residual goodwill was $9.5 million. The fair value estimates required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

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

Revenue recognition

To determine revenue recognition for contractual arrangements that we determine are within the scope of Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days.

The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of biopreservation media, ThawSTAR, and freezer products. We recognize product revenue, including shipping and handling charges billed to customers, when we transfer control of our products to our customers. Shipping and handling costs are classified as part of cost of product revenue in the Consolidated Statement of Operations. Service revenues are generated from the storage of biological and pharmaceutical materials. We recognize service revenues over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component or variable consideration as of and during the years ended December 31, 2021, 2020, and 2019.

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

Business combinations

Amounts paid for acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue obligations. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made, the extent of royalties to be earned in excess of the defined minimum royalties, etc. Management updates these estimates and the related fair value of contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. To the extent our estimates change in the future regarding the likelihood of achieving these targets we may need to record material adjustments to our accrued contingent consideration. Changes in the fair value of contingent consideration are recorded in our Consolidated Statements of Operations. We use the income approach to determine the fair value of certain identifiable intangible assets including customer relationships and developed technology. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. We base our assumptions on estimates of future cash flows, expected growth rates, expected trends in technology, etc. We base the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. We believe the estimated purchased customer relationships, developed technologies, trademarks, tradenames, patents, and in process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets.

Intangible assets and goodwill

Intangible assets

Intangible assets with a definite life are amortized over their estimated useful lives using the straight-line method and the amortization expense is recorded within intangible asset amortization in the Consolidated Statements of Operations. If the estimate of a definite-lived intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Definite-lived intangible assets and their related estimated useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. The Company determined that no adverse conditions existed that would indicate that the carrying value of these assets may not be recoverable.

Indefinite-lived intangibles are carried at the initially recorded fair value less any recognized impairment. In-process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life. When the IPR&D project is complete, it is reclassified as a definite-lived intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, a charge would be recorded for the value of the related intangible asset to our Consolidated Statement of Operations in the period it is abandoned. Indefinite-lived intangibles are tested annually for impairment. Impairment assessments are conducted more frequently if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. The Company performed a quantitative impairment test of one of the IPR&D assets acquired during 2021 during the fourth quarter of 2021 and determined that no impairment existed. The Company performed a qualitative test for the other IPR&D assets acquired during 2021 and determined that no impairment existed.

Goodwill

We test goodwill for impairment on an annual basis, and between annual tests if events and circumstances indicate it is more likely than not that the fair value of our goodwill is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in the Company’s market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Goodwill is tested for impairment in the fourth quarter of each year, or more frequently as warranted by events or changes in circumstances mentioned above. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further quantitative testing would be necessary. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. The Company operates as one reporting unit as of the goodwill impairment measurement date in the fourth quarter of 2021. As of the testing date and the period after that date through the issuance date of our financial statements, the Company has observed no indicators of potential goodwill impairment at any point during the period based on its qualitative assessment.

Warranty guarantees

Our freezer and thaw and certain cell processing products are warranted to provide assurance that the product will function as expected and to ensure customer confidence in design and overall quality. Warranty coverage on our products is generally provided for specified periods of time and on select products' hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use.

At the time of sale, we recognize expense and record a warranty accrual by product line for estimated costs in connection with forecasted future warranty claims. Our estimate of the cost of future warranty claims is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of warranty claims for each part covered, and the historical length of time between the sale and resulting warranty claim. If applicable, historical claims experience may be adjusted for known product design improvements or for the impact of unusual product quality issues. We periodically assess the adequacy of our warranty accruals based on changes in our estimates and assumptions and record any necessary adjustments if the cost of actual claim experience differs from our estimate and indicates that adjustments to our warranty accrual are necessary. Factors that could have an impact on actual future claims and our warranty accrual include, but are not limited to, items such as performance of new products; product failure rates; factors impacting product usage, such as changes in sales volumes and shifts in product mix; manufacturing quality and product design issues, including significant manufacturing or design defects not discovered until after the product is delivered to customers; higher or lower than expected service and component part costs to satisfactorily address the repair, and, if applicable, changes to the warranty coverage periods. Additionally, from time to time, we also establish warranty accruals for our estimate of the costs necessary to settle major rework campaigns on a product-specific basis during the period in which the circumstances giving rise to the major rework campaign become known and when the costs to satisfactorily address the situation are both probable and estimable. The warranty accrual for the cost of a major rework campaign is primarily based on an estimate of the cost to repair each affected unit and the number of affected units expected to be repaired.

We believe that our analysis of historical warranty claim trends and knowledge of potential manufacturing and/or product design improvements or issues provide sufficient information to establish a reasonable estimate for the cost of future warranty claims at the time of sale and our warranty accruals as of the date of our Consolidated Balance Sheets. We believe that our $9.4 million warranty accrual as of December 31, 2021 is adequate and historically has been adequate; however, due to the inherent uncertainty in the accrual estimation process, including forecasting future warranty claims, costs associated with servicing future warranty claims, and unexpected major rework campaigns that may arise in the future, our actual warranty costs incurred may differ from our warranty accrual estimate. An unexpected increase in warranty claims and/or in the costs associated with servicing those claims would result in an increase in our warranty accruals and a decrease in our net earnings.

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

Provision for income taxes

The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss and its forecasted losses in the near-term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, Accounting for Income Taxes, the Company determined that the Company’s recorded deferred tax liabilities as of December 31, 2021 would be a sufficient source of taxable income to realize all of its deferred tax assets except for a portion of its net operating loss carryforwards. As a result, a partial valuation allowance on its deferred tax assets was recorded as of December 31, 2021. The Company will continue to assess the realizability of its assets going forward and will adjust the valuation allowance as needed.

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

The Company applies judgment in the determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of December 31, 2021, the Company has an unrecorded tax benefit of $255,000 related to tax attributes being carried forward. The Company is generally subject to examination by U.S. federal and local income tax authorities for all tax years in which loss carryforward is available.

As of December 31, 2021, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $120.6 million, which is available to reduce future taxable income. Approximately $39.5 million of NOL will expire from 2022 through 2037, and approximately $81.1 million of NOL will be carried forward indefinitely. The NOL carryforwards are subject to an annual limitation in the event of certain cumulative changes in the ownership interest. This limits the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years.

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

Revenue

Revenues diversified significantly in the year ended December 31, 2021 as compared to the year ended December 31, 2020. This diversification was primarily driven by the acquisition of Global Cooling and Sexton in May and September of 2021, respectively. Most notably, the Company’s freezer and thaw revenues increased by 318% as a result of the acquisition of Global Cooling and growth in LN2 freezer sales. Revenues also diversified significantly in the year ended December 31, 2020 as compared to the year ended December 31, 2019. This diversification was primarily driven by the acquisition of SciSafe in October of 2020 and the recognition of a full year of revenue from the acquisition of Custom Biogenic Systems in November of 2019. Given the Company’s acquisition strategy, we expect product diversification to continue in future periods as the Company executes its strategy and makes additional acquisitions.

Revenue concentrations with one customer increased to 17% in the year ended December 31, 2021 from 13% from a different customer in the year ended December 31, 2020, primarily as a result of concentrations of sales to a prominent international distributor. Revenue concentrations with one customer decreased to 13% in the year ended December 31, 2020 from 15% from the same customer in the year ended December 31, 2019, primarily due to the expansion of the Company’s customer base through the aforementioned acquisitions. We expect customer concentrations to diminish as revenues increase and we expand our presence in the global markets in which we participate.

Revenue for years ended December 31, 2021, 2020, and 2019 were comprised of the following:

	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
(In thousands, except percentages)	2021(1)	2020(2)	2019(3)	$ Change	% Change	$ Change	% Change
Product revenue
Freezer and thaw	$56,620	$13,548	$3,312	$43,072	318%	$10,236	309%
Cell processing	44,965	30,946	23,367	14,019	45%	7,579	32%
Storage and cold chain services	328	46	165	282	613%	(119)	(72)%
Service revenue
Storage and cold chain services	9,817	1,752	-	8,065	460%	1,752	-%
Rental revenue
Storage and cold chain services	7,426	1,795	527	5,631	314%	1,268	241%
Total revenue	$119,156	$48,087	$27,371	$71,069	148%	$20,716	76%

(1)	2021 revenue includes product revenue related to Global Cooling from May 3, 2021 through December 31, 2021 and product revenue related to Sexton from September 1, 2021 through December 31, 2021.
(2)	2020 revenue includes service revenue related to SciSafe from October 1, 2020 through December 31, 2020.
(3)

2019 revenue includes product revenue related to Astero from April 1, 2019 through December 31, 2019; rental revenue related to SAVSU from August 8, 2019 through December 31, 2019; and product revenue related to CBS from November 12, 2019 through December 31, 2019.

In the year ended December 31, 2021, revenue increased by $71.1 million, or 148%, from the year ended December 31, 2020. Of this increase, $40.9 million, or 85%, was driven by inorganic growth from the acquisitions of Global Cooling and Sexton. The remaining $30.2 million, or 63%, of the increase was driven primarily by organic growth in our biological and pharmaceutical storage and biopreservation media product lines of $13.0 million and $12.2 million, respectively.

In the year ended December 31, 2020, revenue increased by $20.7 million, or 76%, from the year ended December 31, 2019. Of this increase, $1.8 million, or 6%, was driven by inorganic growth from the acquisition of SciSafe. The remaining $18.9 million, or 70%, of the increase was driven primarily by organic growth in our biopreservation media product line of $7.6 million and the recognition of a full year of revenue from the acquisition of Custom Biogenic Systems in November of 2019, which contributed $9.7 million of incremental revenue in 2020.

Revenue is impacted by the relatively high degree of customer concentration, the timing of orders, the development efforts of our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such fluctuations are expected, but they may not be predictive of future revenue or otherwise indicative of a trend.

Costs and operating expenses

Total costs and operating expenses for years ended December 31, 2021, 2020, and 2019 were comprised of the following:

	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
(In thousands, except percentages)	2021	2020	2019	$ Change	%	$ Change	%
Cost of product, rental, and service revenue	$82,108	$20,646	$8,760	$61,462	298%	$11,886	136%
Research and development	11,821	6,720	3,168	5,101	76%	3,552	112%
Sales and marketing	14,006	6,413	4,701	7,593	118%	1,712	36%
General and administrative	32,448	14,607	8,893	17,841	122%	5,714	64%
Intangible asset amortization	8,202	3,033	1,079	5,169	170%	1,954	181%
Acquisition costs	1,636	668	940	968	145%	(272)	(29)%
Change in fair value of contingent consideration	2,875	1,575	50	1,300	83%	1,525	3,050%
Total operating expenses	$153,096	$53,662	$27,591	$99,434	185%	$26,071	94%

Cost of product, rental, and service revenue

In the year ended December 31, 2021, cost of product, rental, and service revenue increased $61.5 million or 298% from the year ended December 31, 2020. Of this increase, $44.2 million, or 214%, was driven by inorganic growth from the acquisitions of Global Cooling and Sexton. The remaining $17.3 million, or 84%, of the increase was driven primarily by organic growth in our biopreservation media and biological and pharmaceutical storage product lines.

In the year ended December 31, 2020, cost of product, rental, and service revenue increased $11.9 million or 136% from the year ended December 31, 2019. Of this increase, $1.2 million, or 14%, was driven by inorganic growth from the acquisition of SciSafe. The remaining $10.7 million, or 122%, of the increase driven primarily by organic growth in our biopreservation media product line and the recognition of a full year of costs from the acquisition of Custom Biogenic Systems in November of 2019.

We expect the cost of product, rental, and service revenue to fluctuate in future quarters based on production volumes, product mix, and the impact of any future acquisitions.

Cost of product, rental, and service revenue as a percentage of revenue was 69%, 43%, and 32% for the years ended December 31, 2021, 2020, and 2019, respectively. Cost of product, rental, and service revenue in the years ended December 31, 2021, 2020, and 2019 includes $1.1 million, $411,000, and $289,000, respectively, in inventory step-up expense recorded in the purchase accounting of our Global Cooling, Custom Biogenic Systems, and AsteroBio acquisitions.

The increase in cost of product, rental, and service revenue as a percentage of revenue to 69% in the year ended December 31, 2021 from 43% in the year ended December 31, 2020 is primarily a result of the acquisitions of Global Cooling and Sexton, which were acquired in May and September of 2021, respectively. Of the increase noted, $43.0 million was recognized by Global Cooling and $1.2 million was recognized by Sexton. $9.8 million of the costs recognized by Global Cooling were incurred in relation to warranty expenses. In the third and fourth quarters of 2021, Global Cooling experienced supply chain disruptions related to sheet metal and electronic components that incorporate semiconductor chips that led to increased supplier pricing and delays in production that led to a lower margin profile than we believe to otherwise be achievable. We believe that the supply chain risks that were present in these quarters have been significantly mitigated through the diversification of sheet metal suppliers and strategic agreements with electronic component suppliers.

The increase in cost of product, rental, and service revenue as a percentage of revenue to 43% in the year ended December 31, 2020 from 32% in the year ended December 31, 2019 is primarily a result of the acquisition of SciSafe, which was acquired in October of 2020 and the recognition of a full year of costs from the acquisition of Custom Biogenic Systems in November of 2019. Of the increase noted, SciSafe recognized $1.2 million, whereas the incremental costs recognized by Custom Biogenic Systems in the year ended December 31, 2021 amounted to $7.2 million.

Research and development expenses

During the years ended December 31, 2021, 2020, and 2019, research and development (“R&D”) expense consisted primarily of personnel-related costs, consulting, and external product development services.

R&D expense increased $5.1 million in the year ended December 31, 2021, or 76%, compared with the year ended December 31, 2020. The increase is primarily due to in-process research and development costs associated with the freezer technology acquired in the acquisition of Global Cooling.

R&D expense increased $3.6 million in the year ended December 31, 2020, or 112%, compared with the year ended December 31, 2019. The increase is primarily due to recognition of a full year of research and development activity from the acquisitions of Custom Biogenic Systems, SAVSU, and AsteroBio in the year ended December 31, 2019. Additionally, the Company invested increased levels of capital into the refinement of its cold chain shipper products in the year ended December 31, 2020.

We expect our R&D expense to increase as we continue to expand, develop, and refine our product lines.

Sales and marketing expenses

Sales and marketing expense (“S&M”) consisted primarily of personnel-related costs, stock compensation expense, trade shows, sales commissions and advertising.

S&M expense increased $7.6 million in the year ended December 31, 2021, or 118%, compared with the year ended December 31, 2020. Of this increase, $4.4 million, or 68%, was incurred by Global Cooling. The remaining costs primarily relate to additional headcount of $1.2 million, commission expense associated with organic revenue growth of $413,000, and stock-based compensation of $691,000.

S&M expense increased $1.7 million in the year ended December 31, 2020, or 36%, compared with the year ended December 31, 2019. Of this increase, $336,000 was composed of incremental costs associated with a full year’s ownership of Custom Biogenic Systems, $306,000 was composed of incremental costs associated with a full year’s ownership of SAVSU, and $139,000 was composed of incremental costs associated with a full year’s ownership of AsteroBio. The remaining costs primarily relate to additional headcount of $506,000.

We expect S&M expense to increase, as we expand our product line offerings and our presence in the markets in which we participate.

General and administrative expenses

General and administrative (“G&A”) expense consists primarily of personnel-related expenses, non-cash stock-based compensation for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance.

In the year ended December 31, 2021, G&A expenses increased by $17.8 million, or 122%, compared with the year ended December 31, 2020. Of this increase, $4.2 million, or 29%, was incurred by Global Cooling. The remaining costs primarily relate to stock-based compensation awarded to attract and retain talent of $4.4 million, accounting fees of $1.4 million, insurance expense of $524,000, and the continued buildout of our administrative infrastructure, predominantly through increased headcount of $4.6 million, to support expected future growth.

In the year ended December 31, 2020, G&A expenses increased by $5.7 million, or 64%, compared with the year ended December 31, 2019. Of this increase, $1.3 million, or 22%, was composed of incremental costs associated with a full year’s ownership of Custom Biogenic Systems and $471,000, or 8%, associated with a full year’s ownership of SAVSU. The remaining costs primarily relate to stock-based compensation awarded to attract and retain talent and the continued buildout of our administrative infrastructure, predominantly through increased headcount, to support expected future growth.

We expect G&A expense to increase as we continue to execute on our growth strategy.

Intangible asset amortization expense

Amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions of Global Cooling, Custom Biogenic Systems, SciSafe, SAVSU, and AsteroBio in which we acquired definite-lived intangible assets.

Acquisition costs

Acquisition costs consist of legal, accounting, third-party valuations, and other due diligence costs related to our Global Cooling, Custom Biogenic Systems, SciSafe, Sexton, SAVSU, and AsteroBio acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our SciSafe, CBS, and Astero acquisitions.

Other income and expenses

Total other income and expenses for the years ended December 31, 2021, 2020, and 2019 were comprised of the following:

	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
(In thousands, except percentages)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Change in fair value of warrant liability	$(121)	$3,601	$(12,835)	$(3,722)	(103)%	$16,436	(128)%
Change in fair value of investments	-	1,319	-	(1,319)	(100)%	1,319	-%
Interest (expense) income, net	(432)	58	501	(490)	(845)%	(443)	(88)%
Other income (expense)	289	-	(13)	289	-%	13	(100)%
Loss from equity-method investment in SAVSU	-	-	(739)	-	-%	739	(100)%
Gain on acquisition of SAVSU	-	-	10,108	-	-%	(10,108)	(100)%
Gain on acquisition of Sexton Biotechnologies, Inc.	6,451	-	-	6,451	-%	-	-%
Total other income (expense), net	$6,187	$4,978	$(2,978)	$1,209	24%	$7,956	(267)%

Change in fair value of warrant liability. Reflects the changes in fair value associated with the periodic “mark-to-market” valuation of certain warrants that were issued in 2014. See Note 1: “Organization and Significant Accounting Policies” of our accompanying Consolidated Financial Statements “Certain Warrants which have Features that may Result in Cash Settlement” for more information.

Change in fair value of investments. Reflects the fair value adjustments to our investment in iVexSol convertible debt prior to its conversion to Series A-1 Preferred Stock. The fair value was determined by expected term of the instrument, the underlying credit worthiness of iVexSol and the valuation of various embedded features in the note, which were based on future financings of iVexSol. The expected term range of our estimate was 1 to 5 years, with projected weighting over this term.

Interest (expense) income, net. Interest expense incurred in the year ended December 31, 2021 related primarily to three term loans that were assumed in the acquisition of Global Cooling. These term loans were refinanced in the fourth quarter of 2021 to obtain more favorable interest rates to the Company. We also earn interest on cash held in our money market account. Despite having a higher average cash balance in the year ended December 31, 2020 as compared to the year ended December 31, 2019, yields in our money market account dropped steeply between February and March of 2020 due to reduced interest rates set by the United States Federal Reserve, causing interest income to be significantly lower for the remainder of 2020 and the year ended December 31, 2021.

Loss on equity method investment. Reflects the non-cash loss associated with our proportionate share of the net loss in our investment in SAVSU prior to our acquisition of the remaining shares of SAVSU and subsequent consolidation of SAVSU in our financial statements.

Gain on acquisition of SAVSU. Reflects the non-cash gain associated with our equity investment in SAVSU due to the step-acquisition of the remaining shares of SAVSU and subsequent consolidation of SAVSU in our financial statements.

Gain on acquisition of Sexton Biotechnologies, Inc. Reflects the non-cash gain associated with our investment in Sexton due to the step-acquisition of the remaining shares of Sexton and subsequent consolidation of Sexton in our financial statements.

Income Tax Benefit

Income tax benefit for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
(In thousands, except percentages)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Income tax benefit	$20,118	$3,264	$1,541	$16,854	516%	$1,723	112%
Effective tax rate	72%	547%	47%

The income tax benefit recognized in the year ended December 31, 2021 primarily related to losses generated in 2021 and the recognition of the release of our valuation allowance related to the acquisition of Global Cooling. Our effective tax rate for 2021 was higher than the U.S. statutory rate of 21% primarily due to windfall benefits on stock compensation, 162(m) limitations on executive compensation, and the change in our valuation allowance.

The income tax benefit recognized in the year ended December 31, 2020 primarily related to the partial release of our valuation allowance related to the acquisition of SciSafe. Our effective tax rate in 2020 was significantly higher than the U.S. statutory rate of 21% primarily due to windfall benefits on stock compensation, changes in the fair value of our warrant liability, changes in the fair value of contingent consideration, and the expiration of net operating losses.

The income tax benefit recognized in the year ended December 31, 2019 primarily related to the recognition of partial release of our valuation allowance related to the acquisitions of SAVSU and Astero. Our effective tax rate was higher than the U.S. statutory rate of 21% due primarily to changes in the fair value of our warrant liability, windfall benefits on stock compensation, and gain recognized on our acquisition of SAVSU.

Liquidity and capital resources

We believe our cash and cash equivalents, cash generated from operations, and credit lines will satisfy, for at least the next twelve months, our liquidity requirements, both globally and domestically, including the following: working capital needs, capital expenditures, business acquisitions, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. We have not identified any material liquidity concerns as a result of the COVID-19 pandemic.

On December 31, 2021, we had $69.9 million in cash and cash equivalents, compared to $90.4 million as of December 31, 2020. The decrease in cash is primarily due to the payoff of debt and liabilities acquired in the Global Cooling transaction, the use of capital for funding operations, and the expansion of our storage services footprint both domestically and in the Netherlands.

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

On October 1, 2020, we acquired SciSafe for $15.0 million in cash, 611,683 shares of common stock, and up to 626,000 additional shares of common stock as contingent consideration. 64,130 of the additional shares were earned as of December 31, 2021 and will be issued in the year ended December 31, 2022.

Cash flows

	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
(In thousands)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Operating activities	$(4,593)	$6,645	$1,213	$(11,238)	(169)%	$5,432	448%
Investing activities	(13,192)	(24,715)	(27,018)	11,523	(47)%	2,303	(9)%
Financing activities	(2,778)	102,078	1,596	(104,856)	(103)%	100,482	6,296%
Net (decrease) increase in cash and cash equivalents	$(20,563)	$84,008	$(24,209)	$(104,571)	(124)%	$108,217	(447)%

Operating activities

In the year ended December 31, 2021, our operating activities used cash of $4.6 million reflecting net loss of $7.6 million and non-cash charges totaling $6.6 million primarily related to depreciation, amortization, changes in the fair value of investments, changes in fair value of contingent consideration, deferred income tax benefit, stock-based compensation, and non-cash lease charges. An increase in accounts receivable of $10.1 million was primarily driven by the 148% year-to-date increase in revenues. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

In the year ended December 31, 2020, our operating activities provided cash of $6.6 million reflecting net income of $2.7 million and non-cash charges totaling $5.8 million primarily related to depreciation, amortization, changes in the fair value of investments, changes in fair value of contingent consideration, income tax benefit related to the acquisition of SciSafe, change in the fair value of the warrant liability, and stock-based compensation charges. An increase in accounts receivable of $1.8 million was primarily driven by the 76% year-to-date increase in revenues and an increase in inventory used $629,000 to support future revenue. These cash items used for operating activities were offset by cash items provided by operating activities that included an increase in accrued liabilities of $780,000. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

In the year ended December 31, 2019, our operating activities provided cash of $1.2 million, reflecting a net loss of $1.7 million and non-cash charges totaling $7.3 million primarily related to depreciation, amortization, gain on acquisition of SAVSU, changes in fair value contingent consideration, income tax benefit related to the acquisition of SAVSU, fair value change in warrant liability and stock-based compensation charges. An increase in accounts receivable used $290,000 of cash and was primarily driven by the 39% year-to-date increase in revenues and an increase in inventory used $3.8 million to support future revenue. These cash items used for operating activities were offset by cash items provided by operating activities that included an increase in accounts payable of $768,000. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

Investing activities

Our investing activities used $13.2 million of cash in the year ended December 31, 2021. We acquired $1.6 million in cash in the acquisitions of Global Cooling and Sexton. Capital expenditures and purchases of assets held for rent used $14.8 million as we continue to invest in our manufacturing and storage facilities.

Our investing activities used $24.7 million of cash in the year ended December 31, 2020. We used $15.0 million in cash for the SciSafe acquisition. We also invested $1.0 million and $995,000 in our strategic investments in iVexSol and PanTHERA, respectively. Capital expenditures, deposits on future capital expenditures, purchases of assets held for rent, and deposits made on assets held for rent used $7.8 million.

Our investing activities used $27.0 million of cash in the year ended December 31, 2019. We used $12.4 million, acquired $1.3 million, and used $11.0 million in cash for the Astero, SAVSU, and CBS acquisitions, respectively. We also invested $1.0 million and $1.5 million in our strategic investments in iVexSol and Sexton, respectively. Capital expenditures used $2.3 million in our manufacturing facilities and to increase SAVSU’s assets held for rent.

Financing activities

In the year ended December 31, 2021, cash used by financing activities was $2.8 million. We used $4.2 million to pay off the line of credit assumed in the acquisition of Global Cooling. Other significant cash flows include $1.6 million provided by lenders to finance equipment for our continued expansion, $1.4 million provided by the exercise of stock options, and $1.0 million used to pay financed insurance premiums.

In the year ended December 31, 2020, cash provided by financing activities was $102.1 million. We received $100.1 million from the sale of common shares and $1.5 million from the proceeds of warrant and stock option exercises. We used $483,000 for contingent consideration related to the Astero acquisition.

In the year ended December 31, 2019, cash provided by financing activities of $1.6 million included $1.8 million from the proceeds of warrant and stock option exercises.

Impacts of COVID-19

Our domestic and international operations have been and continue to be affected by the ongoing global pandemic of COVID-19 and the resulting volatility and uncertainty it has caused in the U.S. and international markets. During the year ended December 31, 2021, many businesses and countries, including the U.S., continued applying preventative and precautionary measures to mitigate the spread of the virus including government orders and other restrictions on the conduct of business operations.

In the year ended December 31, 2021, we experienced supply chain disruptions due to the effects of COVID-19 on our suppliers of sheet metal and electronic components that incorporate semiconductor chips. These supply chain disruptions decreased the Company’s profitability as a result of increased supplier pricing and production stoppages. We believe that the supply chain risks that were present have been significantly mitigated through the diversification of sheet metal suppliers and strategic agreements with electronic component suppliers. However, we cannot be assured that a continued or prolonged global pandemic will not have other negative impacts on our manufacturing and shipping processes or our product costs. The extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.

We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the promotion of social distancing and work-from-home arrangements. We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include increasing our raw materials, manufacturing safe stock inventory for our biopreservation media and expanding availability of our biological and pharmaceutical storage, requiring remote working arrangements for employees who are not integral to physically making and shipping our products or who do not need specialized equipment to perform their work, restricting on-site visits by non-employees and implementing social distancing protocols and investing in personal protective equipment. Beginning April 2, 2020, BioLife became actively engaged in managing the company COVID-19 response and protocols in accordance with federal, state and local regulations. BioLife has mandated mask wearing for all team members on-site throughout the pandemic per the guidelines and regulations in place. COVID-19 response is actively managed through daily reporting, contact tracing and quarantine guidelines as published by the CDC and state health departments in order to maintain safe working conditions. As a part of our COVID-19 response, on-site visitors have been limited to essential visitors only in order to reduce risk of transmission. Additionally, throughout the pandemic, BioLife has encouraged positions not essential to being on-site to work remotely in order to further reduce transmission rates and potential contact.

Contractual obligations

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and the timing of tax and other payments.  As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

The following summarizes certain of our contractual obligations as of December 31, 2021 and the effect such obligations are expected to have on our cash flows in future periods:

(In thousands)	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt, including interest⁽¹⁾	$1,175	$3,618	$1,009	$2,623	$8,425
Operating leases⁽²⁾	3,443	6,034	4,503	8,364	22,344
Financing leases⁽²⁾	171	272	39	-	482
Purchase obligations⁽³⁾	254	507	-	-	761
Total	$5,043	$10,431	$5,551	$10,987	$32,012

(1)	These amounts represent expected cash payments, including principal and interest. Debt obligations are described in Note 7 of the Consolidated Financial Statements.
(2)	Lease obligations are described in Note 5 of the Consolidated Financial Statements.
(3)

Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions.

Purchase orders or contracts for the purchase of supplies and other goods and services are not included in the table above.  We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements.  Our purchase orders are based on our current procurement or developmental needs and fulfilled by our vendors within short time horizons.

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

Absent acquisitions of additional products, product candidates, or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next 12 months. We expect operating expenses in the year ending December 31, 2022 to increase as we continue to expand our CGT tools business. We expect to incur continued spending related to the development and expansion of our product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional cell and gene therapy products and technologies to complement our existing manufacturing capabilities, and continued investment in our intellectual property portfolio.

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

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. Approximately 1% of the Company's consolidated net sales in the year ended December 31, 2021 were made in euros. The Company is exposed to market risk primarily from foreign exchange rate fluctuations of the euro as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end exchange rates between the euro and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Year Ended December 31,
	2021	2020	2019
High	$1.24	$1.23	$1.16
Low	$1.12	$1.06	$1.09
Average	$1.18	$1.14	$1.12

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency.

The Company does not enter into foreign currency forward contracts to reduce its exposure to foreign currency rate changes on forecasted intercompany sales transactions or on intercompany foreign currency denominated balance sheet positions. Foreign currency transaction gains and losses are included in "Other income (expense)" in the Consolidated Statements of Operations. The effect of translating net assets of foreign subsidiaries into U.S. dollars are recorded on the Consolidated Balance Sheet as part of "Accumulated other comprehensive loss, net of taxes".

The effects of a hypothetical 10% appreciation in the U.S. dollar from December 31, 2021 levels against the euro are as follows (in thousands):

Decrease in translation of 2021 earnings into U.S. dollars	$46
Decrease in translation of net assets of foreign subsidiaries	$1,132

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

BioLife Solutions, Inc.

Bothell, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioLife Solutions, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 31, 2022 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Contingent Consideration – SciSafe Holdings (“SciSafe”)

As described in Note 2 to the consolidated financial statements, contingent consideration liabilities are recorded at fair value on the acquisition date and are revalued each reporting period, with changes in the fair value recognized within the consolidated statement of operations. As of and for the year ended December 31, 2021, the Company recorded a contingent consideration liability associated with the October 1, 2020 acquisition of SciSafe of $9.9 million and a change in fair value of $3.0 million. Management estimated the fair value of contingent consideration through valuation models that incorporate unobservable inputs including projected revenue, revenue and asset volatility, and discount rates. Changes in the fair value of contingent consideration can result from changes to one or multiple assumptions.

We identified the estimation of the fair value of the SciSafe contingent consideration liability as a critical audit matter. The determination of the SciSafe contingent consideration liability’s fair value requires management to make significant judgments including the appropriateness of the valuation model and the reasonableness of estimates and assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value of the SciSafe contingent consideration liability. Auditing these elements involved especially challenging auditor judgment due to the subjectivity and the nature and extent of audit effort required to address the matter, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●

Assessing the reasonableness of certain significant assumptions used in the valuation model, through: (i) comparing historical forecasts to SciSafe’s actual performance, (ii) evaluating the reasonableness of significant assumptions (including revenue projections) against current budgets and the expected performance of SciSafe, and (iii) evaluating the impact of alternative assumptions on the measurements and comparing to management’s estimate.

●

Utilizing professionals with specialized skills and knowledge to assist in evaluating the appropriateness of the valuation model utilized by management and to assess the reasonableness of assumptions and accuracy of the underlying calculations used by management to develop the discount rate, revenue volatility, and asset volatility applied to the revenue forecast.

Business Combinations – Valuation of Acquired Intangible Assets

As described in Note 12 to the consolidated financial statements, on May 3, 2021, the Company acquired Global Cooling, Inc. (“GCI”) for purchase consideration of approximately $234.9 million and on September 1, 2021, the Company acquired Sexton Biotechnologies (“Sexton”) for purchase consideration of approximately $39.9 million. Management applied significant judgment in estimating the fair value of the identifiable intangible assets including in-process research and development assets, developed technology, customer relationships, and tradenames.

We identified the determination of the fair values of the identifiable intangible assets as a critical audit matter. The Company’s estimation of the acquisition date fair values of certain identifiable intangible assets is complex, requires management’s judgment and involves the use of significant estimates and assumptions, including selection of the appropriate valuation methodology, revenue growth rates, forecasted expenses, royalty rates, and discount rates. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●

Assessing the reasonableness of projected revenue growth rates and forecasted expenses through: (i) evaluating historical performance of the target entities, and (ii) assessing financial projections against market trends, industry metrics and peer-group/guideline companies.

●

Utilizing personnel with specialized knowledge and skill with valuation to assist in: (i) assessing the reasonableness of royalty rates and discount rates incorporated into the various valuation models, and (ii) assessing the appropriateness of various valuation models utilized by management to determine the fair values of the intangible assets.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

Seattle, Washington

March 31, 2022

BioLife Solutions, Inc.

Consolidated Balance Sheets

	December 31,
(In thousands, except per share and share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$69,860	$90,403
Restricted cash	10	53
Accounts receivable, trade, net of allowance for doubtful accounts of $275 and $85 as of December 31, 2021 and December 31, 2020, respectively	23,217	8,006
Inventories	28,345	11,602
Prepaid expenses and other current assets	4,427	4,648
Total current assets	125,859	114,712

Assets held for rent, net	9,809	4,705
Property and equipment, net	17,657	10,120
Operating lease right-of-use assets, net	18,705	9,675
Financing lease right-of-use assets, net	440	17
Long-term deposits and other assets	325	230
Investments	4,372	5,872
Intangible assets, net	152,149	31,049
Goodwill	224,741	58,449
Total assets	$554,057	$234,829

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,945	$3,672
Accrued expenses and other current liabilities	7,142	4,543
Warranty liability	9,398	212
Lease liabilities, operating, current portion	2,758	1,107
Lease liabilities, financing, current portion	149	8
Debt, current portion	862	614
Warrant liability	-	2,780
Contingent consideration, current portion	5,127	2,637
Total current liabilities	40,381	15,573

Contingent consideration, long-term	4,900	4,515
Lease liabilities, operating, long-term	16,466	8,757
Lease liabilities, financing, long-term	291	12
Debt, long-term	6,353	655
Deferred tax liabilities	5,487	-
Other long-term liabilities	42	71
Total liabilities	73,920	29,583

Commitments and Contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 41,817,503 and 33,039,146 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	42	33
Additional paid-in capital	585,397	302,598
Accumulated other comprehensive loss, net of taxes	(282)	-
Accumulated deficit	(105,020)	(97,385)
Total shareholders’ equity	480,137	205,246
Total liabilities and shareholders’ equity	$554,057	$234,829

The accompanying Notes to consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.

Consolidated Statements of Operations

	Years Ended December 31
(In thousands, except per share and share data)	2021	2020	2019

Product revenue	$101,913	$44,540	$26,844
Service revenue	9,817	1,752	-
Rental revenue	7,426	1,795	527
Total product, service, and rental revenue	119,156	48,087	27,371
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	69,676	18,058	8,355
Cost of service revenue (exclusive of intangible assets amortization)	5,381	1,367	405
Cost of rental revenue (exclusive of intangible assets amortization)	7,051	1,221	-
Research and development	11,821	6,720	3,168
Sales and marketing	14,006	6,413	4,701
General and administrative	32,448	14,607	8,893
Intangible asset amortization	8,202	3,033	1,079
Acquisition costs	1,636	668	940
Change in fair value of contingent consideration	2,875	1,575	50
Total operating expenses	153,096	53,662	27,591
Operating loss	(33,940)	(5,575)	(220)

Other income (expense):
Change in fair value of warrant liability	(121)	3,601	(12,835)
Change in fair value of investments	-	1,319	-
Interest (expense) income, net	(432)	58	501
Other income (expense)	289	-	(13)
Loss from equity-method investment in SAVSU	-	-	(739)
Gain on acquisition of SAVSU	-	-	10,108
Gain on acquisition of Sexton Biotechnologies, Inc.	6,451	-	-
Total other income (expense), net	6,187	4,978	(2,978)

Loss before income tax benefit	(27,753)	(597)	(3,198)
Income tax benefit	20,118	3,264	1,541
Net (loss) income	$(7,635)	$2,667	$(1,657)

Net (loss) income attributable to common shareholders:
Basic	$(7,635)	$2,450	$(1,657)
Diluted	(7,635)	(954)	(1,657)
(Loss) earnings attributable to common shareholders:
Basic	$(0.20)	$0.09	$(0.09)
Diluted	$(0.20)	$(0.03)	$(0.09)
Weighted average shares used to compute (loss) earnings per share attributable to common shareholders:
Basic and Diluted	38,503,944	27,306,258	19,460,299

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.

Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31
(In thousands)	2021	2020	2019

Net (loss) income	$(7,635)	$2,667	$(1,657)

Other comprehensive loss - foreign currency translation adjustment, net of tax	(282)	-	-

Comprehensive (loss) income	$(7,917)	$2,667	$(1,657)

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.

Consolidated Statements of Shareholders’ Equity

	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2018	-	$-	18,547,406	$19	$113,008	$-	$(98,395)	$14,632
Stock based compensation	-	-	-	-	3,043	-	-	3,043
Shares issued in acquisitions	-	-	1,334,219	1	23,931	-	-	23,932
Stock option exercises	-	-	697,010	1	1,180	-	-	1,181
Stock issued – on vested RSAs	-	-	125,817	-	-	-	-	-
Warrant exercises	-	-	121,000	-	2,323	-	-	2,323
Net loss	-	-	-	-	-	-	(1,657)	(1,657)
Balance, December 31, 2019	-	-	20,825,452	21	143,485	-	(100,052)	43,454
Stock issued as 2019 bonus payout	-	-	-	-	314	-	-	314
Stock based compensation	-	-	-	-	5,981	-	-	5,981
Sale of common stock, net of costs	-	-	7,856,012	8	100,113	-	-	100,121
Common stock issued for services	-	-	3,175	-	60	-	-	60
Shares issued in acquisitions	-	-	611,683	-	17,916	-	-	17,916
Stock option exercises	-	-	777,496	1	1,471	-	-	1,472
Stock issued – on vested RSAs	-	-	208,858	-	-	-	-	-
Cashless exercises of 3,871,405 warrants	-	-	2,747,970	3	33,108	-	-	33,111
Warrant exercises	-	-	8,500	-	150	-	-	150
Net income	-	-	-	-	-	-	2,667	2,667
Balance, December 31, 2020	-	-	33,039,146	33	302,598	-	(97,385)	205,246
Stock issued as consideration in GCI acquisition	-	-	6,636,470	7	232,734	-	-	232,741
Stock issued as consideration in Sexton acquisition	-	-	530,502	-	31,977	-	-	31,977
Fees incurred for registration filings	-	-	-	-	(186)	-	-	(186)
Stock based compensation	-	-	-	-	13,956	-	-	13,956
Stock option exercises	-	-	869,065	1	1,417	-	-	1,418
Cashless exercise of 79,100 warrants	-	-	70,030	-	2,901	-	-	2,901
Stock issued – on vested RSAs	-	-	672,290	1	-	-	-	1
Foreign currency translation	-	-	-	-	-	(282)	-	(282)
Net loss	-	-	-	-	-	-	(7,635)	(7,635)
Balance, December 31, 2021	-	$-	41,817,503	$42	$585,397	$(282)	$(105,020)	$480,137

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(7,635)	$2,667	$(1,657)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation	4,663	2,035	718
Amortization of intangible assets	8,202	3,033	1,079
Amortization of loan costs	121	-	-
Stock-based compensation	13,956	5,981	3,043
Non-cash lease expense	2,053	737	512
Loss from equity method investment in SAVSU	-	-	739
Gain on acquisition of SAVSU	-	-	(10,108)
Deferred income tax benefit	(20,127)	(3,297)	(1,541)
Change in fair value of contingent consideration	2,875	1,575	50
Change in fair value of warrant liability	121	(3,601)	12,835
Change in fair value of investments	-	(1,319)	-
Gain on acquisition of Sexton Biotechnologies, Inc.	(6,451)	-	-
Stock issued for services	-	60	-
Loss on disposal of assets held for rent, net	609	365	-
Loss on disposal of property and equipment, net	482	-	-
Forgiveness of loans payable	(284)	-	-
Other	353	190	15

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	(10,132)	(1,786)	(290)
Inventories	114	(629)	(3,777)
Prepaid expenses and other current assets	2,802	25	(704)
Accounts payable	2,018	(171)	768
Accrued expenses and other current liabilities	(3,936)	780	(327)
Warranty liability	5,833	-	-
Other	(230)	-	(142)
Net cash (used in) provided by operating activities	(4,593)	6,645	1,213

Cash flows from investing activities
Cash acquired in acquisition of SAVSU	-	-	1,251
Acquisition of Astero Bio, net of cash acquired	-	-	(12,439)
Payments related to the acquisition of CBS	-	-	(11,000)
Payments related to the acquisition of SciSafe, net of cash acquired	-	(14,947)	-
Cash acquired in acquisition of Global Cooling, Inc. and Sexton Biotechnologies, Inc.	1,559	-	-
Investment in Sexton	-	-	(1,500)
Investment in iVexSol convertible debt	-	-	(1,000)
Investment in iVexSol preferred stock	-	(1,000)	-
Investment in PanTHERA Cryosolutions	-	(995)	-
Purchases of property and equipment	(8,385)	(1,961)	(675)
Deposits on property and equipment	-	(2,672)	-
Purchases of assets held for rent	(6,371)	(2,813)	(1,655)
Deposits on assets held for rent	-	(362)	-
Proceeds from sale of equipment	5	35	-
Net cash used in investing activities	(13,192)	(24,715)	(27,018)

Cash flows from financing activities
Proceeds from Paycheck Protection Program ("PPP") Loan	-	2,175	-
Payoff of PPP Loan	-	(2,175)	-
Proceeds from equipment loans	1,550	984	-
Payments on equipment loans	(214)	-	-
Payments of contingent consideration	-	(483)	-
Proceeds from sale of common stock, net of $6.2 million of costs in 2020	-	100,121	-
Fees paid related to issuance of common stock	(145)	-	-
Proceeds from line of credit	27,306	-	-
Payments on line of credit	(31,536)	-	-
Proceeds from exercise of common stock options	1,418	1,472	1,181
Proceeds from exercise of warrants	-	40	574
Payments on financed insurance premium	(1,033)	-	-
Other	(124)	(56)	(159)
Net cash (used in) provided by financing activities	(2,778)	102,078	1,596

Net (decrease) increase in cash, cash equivalents, and restricted cash	(20,563)	84,008	(24,209)
Cash, cash equivalents, and restricted cash – beginning of period	90,456	6,448	30,657
Effects of currency translation on cash, cash equivalents, and restricted cash	(23)	-	-
Cash, cash equivalents, and restricted cash – end of period	$69,870	$90,456	$6,448
Non-cash investing and financing activities
Cashless exercise of warrants reclassified from warrant liability to common stock	$2,901	$33,111	$-
Stock issued as consideration to acquire Global Cooling, Inc. and Sexton Biotechnologies, Inc.	$264,718	$-	$-
Equipment acquired under operating leases	$6,875	$8,096	$-
Equipment acquired under finance leases	$440	$-	$-
Purchase of property and equipment not yet paid	$197	$-	$29
Reclassification of warrant liabilities to equity upon exercise	$-	$110	$1,749
Stock issued as consideration to acquire SAVSU	$-	$-	$19,932
Stock issued as consideration to acquire assets of CBS	$-	$-	$4,000
Stock issued as consideration to acquire SciSafe	$-	$17,916	$-
Stock issued as bonus consideration	$-	$314	$-
Cash interest paid	$452	$-	$-

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and significant accounting policies

Business

BioLife Solutions, Inc. (“BioLife”, “us”, “we”, “our”, or the “Company”) is a developer, manufacturer, and supplier of a portfolio of bioproduction tools and services including proprietary biopreservation media, automated thawing devices, cloud-connected shipping containers, ultra-low temperature mechanical freezers, cryogenic and controlled rate freezers and biological and pharmaceutical materials storage. Our CryoStor® freeze media and HypoThermosol® hypothermic storage media are optimized to preserve cells in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death. Our Sexton cell processing product line includes human platelet lysates (“hPL”) for cell expansion reducing risk and improving downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal® cryogenic vials that are purpose-built rigid containers used in cell and gene therapy (“CGT”) that can be filled manually or with high throughput systems, and automated cell processing machines that bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination. Our ThawSTAR® product line is comprised of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products help administer temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. Our cryogenic freezer technology provides for controlled rate freezing and cryogenic storage of biologic materials. Our ultra-low temperature mechanical freezers allow biological materials and vaccines to be stored at temperatures which range from negative 20℃ to negative 86℃. Our evo® shipping containers provide cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals. Our biological and pharmaceutical materials storage services provide facilities that allow for real-time tracking of biologic materials and vaccines that can be stored at a wide range of temperatures.

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

Significant estimates and assumptions by management affect the Company’s allowance for doubtful accounts, the net realizable value of inventory, fair value of warrant liability, valuation of market based awards, valuations and purchase price allocations related to investments and business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, share-based compensation, contingent consideration from business combinations, and the recoverability of the Company’s deferred tax assets and the related valuation allowance.

The Company regularly assesses these estimates; however, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Basis of presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, SAVSU Technologies, Inc. (“SAVSU” acquired on August 8, 2019), Arctic Solutions, Inc. doing business as Custom Biogenic Systems (“CBS” acquired on November 12, 2019), SciSafe Holdings, Inc. (“SciSafe” acquired on October 1, 2020), Global Cooling, Inc. doing business as Stirling Ultracold (“Global Cooling” or “GCI” acquired on May 3, 2021), and Sexton Biotechnologies, Inc. (“Sexton” acquired on September 1, 2021). All intercompany accounts and transactions have been eliminated in consolidation.

All long-lived assets are maintained in the United States of America and the Netherlands.

Financial statement reclassification

Certain classifications on the Consolidated Balance Sheets related to accrued expenses and other current liabilities, debt, current portion, and debt, long-term as of December 31, 2020 were reclassified to conform to current period presentation. These reclassifications have no impact on previously reported total revenue, net (loss) income, net assets, or total operating cash flows.

Foreign currency translation

The Company translates balance sheet and income statement items into U.S. dollars. For the Company’s subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates at the balance sheet date; revenue and expenses are translated using quarterly exchange rates which approximate to average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive (loss) income in shareholders' equity.

Segment reporting

The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating and evaluating financial performance.

Revenue recognition

To determine revenue recognition for contractual arrangements that we determine are within the scope of Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. During the year ended December 31, 2021, the Company recognized approximately $671,000 of revenue that was included in the deferred revenue balance at the beginning of the year.

The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of biopreservation media, ThawSTAR, and freezer products. We recognize product revenue, including shipping and handling charges billed to customers, at a point in time when we transfer control of our products to our customers, which is upon shipment for substantially all transactions. Shipping and handling costs are classified as part of cost of product revenue in the Consolidated Statement of Operations. Service revenues are generated from the storage of biological and pharmaceutical materials. We recognize service revenues over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the year ended December 31, 2021.

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

The Company enters into various customer service agreements (collectively, “Service Contracts”) with customers to provide biological and pharmaceutical storage services. In certain of these Service Contracts, the property, plant, and equipment or operating right-of-use assets used to store the customer product are used only for the benefit of one customer. This is primarily driven by the customer’s desire to ensure that sufficient storage capacity is available in a specific geographic location for a set period of time. These agreements may include extension and termination clauses. These Service Contracts do not allow for customers to purchase the underlying assets.

The Company has assessed its Service Contracts and concluded that certain of the contracts for the storage of customer products met the criteria to be considered a leasing arrangement (“Embedded Leases”), with the Company as the lessor. The specific Service Contracts that met the criteria were those that provided a single customer with the ability to substantially direct the use of the Company’s property, plant, and equipment or operating right-of-use assets.

Under ASC 842, consistent with the previous guidance, the Company will continue to recognize operating right-of-use asset embedded lessor arrangements on its Consolidated Balance Sheets in operating right-of-use assets.

None of the Embedded Leases identified by the Company qualify as a sales-type or direct finance lease. None of the operating leases for which the Company is the lessor include options for the lessee to purchase the underlying asset at the end of the lease term or residual value guarantees, nor are any such operating leases with related parties.

Embedded Leases may contain both lease and non-lease components. We have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component as the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease. Non-lease components of the Company’s rental arrangements include reimbursements of lessor costs.

Total bioproduction tools and services revenue for the years ended December 31, 2021, 2020, and 2019 were comprised of the following:

	Year Ended December 31,
(In thousands, except percentages)	2021⁽¹⁾	2020⁽²⁾	2019⁽³⁾
Product revenue
Freezer and thaw	$56,620	$13,548	$3,312
Cell processing	44,965	30,946	23,367
Storage and cold chain services	328	46	165
Service revenue
Storage and cold chain services	9,817	1,752	-
Rental revenue
Storage and cold chain services	7,426	1,795	527
Total revenue	$119,156	$48,087	$27,371

(1)	2021 revenue includes product revenue related to Global Cooling from May 3, 2021 through December 31, 2021 and product revenue related to Sexton from September 1, 2021 through December 31, 2021.
(2)	2020 revenue includes service revenue related to SciSafe from October 1, 2020 through December 31, 2020.
(3)

2019 revenue includes product revenue related to Astero Bio Corporation ("Astero") from April 1, 2019 through December 31, 2019; rental revenue related to SAVSU from August 8, 2019 through December 31, 2019; and product revenue related to CBS from November 12, 2019 through December 31, 2019.

The following table includes estimated rental revenue expected to be recognized in the future related to embedded leases as well as estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting periods. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The estimated revenue in the following table does not include contracts with the original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of December 31, 2021.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts:

	Year Ending December 31,
(In thousands)	2022	2023	2024	Total
Rental revenue	$10,151	$3,748	$900	$14,799
Service revenue	$67	$31	$10	$108

Risks and uncertainties

COVID-19 pandemic

Our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. During the year ended December 31, 2021, many businesses and countries, including the U.S., continued applying preventative and precautionary measures to mitigate the spread of the virus including government orders and other restrictions on the conduct of business operations.

In the year ended December 31, 2021, we experienced supply chain disruptions due to the effects of COVID-19 on our suppliers of sheet metal and electronic components that incorporate semiconductor chips. These supply chain disruptions decreased our profitability as a result of increased supplier pricing and production stoppages. We cannot be assured that a continued or prolonged global pandemic will not have other negative impacts on our manufacturing and shipping processes or our product costs. The extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.

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

As a result of the Company’s outlook for revenue from the ThawSTAR and freezer product lines, estimated undiscounted cash flow projections were developed to determine if any impairment of the related intangible assets was warranted. After conducting such review, the Company determined that there was no impairment of the remaining long-lived assets as of June 30, 2020. Given the inherent uncertainties of the COVID-19 pandemic and the estimates used in these cash flow projections, changes based on facts and circumstances in future quarters could give rise to impairment.

The Company revised the revenue projections for the ThawSTAR and freezer product lines in the second quarter ended June 30, 2020 to determine the impact on the fair value of the contingent consideration related to the existing earnout provisions. Based on results of the year ended December 31, 2020 related to these two product lines, we made further adjustments to our revenue projections. After reviewing the impact of the updated revenue projections on estimated undiscounted cash flow projections, the Company determined that there was no impairment of the remaining long-lived assets as of December 31, 2020. The Company reduced the fair value of the combined contingent consideration liability from $388,000 at June 30, 2020, to $221,000 as of December 31, 2020 due to updated revenue projections, the time value of money, and actual results for the year ended December 31, 2020.

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

We determined that we met the original eligibility requirements per the guidelines original established by the U.S. federal government as part of the CARES Act for the Pursuant to the Paycheck Protection Program (the “PPP”). As such, on April 20, 2020, the Company received $2,175,320 in support from the PPP. Because the U.S. government subsequently changed its position and guidelines related to the PPP and publicly traded companies, the Company repaid the loan on April 29, 2020. As of March 30, 2020, the company started deferring the employer side of social security tax payments. As of December 31, 2021, the amount of deferred social security tax payments was $297,000. In the year ended December 31, 2021, we paid $135,000 of the deferred payments. The remainder of the outstanding balance is anticipated to be paid by December 31, 2022.

In the SciSafe acquisition, the Company acquired a $295,300 loan from the PPP. The loan incurred interest at 1% and was unsecured. Of the principal borrowed, $284,000 was forgiven in December 2021. The remaining principal that was not forgiven was repaid in December 2021.

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

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Year Ended December 31,
(In thousands, except share and earnings per share data)	2021	2020	2019
Basic earnings (loss) per common share Numerator:
Net (loss) income	$(7,635)	$2,667	$(1,657)
Amount attributable to unvested restricted shares	-	(135)	-
Amount attributable to warrants outstanding	-	(82)	-
Net (loss) income allocated to common shareholders	(7,635)	2,450	(1,657)

Denominator:
Weighted-average common shares issued and outstanding	38,503,944	27,306,258	19,460,299
Basic (loss) earnings per common share	$(0.20)	$0.09	$(0.09)

Diluted earnings (loss) per common share Numerator:
Net (loss) income	$(7,635)	$2,667	$(1,657)
Amount attributable to warrants	-	(20)	-
Less: gain related to change in fair value of warrants	-	(3,601)	-
Diluted (loss) earnings per common share	(7,635)	(954)	(1,657)

Denominator:
Weighted-average common shares issued and outstanding	38,503,944	27,306,258	19,460,299
Diluted (loss) earnings per common share	$(0.20)	$(0.03)	$(0.09)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Stock options and restricted stock awards	1,637,745	2,131,794	2,564,456
Warrants	18,204	1,499,953	2,956,039
Total	1,655,949	3,631,747	5,520,495

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in the Company’s consolidated statements of cash flows for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash and cash equivalents	$69,860	$90,403	$6,448
Restricted cash	10	53	-
Total cash, cash equivalents, and restricted cash	$69,870	$90,456	$6,448

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

Accounts receivable are stated at principal amount, do not bear interest, and are generally unsecured. We provide an allowance for doubtful accounts based on an evaluation of the collectability of customer account balances. Accounts considered uncollectible are charged against the established allowance.

Investments

We periodically invest in securities of private companies to promote business and strategic objectives. These investments are measured and recorded as follows:

Non-marketable equity securities are equity securities without a readily determinable fair value. As of December 31, 2021, these investments are comprised of $3.4 million in Series A-1 and A-2 Preferred Stock in iVexSol, Inc. (“iVexSol”) and $995,000 in Series E Preferred Stock in PanTHERA CryoSolutions, Inc. (“PanTHERA”). As of December 31, 2020, these investments were comprised of $1.5 million in Series A Preferred Stock in Sexton, $3.4 million in Series A-1 and A-2 Preferred Stock in iVexSol, Inc. (“iVexSol”), and $995,000 in Series E Preferred Stock in PanTHERA CryoSolutions, Inc. (“PanTHERA”).

As of December 31, 2021, Sexton is consolidated in the Consolidated Financial Statements as a result of the step-acquisition completed September 1, 2021. As of December 31, 2020, the Sexton investment was measured and recorded using a measurement alternative for equity investments that do not have a readily determinable fair value that measures the securities at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar investments of the same issuer. In September of 2019, the Company invested $1.0 million in a convertible note receivable of iVexSol, Inc. The Company made an irrevocable election to record this convertible note in its entirety at fair value utilizing the fair value option available under U.S. GAAP. The Company believed that carrying this investment at fair value better portrayed the economic substance of the investment. Under the fair value option, gains and losses on the convertible note were included in unrealized gains/(losses) on investments within net earnings each applicable reporting period. Gains related to the increase in fair value of this convertible note were zero, $1.3 million and zero for the years ended December 31, 2021, 2020, and  2019, respectively. The fair value of the note on the date of investment was determined to be equal to its principal amount. Interest income related to this note was recorded separately from other changes in its fair value within interest income each period. In November of 2020, the Company elected to convert the note into Series A-1 Preferred Stock and invest an additional $1.0 million in Series A-2 Preferred Stock in iVexSol. The Preferred Stock investments in iVexSol are carried at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar investments of the same issuer.

In November of 2020, the Company invested $995,000 in Class E Preferred Shares in PanTHERA CryoSolutions, Inc. In conjunction with this investment, the Company executed a development and license agreement with PanTHERA under which the Company will make milestone development payments up to $2 million in the event that certain milestones are met in exchange for exclusive, perpetual, worldwide marketing and distribution rights to the technology for use in cell and gene therapy applications. In June of 2021, PanTHERA satisfied the first milestone and the Company paid $200,000 in accordance with the agreement. The Preferred Stock investments in PanTHERA are carried at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar investments of the same issuer.

As of December 31, 2021, management believes there are no indications of impairment or changes in fair value for the investments in iVexSol or PanTHERA.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Carrying values are reviewed for recoverability at the asset grouping level to determine if the facts and circumstances suggest that a potential impairment may have occurred. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended December 31, 2021, 2020, and 2019.

Assets held for rent

Assets held for rent are carried at cost less accumulated depreciation. These assets consist of dedicated storage space, evo shippers and related components in production shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. Assets utilized to provide dedicated storage space are depreciated over their applicable useful lives once placed in service. Shippers are depreciated over a useful life of three years when in use by customers.

Our customers rent assets per a rental agreement. Each agreement provides for fixed monthly rent. Rental revenue and fees are recognized over the rental term on a straight-line basis. We retain the ownership of the assets rented. At the end of the rental agreement, the customer returns the asset to the Company.

Assets held for rent are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Carrying values are reviewed for recoverability at the asset grouping level to determine if the facts and circumstances suggest that a potential impairment may have occurred. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended December 31, 2021, 2020, and 2019.

Lease accounting

We determine if an arrangement is a lease at inception. Where an arrangement is a lease, we determine if it is an operating lease or a finance lease. At lease commencement, we record a lease liability and corresponding right-of-use (“ROU”) asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of our lease liability is determined using our incremental collateralized borrowing rate at lease inception. ROU assets represent our right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term we use the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized in a manner that results in straight-line expense recognition.

We elected to apply the practical expedient for short-term leases and accordingly do not apply lease recognition requirements for short-term leases with a duration less than twelve months. Instead, we recognize payments related to these arrangements in the consolidated statement of operations as lease costs on a straight-line basis over the lease term.

Warranty

Our standard warranty terms typically extend between one year and seven years from the date of delivery. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost over the period.

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

Judgment is applied in the determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of December 31, 2021, the Company has an unrecorded tax benefit of $255,000 related to tax attributes being carried forward. The Company is generally subject to examination by U.S. federal and local income tax authorities for all tax years in which loss carryforward is available.

Advertising

Advertising costs are expensed as incurred and totaled $552,000, $167,000, and $43,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Concentrations of risk

In the years ended December 31, 2021, 2020, and 2019, we derived approximately 17%, 13%, and 15% of our revenue from one customer, one customer, and one customer, respectively. No other customers accounted for more than 10% of revenues. Revenue from foreign customers is denominated in United States dollars or euros.

In the year ended December 31, 2019, we made approximately 12% of purchases from one supplier. No other suppliers accounted for more than 10% of purchases in the years ended December 31, 2021, 2020, and 2019.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Year Ended December 31,
Revenue by customers’ geographic locations	2021	2020	2019
United States	78%	73%	69%
Canada	7%	13%	16%
Germany	4%	4%	3%
Europe, Middle East, Africa (excluding Germany)	10%	8%	11%
Other	1%	2%	1%
Total revenue	100%	100%	100%

The following table represents the Company’s long-lived assets by geographic area as of December 31:

(In thousands)	2021	2020
United States	$40,708	$30,389
Netherlands	5,903	-
Total	$46,611	$30,389

As of December 31, 2021 and 2020, two customers and one customer accounted for 32% and 17% of gross accounts receivable, respectively. No other customers accounted for more than 10% of our gross accounts receivable.

As of December 31, 2021 and 2020, one supplier and one supplier accounted for 10% and 21% of accounts payable, respectively. No other suppliers accounted for more than 10% of our accounts payable.

Research and development

Research and development costs are expensed as incurred.

Stock-based compensation

We measure and record compensation expense using the applicable accounting guidance for share-based payments related to stock options, time-based restricted stock, market-based restricted stock awards and performance-based restricted stock awards granted to our directors and employees. The fair value of stock options, including performance awards, without a market-based condition is determined by using the Black-Scholes option-pricing model. The fair value of restricted stock awards with a market condition is estimated at the date of grant using the Monte Carlo Simulation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The fair value of restricted stock, including performance awards, without a market condition is estimated using the current market price of our common stock on the date of grant.

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

We have, from time to time, modified the terms of restricted stock awards awarded to employees. We account for the incremental increase in the fair value over the original award on the date of the modification as an expense for vested awards or over the remaining service (vesting) period for unvested awards. The incremental compensation cost is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification.

Business combinations, goodwill and intangible assets

Business combinations

The Company accounts for business acquisitions using the acquisition method as required by FASB ASC Topic 805, Business Combinations.

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

Goodwill

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. Goodwill is not amortized but is tested for impairment at least annually. The Company reviews goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount (a triggering event).  The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in FASB ASC Topic 350, Intangibles – Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative goodwill impairment test is unnecessary and goodwill is considered to be unimpaired. However, if based on the qualitative assessment the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed with performing the quantitative goodwill impairment test.  In performing the quantitative goodwill impairment test, the Company determines the fair value of its reporting unit and compares it to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the Company records an impairment loss equal to the difference. The Company operates as one reporting unit as of the goodwill impairment measurement date in the fourth quarter of 2021. As of the testing date and the period after that date through the issuance date of our financial statements, the Company has observed no indicators of potential goodwill impairment at any point during the period based on its qualitative assessment.

Intangible assets

Intangible assets with a definite life are amortized over their estimated useful lives using the straight-line method and the amortization expense is recorded within intangible asset amortization in the Consolidated Statements of Operations. If the estimate of a definite-lived intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Definite-lived intangible assets and their related estimated useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. The Company determined that no adverse conditions existed that would indicate that the carrying value of these assets may not be recoverable.

Indefinite-lived intangibles are carried at the initially recorded fair value less any recognized impairment. In-process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life. When the IPR&D project is complete, it is reclassified as a definite-lived intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, a charge would be recorded for the value of the related intangible asset to our Consolidated Statement of Operations in the period it is abandoned. Indefinite-lived intangibles are tested annually for impairment. Impairment assessments are conducted more frequently if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. The Company performed a quantitative impairment test of one of the IPR&D assets acquired during 2021 during the fourth quarter of 2021 and determined that no impairment existed. The Company performed a qualitative test for the other IPR&D assets acquired during 2021 and determined that no impairment existed.

Certain warrants which have features that may result in cash settlement

Warrants that include cash settlement features are recorded as liabilities at their estimated fair value at the date of issuance and are remeasured at fair value each reporting period with the increase or decrease in fair value recorded in the Consolidated Statements of Operations. The warrants are measured at estimated fair value using the Black Scholes valuation model, which is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the contractual remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. As of December 31, 2021, no warrants were outstanding. The following is our weighted average assumptions used in the Black Scholes calculations of the warrants as of December 31:

	2020	2019
Risk free interest rate	0.1%	1.9%
Expected dividend yield	0.0%	0.0%
Contractual remaining lives	0.2	1.7
Expected volatility	56.8%	70.3%

Recent accounting pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase the transparency of government assistance including the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance, and the effect of the assistance on an entity’s financial statements. The guidance in this update will be effective for fiscal years beginning after December 15, 2023, with early application of the amendments allowed. The amendments are to be applied prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or, retrospectively to those transactions. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update amends guidance to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in an interim period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments. The guidance in ASU 2021-05 amends the lease classification requirements for the lessors under certain leases containing variable payments to align with practice under Accounting Standards Codification (“ASC”) 840. The lessor should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in ASC 842-10-25-2 through 25-3; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance and it did not have a material impact on the company’s financial position, results of operation or cash flows.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform—Scope, which clarified the scope and application of the original guidance. The Company will adopt these standards when LIBOR is discontinued. The ASU can be adopted no later than December 1, 2022, with early adoption permitted. The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For companies that qualified as Smaller Reporting Companies as defined by the SEC as of November 19, 2019, ASU 2016-13 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its financial statements.

2.	Fair value measurement

In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”), the Company measures its financial instruments at fair value on a recurring basis. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of their short maturities. The carrying values of our long-term debt, which is classified within Level 2 in the fair value hierarchy, approximates fair value as our borrowings with lenders are at interest rates that approximate market rates for comparable loans. The Company also measures certain assets and liabilities at fair value on a non-recurring basis when applying acquisition accounting. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value fair hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The fair value of the Astero contingent consideration liability was initially valued based on unobservable inputs using a Black-Scholes valuation model. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 17.5%, risk-free rates between 2.29% and 2.41% and revenue volatility of 56%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in the change in fair value of contingent consideration in the Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of December 31, 2021, the Company assessed the probability of meeting previously determined metrics as unlikely. The Company recognized a reduction of $81,000 in the Change in Fair Value of Contingent Consideration in the Consolidated Statements of Operations for the year ended December 31, 2021. This Contingent Consideration liability is included in the Consolidated Balance Sheets as of December 31, 2020 in the amount of $81,000.

The fair value of the CBS contingent consideration liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 26.0%, a risk-free rate of approximately 1.74% and revenue volatility of 70%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in the change in fair value of contingent consideration in the consolidated statements of operations. During the most recent re-measurement of the Contingent Consideration liability as of December 31, 2021, the Company used a discount rate of 21.0%, a risk-free rate of 0.23% and revenue volatility of 63%. This Contingent Consideration Liability is included in the Consolidated Balance Sheet as of December 31, 2021 and 2020 in the amount of $140,000.

The fair value of the SciSafe contingent consideration liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 4.5%, a risk-free rate of approximately 0.20%, asset volatility of 60%, and revenue volatility of 15%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. At the acquisition date, the contingent consideration was determined to have a fair value of $3.7 million. Subsequent to the acquisition date, the contingent consideration liability was re-measured to fair value with changes recorded in the change in fair value of contingent consideration in the consolidated statements of operations. During the most recent re-measurement of the contingent consideration liability as of December 31, 2021, the Company used a discount rate of 7.1%, a risk-free rate of approximately 0.85%, asset volatility of 72%, and revenue volatility of 27%. This contingent consideration liability is included in the Consolidated Balance Sheets as of December 31, 2021 and 2020 in the amounts of $9.9 million and $6.9 million, respectively. The changes in fair value of contingent consideration of $3.0 million and $3.3 million associated with this liability are included within the Change in Fair Value of Contingent Consideration in the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, respectively.

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

There were no remeasurements to fair value during the year ended December 31, 2021 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, based on the three-tier fair value hierarchy:

(In thousands)

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$63,873	$-	$-	$63,873
Total	63,873	-	-	63,873
Liabilities:
Contingent consideration - business combinations	-	-	10,027	10,027
Total	$-	$-	$10,027	$10,027

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$90,403	$-	$-	$90,403
Total	90,403	-	-	90,403
Liabilities:
Contingent consideration - business combinations	-	-	7,152	7,152
Warrant liability	-	-	2,780	2,780
Total	$-	$-	$9,932	$9,932

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

The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs for the years ended  December 31, 2021, 2020, and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Beginning balance	$7,152	$1,914	-
Additions	-	3,663	2,347
Change in fair value recognized in net (loss) income	2,875	1,575	50
Payments earned, reclassified to accrued liabilities	-	-	(483)
Ending balance	$10,027	$7,152	$1,914

The following table presents the changes in fair value of warrant liabilities which are measured using Level 3 inputs for the years ended  December 31, 2021, 2020, and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Beginning balance	$2,780	$39,602	28,516
Exercised warrants	(2,901)	(33,221)	(1,749)
Change in fair value recognized in net (loss) income	121	(3,601)	12,835
Ending balance	$-	$2,780	$39,602

3.	Inventories

Inventories consist of the following as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Raw materials	$17,252	$2,855
Work in progress	5,015	2,006
Finished goods	6,078	6,741
Total	$28,345	$11,602

4.	Assets held for rent

Assets held for rent consist of the following as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Shippers placed in service	$5,645	$3,171
Fixed assets held for rent	4,040	-
Accumulated depreciation	(2,272)	(411)
Net	7,413	2,760
Shippers and related components in production	2,396	1,945
Total	$9,809	$4,705

Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $1.9 million, $671,000, and $174,000 in depreciation expense related to assets held for rent during the years ended December 31, 2021, 2020, and 2019, respectively.

5.	Leases

We have various operating lease agreements for office space, warehouses, manufacturing, and production locations as well as vehicles and other equipment. Our real estate leases have remaining lease terms of one to ten years. We exclude options that are not reasonably certain to be exercised from our lease terms, ranging from one to five years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. For certain leases, we receive incentives from our landlords, such as rent abatements, which effectively reduce the total lease payments owed for these leases. Vehicle and other equipment operating leases have terms between one and five years.

Our financing leases relate to research equipment, machinery, and other equipment.

The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of December 31, 2021 and 2020:

	2021	2020
Weighted average discount rate - operating leases	3.8%	3.3%
Weighted average discount rate - finance leases	6.1%	5.7%
Weighted average remaining lease term in years - operating leases	7.8	9.4
Weighted average remaining lease term in years - finance leases	3.0	2.6

The components of lease expense for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Operating lease costs	$2,817	$839	$612
Short-term lease costs	1,727	277	51
Total operating lease costs	4,544	1,116	663

Variable lease costs	749	357	299
Total lease expense	$5,293	$1,473	$962

Maturities of our lease liabilities as of December 31, 2021 are as follows:

(In thousands)	Operating Leases	Financing Leases
2022	$3,443	$171
2023	3,151	171
2024	2,883	101
2025	2,497	37
2026	2,006	2
Thereafter	8,364	-
Total lease payments	22,344	482
Less: interest	(3,120)	(42)
Total present value of lease liabilities	$19,224	$440

6.	Goodwill and intangible assets

Goodwill

The following table represents the changes in the carrying value of goodwill for the years ended December 31, 2021 and 2020:

(In thousands)	Goodwill
Balance as of December 31, 2019	$33,637
Correction of an error related to CBS goodwill	(131)
Goodwill related to SciSafe acquisition	24,943
Balance as of December 31, 2020	58,449
Goodwill related to Global Cooling acquisition	137,822
Goodwill related to Sexton acquisition	28,470
Balance as of December 31, 2021	$224,741

We adjusted goodwill from the CBS Acquisition related to an immaterial error of $131,000 in payables that were paid during closing and incorrectly recorded as liabilities in our purchase price accounting as of December 31, 2019. We reduced our goodwill and accounts payable by $131,000 in the year ended December 31, 2020.

Intangible assets

Intangible assets, net consisted of the following as of December 31, 2021 and 2020:

(In thousands, except weighted average useful life)	December 31, 2021
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$17,516	$(1,776)	$15,740	10.3
Tradenames	35,574	(2,306)	33,268	13.8
Technology - acquired	41,942	(7,789)	34,153	5.9
Non-compete agreements	1,990	(442)	1,548	3.0
In-process research and development⁽¹⁾	67,440	-	67,440	N/A
Total intangible assets	$164,462	$(12,313)	$152,149	9.8

	December 31, 2020
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$8,220	$(330)	$7,890	12.8
Tradenames	6,610	(508)	6,102	14.0
Technology - acquired	19,670	(3,232)	16,438	7.1
Non-compete agreements	660	(41)	619	3.8
Total intangible assets	$35,160	$(4,111)	$31,049	9.7

(1)	In-process R&D represents the fair value of incomplete research and development that has not yet reached technological feasibility. We will amortize the asset upon technological feasibility.

Amortization expense for finite-lived intangible assets was $8.2 million, $3.0 million, and $1.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, the Company expects to record the following amortization expense:

(In thousands)
For the Years Ending December 31,	Estimated Amortization Expense
2022	$11,421
2023	10,951
2024	10,126
2025	9,748
2026	9,346
Thereafter	33,117
Total	$84,709

7.	Line of credit and long-term debt

Line of credit

In May 2021, the Company acquired Global Cooling and assumed a line of credit which bore interest at a floating rate equal to the 3-month LIBOR rate plus 5.50%. The maximum allowed on the line of credit was $5.0 million. The line was secured by substantially all assets of Global Cooling. In October 2021, the Company paid off the entirety of the outstanding balance on the line of credit and all related interest.

Long-term debt

In May 2021, the Company assumed three term notes in the acquisition of Global Cooling. At the time of acquisition, these notes carried aggregate outstanding principal balances of $4.4 million. These term notes bore interest at a floating rate equal to the 3-month LIBOR rate plus 6.50%. The term notes included financial covenants tied to the performance of Global Cooling.

In October 2021, the Company entered into amended and restated term notes for all three term notes assumed in the acquisition of Global Cooling. Pursuant to the loan agreements, one lender provided two term notes in the amounts of $1.4 million and $1.4 million. A separate lender provided one term note in the amount of $1.8 million. All three term notes bear interest at a fixed rate of 4%, are interest-only with one balloon principal payment at maturity, and can be pre-paid without penalty at any time. All financial covenants included in the original agreements previously in effect were removed by the amended loan agreements.

Long-term debt consisted of the following as of December 31, 2021 and 2020:

			December 31,
(In thousands)	Maturity Date	Interest Rate	2021	2020
2022 term loan 1	Sep-24	4.0%	$1,750	$-
2022 term loan 2	Various	4.0%	2,813	-
Insurance premium financing	Apr-22	4.0%	373	-
Paycheck Protection Program loan	May-22	1.0%	-	295
Freezer equipment loan	Dec-25	5.7%	612	365
Manufacturing equipment loans	Oct-25	5.7%	355	439
Freezer installation loan	Various	6.3%	1,334	156
Other loans	Various	Various	9	14
Total debt, excluding unamortized debt issuance costs			7,246	1,269
Less: unamortized debt issuance costs			(31)	-
Total debt			7,215	1,269
Less: current portion of debt			(862)	(614)
Total long-term debt			$6,353	$655

The 2022 term loans are secured by substantially all assets of Global Cooling. Equipment loans are secured by the financed equipment.

As of December 31, 2021, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2022	$862
2023	813
2024	2,294
2025	543
2026	221
Thereafter	2,513
Total debt, excluding unamortized debt issuance costs	7,246
Less: unamortized debt issuance costs	(31)
Total debt	$7,215

8.	Income taxes

The following are the domestic and foreign components of the Company's loss before income taxes:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Domestic	$(27,317)	$(597)	$(3,198)
Foreign	(436)	-	-
Total	$(27,753)	$(597)	$(3,198)

Income tax benefit consists of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current:
Federal	$-	$-	$-
State	-	33	-
Foreign	9	-	-
Total current tax provision	9	33	-

Deferred:
Federal	(17,703)	(3,297)	(1,541)
State	(2,424)	-	-
Foreign	-	-	-
Total deferred tax benefit	(20,127)	(3,297)	(1,541)

Income tax benefit	$(20,118)	$(3,264)	$(1,541)

In the years ended December 31, 2021, 2020, and 2019, income tax benefit included excess tax benefits from stock-based compensation of $10.5 million, $3.2 million, and $2.3 million, respectively.

In connection with the 2021 Global Cooling acquisition, the Company recognized a deferred tax liability estimated to be $24.1 million. As a result, the Company recorded an income tax benefit of $8.0 million for the release of valuation allowance on our existing U.S. deferred tax assets as a result of the offset of the deferred tax liabilities established for intangible assets from the acquisition. In connection with the 2021 Sexton acquisition, the Company recorded a deferred tax liability estimated to be $1.5 million with an offset to goodwill.

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

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory tax	21%	21%	21%
State tax, net of federal benefit	7%	39%	-
Stock compensation	38%	538%	74%
Sec. 162(m) limitation on executive compensation	(12%)	(35%)	(17%)
Fair value change in contingent consideration	(2%)	(81%)	-
Fair value change in warrant liability	-	127%	(82%)
Transaction costs	(1%)	(6%)	(4%)
Gain on stock acquisition	5%	-	64%
Tax credits	-	12%	5%
Change in valuation allowance	21%	35%	(5%)
Book loss on equity method investment	-	-	(5%)
Expired net operating losses	(5%)	(100%)	(5%)
Other	-	(3%)	1%
Total	72%	547%	47%

The principal components of the Company’s net deferred tax assets are as follows as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Deferred tax assets related to:
Net operating loss carryforwards	$27,500	$12,314
Stock-based compensation	2,066	1,678
Accruals and reserves	2,902	427
Inventory	236	142
Lease liabilities	4,198	2,247
Tax credit carryforward	594	225
Other	318	48
Total deferred tax assets	37,814	17,081

Deferred tax liabilities related to:
Intangibles	(35,241)	(5,025)
Right-of-use assets	(4,070)	(2,261)
Fair value change in investments	(294)	(287)
Fixed assets	(1,203)	(959)
Other	-	(51)
Total deferred tax liabilities	(40,808)	(8,583)

Net deferred tax (liabilities) assets before valuation allowance	(2,994)	8,498
Less: valuation allowance	(2,493)	(8,498)
Net deferred tax liabilities	$(5,487)	$-

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The assessment regarding whether a valuation allowance is required on deferred tax assets considers the evaluation of both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. The valuation allowance recorded as of December 31, 2021 and 2020 primarily relates to deferred tax assets for net operating loss carryforwards.

The changes in the valuation allowance for deferred tax assets were as follows:

(In thousands)	2021	2020	2019
Balance at January 1	$8,498	$8,706	$8,345
Deferred tax liabilities assumed through acquisitions	(8,498)	(3,297)	(1,541)
Charged to income tax expense	2,493	3,089	1,902
Balance at December 31	$2,493	$8,498	$8,706

As of December 31, 2021, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $120.6 million. Approximately $39.5 million of NOL will expire from 2023 through 2037, and approximately $81.1 million of NOL will be carried forward indefinitely. The NOL carryforwards are subject to an annual limitation in the event of certain cumulative changes in the ownership interest. This limited the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years.

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities.

A reconciliation of the beginning and ending balances of uncertain tax positions in the years ended December 31, 2021 and 2020 is as follows:

(In thousands)	2021	2020
Balance as of January 1	$96	$-
Increase related to prior year tax positions	-	36
Increase related to current year tax positions	159	60
Balance as of December 31	$255	$96

The Company did not have any uncertain tax positions or changes in uncertain tax positions as of or in the year ended December 31, 2019. The Company is generally subject to examination by U.S. federal and local income tax authorities for all tax years in which loss carryforward is available, which includes 2003 through 2021.

9.	Warrants

In March 2014, pursuant to a to a registered public offering and note conversion agreement with certain note holders, the Company issued warrants to purchase 6,910,283 shares of common stock at $4.75 per share. The warrants had an original expiration date of March 2021.

In May 2016, in connection with a credit facility, the Company issued a warrant to purchase 550,000 shares of common stock at $1.75 per share. The warrant was immediately exercisable and had an original expiration date of May 2021.

In May 2020, the Company entered into separate warrant exercise agreements with WAVI Holding AG and Taurus4757 GmbH pursuant to which the warrant holders immediately exercised their respective warrants via a “cashless” exercise as agreed to by the Company. As a result of the cashless exercise, the Company issued an aggregate of 2,747,970 shares of Company common stock upon cashless exercise of an aggregate of 3,871,405 warrants.

In March 2021, all remaining outstanding warrants were exercised via a “cashless” exercise. As a result of the cashless exercise, the Company issued an aggregate of 70,030 shares of Company common stock upon cashless exercise of an aggregate of 79,100 warrants.

The following table summarizes warrant activity for the years ended December 31, 2021, 2020, and 2019:

	2021		2020		2019
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	79,100	$4.75	3,959,005	$4.33	4,080,005	$4.35
Exercised	(79,100)	4.75	(3,879,905)	4.33	(121,000)	4.75
Outstanding and exercisable at end of year	-	$-	79,100	$4.75	3,959,005	$4.33

10.	Stock-based compensation

Stock compensation plans

Our stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We have the following stock-based compensation plans and programs:

During 2013, we adopted the 2013 Performance Incentive Plan (the “2013 Plan”), which allows us to grant options or restricted stock awards to all employees, including executive officers, outside consultants and non-employee directors. An aggregate of 3.1 million shares of common stock were initially reserved for issuance under the 2013 Plan. In May 2017, July 2020, and June 2021, the shareholders approved an increase in the number of shares available for issuance to 4.1 million shares, 5.0 million shares, and 6.5 million shares, respectively. As of December 31, 2021, there were outstanding options to purchase 589,000 shares of Company common stock and 1.4 million unvested restricted stock awards outstanding under the 2013 Plan.

The Company also issued, outside any approved compensation plans, non-incentive stock options. As of December 31, 2021, there were 36,000 such options outstanding which were fully vested prior to 2019.

Issuance of shares

When options and warrants are exercised, it is the Company’s policy to issue new shares.

Stock option activity

Service vesting-based stock options

The following is a summary of service vesting-based stock option activity for the year ended December 31, 2021 and 2020, and the status of service vesting-based stock options outstanding as of  December 31, 2021 and 2020:

	2021		2020
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding as of beginning of year	844,455	$2.00	1,570,455	$1.96
Exercised	(183,064)	1.61	-	-
Forfeited	(1,146)	5.69	(726,000)	1.91
Expired	(35,714)	1.73	-	-
Outstanding as of end of year	624,531	$2.13	844,455	$2.00

Stock options exercisable at year end	624,531	$2.13	832,478	$1.98

We recognized stock compensation expense related to service-based options of $25,000, $119,000, and $370,000 during the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021, there was $21.9 million of aggregate intrinsic value of outstanding service vesting-based stock options, including $21.9 million of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised during the years ended December 31, 2021, 2020, and 2019 was $6.9 million, $13.1 million, and $7.1 million, respectively. There were no service based-vesting options granted during the years ended December 31, 2021, 2020, and 2019. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable as of December 31, 2021 is 3.2 years. There were no unrecognized compensation costs for service vesting-based stock options as of December 31, 2021.

The following table summarizes information about service vesting-based stock options outstanding as of December 31, 2021:

Range of Exercise Prices			Number Outstanding as of December 31, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	-	1.50	26,428	1.05	$1.38
$1.51	-	2.00	290,760	3.27	1.87
$2.01	-	2.50	265,775	3.35	2.06
$2.51	-	8.60	41,568	3.75	4.86
			624,531	3.24	$2.13

Performance-based stock options

The Company’s Board of Directors implemented a Management Performance Bonus Plan for 2017. Based on achieving varying levels of specified revenue for the year ending December 31, 2017, up to 1,000,000 options to purchase shares of the Company’s common stock were available for vesting. The options had an exercise price of $1.64 and vested if revenue levels for 2017 were met. If the minimum performance targets were not achieved, no options would have vested. On February 27, 2018, the Company’s Board of Directors determined that the specified revenue target had been achieved. Accordingly, 999,997 options to purchase shares of the Company’s common stock vested in 2017 and 2018.

The following is a summary of performance-based stock option activity under our stock option plans for the years ended December 31, 2021 and 2020, and the status of performance-based stock options outstanding as of  December 31, 2021 and 2020:

	2021		2020
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding as of beginning of year	686,001	$1.64	737,497	$1.64
Exercised	(686,001)	1.64	(51,496)	1.64
Outstanding as of end of year	-	$-	686,001	$1.64

Stock options exercisable as of year end	-	$-	686,001	$1.64

No stock compensation expense was recognized during the years ended December 31, 2021, 2020, and 2019 related to performance-based options. The intrinsic value of performance-based awards exercised during the years ending December 31, 2021, 2020, and 2019 was $27.4 million, $1.3 million, and $3.7 million, respectively. There were no stock options granted to employees and non-employee directors in the years ending December 31, 2021, 2020, and 2019.

Restricted stock

Service vesting-based restricted stock

The following is a summary of service vesting-based restricted stock activity for the years ended December 31, 2021 and 2020, and the status of unvested service vesting-based restricted stock outstanding as of  December 31, 2021 and 2020:

	2021		2020
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	930,854	$19.31	429,399	$13.25
Granted	801,484	47.20	717,267	20.88
Granted in lieu of cash	-	-	34,154	9.18
Vested	(378,502)	19.31	(208,858)	11.32
Forfeited	(141,053)	36.95	(41,108)	15.47
Non-vested as of year end	1,212,783	$37.48	930,854	$19.31

On November 4, 2021, the Board of Directors approved to modify certain restricted stock awards that were awarded to one executive that otherwise would have expired upon the executive’s intended retirement in early 2023. The modification accelerated the vesting of the awards to vest equally over four quarters in the year ended December 31, 2022. We recorded incremental stock-based compensation expense of $666,000 in the year ended December 31, 2021 for this stock option modification.

The aggregate fair value of the service vesting-based awards granted during the years ended December 31, 2021, 2020, and 2019 was $37.8 million, $15.3 million, and $5.3 million, respectively. The aggregate fair value of the service vesting-based awards that vested during the years ended December 31, 2021, 2020, and 2019 was $15.9 million, $4.5 million, and $1.9 million, respectively.

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

We recognized stock compensation expense of $12.7 million, $3.0 million, and $1.2 million related to service vesting-based awards during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, there was $38.9 million in unrecognized compensation costs related to service vesting-based awards. We expect to recognize those costs over 3.0 years.

Performance-based restricted stock

On March 25, 2020, the Company granted 82,805 shares of performance-based stock to its executives in the form of restricted stock. The shares granted contain a performance condition based on several Company metrics related to 2020 performance. The grant date fair value of this award was $9.18 per share. The fair value of this award was expensed on a straight-line basis over the requisite service period ending on December 31, 2020.

The following is a summary of performance-based restricted stock activity for the years ended December 31, 2021 and 2020:

	2021		2020
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	-	$-	-	$-
Granted	-	-	82,805	9.18
Vested	-	-	(82,805)	9.18
Non-vested as of year end	-	$-	-	$-

We recognized stock compensation expense of zero, $760,000, and zero related to performance-based restricted stock awards for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, there were no unrecognized non-cash compensation costs related to performance-based restricted stock awards. Non-cash compensation costs were expensed over the period for which performance was measured.

The aggregate fair value of the performance-based awards granted during the years ended December 31, 2021, 2020, and 2019 was zero, $760,000, and zero, respectively. The aggregate fair value of the performance-based awards that vested during the years ended December 31, 2021, 2020, and 2019 was zero, $2.3 million, and zero, respectively.

Market-based restricted stock

The following is a summary of market-based restricted stock activity under our stock option plan for the years ended December 31, 2021 and 2020 and the status of market-based restricted stock outstanding as of December 31, 2021 and 2020:

	2021		2020
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	224,774	$19.20	123,851	$26.99
Granted	152,665	32.50	109,140	10.95
Vested	(231,268)	26.98	-	-
Forfeited	(6,415)	40.65	(8,217)	27.02
Non-vested as of year end	139,756	$19.86	224,774	$19.20

On February 25, 2019 the Company granted 94,247 shares and on April 1, 2019 granted 29,604 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. On February 8, 2021, the Company determined the TSR attainment was 200% of the targeted shares, resulting in 115,634 shares being granted and 231,268 shares vesting to current employees of the Company based on our total shareholder return during the period beginning on January 1, 2019 through December 31, 2020 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined at the grant date using a Monte Carlo simulation with the following assumptions: a historical volatility of 69%, 0% dividend yield and a risk-free interest rate of 2.5%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $3.1 million was expensed on a straight-line basis over the grant date to the vesting date of December 31, 2020.

On March 25, 2020, the Company granted 109,140 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2020 through December 31, 2021 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined at the grant date using a Monte Carlo simulation with the following assumptions: a historical volatility of 78%, 0% dividend yield and a risk-free interest rate of 0.3%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $1.2 million was expensed on a straight-line basis over the grant date to the vesting date of December 31, 2021.

On February 8, 2021, the Company granted 30,616 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 68%, 0% dividend yield and a risk-free interest rate of 0.1%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $1.3 million is being expensed on a straight-line basis over the grant date to the vesting date of December 31, 2022.

On May 3, 2021, the Company granted 6,415 shares of market-based stock to one executive in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to the recipient based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 68%, 0% dividend yield and a risk-free interest rate of 0.2%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. In November 2021, the executive departed the company and, as a result, forfeited these shares, resulting in no expense being recognized in the year ended December 31, 2021 for this award.

We recognized stock compensation expense of $1.4 million, $2.1 million, and $1.5 million related to market-based restricted stock awards for the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021, there was $834,000 in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1.0 year.

The aggregate fair value of the market-based awards granted during the years ended December 31, 2021, 2020, and 2019 was $1.8 million, $1.2 million, and $3.3 million, respectively. The aggregate fair value of the market-based awards that vested during the years ended December 31, 2021, 2020, and 2019 was $10.2 million, zero, and zero, respectively.

Total stock compensation expense

We recorded total stock compensation expense for the years ended December 31, 2021, 2020, and 2019, as follows:

	2021	2020	2019
Research and development costs	$1,906	$1,012	$571
Sales and marketing costs	1,788	852	711
General and administrative costs	8,061	3,518	1,584
Cost of revenue	2,201	599	177
Total	$13,956	$5,981	$3,043

11.	Commitments and contingencies

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2021.

12.	Acquisitions

Sexton acquisition

General terms and effects

On August 9, 2021, BioLife entered into an Agreement and Plan of Merger (the “Sexton Merger Agreement”) with BLFS Merger Sub, Inc., a Delaware corporation (“Sexton Merger Sub”), Fortis Advisors LLC, in its capacity as the representative of the stockholders of Sexton (the “Sexton Seller Representative”) and Sexton, a Delaware corporation. The acquisition strengthens BioLife’s offerings in the cell and gene therapy and broader biopharma markets.

On September 1, 2021, the Company completed the merger of Sexton Merger Sub with and into Sexton and Sexton became a wholly-owned subsidiary of the Company (the “Sexton Merger”). As consideration for the Sexton Merger (the “Sexton Merger Consideration”), holders of common stock, preferred stock and options of Sexton, other than the Company (collectively, the “Sexton Participating Holders”), are entitled to receive an aggregate of 530,502 newly issued shares of the Company’s common stock, subject to certain post-closing adjustments, of which 477,452 shares of Common Stock were issued to the Sexton Participating Holders at the Closing, and 53,050 shares of Common Stock, or approximately 10% of the Merger consideration, were deposited into an escrow account for indemnification and post-closing purchase price adjustment purposes. Prior to the merger, the Company held preferred stock in Sexton, which was accounted for using a measurement alternative that measures the securities at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar investments of the same issuer. The Company accounted for the merger as a step acquisition, which required remeasurement of the Company’s existing ownership in Sexton to fair value prior to completing the acquisition method of accounting. Using step acquisition accounting, the Company increased the value of its existing equity interest to its fair value, resulting in the recognition of a non-cash gain of $6.5 million, which was included in the gain on acquisition of Sexton Biotechnologies, Inc. in the Consolidated Statements of Operations for the year ended December 31, 2021. The Company utilized a market-based valuation approach to determine the fair value of the existing equity interest based on the total merger consideration offered and the Company’s stock price at acquisition.

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

Fair value of net assets acquired

Under the acquisition method of accounting, the assets acquired and liabilities assumed from Sexton were calculated as of the merger date, at their respective fair values, and consolidated with those of BioLife. The gross contractual accounts receivable acquired in the acquisition was $509,000. Of the acquired accounts receivable, $17,000 is estimated to be uncollectable. The fair value calculations required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

The table below represents the fair value of the net assets acquired and liabilities assumed, which were recorded as of the merger date (amounts in thousands).

Cash	$1,516
Accounts receivable, net	492
Inventory	1,310
Prepaid expenses and other current assets	670
Property, plant and equipment, net	737
Operating lease right-of-use assets, net	470
Developed technology	4,132
Customer relationships	2,276
Tradenames	2,324
Non-compete agreements	90
Goodwill	28,470
Accounts payable	(291)
Lease liabilities, operating	(470)
Deferred tax liability	(1,482)
Other liabilities	(316)
Fair value of net assets acquired	$39,928

We recorded a measurement period adjustment in the fourth quarter of the year ended December 31, 2021 of $198,000 to the fair value of goodwill and the deferred tax liability. This adjustment related to the tax attributes of the business combination.

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

Acquired goodwill

The goodwill of $28.5 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. The goodwill recorded is not deductible for income tax purposes.

Global Cooling acquisition

General terms and effects

On March 19, 2021, the Company entered into an Agreement and Plan of Merger (the “GCI Merger Agreement”) with BLFS Merger Subsidiary, Inc., a Delaware corporation (“GCI Merger Sub”), Global Cooling, a Delaware corporation and Albert Vierling and William Baumel, in their capacity as the representatives of the stockholders of GCI (collectively, the “GCI Seller Representative”). The acquisition strengthens BioLife’s offerings in the cell and gene therapy and broader biopharma markets.

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

Fair value of net assets acquired

Under the acquisition method of accounting, the assets acquired and liabilities assumed from Global Cooling were calculated as of the merger date, at their respective fair values, and consolidated with those of BioLife. The gross contractual accounts receivable acquired in the acquisition was $7.1 million. Of the acquired accounts receivable, $53,000 was estimated to be uncollectable. The fair value calculations required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

The table below represents the fair value of the net assets acquired and liabilities assumed, which were recorded as of the merger date (amounts in thousands).

Cash	$43
Accounts receivable, net	7,076
Inventory	15,547
Prepaid expenses and other current assets	639
Property, plant and equipment, net	3,512
Operating lease right-of-use assets, net	1,741
Financing lease right-of-use assets, net	114
Long-term deposits and other assets	4
Developed technology	18,140
Customer relationships	7,020
Tradenames	26,640
Non-compete agreements	1,240
In-process research and development	67,440
Goodwill	137,822
Accounts payable	(9,837)
Line of credit	(4,231)
Lease liabilities, operating	(1,880)
Lease liabilities, financing	(114)
Long-term debt	(4,410)
Deferred tax liability	(24,133)
Other liabilities	(7,464)
Fair value of net assets acquired	$234,909

We recorded a measurement period adjustment in the fourth quarter of the year ended December 31, 2021 of $607,000 to the fair value of goodwill and the deferred tax liability. This adjustment related to the tax attributes of the business combination.

The fair value of Global Cooling’s identifiable intangible assets and useful lives are as follows (amounts in thousands, except years):

	Fair Value	Useful Life (Years)
Developed technology	$18,140	6
Customer relationships	7,020	12
Tradenames	26,640	15
Non-compete agreements	1,240	4
In-process research and development	67,440	N/A
Total identifiable intangible assets	$120,480

Fair value measurement methodologies used to calculate the value of any asset can be broadly classified into one of three approaches, referred to as the cost, market and income approaches. In any fair value measurement analysis, all three approaches must be considered, and the approach or approaches deemed most relevant will then be selected for use in the fair value measurement of that asset. The fair values of developed technology and in-process research and development were estimated using a multi-period excess earnings approach. The fair values of customer relationships were estimated using the “distributor method”. The fair value of the tradenames is based on the relief from royalty method, which estimates the value of the trade names based on the hypothetical royalty payments that are saved by owning the asset. The fair values of non-compete agreements were estimated using a “with and without” approach, comparing projected cash flows under scenarios assuming the non-compete agreements were and were not in place. The fair value of inventory and property, plant and equipment were determined using the “market approach”.

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

Acquired goodwill

The goodwill of $137.8 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. The goodwill recorded is not deductible for income tax purposes.

SciSafe acquisition

On September 18, 2020, BioLife entered into a Stock Purchase Agreement, by and among the Company, SciSafe Holdings, Inc., a Delaware corporation, and the stockholders of SciSafe (collectively, the “SciSafe Sellers”) in accordance with the Stock Purchase Agreement, pursuant to which the Company agreed to purchase from the SciSafe Sellers one hundred percent (100%) of the issued and outstanding capital shares or other equity interests of SciSafe (the “SciSafe Acquisition”). The SciSafe Acquisition closed October 1, 2020. The acquisition strengthens BioLife’s offerings in the cell and gene therapy and broader biopharma markets.

Consideration transferred

The SciSafe Acquisition was accounted for as a purchase of a business under FASB ASC Topic 805, Business Combinations. At the closing of the SciSafe Acquisition, the Company agreed to issue to the SciSafe Sellers 611,683 shares of common stock valued at $29.29 per share and a cash payment of $15 million, with $1.5 million held in escrow to account for adjustments for net working capital and as a security for, and a source of payment of, the Company’s indemnity rights. Pending the occurrence of certain events, the Company will issue to the SciSafe Sellers an additional 626,000 shares of common stock, which shall be issuable to SciSafe Sellers upon SciSafe achieving certain specified revenue targets in each year from 2021 to 2024. Under the acquisition method of accounting, the assets acquired and liabilities assumed from SciSafe were recorded as of the acquisition date, at their respective fair values, and consolidated with those of BioLife. The fair value calculations required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

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

The fair value of SciSafe’s identifiable intangible assets and useful lives are as follows (amounts in thousands except years):

	Fair Value	Useful Life (Years)
Customer relationships	$7,420	14
Tradenames	4,020	19
Non-compete agreements	660	4
Total identifiable intangible assets	$12,100

Fair value measurement methodologies used to calculate the value of any asset can be broadly classified into one of three approaches, referred to as the cost, market and income approaches. In any fair value measurement analysis, all three approaches must be considered, and the approach or approaches deemed most relevant will then be selected for use in the fair value measurement of that asset. The fair values of customer relationships were estimated using a multi-period excess earnings approach. The fair value of the tradenames is based on the relief from royalty method which estimates the value of the trade names based on the hypothetical royalty payments that are saved by owning the asset. The fair values of non-compete agreements were estimated using a “with and without” approach, comparing projected cash flows under scenarios assuming the non-compete agreements were and were not in place. The fair value of property, plant and equipment was determined using the “market approach”. The fair value of the milestone contingent consideration was determined using a scenario analysis valuation method which incorporates BioLife’s assumptions with respect to the likelihood of achievement of certain revenue milestones, revenue volatility, credit risk, timing of earnout share issuances and a risk-adjusted discount rate to estimate the present value of the expected earnout share issuances.

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

In connection with the CBS Acquisition, we paid to CBS (i) a base payment in the amount of $15.0 million, consisting of a cash payment of $11.0 million paid at the closing of the CBS Acquisition, less a cash holdback escrow of $550,000 to satisfy certain indemnification claims, and an aggregate number of shares of our common stock, with an aggregate fair value equal to $4.0 million, less a holdback escrow of shares of Common Stock with an aggregate value equal to $3.0 million to satisfy potential payments related to any product liability claims outstanding as of March 13, 2019, and (ii) potential earnout payments in calendar years 2020, 2021, 2022, 2023 and 2024 of up to an aggregate of, but not exceeding, $15.0 million payable to the sole shareholder of CBS upon achieving certain specified revenue targets in each year for certain product lines. The revenue targets set for 2020 and 2021 were not met and no amounts were paid or are considered payable for the earnouts related to those years.

The CBS Acquisition was accounted for as a purchase of a business under FASB ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the acquired assets and liabilities assumed from CBS were recorded as of the acquisition date, at their fair values, and consolidated with BioLife. The fair value estimates required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

Total consideration transferred (in thousands):

Cash consideration	$11,000
Stock consideration	4,000
Contingent consideration	856
Total consideration transferred	$15,856

Fair Value of Net Assets Acquired

The table below represents the purchase price allocation to the net assets acquired based on their fair values (amounts in thousands).

Accounts receivable, net	$1,044
Inventory	3,232
Prepaid expenses and other current assets	29
Property, plant and equipment, net	3,615
Customer relationships	560
Tradenames	800
Developed technology	5,430
Goodwill	2,954
Accounts Payable	(1,197)
Other liabilities	(611)
Fair value of net assets acquired	$15,856

The fair value of CBS’s identifiable intangible assets and weighted average useful lives are as follows (amounts in thousands except years):

	Fair Value	Useful Life (Years)
Customer relationships	$560	6
Tradenames	800	6
Developed technology	5,430	9
Total identifiable intangible assets	$6,790

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

Acquired Goodwill

The goodwill of $3.0 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. All of the goodwill recorded is deductible for income tax purposes.

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

Consideration transferred

The SAVSU acquisition was accounted for as a purchase of a business under FASB ASC Topic 805, Business Combinations. The acquisition of 56% of SAVSU was funded through a transfer of 1,100,000 shares of BioLife common stock, which had a fair value of $18.12 per share or $19.9 million at time of closing. The total value of 100% of SAVSU consisting of the fair value of the stock issued and the fair value of our existing investment in SAVSU was $35.8 million at time of closing. Prior to the acquisition, we accounted for our investment of SAVSU using the equity method of accounting which resulted in a recorded book value of $5.8 million at the acquisition date. We remeasured to fair value the equity interest in SAVSU held immediately before the business combination. The fair value of our equity interest was determined to be $15.9 million on our existing 44% ownership based on the fair value of shares transferred at the time of acquisition for the 56% we did not previously own. As a result, we recorded a non-operating gain of $10.1 million.

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

Fair Value of Net Assets Acquired

The table below represents the purchase price allocation to the net assets acquired based on their fair values (amounts in thousands).

Cash and cash equivalents	$1,251
Accounts receivable, net	753
Prepaid expenses and other current assets	19
Property, plant and equipment, net	546
Operating right-of-use asset	233
Assets held for lease	2,441
Customer relationships	80
Tradenames	1,320
Developed technology	10,750
Goodwill	21,037
Accounts Payable and accrued expenses	(807)
Deferred tax liabilities	(1,541)
Other liabilities	(232)
Fair value of net assets acquired	$35,850

The fair value of SAVSU’s identifiable intangible assets and useful lives are as follows (amounts in thousands except years):

	Fair Value	Useful Life (Years)
Customer relationships	$80		6
Tradenames	1,320		9
Developed technology	10,750	7	-	8
Total identifiable intangible assets	$12,150

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

In connection with the acquisition, the Company paid (i) a base payment in the amount of $12.5 million consisting of an initial cash payment of $8.0 million at the closing of the transactions, subject to adjustment for working capital, net debt and transaction expenses, and a deferred cash payment that was paid into escrow and subsequently paid to Astero of $4.5 million which was payable upon the earlier of Astero meeting certain product development milestones or one year after the date of the Closing and (ii) earnout payments in calendar years 2019, 2020 and 2021 of up to an aggregate of $3.5 million, was payable upon Astero achieving certain specified revenue targets in each year and a separate earnout payment of $5.0 million for calendar year 2021, which was payable upon Astero achieving a cumulative revenue target over the three-year period from 2019 to 2021. In the second quarter of 2020 we paid $483,000 for the earnout related to 2019 revenues. Revenue targets for 2020, 2021, and the cumulative period from 2019 to 2021 were not met and no amounts were paid or are considered payable for the earnouts related to those years.

Consideration transferred

The Astero acquisition was accounted for as a purchase of a business under FASB ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Astero were recorded as of the acquisition date, at their respective fair values, and consolidated with those of BioLife. The fair value estimates required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

Total consideration recorded for the acquisition of Astero is as follows (amounts in thousands):

Cash consideration	$12,521
Contingent consideration	1,491
Working capital adjustment	(71)
Total consideration transferred	$13,941

Fair Value of Net Assets Acquired

The table below represents the purchase price allocation to the net assets acquired based on their fair values (amounts in thousands).

Cash and cash equivalents	$11
Accounts receivable, net	154
Inventory	456
Customer relationships	160
Tradenames	470
Developed technology	2,840
In-process research and development	650
Goodwill	9,515
Other assets	99
Accounts Payable	(250)
Other liabilities	(164)
Fair value of net assets acquired	$13,941

The fair value of Astero’s identifiable intangible assets and useful lives are as follows (amounts in thousands except years):

	Fair Value	Useful Life (Years)
Customer relationships	$160		4
Tradenames	470		9
Developed technology	2,840	5	-	9
In-process research and development	650		N/A
Total identifiable intangible assets	$4,120

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

Acquired Goodwill

The goodwill of $9.5 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. All but $1.1 million of the goodwill recorded is not deductible for income tax purposes.

Revenue, net income and pro forma presentation

The Company recorded revenue from Sexton of $1.8 million and a net loss of $1.0 million from September 1, 2021, the date of acquisition, to December 31, 2021. The Company recorded revenue from Global Cooling of $39.1 million and a net loss of $19.6 million from May 3, 2021, the date of acquisition, to December 31, 2021. The Company recorded revenue from SciSafe of $1.8 million and a net loss of $416,000 from October 1, 2020, the date of acquisition, to December 31, 2020. The Company recorded revenue from CBS of $2.1 million and net income of $187,000 from November 12, 2019, the date of acquisition, to December 31, 2019. The Company recorded revenue from SAVSU of $692,000 and a net loss of $1.7 million from August 8, 2019, the date of acquisition, to December 31, 2019. The Company recorded revenue from Astero of $1.2 million and a net loss of $1.5 million from April 1, 2019, the date of acquisition, to December 31, 2019. The Company has included the operating results of the acquisitions in its Unaudited Condensed Consolidated Statements of Operations since their respective acquisition date.

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

	2021	2020
(In thousands)	(unaudited)	(unaudited)
Total revenue	$122,494	$50,856
Net (loss) income	$(9,860)	$(1,028)

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

	2021	2020
(In thousands)	(unaudited)	(unaudited)
Total revenue	$143,732	$87,370
Net income (loss)	$(16,375)	$501

The following unaudited pro forma financial information presents the combined results of operations of SciSafe as if the acquisition had occurred on January 1, 2019 after giving effect to certain pro forma adjustments. These pro forma adjustments include intangible amortization, depreciation expense, stock-based compensation expense, and the income tax effect of the adjustments made:

	2020	2019
(In thousands)	(unaudited)	(unaudited)
Total revenue	$52,613	$43,221
Net income (loss)	$1,798	$(4,528)

The following unaudited pro forma financial information presents the combined results of operations of CBS as if the acquisition had occurred on January 1, 2018 after giving effect to certain pro forma adjustments. These pro forma adjustments include amortization expense on the acquired identifiable intangible assets, adjustments to stock-based compensation expense for equity compensation issued to employees and the income tax effect of the adjustments made:

2019
(In thousands)	(unaudited)
Total revenue	$37,001
Net income (loss)	$(493)

The following unaudited pro forma financial information presents the combined results of operations of SAVSU as if the acquisition had occurred on January 1, 2018 after giving effect to certain pro forma adjustments. These pro forma adjustments include amortization expense on the acquired identifiable intangible assets, adjustments to stock-based compensation expense for equity compensation issued to employees and the income tax effect of the adjustments made:

2019
(In thousands)	(unaudited)
Total revenue	$28,824
Net income (loss)	$(1,518)

The following unaudited pro forma financial information presents the combined results of operations of Astero as if the acquisition had occurred on January 1, 2018 after giving effect to certain pro forma adjustments. These pro forma adjustments include amortization expense on the acquired identifiable intangible assets, adjustments to stock-based compensation expense for equity compensation issued to employees and the income tax effect of the adjustments made:

2019
(In thousands)	(unaudited)
Total revenue	$28,745
Net income (loss)	$(183)

13.	Consolidated balance sheet detail

Property and equipment

Property and equipment consist of the following as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Property and equipment
Leasehold improvements	$3,840	$2,393
Furniture and computer equipment	1,861	902
Manufacturing and other equipment	16,675	10,076
Construction in-progress	2,022	591
Subtotal	24,398	13,962
Less: Accumulated depreciation	(6,741)	(3,842)
Net property and equipment	$17,657	$10,120

Depreciation expense for property and equipment was $2.9 million, $1.4 million, and $544,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Accrued expenses	$1,656	$472
Accrued taxes	27	112
Accrued compensation	4,351	2,898
Deferred revenue, current	814	931
Other	294	130
Total accrued expenses and other current liabilities	$7,142	$4,543

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

A rollforward of our warranty liability is as follows:

(In thousands)	2021	2020
Beginning balance	$212	$191
Warranty reserve acquired in the acquisition of Global Cooling	3,353	-
Provision for warranties	9,845	137
Settlements of warranty claims	(4,012)	(116)
Ending Balance	$9,398	$212

14.	Employee benefit plan

The Company sponsors 401(k) defined contribution plans for its employees. These plans provide for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to these plans, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made contributions of $822,000, $347,000, and $158,000 to the plans for the years ended December 31, 2021, 2020, and 2019.

15.	Subsequent events

The Company has evaluated events subsequent to December 31, 2021 through the date of this filing to assess the need for potential recognition or disclosure. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-K were not effective, due to the material weaknesses in our internal controls over financial reporting described below.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework).

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred.  Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Global Cooling, Inc. (“Global Cooling” acquired on May 3, 2021) and Sexton Biotechnologies, Inc. (“Sexton” acquired on September 1, 2021) as discussed in Note 12, “Acquisitions,” of the Notes to the Consolidated Financial Statements. We have included the financial results of these acquired businesses in the consolidated financial statements from the date of acquisition. These acquired businesses constituted approximately 19% of our total consolidated assets (excluding goodwill and intangible assets related to the transactions, which were integrated into our systems and control environment) and 35% of the total consolidated revenue included in our consolidated financial statements as of and for the year ended December 31, 2021.

Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the existence of material weaknesses described below.

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

Control Environment, Risk Assessment, and Monitoring Activities

Management did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements in a timely manner. These material weaknesses were attributed to:

●	Insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls;

●	Ineffective identification and assessment of risks impacting internal control over financial reporting; and,

●	Ineffective monitoring controls, as the Company did not effectively evaluate whether the components of internal control were present and functioning.

Control Activities and Information and Communication

Additionally, management did not adequately design and implement effective control activities, including general controls over information technology, and effective policies and procedures, resulting in additional material weaknesses within certain business processes. As a result, the following additional material weaknesses were identified:

●

Management did not maintain effective controls over information system logical access within certain key financial systems, including inadequate segregation of duties impacting the revenue and inventory processes at certain of the Company’s subsidiaries;

●

Management did not establish effective accounting policies and procedures and related controls over complex financial statement areas, including revenue recognition, lease modifications, modifications to share-based payments, income taxes, and financial instruments with characteristics of liabilities and equity;

●	Management did not maintain effectively designed and implemented accounting policies, procedures, and related controls over assets held for lease;

●

Management did not maintain effectively designed and implemented accounting policies, procedures, and related controls over the preparation and review of projected financial information used in determining the valuation of acquired intangible assets and contingent consideration in business combinations as well as the quantitative impairment analysis of indefinite-lived intangible assets;

●

Management did not maintain effectively designed and implemented policies, procedures, and related controls over the presentation and disclosure of amounts presented in the consolidated financial statements in accordance with the applicable financial reporting requirements, including controls over the completeness and accuracy of underlying data to support the amounts presented.

After giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2021.

Management has been actively engaged in developing and implementing remediation plans to address these material weaknesses as described below in section (c).

The Company’s independent registered public accounting firm, BDO USA, LLP, who audited our internal controls over financial reporting, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in its report.

(c)	Remediation

With respect to the material weaknesses described above, management has continued to test and evaluate the elements of the remediation plan implemented to date.

Management of the Company and the Board of Directors are committed to maintaining a strong internal control environment and to making further progress in remediating the material weaknesses described in section (b). The following steps either have been planned for implementation or have been implemented in the Company’s ongoing efforts to remediate the material weaknesses identified:

●	The Company reassigned all system administrator rights to personnel who do not perform key accounting duties;

●	The Company plans to hire and retain additional individuals with the appropriate skills related to technical accounting and internal control over financial reporting;

●

The Company will enhance its reconciliations and management review controls with the added stability of new hires and the implementation of technology solutions to automate visibility and enforcement of the independent review and documentation of journal entries, including proper segregation of duties, thus mitigating risks of both unintentional errors and fraud; and

●	The Company plans to develop processes and procedures to enhance the precision of management review of financial statement information.

As we continue to evaluate and test the remediation plan outlined above, we may also identify additional measures to address the material weaknesses or modify certain of the remediation procedures described above. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weaknesses. Management, with the oversight of the Audit Committee, will continue to take steps necessary to remedy the material weaknesses to reinforce the overall design and capability of our control environment.

(d)	Changes in Internal Control Over Financial Reporting

Other than the controls implemented to remediate the material weaknesses described above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e)	Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

BioLife Solutions, Inc.

Bothell, Washington

Opinion on Internal Control over Financial Reporting

We have audited BioLife Solutions, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss (income), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 31, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Global Cooling, Inc. and Sexton Biotechnologies, Inc., which were acquired on May 3, 2021 and September 1, 2021, respectively, and which are included in the consolidated balance sheets of the Company as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss (income), shareholders’ equity, and cash flows for the year then ended. Global Cooling, Inc. constituted 16% of total assets as of December 31, 2021, and 33% of total revenues for the year then ended. Sexton Biotechnologies, Inc. constituted 3% of total assets as of December 31, 2021, and 2% of total revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Global Cooling, Inc. and Sexton Biotechnologies, Inc. because of the timing of the acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Global Cooling, Inc. and Sexton Biotechnologies, Inc.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment.  These material weaknesses related to management’s failure to design and maintain effective controls over financial reporting, specifically related to the following:  (1) entity-level controls impacting the control environment, risk assessment procedures, and monitoring controls to prevent or detect material misstatements to the consolidated financial statements; (2) information system logical access within certain key financial systems, including inadequate segregation of duties impacting the revenue and inventory processes at certain of the Company’s subsidiaries; (3) accounting policies and related controls over complex financial statement areas, including revenue recognition, lease modifications, modifications to share-based payments, income taxes, and financial instruments with characteristics of liabilities and equity; (4) accounting policies, procedures, and related controls over assets held for lease; (5) controls over the preparation and review of projected financial information used in determining the valuation of acquired intangible assets and contingent consideration in business combinations as well as the quantitative impairment analysis of indefinite-lived intangible assets; and (6) policies, procedures and related controls over the presentation and disclosure of amounts presented in the consolidated financial statements in accordance with the applicable financial reporting requirements, including controls over the completeness and accuracy of underlying data to support the amounts presented.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 31, 2022 on those financial statements.

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

/s/ BDO USA, LLP

Seattle, Washington

March 31, 2022

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

None.

PART III

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (Included Under Item 8): The Index to the Financial Statements is included on page 28 of this Annual Report on Form 10-K and is incorporated herein by reference.

(2)

Financial Statement Schedules: Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto.

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

2.6†*	Agreement and Plan of Merger, dated as of August 9, 2021, by and among the Company, BLFS Merger Sub, Inc., Sexton Biotechnologies, Inc. and Fortis Advisors LLC, in their capacity as the representatives of the stockholders of Sexton Biotechnologies, Inc. (filed herewith)
3.1	Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 24, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2014)
3.3	Amended and Restated Bylaws of BioLife Solutions, Inc., effective April 25, 2013 (included as Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed March 27, 2013)
3.4	Certificate of Designations, Preferences, and Rights of Series A Preferred Stock (included as Exhibit 3.1 to the current report on Form 8-K filed on July 6, 2017)
4.1	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to the Company’s registration statement on Form 8-A, as filed on March 19, 2014)
10.1**	Second Amended and Restated 2013 Performance Incentive Plan (included as Appendix A to the Registrant’s Definitive Proxy Statement filed on April 14, 2017)
10.2**	Amendment No. 1 to Second Amended and Restated 2013 Performance Incentive Plan (included as Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed March 31, 2021)
10.3**	BioLife Solutions, Inc. Form of Non-Plan Stock Option Agreement (included as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 24, 2013)
10.4**	Form of Restricted Stock Purchase Agreement pursuant to the Second Amended & Restated 2013 Performance Incentive Plan (included as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 16, 2016)
10.5**	Form of Stock Option Agreement pursuant to the Second Amended & Restated 2013 Performance Incentive Plan (included as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 16, 2016)
10.6	Common Stock Purchase Warrant issued to WAVI Holding AG (included as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 16, 2016)

10.7	Share Purchase Agreement, dated May 14, 2020, between the Company and Casdin Partners Master Fund, L.P. (included as Exhibit 10.1 to the Current Report on Form 8-K filed on May 27, 2020)
10.8	Underwriting Agreement, dated July 2, 2020, between Biolife Solutions, Inc. and Cowen and Company, LLC, Oppenheimer & Co. Inc. and Stephens Inc. (included as Exhibit 10.1 to the Current Report on Form 8-K filed on July 8, 2020)
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

10.11

Second Amendment to the Lease, dated March 2, 2012, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.30 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed May 14, 2012)

10.12

Third Amendment to the Lease, dated June 15, 2012, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)

10.13

Fourth Amendment to the Lease, dated November 26, 2012, between the Company and Monte Villa Farms, LLC (included as Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 29, 2013)

10.14

Fifth Amendment to Lease, dated August 19, 2014, by and between the Company and Monte Villa Farms LLC (included as Exhibit 10.1 Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on November 6, 2014)

10.15	Sixth Amendment to the Lease, dated March 3, 2017, by and between the Company and Monte Villa Farms LLC (filed herewith)
10.16	Seventh Amendment to the Lease, dated December 4, 2018, by and between the Company and Monte Villa Farms LLC (filed herewith)
10.17	Eighth Amendment to the Lease, dated November 1, 2019, by and between the Company and Monte Villa Farms LLC (filed herewith)
10.18	Ninth Amendment to the Lease, dated November 12, 2020, by and between the Company and Monte Villa Farms LLC (filed herewith)
10.19	Tenth Amendment to the Lease, dated October 8, 2021, by and between the Company and ARE-SEATTLE No. 38, LLC (filed herewith)
10.20	Eleventh Amendment to the Lease, dated February 22, 2022, by and between the Company and ARE-SEATTLE No. 38, LLC (filed herewith)
10.21	Lease Agreement dated January 29, 2021 for facility space 301 Treble Cove Road, Billerica, MA 01862 (filed herewith)
10.22	Commercial Lease and Deposit Receipt Agreement dated November 2, 2020 for facility space 3505 and 3507 Edison Way, Menlo Park, CA 94025 (filed herewith)
10.23	Extension and Amendment of Lease dated February 24, 2022 for facility space 3505 and 3507 Edison Way, Menlo Park, CA 94025 (filed herewith)
10.24	Lease Agreement dated April 1, 2011 for facility space 6000 Poston Road, The Plains, OH 45710 (filed herewith)
10.25	Lease Extension Agreement dated May 30, 2018 for facility space 6000 Poston Road, The Plains, OH 45710 (filed herewith)
10.26	Lease Agreement dated October 1, 2019 for facility space 1102 Indiana Avenue, Indianapolis, IN 46202 (filed herewith)
10.27	First Amendment to the Lease, dated August 31, 2021 for facility space 1102 Indiana Avenue, Indianapolis, IN 46202 (filed herewith)
10.28	Form of Warrant issued to purchasers in the March 25, 2014 public offering (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed March 20, 2014)
10.29**	Amended Employment Agreement dated December 1, 2020 between the Company and Michael Rice (incorporated by reference to Exhibit 10.11 to the Company’s report on Form 10-K filed March 31, 2021)
10.30**	Amended Employment Agreement dated December 1, 2020 between the Company and Aby Mathew (incorporated by reference to Exhibit 10.12 to the Company’s report on Form 10-K filed March 31, 2021)
10.31**	Amended Employment Agreement dated December 1, 2020 between the Company and Todd Berard (incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K filed March 31, 2021)
10.32**	Amended Employment Agreement effective December 1, 2020 between the Company and Karen Foster (incorporated by reference to Exhibit 10.17 to the Company’s report on Form 10-K filed March 31, 2021)
10.33**	Amended Employment Agreement dated November 4, 2021 between the Company and Roderick de Greef (filed herewith)
10.34**	Employment Agreement dated January 1, 2021 between the Company and Sarah Aebersold (incorporated by reference to Exhibit 10.24 to the Company’s report on Form 10-K filed March 31, 2021)
10.35**	Amended Employment Agreement dated December 31, 2020 between the Company and Marcus Schulz (incorporated by reference to Exhibit 10.11 to the Company’s report on Form 10-K filed March 31, 2021)
10.36**	Employment Agreement dated November 4, 2021 between the Company and Troy Wichterman (filed herewith)
10.37	Board of Directors Services Agreement entered into May 4, 2015 by and between the Company and Other Non-Employee Directors (included as Exhibit 10.3 to the Current Report on Form 8-K filed on May 5, 2015)
21.1	List of the Company’s Subsidiaries
23.1	Consent of BDO USA, LLP (filed herewith)
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain sensitive financial, commercial and strategic information relating to the Company has been redacted in the marked portions of the exhibit.
**	Management contract or compensatory plan or arrangement.
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

Date:	March 31, 2022	BIOLIFE SOLUTIONS, INC.

/s/ MICHAEL RICE
Michael Rice
Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2022	/s/ MICHAEL RICE
Michael Rice
Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Date:	March 31, 2022	/s/ TROY WICHTERMAN
Troy Wichterman
Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	March 31, 2022	/s/ JOSEPH SCHICK
Joseph Schick
Director

Date:	March 31, 2022	/s/ AMY DUROSS
Amy DuRoss
Director

Date:	March 31, 2022	/s/ RACHEL ELLINGSON
Rachel Ellingson
Director

Date:	March 31, 2022	/s/ JOYDEEP GOSWAMI
Joydeep Goswami
Director