Form 10-Q
period 2022-03-31
BIOLIFE SOLUTIONS INC
filed 2022-05-10
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

As of May 6, 2022, 42,409,719 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except per share and share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$59,463	$69,860
Restricted cash	10	10
Accounts receivable, trade, net of allowance for doubtful accounts of $275 and $275 as of March 31, 2022 and December 31, 2021, respectively	24,271	23,217
Inventories, net	30,200	28,345
Prepaid expenses and other current assets	4,757	4,427
Total current assets	118,701	125,859

Assets held for rent, net	9,823	9,809
Property and equipment, net	18,259	17,657
Operating lease right-of-use assets, net	18,161	18,705
Financing lease right-of-use assets, net	404	440
Long-term deposits and other assets	265	325
Investments	4,372	4,372
Intangible assets, net	149,286	152,149
Goodwill	224,741	224,741
Total assets	$544,012	$554,057

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,711	$14,945
Accrued expenses and other current liabilities	6,966	7,142
Warranty liability	9,176	9,398
Lease liabilities, operating, current portion	2,795	2,758
Lease liabilities, financing, current portion	151	149
Debt, current portion	557	862
Contingent consideration, current portion	3,684	5,127
Total current liabilities	35,040	40,381

Contingent consideration, long-term	3,008	4,900
Lease liabilities, operating, long-term	15,917	16,466
Lease liabilities, financing, long-term	253	291
Debt, long-term	6,313	6,353
Deferred tax liabilities	4,888	5,487
Other long-term liabilities	73	42
Total liabilities	65,492	73,920

Commitments and Contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 42,331,082 and 41,817,503 shares issued and outstanding, respectively, as of March 31, 2022 and December 31, 2021	42	42
Additional paid-in capital	591,002	585,397
Accumulated other comprehensive loss, net of taxes	(438)	(282)
Accumulated deficit	(112,086)	(105,020)
Total shareholders’ equity	478,520	480,137
Total liabilities and shareholders’ equity	$544,012	$554,057

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(In thousands, except per share and share data)	2022	2021

Product revenue	$30,388	$13,776
Service revenue	3,090	2,204
Rental revenue	2,742	867
Total product, rental, and service revenue	36,220	16,847
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	20,384	5,622
Cost of service revenue (exclusive of intangible assets amortization)	2,145	1,353
Cost of rental revenue (exclusive of intangible assets amortization)	1,917	575
Research and development	3,781	1,987
Sales and marketing	4,891	2,021
General and administrative	11,196	4,830
Intangible asset amortization	2,863	933
Acquisition costs	11	998
Change in fair value of contingent consideration	(3,335)	(491)
Total operating expenses	43,853	17,828
Operating loss	(7,633)	(981)

Other income (expense):
Change in fair value of warrant liability	-	(121)
Interest expense, net	(163)	(16)
Other income	131	-
Total other expense, net	(32)	(137)

Loss before income tax benefit	(7,665)	(1,118)
Income tax benefit	599	-
Net loss	$(7,066)	$(1,118)

Net loss attributable to common shareholders:
Basic and Diluted	$(7,066)	$(1,118)
Net loss per share attributable to common shareholders:
Basic and Diluted	$(0.17)	$(0.03)
Weighted average shares used to compute (loss) earnings per share attributable to common shareholders:
Basic and Diluted	42,014,055	33,236,818

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended
	March 31,
(In thousands)	2022	2021

Net loss	$(7,066)	$(1,118)

Other comprehensive loss - foreign currency translation adjustment, net of tax	(156)	-

Comprehensive loss	$(7,222)	$(1,118)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31, 2022
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	-	$-	41,817,503	$42	$585,397	$(282)	$(105,020)	$480,137
Stock-based compensation	-	-	-	-	5,399	-	-	5,399
Stock option exercises	-	-	129,933	-	257	-	-	257
Stock issued – on vested RSAs	-	-	383,646	-	-	-	-	-
Fees incurred for registration filings	-	-	-	-	(51)	-	-	(51)
Foreign currency translation	-	-	-	-	-	(156)	-	(156)
Net loss	-	-	-	-	-	-	(7,066)	(7,066)
Balance, March 31, 2022	-	$-	42,331,082	$42	$591,002	$(438)	$(112,086)	$478,520

	Three Months Ended March 31, 2021
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2020	-	$-	33,039,146	$33	$302,598	$-	$(97,385)	$205,246
Stock-based compensation	-	-	-	-	1,505	-	-	1,505
Stock option exercises	-	-	162,865	-	243	-	-	243
Stock issued – on vested RSAs	-	-	362,153	-	-	-	-	-
Cashless exercises of 79,100 warrants	-	-	70,030	1	2,900	-	-	2,901
Net loss	-	-	-	-	-	-	(1,118)	(1,118)
Balance, March 31, 2021	-	$-	33,634,194	$34	$307,246	$-	$(98,503)	$208,777

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities
Net loss	$(7,066)	$(1,118)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	1,653	777
Amortization of intangible assets	2,863	933
Stock-based compensation	5,399	1,505
Non-cash lease expense	524	410
Deferred income tax benefits	(599)	-
Change in fair value of contingent consideration	(3,335)	(491)
Change in fair value of warrant liability	-	121
Loss on disposal of property and equipment, net	18	-
(Gain) / loss on disposal of assets held for rent, net	(96)	65
Other	(17)	1

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	(1,083)	(2,663)
Inventories	(1,855)	(65)
Prepaid expenses and other assets	(25)	52
Accounts payable	(3,231)	604
Accrued expenses and other current liabilities	(1,074)	1,689
Net cash (used in) provided by operating activities	(7,924)	1,820

Cash flows from investing activities
Purchases of property and equipment	(1,456)	(1,720)
Deposits on property and equipment	-	(672)
Purchases of assets held for rent	(814)	(2,038)
Proceeds from sale of equipment	-	3
Net cash used in investing activities	(2,270)	(4,427)

Cash flows from financing activities
Proceeds from equipment loans	-	1,052
Payments on equipment loans	(125)	-
Fees paid related to issuance of common stock	(50)	-
Proceeds from exercise of common stock options	257	243
Payments on financed insurance premium	(305)	-
Other	42	(79)
Net cash (used in) provided by financing activities	(181)	1,216

Net decrease in cash, cash equivalents, and restricted cash	(10,375)	(1,391)
Cash, cash equivalents, and restricted cash – beginning of period	69,870	90,456
Effects of currency translation on cash, cash equivalents, and restricted cash	(22)	-
Cash, cash equivalents, and restricted cash – end of period	$59,473	$89,065
Non-cash investing and financing activities
Cashless exercise of warrants reclassified from warrant liability to common stock	$-	$2,901
Equipment acquired under operating leases	$243	$1,232
Equipment acquired under finance leases	$-	$440
Purchase of property and equipment not yet paid	$13	$-
Reclassification of property and equipment, net to assets held for rent, net	$-	$27
Cash interest paid	$91	$-

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and significant accounting policies

Business

BioLife Solutions, Inc. (“BioLife”, “us”, “we”, “our”, or the “Company”) is a developer, manufacturer, and supplier of a portfolio of bioproduction tools and services including proprietary biopreservation media, automated cell processing fill machines, closed system cryogenic vials, human platelet lysate (“hPL”) growth media, automated thawing devices, cloud-connected shipping containers, ultra-low temperature mechanical freezers, cryogenic and controlled rate freezers and biological and pharmaceutical materials storage. Our CryoStor® freeze media and HypoThermosol® hypothermic storage media are optimized to preserve cells in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death. Our Sexton cell processing product line includes hPL for cell expansion reducing risk and improving downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal® cryogenic vials that are purpose-built rigid containers used in cell and gene therapy (“CGT”) that can be filled manually or with high throughput systems, and automated cell processing machines that bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination. Our ThawSTAR® product line is comprised of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products help administer temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. Our cryogenic freezer technology provides for controlled rate freezing and cryogenic storage of biologic materials. Our ultra-low temperature mechanical freezers allow biological materials and vaccines to be stored at temperatures which range from negative 20℃ to negative 86℃. Our evo® shipping containers provide cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals. Our biological and pharmaceutical materials storage services provide facilities that allow for real-time tracking of biologic materials and vaccines that can be stored at a wide range of temperatures.

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

Significant estimates and assumptions by management affect the Company’s net realizable value of inventory, fair value of warrant liability, valuation of market based awards, valuations and purchase price allocations related to investments and business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, share-based compensation, contingent consideration from business combinations, and the recoverability of the Company’s deferred tax assets and the related valuation allowance.

The Company regularly assesses these estimates; however, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Basis of presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by BioLife in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by U.S. GAAP. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2021.

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

Foreign currency translation

The Company translates items presented on its Unaudited Condensed Consolidated Balance Sheet and Unaudited Condensed Consolidated Statements of Operations into U.S. dollars. For the Company’s subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates at the balance sheet date; revenue and expenses are translated using average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of Accumulated Other Comprehensive Loss in the Unaudited Condensed Consolidated Statements of Shareholders' Equity.

Segment reporting

The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating and evaluating financial performance.

Significant accounting policies

There have been no significant changes to the accounting policies during the March 31, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Liquidity and capital resources

On March 31, 2022 and December 31, 2021, we had $59.5 million and $69.9 million in cash and cash equivalents, respectively. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Risks and uncertainties

COVID-19 pandemic

Our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. Many businesses and countries, including the U.S., continue to apply preventative and precautionary measures to mitigate the spread of the virus including government orders and other restrictions on the conduct of business operations.

In the three months ended March 31, 2022 and year ended December 31, 2021, we experienced supply chain disruptions due to the effects of COVID-19 on our suppliers of sheet metal and electronic components that incorporate semiconductor chips. These supply chain disruptions decreased our profitability as a result of increased supplier pricing and production stoppages. We cannot be assured that a continued or prolonged global pandemic will not have other negative impacts on our manufacturing and shipping processes or our product costs. The extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.

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

Concentrations of credit risk and business risk

Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenues and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	March 31,	December 31,	March 31,
	2022	2021	2022	2021
Customer A	16%	10%	*	*
Customer B	14%	*	20%	*
Customer C	*	*	11%	*

* less than 10%

Revenue from foreign customers is denominated in United States dollars or euros.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended
	March 31,
Revenue by customers’ geographic locations	2022	2021
United States	79%	75%
Canada	1%	10%
Europe, Middle East, Africa (EMEA)	16%	12%
Other	4%	3%
Total revenue	100%	100%

In the three months ended March 31, 2022 and 2021, no suppliers accounted for more than 10% of purchases.

As of March 31, 2022 and 2021 no suppliers accounted for more than 10% of our accounts payable.

Recent accounting pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02 Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancings and restructurings in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. We are currently evaluating the impact ASU 2022-02 will have on our consolidated financial statements.

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

The fair value of the CBS Contingent Consideration Liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 26.0%, a risk-free rate of approximately 1.74% and revenue volatility of 70%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. Subsequent to the acquisition date, at each reporting period, the Contingent Consideration Liability is re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the Contingent Consideration Liability as of December 31, 2021, the Company used a discount rate of 21.0%, a risk-free rate of 0.23% and revenue volatility of 63%. This Contingent Consideration Liability is included in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 in the amount of $140,000.

The fair value of the SciSafe Contingent Consideration Liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 4.5%, a risk-free rate of approximately 0.20%, asset volatility of 60%, and revenue volatility of 15%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. At the acquisition date, the contingent consideration was determined to have a fair value of $3.7 million. Subsequent to the acquisition date, the Contingent Consideration Liability was re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the Contingent Consideration Liability as of March 31, 2022, the Company used a discount rate of 9.9%, a risk-free rate of approximately 2.3%, asset volatility of 71%, and revenue volatility of 31%. This Contingent Consideration Liability is included in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 in the amounts of $6.6 million and $9.9 million, respectively. The changes in fair value of contingent consideration of $3.3 million and $491,000 associated with this liability are included within the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, respectively.

For the warrant liability, the significant Level 3 inputs included the contractual remaining term of the warrants and the volatility of the Company’s common stock. For the estimated term of the warrants, we used the actual terms of the warrants, which expired March 25, 2021. On that date, all remaining warrants were exercised via a “cashless” exercise and the warrant liability was revalued to its intrinsic value, as the Company’s stock price was observable as of that date.

There were no remeasurements to fair value during the three months ended March 31, 2022 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, based on the three-tier fair value hierarchy:

(In thousands)

As of March 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$52,380	$-	$-	$52,380
Total	52,380	-	-	52,380
Liabilities:
Contingent consideration - business combinations	-	-	6,692	6,692
Debt	-	6,870	-	6,870
Total	$-	$6,870	$6,692	$13,562

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$63,873	$-	$-	$63,873
Total	63,873	-	-	63,873
Liabilities:
Contingent consideration - business combinations	-	-	10,027	10,027
Debt	-	7,215	-	7,215
Total	$-	$7,215	$10,027	$17,242

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

The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Three Months Ended March 31,
(In thousands)	2022	2021
Beginning balance	$10,027	$7,152
Change in fair value recognized in net loss	(3,335)	(491)
Ending balance	$6,692	$6,661

The following table presents the changes in fair value of warrant liabilities which are measured using Level 3 inputs:

	Three Months Ended March 31,
(In thousands)	2022	2021
Beginning balance	$-	$2,780
Exercised warrants	-	(2,901)
Change in fair value recognized in net loss	-	121
Ending balance	$-	$-

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

On September 1, 2021, the Company completed the merger of Sexton Merger Sub with and into Sexton and Sexton became a wholly-owned subsidiary of the Company (the “Sexton Merger”). As consideration for the Sexton Merger (the “Sexton Merger Consideration”), holders of common stock, preferred stock and options of Sexton, other than the Company (collectively, the “Sexton Participating Holders”), are entitled to receive an aggregate of 530,502 newly issued shares of the Company’s common stock, subject to certain post-closing adjustments, of which 477,452 shares of Common Stock were issued to the Sexton Participating Holders at the Closing, and 53,050 shares of Common Stock, or approximately 10% of the Merger consideration, were deposited into an escrow account for indemnification and post-closing purchase price adjustment purposes. Prior to the merger, the Company held preferred stock in Sexton, which was accounted for using a measurement alternative that measures the securities at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar investments of the same issuer. The Company accounted for the merger as a step acquisition, which required remeasurement of the Company’s existing ownership in Sexton to fair value prior to completing the acquisition method of accounting. Using step acquisition accounting, the Company increased the value of its existing equity interest to its fair value, resulting in the recognition of a non-cash gain of $6.5 million. The Company utilized a market-based valuation approach to determine the fair value of the existing equity interest based on the total merger consideration offered and the Company’s stock price at acquisition.

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

Pro forma presentation

The following unaudited pro forma financial information presents the combined results of operations of Sexton as if the acquisition had occurred on January 1, 2021 after giving effect to certain pro forma adjustments. These pro forma adjustments include intangible amortization, stock-based compensation expense and salary expense related to a key employee, and the income tax effect of the adjustments made:

(In thousands)	Three Months Ended March 31, 2021 (unaudited)
Total revenue	$17,855
Net (loss) income	$(1,924)

The following unaudited pro forma financial information presents the combined results of operations of Global Cooling as if the acquisition had occurred on January 1, 2021 after giving effect to certain pro forma adjustments. These pro forma adjustments include intangible amortization, amortization of increased inventory basis, depreciation expense, lease expense, transaction costs, interest expense, stock-based compensation expense and salary expense related to a key employee, and the income tax effect of the adjustments made:

(In thousands)	Three Months Ended March 31, 2021 (unaudited)
Total revenue	$34,949
Net income (loss)	$(10,562)

4. Inventory

Inventory consists of the following as of March 31, 2022 and December 31, 2021:

(In thousands)	2022	2021
Raw materials	$16,634	$17,252
Work in progress	5,005	5,015
Finished goods	8,561	6,078
Total	$30,200	$28,345

5. Assets held for rent

Assets held for rent consist of the following as of March 31, 2022 and December 31, 2021:

(In thousands)	2022	2021
Shippers placed in service	$6,032	$5,645
Fixed assets held for rent	4,686	4,040
Accumulated depreciation	(3,070)	(2,272)
Net	7,648	7,413
Shippers and related components in production	2,175	2,396
Total	$9,823	$9,809

Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $896,000 and $184,000 in depreciation expense related to assets held for rent during the three months ended March 31, 2022 and 2021, respectively.

6. Goodwill and intangible assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The Company has not identified any triggering events which indicate an impairment of goodwill in the three months ended March 31, 2022.

Intangible assets

Intangible assets, net consisted of the following as of March 31, 2022 and December 31, 2021:

(In thousands, except weighted average useful life)	March 31, 2022
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$17,516	$(2,376)	$15,140	10.1
Tradenames	35,574	(2,939)	32,635	13.6
Technology - acquired	41,942	(9,278)	32,664	5.6
Non-compete agreements	1,990	(583)	1,407	2.8
In-process research and development⁽¹⁾	67,440	-	67,440	N/A
Total intangible assets	$164,462	$(15,176)	$149,286	9.6

(In thousands, except weighted average useful life)	December 31, 2021
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$17,516	$(1,776)	$15,740	10.3
Tradenames	35,574	(2,306)	33,268	13.8
Technology - acquired	41,942	(7,789)	34,153	5.9
Non-compete agreements	1,990	(442)	1,548	3.0
In-process research and development⁽¹⁾	67,440	-	67,440	N/A
Total intangible assets	$164,462	$(12,313)	$152,149	9.8

(1) In-process R&D represents the fair value of incomplete research and development. We will amortize the asset upon completion of development.

Amortization expense for definite-lived intangible assets was $2.9 million and $933,000 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company expects to record the following amortization expense for definite-lived intangible assets:

(In thousands)	Amortization
For the Years Ending December 31,	Expense
2022 (9 months remaining)	$8,558
2023	10,951
2024	10,126
2025	9,748
2026	9,346
Thereafter	33,117
Total	$81,846

7. Long-term debt

Long-term debt consisted of the following as of March 31, 2022 and December 31, 2021:

(In thousands)	Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
2022 term loan 1	Sep-24	4.0%	$1,750	$1,750
2022 term loan 2	Various	4.0%	2,896	2,813
Insurance premium financing	Apr-22	4.0%	69	373
Freezer equipment loan	Dec-25	5.7%	572	612
Manufacturing equipment loans	Oct-25	5.7%	333	355
Freezer installation loan	Various	6.3%	1,271	1,334
Other loans	Various	Various	8	9
Total debt, excluding unamortized debt issuance costs			6,899	7,246
Less: unamortized debt issuance costs			(29)	(31)
Total debt			6,870	7,215
Less: current portion			(557)	(862)
Total long-term debt			$6,313	$6,353

The 2022 term loans are secured by substantially all assets of Global Cooling. Equipment loans are secured by the financed equipment.

As of March 31, 2022, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2022 (9 months remaining)	$432
2023	813
2024	2,294
2025	543
2026	221
Thereafter	2,596
Total debt, excluding unamortized debt issuance costs	6,899
Less: unamortized debt issuance costs	(29)
Total debt	$6,870

8. Share-based compensation

Service vesting-based stock options

The following is a summary of service vesting-based stock option activity for the three months ended March 31, 2022, and the status of service vesting-based stock options outstanding as of March 31, 2022:

	Three Months Ended March 31, 2022
	Shares	Wtd. Avg. Exercise Price
Outstanding as of beginning of year	624,531	$2.13
Exercised	(129,933)	1.98
Outstanding as of March 31, 2022	494,598	$2.17

Stock options exercisable as of March 31, 2022	494,598	$2.17

We recognized stock compensation expense related to service-based options of zero and $9,000 during the three months ended March 31, 2022 and 2021. As of March 31, 2022, there was $10.2 million of aggregate intrinsic value of outstanding and exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2022. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised during the three months ended March 31, 2022 and 2021 was $3.6 million and $3.3 million, respectively. There were no service based-vesting options granted during the three months ended March 31, 2022 and 2021. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable as of March 31, 2022 is 3.5 years. There were no unrecognized compensation costs for service vesting-based stock options as of March 31, 2022.

Performance-based stock options

No stock compensation expense was recognized during the three months ended March 31, 2022 and 2021 related to performance-based options. The intrinsic value of performance-based awards exercised during the three months ended March 31, 2022 and 2021 was none and $2.9 million, respectively. There were no stock options granted to employees and non-employee directors in the three months ended March 31, 2022 and 2021.

Restricted stock

Service vesting-based restricted stock

The following is a summary of service vesting-based restricted stock activity for the three months ended March 31, 2022, and the status of unvested service vesting-based restricted stock outstanding as of March 31, 2022:

	Three Months Ended
	March 31, 2022
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	1,212,783	$37.48
Granted	301,011	26.38
Vested	(165,366)	37.48
Forfeited	(14,642)	44.37
Non-vested as of March 31, 2022	1,333,786	$34.90

The aggregate fair value of the service vesting-based awards granted during the three months ended March 31, 2022 and 2021 was $7.9 million and $2.2 million, respectively. The aggregate fair value of the service vesting-based awards that vested during the three months ended March 31, 2022 and 2021 was $5.0 million and $2.6 million, respectively.

We recognized stock compensation expense of $4.8 million and $1.4 million related to service vesting-based awards during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $41.4 million in unrecognized compensation costs related to service vesting-based awards. We expect to recognize those costs over 2.9 years.

Market-based restricted stock

The following is a summary of market-based restricted stock activity under our stock option plan for the three months ended March 31, 2022 and the status of market-based restricted stock outstanding as of March 31, 2022:

	Three Months Ended March 31, 2022
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	139,756	$19.86
Granted	349,568	22.66
Vested	(218,280)	10.95
Non-vested as of March 31, 2022	271,044	$30.64

On March 25, 2020, the Company granted 109,140 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. On February 24, 2022, the Company’s Compensation Committee determined the TSR attainment was 200% of the targeted shares and 218,280 shares were granted and immediately vested to the executives of the Company based on our total shareholder return during the period beginning on January 1, 2020 through December 31, 2021 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined at the grant date using a Monte Carlo simulation with the following assumptions: a historical volatility of 78%, 0% dividend yield and a risk-free interest rate of 0.3%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $1.2 million was expensed on a straight-line basis over the grant date to the vesting date of December 31, 2021.

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

On February 24, 2022, the Company granted 240,428 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2022 through December 31, 2023 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 63%, 0% dividend yield and a risk-free interest rate of 1.5%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $6.7 million is being expensed on a straight-line basis over the grant date to the vesting date of December 31, 2023.

We recognized stock compensation expense of $605,000 and $285,000 related to market-based restricted stock awards for the three months ended March 31, 2022 and 2021. As of March 31, 2022, there was $7.0 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1.6 years.

The aggregate fair value of the market-based awards granted during the three months ended March 31, 2022 and 2021 was $6.7 million and $1.6 million, respectively. The aggregate fair value of the market-based awards that vested during the three months ended March 31, 2022 and 2021 was $5.0 million and $10.2 million, respectively.

Total stock compensation expense

We recorded total stock compensation expense for the three months ended March 31, 2022 and 2021, as follows:

	Three Months Ended March 31,
	2022	2021
Research and development costs	$677	$183
Sales and marketing costs	705	184
General and administrative costs	3,010	979
Cost of revenue	1,007	159
Total	$5,399	$1,505

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

The following table summarizes warrant activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Beginning balance	-	$-	79,100	$4.75
Exercised	-	-	(79,100)	4.75
Ending balance	-	$-	-	$-

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

The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. The income tax benefit of $599,000 for the three months ended March 31, 2022 resulted in an effective income tax rate of 8%. Included in the $599,000 were discrete tax benefits of $470,000 related to stock compensation windfall tax benefits offset by an increase in the valuation allowance.

The Company’s US projected effective income tax rate without discrete items was 5%, which is lower than the US federal statutory rate of 21% primarily due to the impact of a projected partial valuation allowance on net operating loss carryforwards and non-deductible executive compensation offset by state tax benefits and research tax credits.

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. In determining the need for a valuation allowance, the Company’s management evaluates both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. After reviewing the evidence available, the Company’s management believes there is uncertainty regarding the future realizability of the U.S. net operating loss carryforward and is projecting a partial valuation allowance of $6.7 million by year end. If operating results improve and projections indicate future utilization of the tax attributes, all or a portion of the valuation allowance would be released, resulting in a corresponding non-cash income tax benefit.

11. Net (loss) income per common share

The Company considers its unexercised warrants and unvested restricted shares, which contain non-forfeitable rights to dividends, participating securities, and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share for the two classes of stock (common stock and warrants) is calculated by dividing net loss by the weighted average number of shares of common stock and warrants outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method, whichever is more dilutive. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect.

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended
	March 31,
(In thousands, except share and earnings per share data)	2022	2021
Numerator:
Net loss	$(7,066)	$(1,118)
Less: Preferred stock dividends and accumulated deficit impact of preferred stock redemption	-	-
Basic net loss attributable to common stockholders	(7,066)	(1,118)

Denominator:
Basic and diluted weighted averge shares outstanding	42,014,055	33,236,818

Basic and diluted earnings per share attributable to common stockholders	$(0.17)	$(0.03)

The following table sets forth the number of weighted-average common shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options and restricted stock awards	2,094,863	2,134,884
Warrants	-	73,827
Total	2,094,863	2,208,711

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

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently material to the Company’s business. The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. Management is not aware of any significant pending or threatened litigation.

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2022.

13. Revenue

To determine revenue recognition for contractual arrangements that we determine are within the scope of Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. During the three months ended March 31, 2022, the Company recognized approximately $74,000 of revenue that was included in the deferred revenue balance at the beginning of the year.

The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of cell processing tools, freezers, thawing devices, and cold chain products. We recognize product revenue, including shipping and handling charges billed to customers, at a point in time when we transfer control of our products to our customers, which is upon shipment for substantially all transactions. Shipping and handling costs are classified as part of cost of product revenue in the Consolidated Statement of Operations. Service revenues are generated from the storage of biological and pharmaceutical materials. We recognize service revenues over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the three months ended March 31, 2022.

The Company also generates revenue from the leasing of our property, plant, and equipment, operating right-of-use assets, and evo cold chain systems within its storage and cold chain services product line to customers pursuant to service contracts or rental arrangements entered into with the customer. Revenue from these arrangements is not within the scope of FASB ASC Topic 606 as it is within the scope of FASB ASC Topic 842, Leases. All customers leasing shippers currently do so under month-to-month rental arrangements. We account for these rental transactions as operating leases and record rental revenue on a straight-line basis over the rental term.

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

Total bioproduction tools and services revenue for the three months ended March 31, 2022 and 2021 were comprised of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021
Product revenue
Freezer and thaw	$15,335	$4,848
Cell processing	14,899	8,928
Storage and cold chain services	154	-
Service revenue
Storage and cold chain services	3,090	2,204
Rental revenue
Storage and cold chain services	2,742	867
Total revenue	$36,220	$16,847

The following table includes estimated rental revenue expected to be recognized in the future related to embedded leases as well as estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting periods. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The estimated revenue in the following table does not include contracts with the original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of March 31, 2022.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts:

	Year Ending December 31,
(In thousands)	2022 (9 months remaining)	2023	2024	Total
Rental revenue	$7,068	$3,735	$900	$11,703
Service revenue	$79	$116	$10	$205

14. Leases

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

The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(In thousands)	2022	2021
Weighted average discount rate - operating leases	3.8%	3.8%
Weighted average discount rate - finance leases	6.1%	6.1%
Weighted average remaining lease term in years - operating leases	7.6	7.8
Weighted average remaining lease term in years - finance leases	2.7	3.0

The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Operating lease costs	$913	$460
Short-term lease costs	565	137
Total operating lease costs	1,478	597

Variable lease costs	305	128
Total lease costs	$1,783	$725

Maturities of our lease liabilities as of March 31, 2022 are as follows:

(In thousands)	Operating Leases	Financing Leases
2022 (9 months remaining)	$2,626	$129
2023	3,230	171
2024	2,950	101
2025	2,485	37
2026	2,005	2
Thereafter	8,363	-
Total lease payments	21,659	440
Less: interest	(2,947)	(36)
Total present value of lease liabilities	$18,712	$404

15. Unaudited Condensed Consolidated Balance Sheet detail

Property and equipment

(In thousands)	March 31, 2022	December 31, 2021
Property and equipment
Leasehold improvements	$3,949	$3,840
Furniture and computer equipment	1,819	1,861
Manufacturing and other equipment	16,807	16,675
Construction in-progress	2,818	2,022
Subtotal	25,393	24,398
Less: Accumulated depreciation	(7,134)	(6,741)
Net property and equipment	$18,259	$17,657

Depreciation expense for property and equipment was $757,000 and $575,000 for the three months ended March 31, 2022 and 2021, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	March 31, 2022	December 31, 2021
Accrued compensation	$4,535	$4,351
Accrued expenses	1,372	1,656
Deferred revenue, current	895	814
Accrued taxes	33	27
Other	131	294
Total accrued expenses and other current liabilities	$6,966	$7,142

Warranty reserve liability

We reserve estimated exposures on known claims, as well as anticipated claims, for product warranty and rework cost, based on historical product liability claims. Claim costs are deducted from the accrual when paid. Factors that could have an impact on the warranty accrual in any given period include the following: changes in manufacturing quality, changes in product costs, changes in product mix and any significant changes in sales volume.

A rollforward of our warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Beginning balance	$9,398	$212
Provision for warranties	894	11
Settlements of warranty claims	(1,116)	(22)
Ending Balance	$9,176	$201

16. Employee benefit plan

The Company sponsors 401(k) defined contribution plans for its employees. These plans provide for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to these plans, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $226,000 and $135,000 in contributions to the plan for the three months ended March 31, 2022 and 2021, respectively.

17. Subsequent events

The Company has evaluated events subsequent to March 31, 2022 through the date of this filing to assess the need for potential recognition or disclosure. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the Consolidated Financial Statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Forward looking statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about our products, including our newly acquired products, customers, regulatory approvals, the potential utility of and market for our products and services, our ability to implement our business strategy and anticipated business and operations, in particular following our 2021, 2020, and 2019 acquisitions, future financial and operational performance, our anticipated future growth strategy, including the acquisition of synergistic cell and gene therapy manufacturing tools and services or technologies or other companies or technologies, capital requirements, intellectual property, suppliers, joint venture partners, future financial and operating results, the impact of the COVID-19 pandemic, plans, objectives, expectations and intentions, revenues, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, regulatory filings and requirements, the estimated potential size of markets, capital requirements, the terms of any capital financing agreements, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes”, “expects”, “anticipates”, “estimates”, “may”, “should”, “will”, “could”, “plan”, “intend”, or similar expressions in this Quarterly Report on Form 10-Q. We intend that such forward-looking statements be subject to the safe harbors created thereby.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K as of and for the fiscal year ended December 31, 2021 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2021 filed with the SEC.

We are a life sciences company that develops, manufactures, and markets bioproduction tools and services to the cell and gene therapy (“CGT”) industry and broader biopharma market, which are designed to improve quality and de-risk biologic manufacturing, storage, distribution, and transportation. Our products are used in basic and applied research and commercial manufacturing of biologic-based therapies. Customers use our products to maintain the health and function of biologic material during sourcing, manufacturing, storage, and distribution.

Our current portfolio of bioproduction tools and services are comprised of three revenue lines that contain seven main offerings: (i) cell processing (including biopreservation media for the preservation of cells and tissues, human platelet lysate media for the supplementation of cell expansion, cryogenic vials and automated fill machines that provide high-quality, efficient, and precise mixes of solutions), (ii) freezers and thaw systems (including a full line of mechanical ultra-low temperature (“ULT”), isothermal, and liquid nitrogen freezers and accessories, automated thaw devices which provide controlled, consistent thawing of frozen biologics in vials and cryobags), and (iii) storage and cold chain services (including biological and pharmaceutical storage services, and “smart”, cloud connected devices for transporting biologic payloads).

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

Biopreservation media

Our proprietary biopreservation media products, HypoThermosol® FRS and CryoStor®, are formulated to mitigate preservation-induced, delayed-onset cell damage and death, which result when cells and tissues are subjected to reduced temperatures. Our technology can provide our CGT customers with significant shelf-life extension of biologic source material and final cell products, and can also greatly improve post-preservation cell and tissue viability and function. Our biopreservation media is serum-free, protein-free, fully defined, and manufactured under current Good Manufacturing Practices (cGMP). We strive to source wherever possible, the highest available grade, multi-compendium raw materials. We estimate our media products have been incorporated in over 530 customer clinical applications, including numerous chimeric antigen receptor (CAR) T cell and other cell types.

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

Human platelet lysate media, cryogenic vials and automated cell-processing fill machines

In September 2021, we acquired Sexton Biotechnologies, Inc., a producer of bioproduction tools. Sexton's bioproduction tools portfolio includes hPL for cell expansion reducing risk and improving downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal® closed system vials that are purpose-built rigid containers used in CGT that can be filled manually or with high throughput systems, and automated cell processing machines bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination.

Compressor-free ULT freezers

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

Included in CBS’s product line of liquid nitrogen freezers are controlled-rate freezers and Isothermal LN2 freezers, constructed with a patented system which stores liquid nitrogen in a jacketed space in the walls of the freezer. This dry storage method eliminates liquid nitrogen contact with stored specimens, reduces the risk of cross-contamination and provides increased user safety in a laboratory setting. To accommodate customer requirements, we offer customizable features including wide bodied and extended height.

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

Automated, water-free thawing products

In April 2019, we acquired Astero Bio Corporation (“Astero”). The Astero ThawSTAR® line includes automated vial and cryobag thawing products that control the heat and timing of the thawing process of biologic material. Our customizable, automated, water-free thawing products uses algorithmic programmed, heating plates to consistently bring biologic material from a frozen state to a liquid state in a controlled and consistent manner. This helps reduce cell structure damage during the temperature transition. The ThawSTAR® products can reduce risks of contamination versus using a traditional water bath.

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

Critical accounting policies and estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 1 to the Unaudited Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

Results of operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the related footnotes thereto.

Revenues

Total bioproduction tools and services revenue for three months ended March 31, 2022 and 2021 was comprised of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Product revenue
Freezer and thaw	$15,335	$4,848	$10,487	216%
Cell processing	14,899	8,928	5,971	67%
Storage and cold chain services	154	-	154	-
Service revenue
Storage and cold chain services	3,090	2,204	886	40%
Rental revenue
Storage and cold chain services	2,742	867	1,875	216%
Total revenue	$36,220	$16,847	$19,373	115%

Product revenue

Product revenue was $30.4 million for the three months ended March 31, 2022, representing an increase of $16.6 million, or 121%, compared with the same period in 2021. Organic revenue grew 45% due to the continued adoption of our cell processing products by customers in the CGT market and the expansion of our storage and cold chain services in the northeastern United States and the Netherlands.

Product revenue from our freezer and thaw products increased by $10.5 million, or 216%, in the three months ended March 31, 2022 compared with the same period in 2021. Organic freezer and thaw revenue decreased by 3% due to production delays that arose from supply chain disruptions.

Product revenue from our cell processing products increased by $6.0 million, or 67%, in the three months ended March 31, 2022 compared with the same period in 2021. Organic cell processing revenue increased 53%, as our cell processing products continue to be adopted by customers in the CGT market.

Product revenue from our storage and cold chain services was $154,000 in the three months ended March 31, 2022. The entirety of the $154,000 recognized was generated organically. Storage and cold chain services did not generate any product revenue in the three months ended March 31, 2021.

Service revenue

Service revenue was $3.1 million for the three months ended March 31, 2022, representing an increase of $886,000, or 40%, compared with the same period in 2021. The entirety of this increase was generated organically. The increase relates primarily to $903,000 of revenue generated by our Netherlands biorepository storage expansion which became operational in the fourth quarter of 2021.

Rental revenue

Rental revenue was $2.7 million for the three months ended March 31, 2022, representing an increase of $1.9 million, or 216%, compared with 2021. The entirety of this increase was generated organically. Increases in rental revenues are attributable to increased rental volumes to existing customers and the leasing of dedicated storage spaces and other assets through our biological and pharmaceutical services product line.

Costs and operating expenses

Total costs and operating expenses for three months ended March 31, 2022 and 2021 were comprised of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Cost of product, rental, and service revenue	$24,446	$7,550	$16,896	224%
Research and development	3,781	1,987	1,794	90%
Sales and marketing	4,891	2,021	2,870	142%
General and administrative	11,196	4,830	6,366	132%
Intangible asset amortization	2,863	933	1,930	207%
Acquisition costs	11	998	(987)	(99)%
Change in fair value of contingent consideration	(3,335)	(491)	(2,844)	579%
Total operating expenses	$43,853	$17,828	$26,025	146%

Cost of product, rental, and service revenue

Cost of revenue increased $16.9 million, or 224%, respectively, compared to the same period in 2021, due primarily to the acquisitions of Global Cooling and Sexton. In addition to the acquisitions, the Company experienced higher than expected warranty expense and material costs. We expect that cost of product revenue may fluctuate in future quarters based on production volumes, raw material and transportation costs, customer mix, and product mix.

Cost of revenue net of intangible amortization related to acquired technology was 71% and 48% for the three months ended March 31, 2022 and 2021, respectively. The increase in cost of revenue net of intangible amortization related to acquired technology is a result of increased revenues from lower margin product lines acquired in 2021.

Research and development expenses

Research and development (“R&D”) expense consist primarily of salaries and other personnel-related costs, non-cash stock-based expense, consulting, and external product development services.

R&D expense for the three months ended March 31, 2022 increased $1.8 million, or 90%, respectively, compared with the same period in 2021. The increase is primarily due to our acquisitions of Global Cooling in Q2 2021 and Sexton in Q3 2021.

We expect our R&D expense to increase as we continue to expand, develop, and refine the product lines we acquired in 2019, 2020, and 2021.

Sales and marketing expenses

Sales and marketing expense (“S&M”) consists primarily of salaries and other personnel-related costs, non-cash stock-based expense, consulting, trade shows, travel, sales commissions, and advertising.

S&M expense for the three months ended March 31, 2022 increased $2.9 million, or 142%, respectively, compared with the same period in 2021. The increase is primarily due to our acquisitions of Global Cooling in Q2 2021 and Sexton in Q3 2021, increased non-cash stock-based expense and increased expenses related to travel and tradeshows.

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

G&A expenses for the three months ended March 31, 2022 increased $6.4 million, or 132%, respectively, compared with the same period in 2021. The increase reflects the assumption of G&A expenses related to our acquisitions of Global Cooling in Q2 2021 Sexton in Q3 2021, increased headcount and non-cash stock-based compensation expense, accounting fees, and insurance expense.

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

Acquisition costs

Acquisition costs consist of legal, accounting, third-party valuations, and other due diligence costs incurred related to our SciSafe, Global Cooling, and Sexton acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our Astero, CBS, and SciSafe acquisitions.

Other income and expense

Total other income and expenses for the three months ended March 31, 2022 and 2021 were comprised of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Change in fair value of warrant liability	$-	$(121)	$121	(100)%
Interest expense, net	(163)	(16)	(147)	919%
Other expense	131	-	131	-%
Total other income, net	$(32)	$(137)	$105	(77)%

Change in fair value of warrant liability. Reflects the changes in fair value associated with the periodic “mark to market” valuation of certain warrants that were issued in 2014. All outstanding warrants were exercised via a “cashless” exercise on March 25, 2021.

Interest income (expense), net. We earn interest on cash held in our money market account. Interest expense in the three months ended March 31, 2022 grew compared to 2021 due to debt acquired in the acquisition of Global Cooling and equipment financing.

Liquidity and capital resources

On March 31, 2022 and December 31, 2021, we had $59.5 million and $69.9 million in cash and cash equivalents, respectively. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Cash flows

	Three Months Ended March 31,
(In thousands)	2022	2021	$ Change
Operating activities	$(7,924)	$1,820	$(9,744)
Investing activities	(2,270)	(4,427)	2,157
Financing activities	(181)	1,216	(1,397)
Net (decrease) increase in cash and cash equivalents	$(10,375)	$(1,391)	$(8,984)

Net cash (used in) provided by operating activities

During the three months ended March 31, 2022, net cash used by operating activities was $7.9 million compared to net cash provided by operating activities of $1.8 million for the three months ended March 31, 2021. The increase in cash used by operating activities was primarily the result of the timing of collection and disbursement of working capital related items in accounts receivable, inventory, accounts payable, and accrued expenses and other current liabilities.

Net cash used in investing activities

Net cash used by investing activities totaled $2.3 million during the three months ended March 31, 2022 compared to net cash used by investing activities of $4.4 million for the three months ended March 31, 2021. The decrease in cash used by investing activities was the result of significant investments made in Q1 2021 to support the expansion of our storage and cold chain services product line that did not recur in Q1 2022.

Net cash (used in) provided by financing activities

Net cash used by financing activities totaled $181,000 during the three months ended March 31, 2022, compared to net cash provided by financing activities of $1.2 million during the three months ended March 31, 2021. The differences noted in cash used or provided by investing activities was the result of equipment loans entered into in Q1 2021.

Off-balance sheet arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

Contractual obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC. There have been no significant changes to these obligations in the three months ended March 31, 2022.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-Q were not effective, due to the material weaknesses in our internal controls over financial reporting. As previously reported, we identified material weaknesses in our internal controls over financial reporting as of December 31, 2021 with regard to (i) inappropriately designed entity-level controls impacting the control environment, risk assessment, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements attributed to an insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, ineffective identification and assessment or risks impacting internal control over financial reporting, and ineffective monitoring controls; (ii) information system logical access within certain key financial systems; (iii) accounting policies and procedures and related controls over complex financial statement areas; (iv) accounting policies, procedures, and related controls over assets held for lease; (v) accounting policies, procedures, and related controls over the preparation and review of projected financial information used in determining the valuation of acquired intangible assets and contingent consideration in business combinations as well as the quantitative impairment analysis of indefinite-lived intangible assets; and (vi) policies, procedures, and related controls over the presentation and disclosure of amounts presented in the consolidated financial statements in accordance with the applicable financial reporting requirements.

Changes in Internal Control Over Financial Reporting. Other than the remediation of a previously identified material weakness as described below, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation.

With respect to the material weakness related to information system logical access within certain key financial systems described above, management has continued to test and evaluate the elements of the remediation plan implemented to date, which consisted of removing administrator access rights from accounting personnel. Based on management’s review and the oversight of the Audit Committee, we have determined that this weakness was fully remediated as of March 31, 2022.

With respect to the other material weaknesses described above, management plans to implement the following measures:

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

Item 1A. RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which BioLife has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2021 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2021.

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

BIOLIFE SOLUTIONS, INC.

Date: May 10, 2022	/s/ Troy Wichterman
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