Form 10-Q
period 2022-06-30
BIOLIFE SOLUTIONS INC
filed 2022-08-09
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, 42,605,036 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except per share and share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$24,001	$69,860
Restricted cash	28	10
Available-for-sale securities, current portion	22,546	-
Accounts receivable, trade, net of allowance for doubtful accounts of $458 and $275 as of June 30, 2022 and December 31, 2021, respectively	31,257	23,217
Inventories	33,335	28,345
Prepaid expenses and other current assets	6,890	4,427
Total current assets	118,057	125,859

Assets held for rent, net	9,083	9,809
Property and equipment, net	19,117	17,657
Operating lease right-of-use assets, net	17,306	18,705
Financing lease right-of-use assets, net	367	440
Long-term deposits and other assets	323	325
Available-for-sale securities, long-term	489	-
Equity investments	4,372	4,372
Intangible assets, net	76,524	152,149
Goodwill	224,741	224,741
Total assets	$470,379	$554,057

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,537	$14,945
Accrued expenses and other current liabilities	7,187	7,142
Warranty liability	8,722	9,398
Lease liabilities, operating, current portion	2,733	2,758
Lease liabilities, financing, current portion	153	149
Debt, current portion	1,363	862
Contingent consideration, current portion	1,603	5,127
Total current liabilities	33,298	40,381

Contingent consideration, long-term	1,912	4,900
Lease liabilities, operating, long-term	15,205	16,466
Lease liabilities, financing, long-term	213	291
Debt, long-term	6,188	6,353
Deferred tax liabilities	1,149	5,487
Other long-term liabilities	101	42
Total liabilities	58,066	73,920

Commitments and Contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 42,536,734 and 41,817,503 shares issued and outstanding, respectively, as of June 30, 2022 and December 31, 2021	43	42
Additional paid-in capital	597,810	585,397
Accumulated other comprehensive loss, net of taxes	(900)	(282)
Accumulated deficit	(184,640)	(105,020)
Total shareholders’ equity	412,313	480,137
Total liabilities and shareholders’ equity	$470,379	$554,057

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share and share data)	2022	2021	2022	2021

Product revenue	$34,170	$27,468	$64,558	$41,244
Service revenue	3,698	1,963	6,787	4,167
Rental revenue	2,665	1,773	5,407	2,640
Total product, rental, and service revenue	40,533	31,204	76,752	48,051
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	21,561	15,986	41,501	21,609
Cost of service revenue (exclusive of intangible assets amortization)	2,968	1,427	5,557	2,779
Cost of rental revenue (exclusive of intangible assets amortization)	1,665	1,141	3,582	1,716
General and administrative	11,351	7,146	22,546	11,974
Sales and marketing	5,415	3,142	10,306	5,164
Research and development	3,428	3,045	7,209	5,032
Intangible asset impairment charges	69,900	-	69,900	-
Intangible asset amortization	2,863	1,882	5,725	2,815
Acquisition costs	5	272	16	1,271
Change in fair value of contingent consideration	(2,361)	1,718	(5,695)	1,226
Total operating expenses	116,795	35,759	160,647	53,586
Operating loss	(76,262)	(4,555)	(83,895)	(5,535)

Other expense:
Interest expense, net	(9)	(121)	(173)	(137)
Other (expense) income, net	(22)	-	110	(1)
Change in fair value of warrant liability	-	-	-	(121)
Total other expense, net	(31)	(121)	(63)	(259)

Loss before income tax benefit	(76,293)	(4,676)	(83,958)	(5,794)
Income tax benefit	3,739	12,552	4,338	12,552
Net (loss) income	$(72,554)	$7,876	$(79,620)	$6,758

Net (loss) income attributable to common shareholders:
Basic	$(72,554)	$7,661	$(79,620)	$6,543
Diluted	(72,554)	7,668	(79,620)	6,551
Net (loss) income per share attributable to common shareholders:
Basic	$(1.71)	$0.20	$(1.89)	$0.18
Diluted	$(1.71)	$0.19	$(1.89)	$0.17
Weighted average shares used to compute (loss) earnings per share attributable to common shareholders:
Basic	42,460,189	38,072,712	42,238,355	35,668,124
Diluted	42,460,189	40,390,098	42,238,355	38,275,603

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021

Net (loss) income	$(72,554)	$7,876	$(79,620)	$6,758

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(422)	3	(578)	3
Unrealized loss on available-for-sale securities, net of tax	(40)	-	(40)	-

Comprehensive (loss) income	$(73,016)	$7,879	$(80,238)	$6,761

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30, 2022
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	-	$-	41,817,503	$42	$585,397	$(282)	$(105,020)	$480,137
Fees incurred for registration filings	-	-	-	-	(76)	-	-	(76)
Stock-based compensation	-	-	-	-	11,372	-	-	11,372
Stock option exercises	-	-	154,504	-	301	-	-	301
Stock issued – on vested RSAs	-	-	500,597	1	-	-	-	1
Contingent consideration shares issued	-	-	64,130	-	816	-	-	816
Foreign currency translation	-	-	-	-	-	(578)	-	(578)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(40)	-	(40)
Net loss	-	-	-	-	-	-	(79,620)	(79,620)
Balance, June 30, 2022	-	$-	42,536,734	$43	$597,810	$(900)	$(184,640)	$412,313

	Three Months Ended June 30, 2022
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, March 31, 2022	-	$-	42,331,082	$42	$591,002	$(438)	$(112,086)	$478,520
Fees incurred for registration filings	-	-	-	-	(24)	-	-	(24)
Stock based compensation	-	-	-	-	5,973	-	-	5,973
Stock option exercises	-	-	24,571	-	43	-	-	43
Stock issued – on vested RSAs	-	-	116,951	1	-	-	-	1
Contingent consideration shares issued	-	-	64,130	-	816	-	-	816
Foreign currency translation	-	-	-	-	-	(422)	-	(422)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(40)	-	(40)
Net loss	-	-	-	-	-	-	(72,554)	(72,554)
Balance, June 30, 2022	-	$-	42,536,734	$43	$597,810	$(900)	$(184,640)	$412,313

	Six Months Ended June 30, 2021
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2020	-	$-	33,039,146	$33	$302,598	$-	$(97,385)	$205,246
Stock issued as consideration in GCI acquisition	-	-	6,636,470	7	232,734	-	-	232,741
Stock-based compensation	-	-	-	-	4,024	-	-	4,024
Stock option exercises	-	-	387,759	1	607	-	-	608
Stock issued – on vested RSAs	-	-	427,315	-	-	-	-	-
Cashless exercises of 79,100 warrants	-	-	70,030	-	2,901	-	-	2,901
Foreign currency translation	-	-	-	-	-	3	-	3
Net income	-	-	-	-	-	-	6,758	6,758
Balance, June 30, 2021	-	$-	40,560,720	$41	$542,864	$3	$(90,627)	$452,281

	Three Months Ended June 30, 2021
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2021	-	$-	33,634,194	$34	$307,246	$-	$(98,503)	$208,777
Stock issued as consideration in GCI acquisition	-	-	6,636,470	7	232,734	-	-	232,741
Stock based compensation	-	-	-	-	2,520	-	-	2,520
Stock option exercises	-	-	224,894	-	364	-	-	364
Stock issued – on vested RSAs	-	-	65,162	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	3	-	3
Net income	-	-	-	-	-	-	7,876	7,876
Balance, June 30, 2021	-	$-	40,560,720	$41	$542,864	$3	$(90,627)	$452,281

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net (loss) income	$(79,620)	$6,758
Adjustments to reconcile net (loss) income to net cash used in operating activities
Intangible asset impairment charges	69,900	-
Stock-based compensation	11,372	4,024
Amortization of intangible assets	5,725	2,815
Depreciation	3,257	1,895
Non-cash lease expense	1,308	1,047
Change in fair value of warrant liability	-	121
Loss on disposal of property and equipment, net	35	-
(Gain) loss on disposal of assets held for rent, net	(264)	102
Deferred income tax benefit	(4,338)	(12,552)
Change in fair value of contingent consideration	(5,695)	1,226
Other	200	175

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	(8,128)	(8,494)
Inventories	(4,990)	1,283
Prepaid expenses and other assets	(1,492)	2,370
Accounts payable	(3,402)	(2,790)
Accrued expenses and other current liabilities	(1,033)	(681)
Warranty liability	(676)	(3,201)
Net cash used in operating activities	(17,841)	(5,902)

Cash flows from investing activities
Cash acquired in acquisition of Global Cooling, Inc.	-	43
Proceeds from sale of equipment	-	1
Purchases of assets held for rent	(774)	(4,280)
Purchases of property and equipment	(3,491)	(4,407)
Investment in available-for-sale securities	(23,075)	-
Net cash used in investing activities	(27,340)	(8,643)

Cash flows from financing activities
Proceeds from exercise of common stock options	301	608
Proceeds from line of credit	-	11,800
Proceeds from equipment loans	-	1,282
Payments on line of credit	-	(12,738)
Fees incurred for registration filings	(76)	-
Payments on equipment loans	(247)	-
Payments on financed insurance premium	(458)	(187)
Other	10	(380)
Net cash (used in) provided by financing activities	(470)	385

Net decrease in cash, cash equivalents, and restricted cash	(45,651)	(14,160)
Cash, cash equivalents, and restricted cash – beginning of period	69,870	90,456
Effects of currency translation on cash, cash equivalents, and restricted cash	(190)	3
Cash, cash equivalents, and restricted cash – end of period	$24,029	$76,299
Non-cash investing and financing activities
Cashless exercise of warrants reclassified from warrant liability to common stock	$-	$2,901
Cashless issuance of SciSafe earnout shares	$816	$-
Stock issued as consideration to acquire Global Cooling, Inc.	$-	$232,741
Equipment acquired under operating leases	$243	$6,971
Equipment acquired under finance leases	$-	$440
Purchase of property and equipment not yet paid	$102	$-
Cash interest paid	$121	$-

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and significant accounting policies

Business

BioLife Solutions, Inc. (“BioLife”, “us”, “we”, “our”, or the “Company”) is a developer, manufacturer, and supplier of a portfolio of bioproduction tools and services including proprietary biopreservation media, automated cell processing fill machines, closed system cryogenic vials, human platelet lysate (“hPL”) growth media, automated thawing devices, cloud-connected shipping containers, ultra-low temperature mechanical freezers, cryogenic and controlled rate freezers and biological and pharmaceutical materials storage. Our CryoStor® freeze media and HypoThermosol® hypothermic storage media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death. Our Sexton cell processing product line includes hPL media, for cell expansion reducing risk and improving downstream performance inherent with the use of fetal bovine serum and human serum, and CellSeal® cryogenic vials, which are purpose-built rigid containers used as a primary final package for cells used in research and clinical applications. These vials can be filled manually or with high throughput systems and automated cell processing machines that bring multiple processes traditionally performed by manual techniques under a higher level of control to protect cells from loss or contamination. Our ThawSTAR® product line is comprised of a family of automated thawing devices for frozen biologic material packaged in cryovials and cryobags. These products help to reduce thawing related damage to temperature-sensitive biologic materials by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. Our cryogenic freezer technology provides for controlled rate freezing and cryogenic storage of biologic materials. Our ultra-low temperature mechanical freezers allow biological materials to be stored at temperatures which range from negative 20℃ to negative 86℃. Our evo® shipping containers provide cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals. Our biological and pharmaceutical materials storage services provide facilities that allow for real-time tracking of biologic materials that can be stored at a wide range of temperatures.

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

Significant estimates and assumptions by management affect the Company’s net realizable value of inventory, fair value of warrant liability, valuation of market based awards, valuations and purchase price allocations related to investments and business combinations, fair value of marketable debt securities, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, share-based compensation, contingent consideration from business combinations, and the recoverability of the Company’s deferred tax assets and the related valuation allowance.

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

The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, SAVSU Technologies, Inc. (“SAVSU” acquired on August 8, 2019), Arctic Solutions, Inc. doing business as Custom Biogenic Systems (“CBS” acquired on November 12, 2019), SciSafe Holdings, Inc. (“SciSafe” acquired on October 1, 2020), BioLife Solutions B.V. (formed on April 1, 2021), Global Cooling, Inc. doing business as Stirling Ultracold (“Global Cooling” or “GCI” acquired on May 3, 2021), and Sexton Biotechnologies, Inc. (“Sexton” acquired on September 1, 2021). All intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign currency translation

The Company translates items presented on its Unaudited Condensed Consolidated Balance Sheet, Unaudited Condensed Consolidated Statements of Operations, Unaudited Condensed Consolidated Statements of Shareholders’ Equity, and Unaudited Condensed Consolidated Statements of Cash Flows into U.S. dollars. For the Company’s subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates at the balance sheet date; revenue and expenses are translated using average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of Accumulated Other Comprehensive Loss in the Unaudited Condensed Consolidated Statements of Shareholders' Equity.

Segment reporting

The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Significant accounting policies

The following describes an update to the Company’s accounting policies for investments. For a full discussion of significant accounting policies, including additional information regarding the Company’s accounting policies for investments, refer to the Notes to the Consolidated Financial Statements included within the Company’s 2021 Form 10-K.

The Company classifies its investment in marketable debt securities as “available-for-sale.” Available-for-sale securities are carried at fair value with unrealized holding gains or losses recorded in other comprehensive income, net of tax. Gains or losses are included in earnings in the period in which they are realized. The cost of securities sold is determined based on the specific identification method. The cost of available-for-sale debt securities is adjusted for premiums and discounts, with the accretion or amortization of such amounts included as a portion of interest. Available-for-sale debt securities with an original maturity date less than one year are classified as current investments. Available-for-sale debt securities with an original maturity date exceeding one year are classified as long-term.

Liquidity and capital resources

On June 30, 2022 and December 31, 2021, we had $47.0 million and $69.9 million in cash, cash equivalents, and available-for-sale securities, respectively. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

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

In the six months ended June 30, 2022 and year ended December 31, 2021, we experienced supply chain disruptions due to the effects of COVID-19 on our suppliers of sheet metal and electronic components that incorporate semiconductor chips. These supply chain disruptions decreased our profitability as a result of increased supplier pricing and production stoppages. We cannot be assured that a continued or prolonged global pandemic will not have other negative impacts on our manufacturing and shipping processes or our product costs. The extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.

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

Concentrations of credit risk and business risk

Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenues and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Customer A	17%	21%	*	*	*	*
Customer B	16%	11%	20%	*	20%	*

* less than 10%

Revenue from foreign customers is denominated in United States dollars or euros.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue by customers’ geographic locations	2022	2021	2022	2021
United States	75%	82%	77%	80%
Europe, Middle East, Africa (EMEA)	17%	10%	17%	11%
Canada	5%	5%	3%	6%
Other	3%	3%	3%	3%
Total revenue	100%	100%	100%	100%

In the three and six months ended June 30, 2022 and 2021, no suppliers accounted for more than 10% of purchases.

As of June 30, 2022 and December 31, 2021, no suppliers accounted for more than 10% of our accounts payable.

Recent accounting pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions. The FASB issued ASU 2022-03 to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity related securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years with early adoption permitted. BioLife Solutions is evaluating when to adopt the amendments in ASU 2022-03. BioLife Solutions does not expect a material impact as a result of adopting this amendment.

In March 2022, the FASB issued ASU No. 2022-02 Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancings and restructurings in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. We are currently evaluating the impact ASU 2022-02 will have on our consolidated financial statements.

2. Fair value measurement

In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”), the Company measures its financial instruments at fair value on a recurring basis. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of their short maturities. The carrying value of our marketable debt securities, which are accounted for as available-for-sale, are classified within either Level 1 or Level 2 in the fair value hierarchy because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The carrying values of our long-term debt, which is classified within Level 2 in the fair value hierarchy, approximates fair value as our borrowings with lenders are at interest rates that approximate market rates for comparable loans. The Company also measures certain assets and liabilities at fair value on a non-recurring basis when applying acquisition accounting. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value fair hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The fair value of the CBS Contingent Consideration Liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 26.0%, a risk-free rate of approximately 1.74% and revenue volatility of 70%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. Subsequent to the acquisition date, at each reporting period, the Contingent Consideration Liability is re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the Contingent Consideration Liability as of December 31, 2021, the Company used a discount rate of 21.0%, a risk-free rate of 0.23% and revenue volatility of 63%. This Contingent Consideration Liability is included in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 in the amount of $140,000.

The fair value of the SciSafe Contingent Consideration Liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 4.5%, a risk-free rate of approximately 0.20%, asset volatility of 60%, and revenue volatility of 15%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. At the acquisition date, the contingent consideration was determined to have a fair value of $3.7 million. Subsequent to the acquisition date, the Contingent Consideration Liability was re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the Contingent Consideration Liability as of June 30, 2022, the Company used a discount rate of 11.0%, a risk-free rate of approximately 2.9%, asset volatility of 69%, and revenue volatility of 30%. This Contingent Consideration Liability is included in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 in the amounts of $3.4 million and $9.9 million, respectively. The changes in fair value of contingent consideration associated with this liability are included within the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. These changes were $2.4 million and $5.7 million for the three and six months ended June 30, 2022, respectively, and $1.8 million and $1.3 million for the three and six month periods ended June 30, 2021, respectively. During the three and six months ended June 30, 2022, the first hurdle associated with this liability was satisfied and 64,130 shares were issued as payment.

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

There were no remeasurements to fair value during the three and six months ended June 30, 2022 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, based on the three-tier fair value hierarchy:

(In thousands)

As of June 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$17,086	$-	$-	$17,086
Corporate debt securities	-	2,242	-	2,242
Non-U.S. government agency securities	-	748	-	748
Marketable debt securities:
U.S. government securities	10,335	-	-	10,335
Corporate debt securities	-	11,515	-	11,515
Other debt securities	-	1,185	-	1,185
Total	27,421	15,690	-	43,111
Liabilities:
Contingent consideration - business combinations	-	-	3,515	3,515
Debt	-	7,551	-	7,551
Total	$-	$7,551	$3,515	$11,066

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$63,873	$-	$-	$63,873
Total	63,873	-	-	63,873
Liabilities:
Contingent consideration - business combinations	-	-	10,027	10,027
Debt	-	7,215	-	7,215
Total	$-	$7,215	$10,027	$17,242

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

The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Beginning balance	$10,027	$7,152
Change in fair value recognized in net (loss) income	(5,695)	1,226
Payment of contingent consideration earned	(817)	-
Ending balance	$3,515	$8,378

The following table presents the changes in fair value of warrant liabilities which are measured using Level 3 inputs:

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Beginning balance	$-	$2,780
Exercised warrants	-	(2,901)
Change in fair value recognized in net (loss) income	-	121
Ending balance	$-	$-

3. Investments

Available-for-sale securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	June 30, 2022
	Amortized	Gross unrealized		Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale securities, current portion
U.S. government securities	$10,361	$-	$26	$10,335
Corporate debt securities	11,524	-	8	11,516
Other debt securities	699	-	4	695
Total short-term	22,584	-	38	22,546

Available-for-sale securities, long-term
Other debt securities	491	-	2	489

Total marketable securities	$23,075	$-	$40	$23,035

There were no outstanding available-for-sale marketable securities as of December 31, 2021.

The contractual maturities of our available-for-sale marketable securities as of June 30, 2022 are as follows:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$22,584	$22,546
Due after one year through five years	491	489
Total	$23,075	$23,035

Equity investments

We periodically invest in securities of private companies to promote business and strategic objectives. At June 30, 2022 and December 31, 2021, we held non-marketable equity securities without a readily determinable fair value, comprised of $3.4 million in Series A-1 and A-2 Preferred Stock in iVexSol, Inc. and $995,000 in Series E Preferred Stock in PanTHERA CryoSolutions, Inc.

4. Inventory

Inventory consists of the following as of June 30, 2022 and December 31, 2021:

(In thousands)	2022	2021
Raw materials	$18,457	$17,252
Work in progress	4,791	5,015
Finished goods	10,087	6,078
Total	$33,335	$28,345

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

The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(In thousands)	2022	2021
Weighted average discount rate - operating leases	3.8%	3.8%
Weighted average discount rate - finance leases	6.1%	6.1%
Weighted average remaining lease term in years - operating leases	7.5	7.8
Weighted average remaining lease term in years - finance leases	2.5	3.0

The components of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Operating lease costs	$929	$679	$1,836	$1,154
Short-term lease costs	519	450	986	661
Total operating lease costs	1,448	1,129	2,822	1,815

Variable lease costs	254	157	559	284
Total lease costs	$1,702	$1,286	$3,381	$2,099

Maturities of our lease liabilities as of June 30, 2022 are as follows:

(In thousands)	Operating Leases	Financing Leases
2022 (6 months remaining)	$1,756	$86
2023	3,199	171
2024	2,921	101
2025	2,461	37
2026	2,001	1
Thereafter	8,364	-
Total lease payments	20,702	396
Less: interest	(2,764)	(30)
Total present value of lease liabilities	$17,938	$366

6. Assets held for rent

Assets held for rent consist of the following as of June 30, 2022 and December 31, 2021:

(In thousands)	2022	2021
Shippers placed in service	$6,274	$5,645
Fixed assets held for rent	4,686	4,040
Accumulated depreciation	(3,737)	(2,272)
Net	7,223	7,413
Shippers and related components in production	1,860	2,396
Total	$9,083	$9,809

Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $868,000 and $1.8 million in depreciation expense related to assets held for rent during the three and six months ended June 30, 2022, respectively, and $299,000 and $483,000 during the three and six months ended June 30, 2021, respectively.

7. Property and equipment

Property and equipment consist of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(In thousands)	2022	2021
Property and equipment
Leasehold improvements	$4,049	$3,840
Furniture and computer equipment	1,878	1,861
Manufacturing and other equipment	18,047	16,675
Construction in-progress	2,990	2,022
Subtotal	26,964	24,398
Less: Accumulated depreciation	(7,847)	(6,741)
Property and equipment, net	$19,117	$17,657

Depreciation expense for property and equipment was $730,000 and $1.5 million for the three and six months ended June 30, 2022, respectively, and $819,000 and $1.4 million during the three and six months ended June 30, 2021, respectively.

8. Goodwill and intangible assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350.

Intangible assets

Intangible assets, net consisted of the following as of June 30, 2022 and December 31, 2021:

(In thousands, except weighted average useful life)	June 30, 2022
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$15,984	$(2,976)	$13,008	9.8
Tradenames	29,635	(3,571)	26,064	13.3
Technology - acquired	38,410	(10,766)	27,644	5.4
Non-compete agreements	1,986	(725)	1,261	2.5
In-process research and development⁽¹⁾	8,547	-	8,547	N/A
Total intangible assets	$94,562	$(18,038)	$76,524	9.2

(In thousands, except weighted average useful life)	December 31, 2021
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$17,516	$(1,776)	$15,740	10.3
Tradenames	35,574	(2,306)	33,268	13.8
Technology - acquired	41,942	(7,789)	34,153	5.9
Non-compete agreements	1,990	(442)	1,548	3.0
In-process research and development⁽¹⁾	67,440	-	67,440	N/A
Total intangible assets	$164,462	$(12,313)	$152,149	9.8

(1) In-process R&D represents the fair value of incomplete research and development. We will begin to amortize the asset upon completion of development.

Amortization expense for definite-lived intangible assets was $2.9 million and $5.7 million for the three and six months ended June 30, 2022, respectively, and $1.9 million and $2.8 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the Company expects to record the following amortization expense for definite-lived intangible assets:

(In thousands)	Amortization
For the Years Ending December 31,	Expense
2022 (6 months remaining)	$5,005
2023	9,570
2024	8,745
2025	8,398
2026	7,975
Thereafter	28,284
Total	$67,977

Interim impairment testing as of June 30, 2022

In the six months ended June 30, 2022, the Company experienced a significant decline in its market capitalization. In July 2022, the Company abandoned an in-process research and development project within the asset group acquired in the acquisition of Global Cooling and revised its forecasts for net income and net cash flows to be generated by that asset group. The Company determined that these three events constituted interim triggering events that required further analysis with respect to potential impairment to goodwill, indefinite-lived intangibles, and definite-lived intangibles. The Company performed an interim quantitative impairment test as of the June 30, 2022 balance sheet date.

To assess any potential impairment of goodwill, the Company compared the carrying value of its single reporting unit against its market capitalization, noting that the market capitalization exceeded the carrying value. As such, goodwill was not impaired as of June 30, 2022.

The abandonment of the aforementioned in-process research and development project resulted in a $8.0 million non-cash impairment charge during the three months ended June 30, 2022 in the line item intangible asset impairment charges in the Company's Unaudited Condensed Consolidated Statements of Operations, which represents the entirety of the asset’s carrying value.

In order to determine the fair value of our in-process research and development intangible assets not related to the abandoned project, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected future revenue growth rates, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, the terminal growth rate, and the discount rate. As a result of the changes in these assumptions, we recognized a $50.9 million non-cash impairment charge during the three months ended June 30, 2022 in the line item intangible asset impairment charges in the Company's Unaudited Condensed Consolidated Statements of Operations, which represents the difference between the estimated fair value of the Company’s in-process research and development intangible assets and their carrying value. The carrying value of these assets prior to the impairment charge was $59.4 million.

In order to determine the fair value of the acquired technology, customer relationships, tradename, and non-compete definite-lived intangible assets, the Company utilized the excess earnings approach, distributor method, relief from royalty method, and with and without approach, respectively. The key assumptions associated with determining the estimated fair value include (i) the amount and timing of projected future cash flows (including revenue and expenses), (ii) the discount rate selected to measure the risks inherent in the future cash flows, (iii) the assessment of the asset’s life cycle, and (iv) the competitive trends impacting the asset. As a result of the analysis, we recognized non-cash impairment charges of $3.5 million, $1.5 million, $5.9 million, and $4,000 during the period ended June 30, 2022 for the acquired technology, customer relationships, tradename, and non-compete definite-lived intangible assets, respectively, in the line item intangible asset impairment charges in the Company's Unaudited Condensed Consolidated Statements of Operations, which represents the difference between the estimated fair value of the Company’s definite-lived intangible assets and their carrying values. The carrying value of the acquired technology, customer relationships, tradename, and non-compete definite-lived intangible assets were $31.2 million, $14.5 million, $32.0 million, and $1.3 million respectively prior to the impairment charges.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit, indefinite-lived intangible assets, and definite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected future revenue growth rates, EBITDA margins, terminal growth rates, discount rates, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, then our reporting unit, indefinite-lived intangible assets, and definite-lived intangible assets might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of the Company’s indefinite-lived and definite-lived intangible assets were impaired as of June 30, 2022 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates.

9. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(In thousands)	2022	2021
Accrued compensation	$4,638	$4,351
Accrued expenses	1,954	1,656
Deferred revenue, current	431	814
Accrued taxes	33	27
Other	131	294
Total accrued expenses and other current liabilities	$7,187	$7,142

10. Warranty reserve liability

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

A rollforward of our warranty liability is as follows:

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Beginning balance	$9,398	$212
Warranty reserve acquired in the acquisition of Global Cooling	-	3,353
Provision for warranties	1,514	610
Settlements of warranty claims	(2,190)	(761)
Ending Balance	$8,722	$3,414

11. Long-term debt

Long-term debt consisted of the following as of June 30, 2022 and December 31, 2021:

			June 30,	December 31,
(In thousands)	Maturity Date	Interest Rate	2022	2021
2022 term loan 1	Sep-24	4.0%	$1,750	$1,750
2022 term loan 2	Various	4.0%	2,896	2,813
Insurance premium financing	Apr-23	5.0%	869	373
Freezer equipment loan	Dec-25	5.7%	537	612
Manufacturing equipment loans	Oct-25	5.7%	311	355
Freezer installation loan	Various	6.3%	1,208	1,334
Other loans	Various	Various	7	9
Total debt, excluding unamortized debt issuance costs			7,578	7,246
Less: unamortized debt issuance costs			(27)	(31)
Total debt			7,551	7,215
Less: current portion			(1,363)	(862)
Total long-term debt			$6,188	$6,353

The 2022 term loans are secured by substantially all assets of Global Cooling. Equipment loans are secured by the financed equipment.

As of June 30, 2022, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2022 (6 months remaining)	$759
2023	1,165
2024	2,294
2025	543
2026	221
Thereafter	2,596
Total debt, excluding unamortized debt issuance costs	7,578
Less: unamortized debt issuance costs	(27)
Total debt	$7,551

12. Warrants

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

The following table summarizes warrant activity for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Beginning balance	-	$-	79,100	$4.75
Exercised	-	-	(79,100)	4.75
Ending balance	-	$-	-	$-

13. Revenue

To determine revenue recognition for contractual arrangements that we determine are within the scope of Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. During the three and six months ended June 30, 2022, the Company recognized approximately $382,000 and $456,000, respectively, of revenue that was included in the deferred revenue balance at the beginning of the year.

The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of cell processing tools, freezers, thawing devices, and cold chain products. We recognize product revenue, including shipping and handling charges billed to customers, at a point in time when we transfer control of our products to our customers, which is upon shipment for substantially all transactions. Shipping and handling costs are classified as part of cost of product revenue in the Consolidated Statements of Operations. Service revenue is generated from the storage of biological and pharmaceutical materials. We recognize service revenue over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the three and six months ended June 30, 2022.

The Company also generates revenue from the leasing of our property, plant, and equipment, operating right-of-use assets, and evo cold chain systems within its storage and storage services product line to customers pursuant to service contracts or rental arrangements entered into with the customer. Revenue from these arrangements is not within the scope of FASB ASC Topic 606 as it is within the scope of FASB ASC Topic 842, Leases. All customers leasing shippers currently do so under month-to-month rental arrangements. We account for these rental transactions as operating leases and record rental revenue on a straight-line basis over the rental term.

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

Total bioproduction tools and services revenue for the three and six months ended June 30, 2022 and 2021 were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except percentages)	2022	2021	2022	2021
Product revenue
Freezer and thaw	$18,670	$17,564	$34,005	$22,411
Cell processing	15,356	9,699	30,254	18,626
Storage and storage services	144	205	299	207
Service revenue
Storage and storage services	3,698	1,963	6,787	4,167
Rental revenue
Storage and storage services	2,665	1,773	5,407	2,640
Total revenue	$40,533	$31,204	$76,752	$48,051

The following table includes estimated rental revenue expected to be recognized in the future related to embedded leases as well as estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting periods. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The estimated revenue in the following table does not include contracts with the original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of June 30, 2022.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts:

	Year Ending December 31,
(In thousands)	2022 (6 months remaining)	2023	2024	Total
Rental revenue	$3,901	$3,735	$900	$8,536
Service revenue	$151	$188	$10	$349

14. Share-based compensation

Service vesting-based stock options

The following is a summary of service vesting-based stock option activity for the June 30, 2022, and the status of service vesting-based stock options outstanding as of June 30, 2022:

	Six Months Ended
	June 30, 2022
	Shares	Wtd. Avg. Exercise Price
Outstanding as of beginning of year	624,531	$2.13
Exercised	(154,504)	1.95
Outstanding as of June 30, 2022	470,027	$2.19

Stock options exercisable as of June 30, 2022	470,027	$2.19

We recognized stock compensation expense related to service-based options of zero during the three and six months ended June 30, 2022 and $6,000 and $15,000 during the three and six months ended June 30, 2021, respectively. As of June 30, 2022, there was $5.5 million of aggregate intrinsic value of outstanding and exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised was $390,000 and $3.9 million during the three and six months ended June 30, 2022, respectively, and $475,000 and $3.8 million during the three and six months ended June 30, 2021, respectively. There were no service based-vesting options granted during the three and six months ended June 30, 2022. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable as of June 30, 2022 is 3.3 years. There were no unrecognized compensation costs for service vesting-based stock options as of June 30, 2022.

Performance-based stock options

No stock compensation expense was recognized during the three and six months ended June 30, 2022 and 2021 related to performance-based options. There were no performance-based stock options exercised in the three and six months ended June 30, 2022. The intrinsic value of performance-based awards exercised was $6.9 million and $9.8 million during the three and six months ended 2021, respectively. There were no stock options granted to employees and non-employee directors in the three and six months ended June 30, 2022 and 2021.

Restricted stock

Service vesting-based restricted stock

The following is a summary of service vesting-based restricted stock activity for the six months ended June 30, 2022, and the status of unvested service vesting-based restricted stock outstanding as of June 30, 2022:

	Six Months Ended
	June 30, 2022
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	1,212,783	$37.48
Granted	372,069	23.72
Vested	(282,317)	34.65
Forfeited	(55,802)	45.38
Non-vested as of June 30, 2022	1,246,733	$33.65

The aggregate fair value of the service vesting-based awards granted was $883,000 and $8.8 million during the three and six months ended June 30, 2022, respectively, and $2.4 million and $4.6 million during the three and six months ended June 30, 2021, respectively. The aggregate fair value of the service vesting-based awards that vested was $2.0 million and $7.0 million during the three and six months ended June 30, 2022, respectively, and $2.5 million and $5.2 million during the three and six months ended June 30, 2021, respectively.

We recognized stock compensation expense related to service vesting-based awards of $4.7 million and $9.4 million during the three and six months ended June 30, 2022, respectively, and $2.1 million and $3.5 million during the three and six months ended June 30, 2021, respectively. As of June 30, 2022, there was $35.8 million in unrecognized compensation costs related to service vesting-based awards. We expect to recognize those costs over 2.7 years.

Market-based restricted stock

The following is a summary of market-based restricted stock activity under our stock option plan for the six months ended June 30, 2022 and the status of market-based restricted stock outstanding as of June 30, 2022:

	Six Months Ended
	June 30, 2022
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	139,756	$19.86
Granted	349,568	22.66
Vested	(218,280)	10.95
Non-vested as of June 30, 2022	271,044	$30.64

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

We recognized stock compensation expense of $1.2 million and $1.8 million related to market-based restricted stock awards for the three and six months ended June 30, 2022, respectively, and $441,000 and $726,000 during the three and six months ended June 30, 2021, respectively. As of June 30, 2022, there was $5.7 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1.4 years.

The aggregate fair value of the market-based awards granted was zero and $6.7 million during the three and six months ended June 30, 2022, respectively, and $261,000 and $1.8 million during the three and six months ended June 30, 2021, respectively. The aggregate fair value of the market-based awards that vested was zero and $5.0 million during the three and six months ended June 30, 2022, respectively, and zero and $10.2 million during the three and six months ended June 30, 2021, respectively.

Total stock compensation expense

We recorded total stock compensation expense for the three and six months ended June 30, 2022 and 2021, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development costs	$714	$437	$1,391	$620
Sales and marketing costs	738	269	1,443	453
General and administrative costs	3,719	1,667	6,729	2,646
Cost of revenue	802	147	1,809	305
Total	$5,973	$2,520	$11,372	$4,024

15. Acquisitions

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

Cash	$1,516
Accounts receivable, net	492
Inventories	1,310
Prepaid expenses and other current assets	670
Property, plant and equipment, net	737
Operating lease right-of-use assets, net	470
Developed technology	4,132
Customer relationships	2,276
Tradenames	2,324
Non-compete agreements	90
Goodwill	28,470
Accounts payable	(291)
Lease liabilities, operating	(470)
Deferred tax liability	(1,482)
Other liabilities	(316)
Fair value of net assets acquired	$39,928

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

Cash	$43
Accounts receivable, net	7,076
Inventories	15,547
Prepaid expenses and other current assets	639
Property, plant and equipment, net	3,512
Operating lease right-of-use assets, net	1,741
Financing lease right-of-use assets, net	114
Long-term deposits and other assets	4
Developed technology	18,140
Customer relationships	7,020
Tradenames	26,640
Non-compete agreements	1,240
In-process research and development	67,440
Goodwill	137,822
Accounts payable	(9,837)
Line of credit	(4,231)
Lease liabilities, operating	(1,880)
Lease liabilities, financing	(114)
Long-term debt	(4,410)
Deferred tax liability	(24,133)
Other liabilities	(7,464)
Fair value of net assets acquired	$234,909

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

In July 2022, the Company abandoned an in-process research and development project within the asset group acquired in the acquisition of Global Cooling and revised its forecasts for net income and net cash flows to be generated by that asset group. The Company determined that these events constituted interim triggering events that required further analysis with respect to potential impairment to indefinite-lived intangibles and definite-lived intangibles. The Company performed an interim quantitative impairment test as of the June 30, 2022 balance sheet date, noting that the values of indefinite-lived intangibles and definite-lived intangibles were impaired by $58.9 million and $11.0 million, respectively. See Note 8 – “Goodwill and intangible assets” for details.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
(In thousands)	(unaudited)	(unaudited)
Total revenue	$32,810	$50,665
Net (loss) income	$7,085	$5,162

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
(In thousands)	(unaudited)	(unaudited)
Total revenue	$51,035	$85,985
Net income (loss)	$(4,141)	$(6,095)

16. Income taxes

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

The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. The income tax benefit of $4.3 million for the six months ended June 30, 2022 resulted in an effective income tax rate of 5%. Included in the $4.3 million were discrete tax benefits of $235,000 related to stock compensation windfall tax benefits offset by an increase in the valuation allowance.

The Company’s US projected effective income tax rate without discrete items was 5%, which is lower than the US federal statutory rate of 21% primarily due to the impact of a projected valuation allowance on net operating loss carryforwards and non-deductible executive compensation offset by state tax benefits and research tax credits.

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. In determining the need for a valuation allowance, the Company’s management evaluates both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. After reviewing the evidence available, the Company’s management believes there is uncertainty regarding the future realizability of the U.S. net operating loss carryforward and is projecting a full valuation allowance of $21.6 million by year end. If operating results improve and projections indicate future utilization of the tax attributes, all or a portion of the valuation allowance would be released, resulting in a corresponding non-cash income tax benefit.

17. Net (loss) income per common share

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

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and earnings per share data)	2022	2021	2022	2021
Basic earnings (loss) per common share Numerator:
Net (loss) income	$(72,554)	$7,876	$(79,620)	$6,758
Amount attributable to unvested restricted shares	-	-	-	(7)
Amount attributable to warrants outstanding	-	(215)	-	(208)
Net (loss) income allocated to common shareholders	(72,554)	7,661	(79,620)	6,543

Denominator:
Weighted-average common shares issued and outstanding	42,460,189	38,072,712	42,238,355	35,668,124
Basic (loss) earnings per common share	$(1.71)	$0.20	$(1.89)	$0.18

Diluted earnings (loss) per common share Numerator:
Net (loss) income	$(72,554)	$7,876	$(79,620)	$6,758
Amount attributable to unvested restricted shares	-	(208)	-	(200)
Amount attributable to warrants	-	-	-	(7)
Less: gain related to change in fair value of warrants	-	-	-	-
Diluted (loss) earnings per common share	(72,554)	7,668	(79,620)	6,551

Denominator:
Weighted-average common shares issued and outstanding	42,460,189	38,072,712	42,238,355	35,668,124
Dilutive potential common shares from:
Stock options	-	1,249,810	-	1,436,767
Restricted shares	-	1,067,576	-	1,134,003
Warrants	-	-	-	36,709
Diluted weighted average shares issued and outstanding	42,460,189	40,390,098	42,238,355	38,275,603
Diluted (loss) earnings per common share	$(1.71)	$0.19	$(1.89)	$0.17

The following table sets forth the number of weighted-average common shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options and restricted stock awards	1,942,812	-	2,767,841	-
Total	1,942,812	-	2,767,841	-

18. Commitments and contingencies

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2022.

19. Employee benefit plan

The Company sponsors 401(k) defined contribution plans for its employees. These plans provide for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to these plans, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $301,000 and $527,000 in contributions to the plan for the three and six months ended June 30, 2022, respectively, and $216,000 and $350,000 for the three and six months ended June 30, 2021, respectively.

20. Subsequent events

The Company has evaluated events subsequent to June 30, 2022 through the date of this filing to assess the need for potential recognition or disclosure. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the Unaudited Condensed Consolidated Financial Statements.

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

Our current portfolio of bioproduction tools and services are comprised of three revenue lines that contain seven main offerings: (i) cell processing (including biopreservation media for the preservation of cells and tissues, human platelet lysate media for the supplementation of cell expansion, cryogenic vials and automated fill machines that provide high-quality, efficient, and precise mixes of solutions), (ii) freezers and thaw systems (including a full line of mechanical ultra-low temperature (“ULT”), isothermal, and liquid nitrogen freezers and accessories, automated thaw devices which provide controlled, consistent thawing of frozen biologics in vials and cryobags), and (iii) storage and storage services (including biological and pharmaceutical storage services, and “smart”, cloud connected devices for transporting biologic payloads).

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

Our products

Our bioproduction tools and services are comprised of three revenue lines that contain seven main offerings:

●	Cell processing
	○	Biopreservation media
	○	Human platelet lysate media (“hPL”), cryogenic vials, and automated cell-processing fill machines
●	Freezers and thaw systems
	○	Ultra-low temperature freezers
	○	Cryogenic freezers and accessories
	○	Automated thawing devices
●	Storage and storage services
	○	Biological and pharmaceutical material storage
	○	Cloud connected “smart” shipping containers

Biopreservation media

Our proprietary biopreservation media products, HypoThermosol® FRS and CryoStor®, are formulated to mitigate preservation-induced, delayed-onset cell damage and death, which result when cells and tissues are subjected to reduced temperatures. Our technology can provide our customers with significant shelf-life extension of biologic source material and final cell products, and can also greatly improve post-preservation cell and tissue viability and function. Our biopreservation media is serum-free, protein-free, fully defined, and manufactured under current Good Manufacturing Practices (cGMP). We strive to source wherever possible, the highest available grade, multi-compendium raw materials. We estimate our media products have been incorporated in more than 550 customer clinical applications, including numerous chimeric antigen receptor (CAR) T cell and other cell types.

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

Our scientific research activities over the last 30+ years enabled a detailed understanding of the molecular basis for the hypothermic and cryogenic (low-temperature induced) damage/destruction of cells through apoptosis and necrosis. This research led directly to the development of our HypoThermosol® FRS and CryoStor® technologies. Our proprietary biopreservation media products are specifically formulated to:

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

In August 2019, we acquired the remaining shares of SAVSU Technologies, Inc. (“SAVSU”) we did not previously own. SAVSU is a leading developer and supplier of next generation cold chain management tools for cell and gene therapies. The evo.is cloud app allows biologic products to be traced and tracked in real time. Our evo platform consists of rentable cloud-connected shippers and include technologies that enable tracking software provides real-time information on geolocation, payload temperature, ambient temperature, tilt of shipper, humidity, altitude, and real-time alerts when a shipper has been opened. Our internally developed evo.is software allows customers to customize alert notifications both in data measurements and user requirements. The evo Dry Vapor Shipper (“DVS”) has an improved form factor and ergonomics over traditional dewars, including extended thermal performance, reduced liquid nitrogen recharge time, improved payload extractors and ability to maintain temperature for longer periods during transit or otherwise in a non-upright orientation.

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

Critical accounting policies and estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC and Note 1 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on form 10-Q.

Results of operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the related footnotes thereto.

Revenues

Total bioproduction tools and services revenue for three and six months ended June 30, 2022 and 2021 was comprised of the following:

	Three Months Ended
	June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Product revenue
Freezer and thaw	$18,670	$17,564	$1,106	6%
Cell processing	15,356	9,699	5,657	58%
Storage and storage services	144	205	(61)	(30)%
Service revenue
Storage and storage services	3,698	1,963	1,735	88%
Rental revenue
Storage and storage services	2,665	1,773	892	50%
Total revenue	$40,533	$31,204	$9,329	30%

	Six Months Ended
	June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Product revenue
Freezer and thaw	$34,005	$22,411	$11,594	52%
Cell processing	30,254	18,626	11,628	62%
Storage and storage services	299	207	92	44%
Service revenue
Storage and storage services	6,787	4,167	2,620	63%
Rental revenue
Storage and storage services	5,407	2,640	2,767	105%
Total revenue	$76,752	$48,051	$28,701	60%

Product revenue

Product revenue was $34.2 million for the three months ended June 30, 2022, representing an increase of $6.7 million, or 24%, compared with the same period in 2021, and was $64.6 million for the six months ended June 30, 2022, representing an increase of $23.3 million, or 57%, compared with the same period in 2021. Organic revenue grew 36% in the six months ended June 30, 2022 due to the continued adoption of our cell processing products by customers in the CGT market.

Product revenue from our freezer and thaw products increased by $1.1 million and $11.6 million, or 6% and 52%, in the three and six months ended June 30, 2022, respectively, compared with the same period in 2021. Of the increase noted in the six months ended June 30, 2022, $10.7 million is attributable to revenue generated by our ULT freezer products, which were acquired in May 2021. Organic freezer and thaw revenue increased by 9% in the six months ended June 30, 2022  due to strong cryogenic freezer sales in the three months ended June 30, 2022.

Product revenue from our cell processing products increased by $5.7 million and $11.6 million, or 58% and 62%, in the three and six months ended June 30, 2022, respectively, compared with the same period in 2021. Of the increase noted in the three and six months ended June 30, 2022, $1.2 million and $2.4 million of the increases are respectively attributable to revenue generated by our hPL, cryogenic vial, and automated fill machine products, which were acquired in September 2021. Organic cell processing revenue increased 49% in the six months ended June 30, 2022, as our cell processing products continue to be adopted by customers in the CGT market.

Product revenue from our storage and storage services decreased by $61,000 and increased by $92,000, or a 30% decrease and a 44% increase, in the three and six months ended June 30, 2022, respectively, compared with the same period in 2021.

Service revenue

Service revenue was $3.7 million and $6.8 million for the three and six months ended June 30, 2022, respectively, representing increases of $1.7 million and $2.6 million, or 88% and 63%, compared with the same period in 2021. The entirety of these increases were generated organically. The increase relates primarily to $1.8 million of revenue generated by our Netherlands biorepository storage expansion which became operational in the fourth quarter of 2021.

Rental revenue

Rental revenue was $2.7 million and $5.4 million for the three and six months ended June 30, 2022, respectively, representing an increase of $892,000 and $2.8 million, or 50% and 105%, compared with 2021. The entirety of these increases were generated organically. Increases in rental revenues are attributable to increased rental volumes to existing customers and the leasing of dedicated storage spaces and other assets through our biological and pharmaceutical services product line.

Costs and operating expenses

Total costs and operating expenses for three and six months ended June 30, 2022 and 2021 were comprised of the following:

	Three Months Ended
	June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Cost of product, rental, and service revenue	$26,194	$18,554	$7,640	41%
General and administrative	11,351	7,146	4,205	59%
Sales and marketing	5,415	3,142	2,273	72%
Research and development	3,428	3,045	383	13%
Intangible asset impairment charges	69,900	-	69,900	NM
Intangible asset amortization	2,863	1,882	981	52%
Acquisition costs	5	272	(267)	(98)%
Change in fair value of contingent consideration	(2,361)	1,718	(4,079)	(237)%
Total operating expenses	$116,795	$35,759	$81,036	227%

	Six Months Ended
	June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Cost of product, rental, and service revenue	$50,640	$26,104	$24,536	94%
General and administrative	22,546	11,974	10,572	88%
Sales and marketing	10,306	5,164	5,142	100%
Research and development	7,209	5,032	2,177	43%
Intangible asset impairment charges	69,900	-	69,900	NM
Intangible asset amortization	5,725	2,815	2,910	103%
Acquisition costs	16	1,271	(1,255)	(99)%
Change in fair value of contingent consideration	(5,695)	1,226	(6,921)	(565)%
Total operating expenses	$160,647	$53,586	$107,061	200%

Cost of product, rental, and service revenue

Cost of revenue increased $7.6 million and $24.5 million for the three and six months ended June 30, 2022, or 41% and 94%, respectively, compared to the same period in 2021, due primarily to the acquisitions of Global Cooling and Sexton. In addition to the acquisitions, the Company experienced higher than expected warranty expense and material costs. We expect that cost of product revenue may fluctuate in future quarters based on production volumes, raw material and transportation costs, customer mix, and product mix.

Cost of revenue net of intangible amortization related to acquired technology was 67% and 69% as a percentage of revenue for the three and six months ended June 30, 2022, respectively, and 61% and 57% as a percentage of revenue for the three and six months ended June 30, 2021, respectively. The increase in cost of revenue net of intangible amortization related to acquired technology is a result of increased revenues from lower margin product lines acquired in 2021.

General and administrative expenses

General and administrative (“G&A”) expense consists primarily of personnel-related costs, non-cash stock-based expense for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance.

G&A expenses for the three and six months ended June 30, 2022 increased $4.2 million and $10.6 million, or 59% and 88%, respectively, compared with the same period in 2021. The increase reflects the assumption of G&A expenses related to our acquisitions of Global Cooling in Q2 2021 Sexton in Q3 2021, increased headcount and non-cash stock-based compensation expense, accounting fees, and insurance expense.

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

S&M expense for the three and six months ended June 30, 2022 increased $2.3 million and $5.1 million, or 72% and 100%, respectively, compared with the same period in 2021. The increase is primarily due to our acquisitions of Global Cooling in Q2 2021 and Sexton in Q3 2021, increased non-cash stock-based expense and increased expenses related to travel and tradeshows.

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

R&D expense for the three and six months ended June 30, 2022 increased $383,000 and $2.2 million, or 13% and 43%, respectively, compared with the same period in 2021. The increase is primarily due to our acquisitions of Global Cooling in Q2 2021 and Sexton in Q3 2021.

We expect our R&D expense to increase as we continue to expand, develop, and refine the product lines we acquired in 2019, 2020, and 2021.

Intangible asset impairment charges

Relates to the non-cash write-down of both indefinite-lived intangible assets and definite-lived intangible assets that resulted from a quantitative fair value assessment performed as of June 30, 2022. Macroeconomic conditions and persisting supply chain challenges have increased the cost of inputs used in the manufacture of our ULT freezer products. In the wake of these increased costs, the Company’s updated forecasts for projected net income and net cash flows were lowered, resulting in a lower future expected value of the asset group containing our ULT freezer products. In addition, the Company has opted to focus our ULT research and development group towards launching the next generation of ULT freezers, which involved suspending the development of an early-stage product.

Intangible asset amortization expense

Amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions of Astero, SAVSU, CBS, SciSafe, Global Cooling, and Sexton in which we acquired definite-lived intangible assets.

Acquisition costs

Acquisition costs consist of legal, accounting, and other due diligence costs incurred related to our SciSafe, Global Cooling, and Sexton acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our Astero, CBS, and SciSafe acquisitions. The benefit recognized in the three and six months ended June 30, 2022 relates primarily to a decrease in BioLife’s share price, as certain contingent consideration arrangements are payable in BioLife’s shares.

Other income and expense

Total other income and expenses for the three and six months ended June 30, 2022 and 2021 were comprised of the following:

	Three Months Ended
	June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Interest expense, net	$(9)	$(121)	112	(93)%
Other (expense) income, net	(22)	-	(22)	NM
Total other income, net	$(31)	$(121)	$90	(74)%

	Six Months Ended
	June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Interest expense, net	$(173)	$(137)	$(36)	26%
Other (expense) income, net	110	(1)	111	(11,100)%
Change in fair value of warrant liability	-	(121)	121	NM
Total other income, net	$(63)	$(259)	$196	(76)%

Change in fair value of warrant liability. Reflects the changes in fair value associated with the periodic “mark to market” valuation of certain warrants that were issued in 2014. All outstanding warrants were exercised via a “cashless” exercise on March 25, 2021.

Interest expense, net. We earn interest on cash held in our money market account. Interest expense in the three and six months ended June 30, 2022 grew compared to 2021 due to debt acquired in the acquisition of Global Cooling and equipment financing.

Liquidity and capital resources

On June 30, 2022 and December 31, 2021, we had $47.0 million and $69.9 million in cash, cash equivalents, and available-for-sale securities, respectively. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Cash flows

	Six Months Ended
	June 30,
(In thousands)	2022	2021	$ Change
Operating activities	$(17,841)	$(5,902)	$(11,939)
Investing activities	(27,340)	(8,643)	(18,697)
Financing activities	(470)	385	(855)
Net decrease in cash and cash equivalents	$(45,651)	$(14,160)	$(31,491)

Net cash (used in) provided by operating activities

Net cash used by operating activities was $17.8 million during the six months ended June 30, 2022 compared to net cash used by operating activities of $5.9 million during the six months ended June 30, 2021. The increase in cash used by operating activities was primarily the result of the timing of collection and disbursement of working capital related items in accounts receivable, inventories, and accounts payable.

Net cash used in investing activities

Net cash used by investing activities totaled $27.3 million during the six months ended June 30, 2022 compared to net cash used by investing activities of $8.6 million for the six months ended June 30, 2021. The increase in cash used by investing activities was the result of significant investments in available-for-sale marketable securities made in Q2 2022.

Net cash (used in) provided by financing activities

Net cash used by financing activities totaled $470,000 during the six months ended June 30, 2022, compared to $385,000 during the six months ended June 30, 2021.

Off-balance sheet arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

Contractual obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC. There have been no significant changes to these obligations in the three and six months ended June 30, 2022.

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

Changes in Internal Control Over Financial Reporting. Other than the remediation of a previously identified material weakness as described below, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation.

With respect to the material weakness related to information system logical access within certain key financial systems described above, management has continued to test and evaluate the elements of the remediation plan implemented to date, which consisted of removing administrator access rights from accounting personnel. Based on management’s review and the oversight of the Audit Committee, we have determined that this weakness was fully remediated as of June 30, 2022.

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

BIOLIFE SOLUTIONS, INC.

Date: August 9, 2022	/s/ Troy Wichterman
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