Form 10-Q
period 2022-09-30
BIOLIFE SOLUTIONS INC
filed 2022-11-09
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

(425) 402-1400

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
BioLife Solutions, Inc. Common Stock	BLFS	NASDAQ Capital Market

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

As of November 7, 2022, 42,765,994 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share and share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$27,036	$69,860
Restricted cash	31	10
Available-for-sale securities, current portion	34,583	-
Accounts receivable, trade, net of allowance for doubtful accounts of $496 and $275 as of September 30, 2022 and December 31, 2021, respectively	32,436	23,217
Inventories	33,747	28,345
Prepaid expenses and other current assets	8,041	4,427
Total current assets	135,874	125,859

Assets held for rent, net	9,357	9,809
Property and equipment, net	21,737	17,657
Operating lease right-of-use assets, net	15,832	18,705
Financing lease right-of-use assets, net	310	440
Long-term deposits and other assets	256	325
Available-for-sale securities, long-term	490	-
Equity investments	5,069	4,372
Intangible assets, net	74,013	152,149
Goodwill	224,741	224,741
Total assets	$487,679	$554,057

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,140	$14,945
Accrued expenses and other current liabilities	7,778	7,142
Warranty liability	8,367	9,398
Lease liabilities, operating, current portion	2,769	2,758
Lease liabilities, financing, current portion	156	149
Debt, current portion	2,067	862
Contingent consideration, current portion	2,671	5,127
Total current liabilities	36,948	40,381

Contingent consideration, long-term	3,191	4,900
Lease liabilities, operating, long-term	14,474	16,466
Lease liabilities, financing, long-term	166	291
Debt, long-term	24,207	6,353
Deferred tax liabilities	389	5,487
Other long-term liabilities	55	42
Total liabilities	79,430	73,920

Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 42,706,044 and 41,817,503 shares issued and outstanding, respectively, as of September 30, 2022 and December 31, 2021	43	42
Additional paid-in capital	604,060	585,397
Accumulated other comprehensive loss, net of taxes	(1,257)	(282)
Accumulated deficit	(194,597)	(105,020)
Total shareholders’ equity	408,249	480,137
Total liabilities and shareholders’ equity	$487,679	$554,057

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share and share data)	2022	2021	2022	2021

Product revenue	$33,668	$29,201	$98,227	$70,445
Service revenue	4,330	2,250	11,117	6,417
Rental revenue	2,749	2,349	8,156	4,989
Total product, rental, and service revenue	40,747	33,800	117,500	81,851
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	21,876	21,672	63,377	43,280
Cost of service revenue (exclusive of intangible assets amortization)	3,253	1,768	8,810	4,548
Cost of rental revenue (exclusive of intangible assets amortization)	1,880	1,424	5,462	3,140
General and administrative	11,581	10,081	34,128	22,058
Sales and marketing	5,277	4,065	15,583	9,228
Research and development	3,425	3,219	10,634	8,250
Intangible asset impairment charges	-	-	69,900	-
Intangible asset amortization	2,513	2,525	8,236	5,340
Acquisition costs	1	345	18	1,616
Change in fair value of contingent consideration	2,346	(140)	(3,348)	1,086
Total operating expenses	52,152	44,959	212,800	98,546
Operating loss	(11,405)	(11,159)	(95,300)	(16,695)

Other income:
Change in fair value of investments	697	-	697	-
Interest income (expense), net	10	(194)	(181)	(331)
Other income (expense), net	142	(7)	270	(7)
Change in fair value of warrant liability	-	-	-	(121)
Gain on acquisition of Sexton Biotechnologies, Inc.	-	6,451	-	6,451
Total other income, net	849	6,250	786	5,992

Loss before income tax benefit	(10,556)	(4,909)	(94,514)	(10,703)
Income tax benefit	599	4,988	4,937	17,540
Net (loss) income	$(9,957)	$79	$(89,577)	$6,837

Net (loss) income attributable to common shareholders:
Basic	$(9,957)	$77	$(89,577)	$6,621
Diluted	(9,957)	77	(89,577)	6,628
Net (loss) income per share attributable to common shareholders:
Basic	$(0.23)	$0.00	$(2.11)	$0.18
Diluted	$(0.23)	$0.00	$(2.11)	$0.17
Weighted average shares used to compute (loss) earnings per share attributable to common shareholders:
Basic	42,647,967	40,911,801	42,376,392	37,435,224
Diluted	42,647,967	43,296,470	42,376,392	39,984,923

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021

Net (loss) income	$(9,957)	$79	$(89,577)	$6,837

Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(321)	(166)	(900)	(163)
Unrealized loss on available-for-sale securities, net of tax	(36)	-	(75)	-

Comprehensive (loss) income	$(10,314)	$(87)	$(90,552)	$6,674

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30, 2022
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	-	$-	41,817,503	$42	$585,397	$(282)	$(105,020)	$480,137
Fees incurred for registration filings	-	-	-	-	(130)	-	-	(130)
Stock-based compensation	-	-	-	-	17,671	-	-	17,671
Stock option exercises	-	-	158,075	-	307	-	-	307
Stock issued – on vested RSAs	-	-	666,336	1	(1)	-	-	-
Contingent consideration shares issued	-	-	64,130	-	816	-	-	816
Foreign currency translation	-	-	-	-	-	(900)	-	(900)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(75)	-	(75)
Net loss	-	-	-	-	-	-	(89,577)	(89,577)
Balance, September 30, 2022	-	$-	42,706,044	$43	$604,060	$(1,257)	$(194,597)	$408,249

	Three Months Ended September 30, 2022
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, June 30, 2022	-	$-	42,536,734	$43	$597,810	$(900)	$(184,640)	$412,313
Fees incurred for registration filings	-	-	-	-	(55)	-	-	(55)
Stock based compensation	-	-	-	-	6,299	-	-	6,299
Stock option exercises	-	-	3,571	-	6	-	-	6
Stock issued – on vested RSAs	-	-	165,739	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(321)	-	(321)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(36)	-	(36)
Net loss	-	-	-	-	-	-	(9,957)	(9,957)
Balance, September 30, 2022	-	$-	42,706,044	$43	$604,060	$(1,257)	$(194,597)	$408,249

	Nine Months Ended September 30, 2021
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2020	-	$-	33,039,146	$33	$302,598	$-	$(97,385)	$205,246
Stock issued as consideration in GCI acquisition	-	-	6,636,470	7	232,734	-	-	232,741
Stock issued as consideration in Sexton acquisition	-	-	530,502	-	31,977	-	-	31,977
Fees incurred for registration filings	-	-	-	-	(188)	-	-	(188)
Stock-based compensation	-	-	-	-	8,891	-	-	8,891
Stock option exercises	-	-	632,665	1	1,016	-	-	1,017
Stock issued – on vested RSAs	-	-	535,378	-	-	-	-	-
Cashless exercises of 79,100 warrants	-	-	70,030	-	2,901	-	-	2,901
Foreign currency translation	-	-	-	-	-	(163)	-	(163)
Net income	-	-	-	-	-	-	6,837	6,837
Balance, September 30, 2021	-	$-	41,444,191	$41	$579,929	$(163)	$(90,548)	$489,259

	Three Months Ended September 30, 2021
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2021	-	$-	40,560,720	$41	$542,864	$3	$(90,627)	$452,281
Stock issued as consideration in Sexton acquisition	-	-	530,502	-	31,977	-	-	31,977
Fees incurred for registration filings	-	-	-	-	(188)	-	-	(188)
Stock based compensation	-	-	-	-	4,868	-	-	4,868
Stock option exercises	-	-	244,906	-	408	-	-	408
Stock issued – on vested RSAs	-	-	108,063	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(166)	-	(166)
Net income	-	-	-	-	-	-	79	79
Balance, September 30, 2021	-	$-	41,444,191	$41	$579,929	$(163)	$(90,548)	$489,259

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net (loss) income	$(89,577)	$6,837
Adjustments to reconcile net (loss) income to net cash used in operating activities
Intangible asset impairment charges	69,900	-
Stock-based compensation	17,671	8,891
Amortization of intangible assets	8,236	5,340
Depreciation	5,056	3,035
Non-cash lease expense	1,025	1,795
Loss on disposal of property and equipment, net	54	-
(Gain) loss on disposal of assets held for rent, net	369	333
Change in fair value of warrant liability	-	121
Change in fair value of equity investments	(697)	-
Change in fair value of contingent consideration	(3,348)	1,086
Deferred income tax benefit	(4,937)	(17,540)
Gain on acquisition of Sexton Biotechnologies, Inc.	-	(6,451)
Other	302	504

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	(9,438)	(7,140)
Inventories	(5,403)	(1,237)
Prepaid expenses and other assets	(1,356)	1,769
Accounts payable	(3,615)	1,368
Accrued expenses and other current liabilities	444	(2,530)
Warranty liability	(1,031)	-
Net cash used in operating activities	(16,345)	(3,819)

Cash flows from investing activities
Cash acquired in acquisition of Global Cooling, Inc.	-	1,559
Maturities of available-for-sale securities	750
Proceeds from sale of equipment	-	22
Purchases of assets held for rent	(2,269)	(5,412)
Purchases of property and equipment	(5,937)	(6,819)
Investment in available-for-sale securities	(35,767)	-
Net cash used in investing activities	(43,223)	(10,650)

Cash flows from financing activities
Proceeds from term loans	20,000	-
Payments on term loans	(1,750)	-
Proceeds from equipment loans	-	1,640
Payments on equipment loans	(370)	-
Proceeds from line of credit	-	26,450
Payments on line of credit	-	(28,657)
Proceeds from exercise of common stock options	307	1,017
Fees paid related to issuance of common stock	(130)	(145)
Payments on financed insurance premium	(814)	(698)
Other	(302)	(280)
Net cash provided by (used in) financing activities	16,941	(673)

Net decrease in cash, cash equivalents, and restricted cash	(42,627)	(15,142)
Cash, cash equivalents, and restricted cash – beginning of period	69,870	90,456
Effects of currency translation on cash, cash equivalents, and restricted cash	(176)	(163)
Cash, cash equivalents, and restricted cash – end of period	$27,067	$75,151
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$1,661	$305
Cashless issuance of SciSafe earnout shares	$817	$-
Equipment acquired under operating leases	$243	$6,971
Unrealized gains and losses on available-for-sale securities	$75	$-
Stock issued as consideration to acquire Global Cooling, Inc. and Sexton Biotechnologies, Inc.	$-	$264,718
Cashless exercise of warrants reclassified from warrant liability to common stock	$-	$2,901
Equipment acquired under finance leases	$-	$440
Cash interest paid	$230	$-

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

Significant accounting policies

The following describes an update to the Company’s accounting policies for investments. For a full discussion of significant accounting policies, including additional information regarding the Company’s accounting policies for investments, refer to the Notes to the Consolidated Financial Statements included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Liquidity and capital resources

On September 30, 2022 and December 31, 2021, we had $62.1 million and $69.9 million in cash, cash equivalents, and available-for-sale securities, respectively. We have the ability to borrow up to $30 million under our 2022 term loan 3. See Note 11 – “Long-term debt” for additional details on borrowing requirements under 2022 term loan 3. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

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

In the nine months ended September 30, 2022 and year ended December 31, 2021, we experienced supply chain disruptions due to the effects of COVID-19 on our suppliers of sheet metal and electronic components that incorporate semiconductor chips. These supply chain disruptions decreased our profitability as a result of increased supplier pricing and production stoppages. We cannot be assured that a continued or prolonged global pandemic will not have other negative impacts on our manufacturing and shipping processes or our product costs. The extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.

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

Concentrations of credit risk and business risk

Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenues and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Customer A	22%	21%	*	*	*	*
Customer B	10%	11%	17%	19%	19%	14%

* less than 10%

Revenue from foreign customers is denominated in United States dollars or euros.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue by customers’ geographic locations	2022	2021	2022	2021
United States	69%	82%	74%	80%
Europe, Middle East, Africa (EMEA)	20%	9%	18%	10%
Canada	8%	6%	5%	7%
Other	3%	3%	3%	3%
Total revenue	100%	100%	100%	100%

In the three and nine months ended September 30, 2022 and 2021, no suppliers accounted for more than 10% of purchases.

As of September 30, 2022 and December 31, 2021, one supplier accounted for 11% and 10% of our accounts payable, respectively

.

Recent accounting pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions (“ASC Topic 820”). The FASB issued ASU 2022-03 to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity related securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years with early adoption permitted. We are evaluating when to adopt the amendments in ASU 2022-03. We do not expect a material impact as a result of adopting this amendment.

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

2. Fair value measurement

In accordance with FASB ASC Topic 820,  the Company measures its financial instruments at fair value on a recurring basis. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of their short maturities. The carrying value of our marketable debt securities, which are accounted for as available-for-sale, are classified within either Level 1 or Level 2 in the fair value hierarchy because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The carrying values of our long-term debt, which is classified within Level 2 in the fair value hierarchy, approximates fair value as our borrowings with lenders are at interest rates that approximate market rates for comparable loans. The fair values of investments and contingent consideration classified as Level 3 were derived from management assumptions (see Note 1 – “Organization and Significant Accounting Policies.”). The Company also measures certain assets and liabilities at fair value on a non-recurring basis when applying acquisition accounting. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value fair hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The fair value of the CBS Contingent Consideration Liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 26.0%, a risk-free rate of approximately 1.74% and revenue volatility of 70%. Significant changes in any of those inputs in isolation would result in a significant change in the fair value measurement of the liability. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. Subsequent to the acquisition date, at each reporting period, the Contingent Consideration Liability is re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the Contingent Consideration Liability as of December 31, 2021, the Company used a discount rate of 21.0%, a risk-free rate of 0.23% and revenue volatility of 63%. This Contingent Consideration Liability is included in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 in the amount of $140,000.

The fair value of the SciSafe Contingent Consideration Liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 4.5%, a risk-free rate of approximately 0.20%, asset volatility of 60%, and revenue volatility of 15%. Significant changes in any of those inputs in isolation would result in a significant change in the fair value measurement of the liability. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. At the acquisition date, the contingent consideration was determined to have a fair value of $3.7 million. Subsequent to the acquisition date, the Contingent Consideration Liability was re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the Contingent Consideration Liability as of September 30, 2022, the Company used a discount rate of 12.5%, a risk-free rate of approximately 4.1%, asset volatility of 66%, and revenue volatility of 30%. This Contingent Consideration Liability is included in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 in the amounts of $5.7 million and $9.9 million, respectively. The changes in fair value of contingent consideration associated with this liability are included within the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. These changes were $2.3 million of expense and $3.3 million of benefit for the three and nine months ended September 30, 2022, respectively, and $141,000 of benefit and $1.2 million of expense for the three and nine month periods ended September 30, 2021, respectively. During the second quarter of 2022, the first hurdle associated with this liability was satisfied and 64,130 shares were issued as payment.

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

There were no remeasurements to fair value during the three and nine months ended September 30, 2022 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, based on the three-tier fair value hierarchy:

(In thousands)

As of September 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$22,868	$-	$-	$22,868
Available-for-sale securities:
U.S. government securities	13,054	-	-	13,054
Corporate debt securities	-	20,094	-	20,094
Other debt securities	-	1,925	-	1,925
Total	35,922	22,019	-	57,941
Liabilities:
Contingent consideration - business combinations	-	-	5,862	5,862
Debt	-	26,274	-	26,274
Total	$-	$26,274	$5,862	$32,136

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$63,873	$-	$-	$63,873
Total	63,873	-	-	63,873
Liabilities:
Contingent consideration - business combinations	-	-	10,027	10,027
Debt	-	7,215	-	7,215
Total	$-	$7,215	$10,027	$17,242

There have been no transfers of assets or liabilities between the fair value measurement levels.

The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Beginning balance as of December 31, 2021 and 2020	$10,027	$7,152
Change in fair value recognized in net (loss) income	(3,348)	1,086
Payment of contingent consideration earned	(817)	-
Ending balance	$5,862	$8,238

The following table presents the changes in fair value of warrant liabilities which are measured using Level 3 inputs:

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Beginning balance as of December 31, 2021 and 2020	$-	$2,780
Exercised warrants	-	(2,901)
Change in fair value recognized in net (loss) income	-	121
Ending balance	$-	$-

3. Investments

Available-for-sale securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	September 30, 2022
	Amortized	Gross unrealized		Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale securities, current portion
U.S. government securities	$13,102	$-	$48	$13,054
Corporate debt securities	20,112	-	18	20,094
Other debt securities	1,444	-	9	1,435
Total short-term	34,658	-	75	34,583

Available-for-sale securities, long-term
Other debt securities	490	-	-	490

Total marketable securities	$35,148	$-	$75	$35,073

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$34,658	$34,583
Due after one year through five years	490	490
Total	$35,148	$35,073

There were no outstanding available-for-sale marketable securities as of December 31, 2021.

Equity investments

The Company periodically invests in non-marketable equity securities of private companies without a readily determinable fair value to promote business and strategic objectives. These securities included Series A-1 and A-2 Preferred Stock in iVexSol, Inc. with a fair value of $4.1 million and $3.4 million as of September 30, 2022 and December 31, 2021, respectively, and Series E Preferred Stock in PanTHERA CryoSolutions, Inc. with a fair value of $995,000 as of September 30, 2022 and December 31, 2021.

4. Inventory

Inventory consists of the following as of September 30, 2022 and December 31, 2021:

(In thousands)	2022	2021
Raw materials	$18,241	$17,252
Work in progress	5,454	5,015
Finished goods	10,052	6,078
Total	$33,747	$28,345

5. Leases

The Company has various operating lease agreements for office space, warehouses, manufacturing, and production locations as well as vehicles and other equipment. Our real estate leases have remaining lease terms of one to ten years. We exclude options that are not reasonably certain to be exercised from our lease terms, ranging from one to five years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. For certain leases, we receive incentives from our landlords, such as rent abatements, which effectively reduce the total lease payments owed for these leases. Vehicle and other equipment operating leases have terms between one and five years.

Our financing leases relate to research equipment, machinery, and other equipment.

The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(In thousands)	2022	2021
Weighted average discount rate - operating leases	3.8%	3.8%
Weighted average discount rate - finance leases	6.1%	6.1%
Weighted average remaining lease term in years - operating leases	7.3	7.8
Weighted average remaining lease term in years - finance leases	2.3	3.0

The components of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Operating lease costs	$909	$805	$2,745	$1,998
Short-term lease costs	534	498	1,627	1,158
Total operating lease costs	1,443	1,303	4,372	3,156

Variable lease costs	250	193	809	477
Total lease costs	$1,693	$1,496	$5,181	$3,633

Maturities of our lease liabilities as of September 30, 2022 are as follows:

(In thousands)	Operating Leases	Financing Leases
2022 (3 months remaining)	$1,014	$43
2023	3,158	171
2024	2,882	101
2025	2,428	28
2026	1,997	2
Thereafter	8,278	-
Total lease payments	19,757	345
Less: interest	(2,514)	(23)
Total present value of lease liabilities	$17,243	$322

6. Assets held for rent

Assets held for rent consist of the following as of September 30, 2022 and December 31, 2021:

(In thousands)	2022	2021
Shippers placed in service	$7,375	$5,645
Fixed assets held for rent	4,686	4,040
Accumulated depreciation	(4,571)	(2,272)
Net	7,490	7,413
Shippers and related components in production	1,867	2,396
Total	$9,357	$9,809

Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $921,000 and $2.7 million in depreciation expense related to assets held for rent during the three and nine months ended September 30, 2022, respectively, and $410,000 and $873,000 during the three and nine months ended September 30, 2021, respectively.

7. Property and equipment

Property and equipment consist of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(In thousands)	2022	2021
Property and equipment
Leasehold improvements	$5,069	$3,840
Furniture and computer equipment	1,874	1,861
Manufacturing and other equipment	19,715	16,675
Construction in-progress	3,767	2,022
Subtotal	30,425	24,398
Less: Accumulated depreciation	(8,688)	(6,741)
Property and equipment, net	$21,737	$17,657

Depreciation expense for property and equipment was $865,000 and $2.4 million for the three and nine months ended September 30, 2022, respectively, and $691,000 and $2.1 million during the three and nine months ended September 30, 2021, respectively.

8. Goodwill and intangible assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350.

Intangible assets

Intangible assets, net consisted of the following as of September 30, 2022 and December 31, 2021:

(In thousands, except weighted average useful life)	September 30, 2022
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$15,984	$(3,539)	$12,445	9.6
Tradenames	29,635	(4,091)	25,544	13.1
Technology - acquired	38,410	(12,063)	26,347	5.1
Non-compete agreements	1,986	(856)	1,130	2.3
In-process research and development(1)	8,547	-	8,547	N/A
Total intangible assets	$94,562	$(20,549)	$74,013	9.0

(In thousands, except weighted average useful life)	December 31, 2021
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$17,516	$(1,776)	$15,740	10.3
Tradenames	35,574	(2,306)	33,268	13.8
Technology - acquired	41,942	(7,789)	34,153	5.9
Non-compete agreements	1,990	(442)	1,548	3.0
In-process research and development(1)	67,440	-	67,440	N/A
Total intangible assets	$164,462	$(12,313)	$152,149	9.8

(1) In-process R&D represents the fair value of incomplete research and development. We will begin to amortize the asset upon completion of development.

Amortization expense for definite-lived intangible assets was $2.5 million and $8.2 million for the three and nine months ended September 30, 2022, respectively, and $2.5 million and $5.3 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the Company expects to record the following amortization expense for definite-lived intangible assets:

(In thousands)	Amortization
For the Years Ending December 31,	Expense
2022 (3 months remaining)	$2,494
2023	9,570
2024	8,745
2025	8,398
2026	7,975
Thereafter	28,284
Total	$65,466

Interim impairment testing

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

The Company performed a qualitative impairment assessment as of September 30, 2022. Based on the results of the assessment, it was determined the fair value of the Company’s indefinite-lived intangible assets was greater than the carrying value and therefore noted no impairment indicators existed as of September 30, 2022.

9. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(In thousands)	2022	2021
Accrued compensation	$4,706	$4,351
Accrued expenses	1,470	1,656
Deferred revenue, current	429	814
Accrued taxes	1,151	27
Other	22	294
Total accrued expenses and other current liabilities	$7,778	$7,142

10. Warranty reserve liability

The Company reserves estimated exposures on known claims, as well as anticipated claims, for product warranty and rework cost, based on historical product liability claims. Claim costs are deducted from the accrual when paid. Factors that could have an impact on the warranty accrual in any given period include the following: changes in manufacturing quality, changes in product costs, changes in product mix and any significant changes in sales volume.

A rollforward of our warranty liability is as follows:

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Beginning balance as of December 31, 2021 and 2020	$9,398	$212
Warranty reserve acquired in the acquisition of Global Cooling	-	3,353
Provision for warranties	1,770	4,446
Settlements of warranty claims	(2,801)	(2,459)
Ending Balance	$8,367	$5,552

11. Long-term debt

2022 term loan 3

On September 20, 2022, the Company, and certain of its subsidiaries, entered into a term loan agreement, which provided for up to $50 million in aggregate principal to be drawn. The term loan matures on June 1, 2026. The agreement provides for borrowings of up to $30 million upon closing and options to borrow up to $10 million between closing and June 30, 2023, up to $10 million upon the achievement of certain revenue milestones, and an additional $10 million at the discretion of the lender. The Company borrowed $20 million upon closing. Payments on the borrowing are interest-only through June 2024, with additional criteria allowing for interest-only payments to continue through June 2025. Tranches borrowed under the term loan agreement bear interest at the Wall Street Journal prime rate plus 0.5%. The interest rate is subject to a ceiling that restricts the interest rate for each tranche from exceeding 1.0% above the overall rate applicable to each tranche at their respective funding dates. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants. As of the date of this filing, the Company is in compliance with the covenants set forth in the 2022 term loan 3 agreement. In the event that borrowings under 2022 term loan 3 exceed $20 million, the Company will become subject to financial covenants.

Long-term debt consisted of the following as of September 30, 2022 and December 31, 2021:

			September 30,	December 31,
(In thousands)	Maturity Date	Interest Rate	2022	2021
2022 term loan 1	(1)	4.0%	$-	$1,750
2022 term loan 2	Various	4.0%	2,896	2,813
2022 term loan 3	Jun-26	6.8%	20,000	-
Insurance premium financing	Apr-23	5.0%	1,635	373
Freezer equipment loan	Dec-25	5.7%	502	612
Manufacturing equipment loans	Oct-25	5.7%	288	355
Freezer installation loan	Various	6.3%	1,143	1,334
Other loans	Various	Various	8	9
Total debt, excluding unamortized debt issuance costs			26,472	7,246
Less: unamortized debt issuance costs			(198)	(31)
Total debt			26,274	7,215
Less: current portion			(2,067)	(862)
Total long-term debt			$24,207	$6,353

(1) 2022 term loan 1 carried a maturity date of September 2024 as of the year ended December 31, 2021. As of September 30, 2022, the entirety of the outstanding principal and accrued interest was repaid.

2022 term loan 3 is secured by substantially all assets of BioLife, SAVSU, CBS, SciSafe, Global Cooling and Sexton, other than intellectual property. 2022 term loan 2 is secured by substantially all assets of Global Cooling and is effectively subordinated to the security interest established by the lenders of 2022 term loan 3. Equipment loans are secured by the financed equipment.

As of September 30, 2022, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2022 (3 months remaining)	$679
2023	1,888
2024	5,544
2025	10,543
2026	5,222
Thereafter	2,596
Total debt, excluding unamortized debt issuance costs	26,472
Less: unamortized debt issuance costs	(198)
Total debt	$26,274

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

The following table summarizes warrant activity for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Beginning balance	-	$-	79,100	$4.75
Exercised	-	-	(79,100)	4.75
Ending balance	-	$-	-	$-

13. Revenue

To determine revenue recognition for contractual arrangements that we determine are within the scope of Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. During the three and nine months ended September 30, 2022, the Company recognized approximately $26,000 and $482,000, respectively, of revenue that was included in the deferred revenue balance at the beginning of the year.

The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of cell processing tools, freezers, thawing devices, and cold chain products. We recognize product revenue, including shipping and handling charges billed to customers, at a point in time when we transfer control of our products to our customers, which is upon shipment for substantially all transactions. Shipping and handling costs are classified as part of cost of product revenue in the Consolidated Statements of Operations. Service revenue is generated from the storage of biological and pharmaceutical materials. We recognize service revenue over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC Topic 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the three and nine months ended September 30, 2022.

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

Applying the practical expedient from ASC Topic 842, consistent with the previous guidance, the Company will continue to recognize operating right-of-use asset embedded lessor arrangements on its Unaudited Condensed Consolidated Balance Sheets in operating right-of-use assets.

None of the Embedded Leases identified by the Company qualify as a sales-type or direct finance lease. None of the operating leases for which the Company is the lessor include options for the lessee to purchase the underlying asset at the end of the lease term or residual value guarantees, nor are any such operating leases with related parties.

Embedded Leases may contain both lease and non-lease components. We have elected to utilize the practical expedient from ASC Topic 842 to account for lease and non-lease components together as a single combined lease component as the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease. Non-lease components of the Company’s rental arrangements include reimbursements of lessor costs.

Total bioproduction tools and services revenue for the three and nine months ended September 30, 2022 and 2021 were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except percentages)	2022	2021	2022	2021
Product revenue
Freezer and thaw	$15,326	$17,610	$49,331	$40,021
Cell processing	18,082	11,505	48,336	30,131
Storage and storage services	260	86	560	293
Service revenue
Storage and storage services	4,312	2,250	11,099	6,417
Cell processing	18	-	18	-
Rental revenue
Storage and storage services	2,749	2,349	8,156	4,989
Total revenue	$40,747	$33,800	$117,500	$81,851

The following table includes estimated rental revenue expected to be recognized in the future related to embedded leases as well as estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting periods. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The estimated revenue in the following table does not include contracts with the original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2022.

The balances in the table below are partially based on judgments involved in estimating future orders from customers pursuant to their respective contracts:

	Year Ending December 31,
(In thousands)	2022 (3 months remaining)	2023	2024	Total
Rental revenue	$1,809	$3,735	$900	$6,444
Service revenue	$69	$191	$10	$270

14. Share-based compensation

Service vesting-based stock options

The following is a summary of service vesting-based stock option activity for the September 30, 2022, and the status of service vesting-based stock options outstanding as of September 30, 2022:

	Nine Months Ended
	September 30, 2022

	Shares	Wtd. Avg. Exercise Price
Outstanding as of beginning of year	624,531	$2.13
Exercised	(158,075)	1.94
Forfeited	(10,000)	1.82
Outstanding as of September 30, 2022	456,456	$2.20

Stock options exercisable as of September 30, 2022	456,456	$2.20

We recognized stock compensation expense related to service-based options of zero during the three and nine months ended September 30, 2022 and $6,000 and $21,000 during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was $9.4 million of aggregate intrinsic value of outstanding and exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised was $60,000 and $4.0 million during the three and nine months ended September 30, 2022, respectively, and $1.4 million and $5.2 million during the three and nine months ended September 30, 2021, respectively. There were no service based-vesting options granted during the three and nine months ended September 30, 2022. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable as of September 30, 2022 is 3.0 years. There were no unrecognized compensation costs for service vesting-based stock options as of September 30, 2022.

Performance-based stock options

No stock compensation expense was recognized during the three and nine months ended September 30, 2022 and 2021 related to performance-based options. There were no performance-based stock options exercised in the three and nine months ended September 30, 2022. The intrinsic value of performance-based awards exercised was $9.7 million and $19.5 million during the three and nine months ended 2021, respectively. There were no performance-based stock options granted to employees and non-employee directors in the three and nine months ended September 30, 2022 and 2021.

Restricted stock

Service vesting-based restricted stock

The following is a summary of service vesting-based restricted stock activity for the nine months ended September 30, 2022, and the status of unvested service vesting-based restricted stock outstanding as of September 30, 2022:

	Nine Months Ended
	September 30, 2022
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	1,212,783	$37.48
Granted	1,255,449	25.55
Vested	(448,056)	35.60
Forfeited	(83,922)	46.29
Non-vested as of September 30, 2022	1,936,254	$29.79

The aggregate fair value of the service vesting-based awards granted was $23.3 million and $32.1 million during the three and nine months ended September 30, 2022, respectively, and $31.1 million and $35.7 million during the three and nine months ended September 30, 2021, respectively. The aggregate fair value of the service vesting-based awards that vested was $3.1 million and $10.2 million during the three and nine months ended September 30, 2022, respectively, and $5.1 million and $10.3 million during the three and nine months ended September 30, 2021, respectively.

We recognized stock compensation expense related to service vesting-based awards of $5.1 million and $14.6 million during the three and nine months ended September 30, 2022, respectively, and $4.4 million and $8.0 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was $52.4 million in unrecognized compensation costs related to service vesting-based awards. We expect to recognize those costs over 3.0 years.

Market-based restricted stock

The following is a summary of market-based restricted stock activity under our stock option plan for the nine months ended September 30, 2022 and the status of market-based restricted stock outstanding as of September 30, 2022:

	Nine Months Ended
	September 30, 2022
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	139,756	$19.86
Granted	349,568	21.26
Vested	(218,280)	10.95
Non-vested as of September 30, 2022	271,044	$30.64

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

We recognized stock compensation expense of $1.2 million and $3.1 million related to market-based restricted stock awards for the three and nine months ended September 30, 2022, respectively, and $413,000 and $1.1 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was $4.5 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1.2 years.

The aggregate fair value of the market-based awards granted was zero and $6.7 million during the three and nine months ended September 30, 2022, respectively, and zero and $1.8 million during the three and nine months ended September 30, 2021, respectively. The aggregate fair value of the market-based awards that vested was zero and $5.0 million during the three and nine months ended September 30, 2022, respectively, and zero and $10.2 million during the three and nine months ended September 30, 2021, respectively.

Total stock compensation expense

We recorded total stock compensation expense for the three and nine months ended September 30, 2022 and 2021, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenue	$809	$742	$2,619	$1,047
General and administrative costs	3,959	3,015	10,687	5,662
Sales and marketing costs	829	560	2,272	1,012
Research and development costs	702	551	2,093	1,171
Total	$6,299	$4,868	$17,671	$8,892

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
(In thousands)	(unaudited)	(unaudited)
Total revenue	$34,524	$85,189
Net (loss) income	$(685)	$4,612

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
(In thousands)	(unaudited)	(unaudited)
Total revenue	$33,800	$106,427
Net (loss) income	$79	$(1,939)

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

The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. The income tax benefit of $4.9 million for the nine months ended September 30, 2022 resulted in an effective income tax rate of 5%. Included in the $4.9 million were discrete tax expenses of $510,000 related to stock compensation shortfall tax expenses and a discrete tax benefit of $397,000 related to an adjustment for Research and Development tax credits, both of which were offset by a decrease in the valuation allowance.

The Company’s US projected effective income tax rate without discrete items was 5%, which is lower than the US federal statutory rate of 21% primarily due to the impact of a projected partial valuation allowance on net operating loss carryforwards and non-deductible executive compensation offset by state tax benefits and research tax credits.

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. In determining the need for a valuation allowance, the Company’s management evaluates both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. After reviewing the evidence available, the Company’s management believes there is uncertainty regarding the future realizability of the U.S. net operating loss carryforward and is projecting a full valuation allowance of $20.5 million by year end. If operating results improve and projections indicate future utilization of the tax attributes, all or a portion of the valuation allowance would be released, resulting in a corresponding non-cash income tax benefit.

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

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and earnings per share data)	2022	2021	2022	2021
Basic earnings (loss) per common share
Numerator:
Net (loss) income	$(9,957)	$79	$(89,577)	$6,837
Amount attributable to unvested restricted shares	-	(2)	-	(212)
Amount attributable to warrants outstanding	-	-	-	(4)
Net (loss) income allocated to common shareholders	(9,957)	77	(89,577)	6,621

Denominator:
Weighted-average common shares issued and outstanding	42,647,967	40,911,801	42,376,392	37,435,224
Basic (loss) earnings per common share	$(0.23)	$0.00	$(2.11)	$0.18

Diluted earnings (loss) per common share
Numerator:
Net (loss) income	$(9,957)	$79	$(89,577)	$6,837
Amount attributable to unvested restricted shares	-	(2)	-	(205)
Amount attributable to warrants	-	-	-	(4)
Diluted (loss) earnings per common share	(9,957)	77	(89,577)	6,628

Denominator:
Weighted-average common shares issued and outstanding	42,647,967	40,911,801	42,376,392	37,435,224
Dilutive potential common shares from:
Stock options	-	1,069,207	-	1,330,207
Restricted shares	-	1,315,462	-	1,195,154
Warrants	-	-	-	24,338
Diluted weighted average shares issued and outstanding	42,647,967	43,296,470	42,376,392	39,984,923
Diluted (loss) earnings per common share	$(0.23)	$0.00	$(2.11)	$0.17

The following table sets forth the number of weighted-average common shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options and restricted stock awards	2,022,405	-	2,678,601	-
Total	2,022,405	-	2,678,601	-

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

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently material to the Company’s business. The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. Management is not aware of any significant pending or threatened litigation that is anticipated to result in unfavorable judgments against the Company.

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2022.

19. Employee benefit plan

The Company sponsors 401(k) defined contribution plans for its employees. These plans provide for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to these plans, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $266,000 and $792,000 in contributions to the plan for the three and nine months ended September 30, 2022, respectively, and $237,000 and $587,000 for the three and nine months ended September 30, 2021, respectively.

20. Subsequent events

On September 28, 2022, we entered into an operating lease agreement for approximately 13,578 square feet in Woodinville, WA. The term of our lease began on October 1, 2022 and continues until January 31, 2030. In accordance with the lease agreement, we recorded an operating lease obligation of $1.5 million, with base rent of $19,338 at commencement and inclusive of provisions for rent increases annually.

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

Biopreservation media

Our proprietary biopreservation media products, HypoThermosol® FRS and CryoStor®, are formulated to mitigate preservation-induced, delayed-onset cell damage and death, which result when cells and tissues are subjected to reduced temperatures. Our technology can provide our customers with significant shelf-life extension of biologic source material and final cell products, and can also greatly improve post-preservation cell and tissue viability and function. Our biopreservation media is serum-free, protein-free, fully defined, and manufactured under current Good Manufacturing Practices (cGMP). We strive to source wherever possible, the highest available grade, multi-compendium raw materials. We estimate our media products have been incorporated in more than 570 customer clinical applications, including numerous chimeric antigen receptor (CAR) T cell and other cell types.

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

Revenues

Total bioproduction tools and services revenue for three and nine months ended September 30, 2022 and 2021 was comprised of the following:

	Three Months Ended
	September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Product revenue
Freezer and thaw	$15,326	$17,610	$(2,284)	(13)%
Cell processing	18,082	11,505	6,577	57%
Storage and storage services	260	86	174	202%
Service revenue
Storage and storage services	4,312	2,250	2,062	92%
Cell processing	18	-	18	NM
Rental revenue
Storage and storage services	2,749	2,349	400	17%
Total revenue	$40,747	$33,800	$6,947	21%

	Nine Months Ended
	September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Product revenue
Freezer and thaw	$49,331	$40,021	$9,310	23%
Cell processing	48,336	30,131	18,205	60%
Storage and storage services	560	293	267	91%
Service revenue
Storage and storage services	11,099	6,417	4,682	73%
Cell processing	18	-	18	NM
Rental revenue
Storage and storage services	8,156	4,989	3,167	63%
Total revenue	$117,500	$81,851	$35,649	44%

Product revenue

Product revenue was $33.7 million for the three months ended September 30, 2022, representing an increase of $4.5 million, or 15%, compared with the same period in 2021, and was $98.2 million for the nine months ended September 30, 2022, representing an increase of $27.8 million, or 39%, compared with the same period in 2021. Organic revenue grew 38% in the nine months ended September 30, 2022 due to the continued adoption of our cell processing products by customers in the CGT market.

Product revenue from our freezer and thaw products decreased by $2.3 million and increased by $9.3 million, or 13% and 23%, in the three and nine months ended September 30, 2022, respectively, compared with the same period in 2021. Of the increase noted in the nine months ended September 30, 2022, $7.3 million is attributable to revenue generated by our ULT freezer products, which were acquired in May 2021. Organic freezer and thaw revenue increased by 10% in the nine months ended September 30, 2022 due to strong cryogenic freezer sales.

Product revenue from our cell processing products increased by $6.6 million and $18.2 million, or 57% and 60%, in the three and nine months ended September 30, 2022, respectively, compared with the same period in 2021. Of the increase noted in the three and nine months ended September 30, 2022, $1.1 million and $3.5 million of the increases are respectively attributable to revenue generated by our hPL, cryogenic vial, and automated fill machine products, which were acquired on September 1, 2021. Organic cell processing revenue increased 49% in the nine months ended September 30, 2022, as our cell processing products continue to be adopted by customers in the CGT market.

Product revenue from our storage and storage services increased by $174,000 and increased by $267,000, or a 202% increase and a 91% increase, in the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021.

Service revenue

Service revenue was $4.3 million and $11.1 million for the three and nine months ended September 30, 2022, respectively, representing increases of $2.1 million and $4.7 million, or 92% and 74%, compared with the same period in 2021. The entirety of these increases were generated organically. The increase relates primarily to $2.7 million of revenue generated by our Netherlands biorepository storage expansion which became operational in the fourth quarter of 2021.

Rental revenue

Rental revenue was $2.7 million and $8.2 million for the three and nine months ended September 30, 2022, respectively, representing an increase of $400,000 and $3.2 million, or 17% and 63%, compared with 2021. The entirety of these increases were generated organically. Increases in rental revenues are attributable to increased rental volumes to existing customers and the leasing of dedicated storage spaces and other assets through our biological and pharmaceutical services product line.

Costs and operating expenses

Total costs and operating expenses for three and nine months ended September 30, 2022 and 2021 were comprised of the following:

	Three Months Ended
	September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Cost of product, rental, and service revenue	$27,009	$24,864	$2,145	9%
General and administrative	11,581	10,081	1,500	15%
Sales and marketing	5,277	4,065	1,212	30%
Research and development	3,425	3,219	206	6%
Intangible asset amortization	2,513	2,525	(12)	-
Acquisition costs	1	345	(344)	(100)%
Change in fair value of contingent consideration	2,346	(140)	2,486	NM
Total operating expenses	$52,152	$44,959	$7,193	16%

	Nine Months Ended
	September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Cost of product, rental, and service revenue	$77,649	$50,968	$26,681	52%
General and administrative	34,128	22,058	12,070	55%
Sales and marketing	15,583	9,228	6,355	69%
Research and development	10,634	8,250	2,384	29%
Intangible asset impairment charges	69,900	-	69,900	NM
Intangible asset amortization	8,236	5,340	2,896	54%
Acquisition costs	18	1,616	(1,598)	(99)%
Change in fair value of contingent consideration	(3,348)	1,086	(4,434)	NM
Total operating expenses	$212,800	$98,546	$114,254	116%

Cost of product, rental, and service revenue

Cost of revenue increased $2.1 million and $26.7 million for the three and nine months ended September 30, 2022, or 9% and 52%, respectively, compared to the same period in 2021, due primarily to the acquisitions of Global Cooling and Sexton. Warranty expense recognized in cost of revenue decreased $3.6 million and $2.7 million for the three and nine months ended September 30, 2022, or 94% and 61%, respectively, compared to the same period in 2021 due to the Company’s progress in addressing quality issues that were identified within the ULT freezer product line in the third and fourth quarters of 2021. We expect that cost of product revenue may fluctuate in future quarters based on production volumes, raw material and transportation costs, customer mix, and product mix.

Cost of revenue net of intangible amortization related to acquired technology was 69% as a percentage of revenue for both the three and nine months ended September 30, 2022, and 78% and 66% as a percentage of revenue for the three and nine months ended September 30, 2021, respectively. In the three months ended September 30, 2021, the Company revised estimates for warranty expense based on quality issues identified within the ULT freezer product line, resulting in $3.8 million of warranty expense being recognized in that quarter.

General and administrative expenses

General and administrative (“G&A”) expense consists primarily of personnel-related costs, non-cash stock-based expense for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance.

G&A expenses for the three and nine months ended September 30, 2022 increased $1.5 million and $12.1 million, or 15% and 55%, respectively, compared with the same period in 2021. The increase reflects the assumption of G&A expenses related to our acquisitions of Global Cooling in Q2 2021 and Sexton in Q3 2021, increased headcount and non-cash stock-based compensation expense, accounting fees, and insurance expense.

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

S&M expense for the three and nine months ended September 30, 2022 increased $1.2 million and $6.4 million, or 30% and 69%, respectively, compared with the same period in 2021. The increase is primarily due to our acquisitions of Global Cooling in Q2 2021 and Sexton in Q3 2021, increased non-cash stock-based expense and increased expenses related to travel and tradeshows.

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

R&D expense for the three and nine months ended September 30, 2022 increased $206,000 and $2.4 million, or 6% and 29%, respectively, compared with the same period in 2021. The increase is primarily due to our acquisitions of Global Cooling in Q2 2021 and Sexton in Q3 2021.

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

Acquisition costs

Acquisition costs consist of legal, accounting, and other due diligence costs incurred related primarily to our Global Cooling and Sexton acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our Astero, CBS, and SciSafe acquisitions. The expense and benefit recognized in the three and nine months ended September 30, 2022, respectively, relate primarily to changes in BioLife’s share price, as certain contingent consideration arrangements are payable in BioLife’s shares.

Other income and expense

Total other income and expenses for the three and nine months ended September 30, 2022 and 2021 were comprised of the following:

	Three Months Ended
	September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Change in fair value of investments	$697	$-	$697	NM
Interest income (expense), net	10	(194)	204	(105)%
Other income (expense), net	142	(7)	149	NM
Gain on acquisition of Sexton Biotechnologies, Inc.	-	6,451	(6,451)	NM
Total other income, net	$849	$6,250	$(5,401)	(86)%

	Nine Months Ended
	September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Interest income (expense), net	$(181)	$(331)	$150	(45)%
Change in fair value of investments	697	-	697	NM
Other income (expense), net	270	(7)	277	NM
Change in fair value of warrant liability	-	(121)	121	NM
Gain on acquisition of Sexton Biotechnologies, Inc.	-	6,451	(6,451)	NM
Total other income, net	$786	$5,992	$(5,206)	(87)%

Change in fair value of investments. Reflects the change in fair value of the Company’s equity investments.

Change in fair value of warrant liability. Reflects the changes in fair value associated with the periodic “mark to market” valuation of certain warrants that were issued in 2014. All outstanding warrants were exercised via a “cashless” exercise on March 25, 2021.

Interest expense, net. We earn interest on cash held in our money market account. Interest expense in the three and nine months ended September 30, 2022 grew compared to 2021 due to debt acquired in the acquisition of Global Cooling and equipment financing.

Gain on acquisition of Sexton Biotechnologies, Inc. Reflects the markup in the carrying value of BioLife’s investment in Sexton to fair value as a result of incremental equity acquisition.

Liquidity and capital resources

On September 30, 2022 and December 31, 2021, we had $62.1 million and $69.9 million in cash, cash equivalents, and available-for-sale securities, respectively. We additionally have the ability to borrow up to $30 million under our 2022 term loan 3. See Note 11 – “Long-term debt” for additional details on borrowing requirements under 2022 term loan 3. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Cash flows

	Nine Months Ended
	September 30,
(In thousands)	2022	2021	$ Change
Operating activities	$(16,345)	$(3,819)	$(12,526)
Investing activities	(43,223)	(10,650)	(32,573)
Financing activities	16,941	(673)	17,614
Net decrease in cash and cash equivalents	$(42,627)	$(15,142)	$(27,485)

Net cash used in operating activities

Net cash used by operating activities was $16.3 million during the nine months ended September 30, 2022 compared to $3.8 million during the nine months ended September 30, 2021. The increase in cash used by operating activities was primarily the result of the timing of collection and disbursement of working capital related items in accounts receivable, inventories, and accounts payable.

Net cash used in investing activities

Net cash used by investing activities totaled $43.2 million during the nine months ended September 30, 2022 compared to $10.7 million for the nine months ended September 30, 2021. The increase in cash used by investing activities was the result of significant investments in available-for-sale marketable securities made in Q2 2022 and Q3 2022.

Net cash provided by (used in) financing activities

Net cash provided by financing activities totaled $16.9 million during the nine months ended September 30, 2022, compared to $673,000 during the nine months ended September 30, 2021. The increase in cash provided by financing activities was the result of a term loan draw of $20 million made in Q3 2022.

Off-balance sheet arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

Contractual obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC. There have been no significant changes to these obligations in the three and nine months ended September 30, 2022.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investments in available-for-sale securities and our long-term debt. We invest our excess cash in investment grade short to intermediate-term fixed income securities. These securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. Our long-term debt primarily bears interest at a fixed rate, with a variable component subject to an interest rate ceiling. Fluctuations in interest rates therefore do not materially impact our consolidated financial statements from long-term debt. For additional information about our long-term debt and available-for-sale securities, see Notes 3 and 11 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Foreign currency exchange risk

For a discussion of market risks related to foreign currency exchange rates, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. During the three and nine months ended September 30, 2022, there were no material changes or developments that would materially alter the market risk assessment of our exposures to foreign currency exchange rates performed as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting. Other than the remediation of a previously identified material weakness as described below, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation

With respect to the material weaknesses described above, management plans to implement the following measures:

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

Item 1A. RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which BioLife has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2021 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. Other than the risk factor listed below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2021.

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

We are a regular target of malicious third-party attempts, some of which have been successful, to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our networks and systems or those of our associated third parties. Such access has led and could lead in the future to the compromise of sensitive, business, personal or confidential information or instructions to transfer funds by us or customers to unauthorized recipients. As a result, we proactively employ multiple methods at different layers of our systems to defend our systems against intrusion and attack and to protect the data we collect. These measures have been breached in the past and we cannot be certain that they will be successful and sufficient to counter current and emerging technology threats that are designed to breach our systems in order to gain access to confidential information.

Our computer systems and our associated third parties’ computer systems have been, and could be in the future, subject to breach, and our data protection measures may not prevent unauthorized access. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect. Threats to our systems and our associated third parties’ systems can derive and have derived from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses and other malware can be distributed and has and could in the future infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures in the past, have not, and in the future, may not, prevent downtime, unauthorized access or use of sensitive data. Further, while we select our third party service providers carefully, and we seek to ensure that our customers adequately protect their systems and data, we do not control their actions and are not able to oversee their processes. Any problems experienced by our associated third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyber-attacks and security breaches, could adversely affect our ability to conduct our business and our financial condition.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit No.		Description

10.1*		Loan and Security Agreement, dated September 20, 2022, between BioLife Solutions, Inc. and Silicon Valley Bank (filed herewith)

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

	*	Certain sensitive financial, commercial and strategic information relating to the Company has been redacted in the marked portions of the exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Date: November 9, 2022	/s/ Troy Wichterman
Troy Wichterman
Chief Financial Officer
(Duly authorized officer and principal
financial and accounting officer)

BIOLIFE SOLUTIONS, INC.

INDEX TO EXHIBITS

Exhibit No.		Description

10.1*		Loan and Security Agreement, dated September 20, 2022, between BioLife Solutions, Inc. and Silicon Valley Bank (filed herewith)

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

	*	Certain sensitive financial, commercial and strategic information relating to the Company has been redacted in the marked portions of the exhibit.