Form 10-Q
period 2023-03-31
BIOLIFE SOLUTIONS INC
filed 2023-05-11
CIK 834365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, 43,456,275 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except per share and share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$19,105	$19,442
Restricted cash	31	31
Available-for-sale securities, current portion	35,780	43,260
Accounts receivable, trade, net of allowance for doubtful accounts of $956 and $739 as of March 31, 2023 and December 31, 2022, respectively	30,343	33,936
Inventories	41,329	34,904
Prepaid expenses and other current assets	6,201	6,879
Total current assets	132,789	138,452

Assets held for rent, net	9,005	9,064
Property and equipment, net	26,100	23,638
Operating lease right-of-use assets, net	15,592	15,292
Financing lease right-of-use assets, net	242	272
Long-term deposits and other assets	284	281
Available-for-sale securities, long-term	2,019	1,332
Equity investments	5,069	5,069
Intangible assets, net	30,629	32,088
Goodwill	224,741	224,741
Total assets	$446,470	$450,229

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,525	$15,367
Accrued expenses and other current liabilities	10,701	9,782
Sales taxes payable	4,585	4,151
Warranty liability	8,895	8,312
Lease liabilities, operating, current portion	2,906	2,860
Lease liabilities, financing, current portion	161	158
Debt, current portion	1,250	1,814
Contingent consideration, current portion	3,296	2,138
Total current liabilities	47,319	44,582

Contingent consideration, long-term	1,880	2,318
Lease liabilities, operating, long-term	15,114	14,962
Lease liabilities, financing, long-term	95	126
Debt, long-term	23,692	23,793
Deferred tax liabilities	263	250
Other long-term liabilities	-	10
Total liabilities	88,363	86,041

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 43,289,969 and 42,832,231 shares issued and outstanding, respectively, as of March 31, 2023 and December 31, 2022	43	43
Additional paid-in capital	619,227	611,739
Accumulated other comprehensive loss, net of taxes	(534)	(679)
Accumulated deficit	(260,629)	(246,915)
Total shareholders’ equity	358,107	364,188
Total liabilities and shareholders’ equity	$446,470	$450,229

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(In thousands, except per share and share data)	2023	2022

Product revenue	$31,593	$30,388
Service revenue	4,471	3,090
Rental revenue	1,639	2,742
Total product, rental, and service revenue	37,703	36,220
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	18,397	20,384
Cost of service revenue (exclusive of intangible assets amortization)	3,891	2,145
Cost of rental revenue (exclusive of intangible assets amortization)	1,376	1,917
General and administrative	14,842	11,530
Sales and marketing	6,471	4,891
Research and development	4,152	3,781
Intangible asset amortization	1,459	2,863
Acquisition costs	-	11
Change in fair value of contingent consideration	720	(3,335)
Total operating expenses	51,308	44,187
Operating loss	(13,605)	(7,967)

Other expense:
Interest expense, net	(411)	(184)
Other income	394	131
Total other expense, net	(17)	(53)

Loss before income tax (expense) benefit	(13,622)	(8,020)
Income tax (expense) benefit	(92)	599
Net loss	$(13,714)	$(7,421)

Net loss attributable to common shareholders:
Basic and Diluted	$(13,714)	$(7,421)
Net loss per share attributable to common shareholders:
Basic and Diluted	$(0.32)	$(0.18)
Weighted average shares used to compute loss per share attributable to common shareholders:
Basic and Diluted	43,027,612	42,014,055

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended
	March 31,
(In thousands)	2023	2022

Net loss	$(13,714)	$(7,421)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	106	(156)
Unrealized gain on available-for-sale securities, net of tax	39	-

Comprehensive loss	$(13,569)	$(7,577)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31, 2023
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2022	-	$-	42,832,231	$43	$611,739	$(679)	$(246,915)	$364,188
Stock-based compensation	-	-	-	-	7,363	-	-	7,363
Stock option exercises	-	-	80,938	-	125	-	-	125
Stock issued – on vested RSAs	-	-	376,800	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	106	-	106
Unrealized gain on available-for-sale securities	-	-	-	-	-	39	-	39
Net loss	-	-	-	-	-	-	(13,714)	(13,714)
Balance, March 31, 2023	-	$-	43,289,969	$43	$619,227	$(534)	$(260,629)	$358,107

	Three Months Ended March 31, 2022
	Series A	Series A				Accumulated
	Preferred	Preferred	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	-	$-	41,817,503	$42	$585,397	$(282)	$(107,110)	$478,047
Fees incurred for registration filings	-	-	-	-	(51)	-	-	(51)
Stock-based compensation	-	-	-	-	5,399	-	-	5,399
Stock option exercises	-	-	129,933	-	257	-	-	257
Stock issued – on vested RSAs			383,646		-	-	-	-
Foreign currency translation	-	-	-	-	-	(156)	-	(156)
Net loss	-	-	-	-	-	-	(7,421)	(7,421)
Balance, March 31, 2022	-	$-	42,331,082	$42	$591,002	$(438)	$(114,531)	$476,075

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cash flows from operating activities
Net loss	$(13,714)	$(7,421)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,721	1,653
Amortization of intangible assets	1,459	2,863
Amortization of loan costs	13	-
Stock-based compensation	7,363	5,399
Non-cash lease expense	418	524
Deferred income tax expense (benefit)	13	(599)
Change in fair value of contingent consideration	720	(3,335)
Accretion of investments	(390)	-
Loss on disposal of property and equipment, net	68	18
Loss / (gain) on disposal of assets held for rent, net	218	(96)
Other	(50)	(17)

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	3,612	(1,083)
Inventories	(6,425)	(1,855)
Prepaid expenses and other assets	661	(1,213)
Accounts payable	157	(3,231)
Accrued expenses and other current liabilities	371	(1,074)
Warranty liability	583	-
Sales taxes payable	510	1,543
Other	(20)	-
Net cash used in operating activities	(2,712)	(7,924)

Cash flows from investing activities
Purchases of available-for-sale securities	(8,202)	-
Proceeds from sale of available-for-sale securities	524	-
Maturities of available-for-sale securities	14,900	-
Purchases of assets held for rent	(1,001)	(814)
Purchases of property and equipment	(3,295)	(1,456)
Net cash provided by (used in) investing activities	2,926	(2,270)

Cash flows from financing activities
Payments on equipment loans	(127)	(125)
Proceeds from exercise of common stock options	125	257
Fees paid related to issuance of common stock	-	(50)
Payments on financed insurance premium	(569)	(305)
Other	9	42
Net cash used in financing activities	(562)	(181)

Net decrease in cash, cash equivalents, and restricted cash	(348)	(10,375)
Cash, cash equivalents, and restricted cash – beginning of period	19,473	69,870
Effects of currency translation on cash, cash equivalents, and restricted cash	11	(22)
Cash, cash equivalents, and restricted cash – end of period	$19,136	$59,473
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$347	$13
Equipment acquired under operating leases	$880	$243
Unrealized gains and losses on available-for-sale securities	$(39)	$-
Cash interest paid	$497	$91

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

Significant estimates and assumptions by management affect the Company’s net realizable value of inventory, fair value of warrant liability, sales tax liabilities, valuation of market based awards, valuations and purchase price allocations related to investments and business combinations, fair value of marketable debt securities, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, stock-based compensation, contingent consideration from business combinations, and provision for income taxes.

The Company regularly assesses these estimates; however, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Basis of presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by BioLife in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by U.S. GAAP. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2022 (the “Annual Report”).

The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, SAVSU Technologies, Inc. (“SAVSU”), Arctic Solutions, Inc. doing business as Custom Biogenic Systems (“CBS”), SciSafe Holdings, Inc. (“SciSafe”), BioLife Solutions B.V, Global Cooling, Inc. doing business as Stirling Ultracold (“Global Cooling” or “GCI”), and Sexton Biotechnologies, Inc. (“Sexton”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Significant accounting policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in our Annual Report.

Liquidity and capital resources

On March 31, 2023 and December 31, 2022, we had $56.9 million and $64.1 million in cash, cash equivalents, and available-for-sale securities, respectively. We have the ability to borrow up to $30 million under our 2022 term loan 3. See Note 13: Long-term debt for additional details on borrowing requirements under our 2022 term loan 3. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Risks and uncertainties

Supply chain considerations

Our domestic and international supply chain operations had been affected by the global pandemic of the coronavirus (“COVID-19”) and the resulting volatility and uncertainty it caused in the U.S. and international markets. Since the onset of the COVID-19 pandemic, supply chains globally have been constrained, and these constraints continue to impact our business. In addition, other macroeconomic factors have arisen that continue to constrain supply chains and inflate prices of component parts globally.

Constraints that had been experienced in the international supply chain for semiconductor chips since 2021 continued to impact our business through the three months ended March 31, 2023. Though our costs to obtain semiconductor components normalized throughout the year ended December 31, 2022 and three months ended March 31, 2023, we were still experiencing constraints in obtaining electrical component parts in a growing macroeconomic trend for manufacturing companies as electrical component parts have maintained high demand. We expect these constraints to improve through diversification of our semiconductor supply chain partnerships. We have sufficient supply for electrical component parts within our operations for the foreseeable future.

The Company continues to actively monitor and manage supply chain constraints through alternative sourcing of parts where possible. Continuing or worsening supply chain, labor, and logistics constraints may have a material adverse impact on the Company's financial condition, results of operations, or cash flows.

Concentrations of credit risk and business risk

Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenues and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	March 31,	December 31,	Three Months Ended March 31,
	2023	2022	2023	2022
Customer A	*	15%	*	*
Customer B	*	*	14%	20%
Customer C	12%	11%	10%	11%

* less than 10%

Revenue from foreign customers is denominated in United States dollars or euros.

The following table represents the Company’s products representing more than 10% of the Company’s total revenues:

	Three Months Ended March 31,
Product revenue concentration	2023	2022
CryoStor	44%	35%
780XLE Freezer	14%	20%

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended
	March 31,
Revenue by customers’ geographic locations	2023	2022
United States	79%	79%
Europe, Middle East, Africa (EMEA)	18%	16%
Canada	1%	1%
Other	2%	4%
Total revenue	100%	100%

In the three months ended March 31, 2023, one supplier accounted for 15% of purchases. In the three months ended March 31, 2022, no suppliers accounted for more than 10% of purchases.

As of March 31, 2023 and December 31, 2022, one supplier accounted for 22% and 23% of our accounts payable, respectively.

Recent accounting pronouncements

As of January 1, 2023, we adopted the ASC 2016-13, Measurement of Credit Losses on Financial Instruments, which later was codified as ASC 326 (CECL). In addition to the adoption of ASC 326, the Company adopted the accompanying ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. Both standards mark a significant change requiring the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. ASU 2022-02 specifically eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancings and restructurings in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASC 326 is intended to improve financial reporting by corporations by requiring earlier recognition of credit losses on loans from corporations, held-to-maturity (HTM) securities, and certain other financial assets. ASC 326 also amended the impairment guidance for available-for-sale (AFS) debt securities in that it eliminated the Other Than Temporary Impairment (OTTI) impairment model. Under Subtopic ASC 326-30, Financial Instruments—Credit Losses—Available-for-Sale Debt Securities, changes in expected cash flows due to credit on AFS debt securities will be recorded through an allowance, rather than permanent write-downs for negative changes and prospective yield adjustments for positive changes, as required by the current OTTI model. ASC 326 replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. For the period ended March 31, 2023, the adoption of ASC 326 did not result in a material effect on the Company’s Unaudited Condensed Consolidated financial statements.

2.	Correction of immaterial errors

As reported in our Annual Report as of and for the fiscal year ended December 31, 2022, we determined that an error existed in our previously issued consolidated financial statements. Specifically, we identified we had established nexus in several jurisdictions beginning in the year ended December 31, 2019 in which we were not collecting and remitting sales taxes appropriately. The error was evaluated and recorded as of each period impacted by the error under the SEC guidance on evaluating the materiality of prior period misstatements to the Company’s financial statements. We evaluated the error and concluded that it was not material to any previously issued consolidated financial statements and accompanying Unaudited Condensed Consolidated financial statements. Although the error was not material to any period, we corrected the accompanying historical Unaudited Condensed Consolidated financial statements for each period impacted. The corrections to the quarter ended March 31, 2022 are presented below to reflect the sales tax liability and associated expenses owed within the period for comparative purposes.

The effect of the adjustments to our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2022 was as follows:

	March 31, 2022
(In thousands)	As reported	Adjustment	As corrected
Prepaid expenses and other current assets	$4,757	$267	$5,024
Total current assets	118,701	267	118,968
Total assets	544,012	267	544,279
Accrued expenses and other current liabilities	6,966	(233)	6,733
Sales taxes payable	-	2,945	2,945
Total current liabilities	35,040	2,712	37,752
Total liabilities	65,492	2,712	68,204
Accumulated deficit	(112,086)	(2,445)	(114,531)
Total shareholders’ equity	478,520	(2,445)	476,075
Total liabilities and shareholders’ equity	544,012	267	544,279

The effect of the adjustments to our Unaudited Condensed Consolidated Statements of Operations for the quarter ended March 31, 2022 was as follows:

	Three Months Ended March 31, 2022
(In thousands, except per share and share data)	As reported	Adjustment	As corrected
General and administrative	$11,196	$334	$11,530
Total operating expenses	43,853	334	44,187
Operating loss	(7,633)	(334)	(7,967)
Interest expense	(163)	(21)	(184)
Total other expense, net	(32)	(21)	(53)
Loss before income tax benefit	(7,665)	(355)	(8,020)
Net loss	(7,066)	(355)	(7,421)
Net loss per basic and diluted share	(0.17)	(0.01)	(0.18)

The effect of the adjustments to our Unaudited Condensed Consolidated Statements of Cash flows for the quarter ended March 31, 2022 was as follows:

	Three Months Ended March 31, 2022
(In thousands)	As reported	Adjustment	As corrected
Net loss	$(7,066)	$(355)	$(7,421)
Prepaid expenses and other current assets	(25)	(1,188)	(1,213)
Sales taxes payable	-	1,543	1,543

3.	Fair value measurement

In accordance with FASB ASC Topic 820, the Company measures its financial instruments at fair value on a recurring basis. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of their short maturities. The carrying value of our marketable debt securities, which are accounted for as available-for-sale, are classified within either Level 1 or Level 2 in the fair value hierarchy because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The carrying values of our long-term debt, which is classified within Level 2 in the fair value hierarchy, approximates fair value as our borrowings with lenders are at interest rates that approximate market rates for comparable loans. The fair values of investments and contingent consideration classified as Level 3 were derived from management assumptions. The Company also measures certain assets and liabilities at fair value on a non-recurring basis when applying acquisition accounting. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value fair hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The fair value of the SciSafe Contingent Consideration Liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 4.5%, a risk-free rate of approximately 0.20%, asset volatility of 60%, and revenue volatility of 15%. Significant changes in any of those inputs in isolation would result in a significant change in the fair value measurement of the liability. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. At the acquisition date, the contingent consideration was determined to have a fair value of $3.7 million. Subsequent to the acquisition date, the Contingent Consideration Liability was re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the Contingent Consideration Liability as of March 31, 2023, the Company used a discount rate of 13.0%, a risk-free rate of approximately 4.4%, asset volatility of 71%, and revenue volatility of 31%. This Contingent Consideration Liability is included in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 in the amounts of $5.0 million and $4.3 million, respectively. The changes in fair value of contingent consideration associated with this liability are included within the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. These changes in fair value of contingent consideration associated with this liability are included within the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. These changes were $720,000 of benefit and $3.3 million of expense for the three months ended March 31, 2023 and 2022, respectively. As of the year ended December 31, 2022, the second hurdle associated with this liability was satisfied and 116,973 shares were issued as payment subsequent to the three months ended March 31, 2023.

There were no remeasurements to fair value during the three months ended March 31, 2023 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, based on the three-tier fair value hierarchy:

(In thousands)

As of March 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$14,021	$-	$-	$14,021
Available-for-sale securities:
U.S. government securities	9,377	-	-	9,377
Corporate debt securities	-	24,663	-	24,663
Other debt securities	-	3,759	-	3,759
Total	$23,398	$28,422	$-	$51,820
Liabilities:
Contingent consideration - business combinations	-	-	5,176	5,176
Debt	-	24,942	-	24,942
Total	$-	$24,942	$5,176	$30,118

As of December 31, 2022
Assets:
Cash equivalents:
Money market accounts	$11,416	$-	$-	$11,416
Available-for-sale securities:
U.S. government securities	15,051	-	-	15,051
Corporate debt securities	-	26,047	-	26,047
Other debt securities	-	3,494	-	3,494
Total	$26,467	$29,541	$-	$56,008
Liabilities:
Contingent consideration - business combinations	-	-	4,456	4,456
Debt	-	25,607	-	25,607
Total	$-	$25,607	$4,456	$30,063

There have been no transfers of assets or liabilities between the fair value measurement levels.

The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Beginning balance as of December 31, 2022 and 2021	$4,456	$10,027
Change in fair value recognized in net loss	720	(3,335)
Ending balance	$5,176	$6,692

4.	Investments

Available-for-sale securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	March 31, 2023
	Amortized	Gross unrealized		Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale securities, current portion
U.S. government securities	$9,386	$-	$9	$9,377
Corporate debt securities	24,663	7	7	24,663
Other debt securities	1,743	-	3	1,740
Total short-term	35,792	7	19	35,780

Available-for-sale securities, long-term
Other debt securities	2,018	2	1	2,019
Total marketable securities	$37,810	$9	$20	$37,799

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$35,792	$35,780
Due after one year through five years	2,018	2,019
Total	$37,810	$37,799

Equity investments

The Company periodically invests in non-marketable equity securities of private companies without a readily determinable fair value to promote business and strategic objectives. These securities included Series A-1 and A-2 Preferred Stock in iVexSol, Inc. with a fair value of $4.1 million for both the periods ending March 31, 2023 and December 31, 2022, respectively, and Series E Preferred Stock in PanTHERA CryoSolutions, Inc. with a fair value of $995,000 as of March 31, 2023 and December 31, 2022.

5.	Inventories

Inventories consists of the following as of March 31, 2023 and December 31, 2022:

(In thousands)	2023	2022
Raw materials	$23,682	$20,950
Work in progress	6,934	5,680
Finished goods	10,713	8,274
Total	$41,329	$34,904

6.	Leases

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

The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(In thousands)	2023	2022
Weighted average discount rate - operating leases	4.3%	4.2%
Weighted average discount rate - finance leases	6.1%	6.1%
Weighted average remaining lease term in years - operating leases	6.9	7.2
Weighted average remaining lease term in years - finance leases	1.8	2.0

The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Operating lease costs	$897	$913
Short-term lease costs	402	565
Total operating lease costs	1,299	1,478

Variable lease costs	259	305
Total lease costs	$1,558	$1,783

Maturities of our lease liabilities as of March 31, 2023 are as follows:

(In thousands)	Operating Leases	Financing Leases
2023 (9 months remaining)	$2,690	$128
2024	3,398	101
2025	2,954	38
2026	2,533	2
2027	2,280	-
Thereafter	6,938	-
Total lease payments	20,793	269
Less: interest	(2,773)	(13)
Total present value of lease liabilities	$18,020	$256

7.	Assets held for rent

Assets held for rent consist of the following as of March 31, 2023 and December 31, 2022:

(In thousands)	2023	2022
Shippers placed in service	$8,132	$7,671
Fixed assets held for rent	4,686	4,686
Accumulated depreciation	(5,451)	(4,952)
Subtotal	7,367	7,405
Shippers and related components in production	1,638	1,659
Total	$9,005	$9,064

Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $843,000 and $896,000 in depreciation expense related to assets held for rent during the three months ended March 31, 2023 and 2022, respectively.

8.	Property and equipment

Property and equipment consist of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(In thousands)	2023	2022
Property and equipment
Leasehold improvements	$5,110	$5,249
Furniture and computer equipment	1,954	1,908
Manufacturing and other equipment	21,278	20,557
Construction in-progress	7,381	5,095
Subtotal	35,723	32,809
Less: Accumulated depreciation	(9,623)	(9,171)
Property and equipment, net	$26,100	$23,638

Depreciation expense for property and equipment was $878,000 and $757,000 for the three months ended March 31, 2023 and 2022, respectively.

9.	Goodwill and intangible assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350.

Intangible assets

Intangible assets, net consisted of the following as of March 31, 2023 and December 31, 2022:

(In thousands, except weighted average useful life)	March 31, 2023
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$11,288	$(4,446)	$6,842	9.1
Tradenames	13,731	(4,556)	9,175	12.6
Technology - acquired	27,892	(13,528)	14,364	4.6
Non-compete agreements	1,187	(939)	248	1.8
Total intangible assets	$54,098	$(23,469)	$30,629	8.0

(In thousands, except weighted average useful life)	December 31, 2022
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships	$11,288	$(3,993)	$7,295	9.3
Tradenames	13,731	(4,323)	9,408	12.8
Technology - acquired	27,892	(12,796)	15,096	4.9
Non-compete agreements	1,187	(898)	289	2.0
Total intangible assets	$54,098	$(22,010)	$32,088	8.2

Amortization expense for definite-lived intangible assets was $1.5 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company expects to record the following amortization expense for definite-lived intangible assets:

(In thousands)	Amortization
For the Years Ending December 31,	Expense
2023 (9 months remaining)	$3,972
2024	4,607
2025	4,435
2026	4,137
2027	3,383
Thereafter	10,095
Total	$30,629

10.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(In thousands)	2023	2022
Accrued compensation	$5,306	$5,080
Accrued expenses	3,825	3,128
Deferred revenue, current	422	548
Accrued taxes	1,148	975
Other	-	51
Total accrued expenses and other current liabilities	$10,701	$9,782

11.	Warranty reserve liability

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

A rollforward of our warranty liability is as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Beginning balance as of December 31, 2022 and 2021	$8,312	$9,398
Provision for warranties(1)	1,891	1,419
Settlements of warranty claims(1)	(1,308)	(1,641)
Ending Balance	$8,895	$9,176

(1)

Both the Provision for warranties and Settlements of warranty claims balances during the three months ended March 31, 2022 include immaterial reclassifications of $525,000 to reflect changes in warranty utilization on pre-existing claims

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2023.

Non-income related taxes

Companies are required to collect and remit sales tax from certain customers if the company is determined to have nexus in a particular state. Upon the determination of nexus, which varies by state, companies are additionally required to maintain detailed record of specific product and customer information within each jurisdiction in which it has established nexus to appropriately determine their sales tax liability, requiring technical knowledge of each jurisdiction’s tax case law. During the year ended December 31, 2022, the Company determined that a sales tax liability related to the periods of 2019 through 2022 is probable and determined an estimated liability. The estimated liability was approximately $4.4 million and $3.7 million as of March 31, 2023 and December 31, 2022, respectively. Outside of the analysis performed to determine the sales tax liability related to the periods of 2019 through 2022, we assessed approximately $230,000 and $306,000 of sales tax obligations generated during the normal course of business as of March 31, 2023 and December 31, 2022, respectively. Due to the variety of jurisdictions in which this estimated liability relates to and our ongoing assessment of sales taxes owed, we cannot predict when final liabilities will be satisfied. We will reevaluate the estimated liability and timing of satisfaction each reporting period.

13.	Long-term debt

2022 term loan 3

On September 20, 2022, the Company and certain of its subsidiaries entered into a term loan agreement, which provided for up to $50 million in aggregate principal to be drawn. The term loan matures on June 1, 2026. The agreement provides for borrowings of up to $30 million upon closing and options to borrow up to $10 million between closing and June 30, 2023, up to $10 million upon the achievement of certain revenue milestones, and an additional $10 million at the discretion of the lender. The Company borrowed $20 million upon closing. Payments on the borrowing are interest-only through June 2024, with additional criteria allowing for interest-only payments to continue through June 2025. Tranches borrowed under the term loan agreement bear interest at the Wall Street Journal prime rate plus 0.5%. The interest rate is subject to a ceiling that restricts the interest rate for each tranche from exceeding 1.0% above the overall rate applicable to each tranche at their respective funding dates. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants. As of the date of this filing, the Company is in compliance with the covenants set forth in the 2022 term loan 3 agreement. In the event that borrowings under 2022 term loan 3 exceed $20 million, the Company will become subject to financial covenants.

Long-term debt consisted of the following as of March 31, 2023 and December 31, 2022:

			March 31,	December 31,
(In thousands)	Maturity Date	Interest Rate	2023	2022
2022 term loan 2	Various	4.0%	2,896	2,896
2022 term loan 3	Jun-26	6.8%	20,000	20,000
Insurance premium financing	Apr-23	5.0%	505	1,074
Freezer equipment loan	Dec-25	5.7%	430	466
Manufacturing equipment loans	Oct-25	5.7%	243	266
Freezer installation loan	Various	6.3%	1,012	1,078
Other loans	Various	Various	5	6
Total debt, excluding unamortized debt issuance costs			25,091	25,786
Less: unamortized debt issuance costs			(149)	(179)
Total debt			24,942	25,607
Less: current portion			(1,250)	(1,814)
Total long-term debt			$23,692	$23,793

2022 term loan 3 is secured by substantially all assets of BioLife, SAVSU, CBS, SciSafe, Global Cooling and Sexton, other than intellectual property. 2022 term loan 2 is secured by substantially all assets of Global Cooling and is effectively subordinated to the security interest established by the lenders of 2022 term loan 3. Equipment loans are secured by the financed equipment.

As of March 31, 2023, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2023 (9 months remaining)	$1,135
2024	5,481
2025	10,511
2026	5,219
2027	2,596
Thereafter	-
Total debt	24,942

14.	Revenue

To determine revenue recognition for contractual arrangements that we determine are within the scope of FASB Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. As of March 31, 2023 and December 31, 2022, our deferred revenue balance totaled $422,000 and $558,000, respectively. During the three months ended March 31, 2023, the Company recognized approximately $242,000 of revenue that was included in the deferred revenue balance at the beginning of the year.

The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of cell processing tools, freezers, thawing devices, and cold chain products. We recognize product revenue, including shipping and handling charges billed to customers, at a point in time when we transfer control of our products to our customers, which is upon shipment for substantially all transactions. Shipping and handling costs are classified as part of cost of product revenue in the Consolidated Statements of Operations. Service revenue is generated from the storage of biological and pharmaceutical materials. We recognize service revenue over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC Topic 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the three months ended March 31, 2023.

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

Total bioproduction tools and services revenue for the three months ended March 31, 2023 and 2022 were comprised of the following:

	Three Months Ended
	March 31,
(In thousands, except percentages)	2023	2022
Product revenue
Freezer and thaw	$12,381	$15,335
Cell processing	18,993	14,899
Storage and storage services	219	154
Service revenue
Storage and storage services	3,825	3,090
Freezer and thaw	646	-
Rental revenue
Storage and storage services	1,639	2,742
Total revenue	$37,703	$36,220

The following table includes estimated rental revenue expected to be recognized in the future related to embedded leases as well as estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting periods. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The estimated revenue in the following table does not include contracts with the original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of March 31, 2023.

The balances in the table below are partially based on judgments involved in estimating future orders from customers pursuant to their respective contracts:

(In thousands)	2023 (9 months remaining)	2024	Total
Rental revenue	$2,700	$900	$3,600
Service revenue	$190	$10	$200

15.	Stock-based compensation

Service vesting-based stock options

The following is a summary of service vesting-based stock option activity for the March 31, 2023, and the status of service vesting-based stock options outstanding as of March 31, 2023:

	Three Months Ended
	March 31, 2023
	Options	Wtd. Avg. Exercise Price
Outstanding as of beginning of year	456,293	$2.16
Exercised	(80,938)	2.06
Outstanding as of March 31, 2023	375,355	$2.18

Stock options exercisable as of March 31, 2023	375,355	$2.18

As of March 31, 2023, there was $7.3 million of aggregate intrinsic value of outstanding and exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2023. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised was $1.6 million and $3.6 million during the three months ended March 31, 2023 and 2022, respectively. There were no service based-vesting options granted during the three months ended March 31, 2023. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable as of March 31, 2023 is 2.7 years. There were no unrecognized compensation costs for service vesting-based stock options as of March 31, 2023.

Restricted stock

Service vesting-based restricted stock

The following is a summary of service vesting-based restricted stock activity for the three months ended March 31, 2023, and the status of unvested service vesting-based restricted stock outstanding as of March 31, 2023:

	Three Months Ended
	March 31, 2023
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	1,879,215	$28.94
Granted	414,601	17.67
Vested	(346,184)	27.51
Forfeited	(70,725)	29.67
Non-vested as of March 31, 2023	1,876,907	$26.69

The aggregate fair value of the service vesting-based awards granted was $7.3 million and $7.9 million during the three months ended March 31, 2023 and 2022, respectively. The aggregate fair value of the service vesting-based awards that vested was $7.3 million and $5.0 million during the three months ended March 31, 2023 and 2022, respectively.

We recognized stock compensation expense related to service vesting-based awards of $6.1 million and $4.8 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $46.1 million in unrecognized compensation costs related to service vesting-based awards. We expect to recognize those costs over 2.7 years.

Market-based restricted stock

The following is a summary of market-based restricted stock activity under our stock option plan for the three months ended March 31, 2023 and the status of market-based restricted stock outstanding as of March 31, 2023:

	Three Months Ended
	March 31, 2023
	Shares	Wtd. Avg. Grant
Outstanding as of beginning of year	271,044	$30.64
Granted	268,738	24.23
Vested	(30,616)	51.65
Non-vested as of March 31, 2023	509,166	$26.00

On February 8, 2021, the Company granted 30,616 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. On March 31, 2023, the Company’s Compensation Committee determined the TSR attainment was 100% of the targeted shares and 30,616 shares were granted and immediately vested to the executives of the Company based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined at the grant date using a Monte Carlo simulation with the following assumptions: a historical volatility of 68%, 0% dividend yield and a risk-free interest rate of 0.1%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $1.3 million is being expensed on a straight-line basis over the grant date to the vesting date of December 31, 2022.

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

On January 8, 2023, the Company granted 268,738 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2023 through December 31, 2024 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 78%, 0% dividend yield and a risk-free interest rate of 4.4%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $6.8 million is being expensed on a straight-line basis over the grant date to the vesting date of December 31, 2024.

We recognized stock compensation expense of $1.3 million related to market-based restricted stock awards for the three months ended March 31, 2023, and $605,000 during the three months ended March 31, 2022. As of March 31, 2023, there was $8.2 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1.5 years.

The aggregate fair value of the market-based awards granted was $6.5 million during the three months ended March 31, 2023, and $6.7 million during the three months ended March 31, 2022. The aggregate fair value of the market-based awards that vested was $666,000 during the three months ended March 31, 2023, and $5.0 million during the three months ended March 31, 2022.

Total stock compensation expense

We recorded total stock compensation expense for the three months ended March 31, 2023 and 2022, as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cost of revenue	$1,631	$1,007
General and administrative costs	3,293	3,010
Sales and marketing costs	1,256	705
Research and development costs	1,183	677
Total	$7,363	$5,399

16.	Income taxes

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

The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. The income tax expense of $92,000 for the three months ended March 31, 2023 resulted in an effective income tax rate of negative 0.7%. Included in the $92,000 was a discrete tax expense of $505,000 related to stock compensation shortfall tax expenses, which were offset by a change in the valuation allowance.

The Company’s US projected effective income tax rate without discrete items was negative 1.1%, which is lower than the US federal statutory rate of 21% primarily due to the increase in the valuation allowance on US deferred tax assets and non-deductible executive compensation offset by state tax benefits and research tax credits.

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. In determining the need for a valuation allowance, the Company’s management evaluates both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. After reviewing the evidence available, the Company’s management believes there is uncertainty regarding the future realizability of the U.S. net operating loss carryforward and is projecting a full valuation allowance of $40.1 million by year end. If operating results improve and projections indicate future utilization of the tax attributes, all or a portion of the valuation allowance would be released, resulting in a corresponding non-cash income tax benefit.

17.	Net loss per common share

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

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended
	March 31,
(In thousands, except share and earnings per share data)	2023	2022
Basic earnings (loss) per common share
Numerator:
Net loss	$(13,714)	$(7,421)
Net loss allocated to common shareholders	(13,714)	(7,421)

Denominator:
Weighted-average common shares issued and outstanding	43,027,612	42,014,055
Basic loss earnings per common share	$(0.32)	$(0.18)

The following table sets forth the number of weighted-average common shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
	2023	2022
Stock options and restricted stock awards	3,153,029	2,094,863
Total	3,153,029	2,094,863

18.	Employee benefit plan

The Company sponsors 401(k) defined contribution plans for its employees. These plans provide for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to these plans, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $311,000 and $226,000 in contributions to the plan for the three months ended March 31, 2023 and 2022, respectively.

19.	Subsequent events

The Company has evaluated events subsequent to March 31, 2023 through the date of this filing to assess the need for potential recognition or disclosure. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the Consolidated Financial Statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Forward looking statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Form 10-Q do not constitute guarantees of future performance and actual results could differ materially from those contained in the forward-looking statements. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about our products, including our newly acquired products, customers, regulatory approvals, the potential utility of and market for our products and services, our ability to implement our business strategy and anticipated business and operations, in particular following our acquisitions in recent years, future financial and operational performance, our anticipated future growth strategy, including the acquisition of other synergistic cell and gene therapy manufacturing tools and services or technologies or other companies or technologies, capital requirements, intellectual property, suppliers, joint venture partners, future financial and operating results, the impact of the COVID-19 pandemic, plans, objectives, expectations and intentions, revenues, costs and expenses, interest rates, outcome of contingencies, business strategies, regulatory filings and requirements, the estimated potential size of markets, capital requirements, the terms of any capital financing agreements, and other statements that are not historical facts. You can find many of these statements by looking for words like “believes”, “expects”, “anticipates”, “estimates”, “may”, “should”, “will”, “could”, “plan”, “intend”, or similar expressions in this Quarterly Report on Form 10-Q. We intend that such forward-looking statements be subject to the safe harbors created thereby.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K as of and for the fiscal year ended December 31, 2022 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Overview

Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2022 filed with the SEC.

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

Biopreservation media

Our proprietary biopreservation media products, HypoThermosol FRS and CryoStor, are formulated to mitigate preservation-induced, delayed-onset cell damage and death, which result when cells and tissues are subjected to reduced temperatures. Our technology can provide our CGT customers with significant shelf-life extension of biologic source material and final cell products and can also greatly improve post-preservation cell and tissue viability and function. Our biopreservation media are serum-free, protein-free, fully defined, and manufactured under current Good Manufacturing Practices (cGMP). We strive to source wherever possible, the highest available grade, multi-compendium raw materials. We estimate our cell processing products have been incorporated in over 700 customer clinical applications, including numerous chimeric antigen receptor (“CAR”) T cell and other cell types.

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

Human platelet lysate media, cryogenic vials and automated cell-processing fill machines

Our bioproduction tools portfolio includes hPL for cell expansion, which reduces risk and improves downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal closed system vials that are purpose-built rigid containers used in CGT that can be filled manually or with high throughput systems, and automated cell processing machines that bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination..

For our Sexton vials and media, we estimate that annual revenue from each customer commercial application in which these products are used could also range from $500,000 to $2.0 million, if such application is approved and our customer commences large scale commercial manufacturing of the biologic-based therapy.

Ultra-low temperature freezers

Our portfolio of class defining ultra-low temperature freezers range in size from portable units to stationary upright freezers to accommodate a wide variety of use cases. Users can configure these freezers to achieve temperatures between -20°C and -86°C. The portfolio was designed to be environmentally friendly and energy efficient, using as little as 2.8 kWh/day at temperatures of -80°C. The freezers do not use compressor-based or cascade refrigeration systems. Instead, they use patented free-piston Stirling engine technology that uses fewer moving parts, resulting in maintenance cost savings for end users.

Liquid nitrogen freezers and storage devices

Our line of cryogenic freezers offer leading design and manufacture of state-of-the-art liquid nitrogen laboratory freezers, cryogenic equipment, and accessories.

Our line of liquid nitrogen freezers are controlled-rate freezers and Isothermal LN2 freezers, constructed with a patented system which stores liquid nitrogen in a jacketed space in the walls of the freezer. This dry storage method eliminates liquid nitrogen contact with stored specimens, reduces the risk of cross-contamination and provides increased user safety in a laboratory setting. To accommodate customer requirements, we offer customizable features including wide bodied and extended height.

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

In order to provide customers with a proactive approach to safety and monitoring of equipment containing liquefied gas, we offer Versalert, a patented wireless remote asset monitoring system that can monitor and record temperatures. Versalert has an intelligent mesh network system that enables customers to view current equipment conditions and receive alarm notification on smartphones, tablets or personal computers and maintain permanent electronic records for regulatory compliance and legal verification.

Automated, water-free thawing products

The ThawSTAR line includes automated vial and cryobag thawing products that control the heat and timing of the thawing process of biologic material. Our customizable, automated, water-free thawing products uses algorithmic programmed, heating plates to consistently bring biologic material from a frozen state to a liquid state in a controlled and consistent manner. This helps reduce cell structure damage during the temperature transition. The ThawSTAR products can reduce risks of contamination versus using a traditional water bath.

Biological and pharmaceutical storage

We are a premier provider of biological and pharmaceutical storage services, including cold chain logistics that ensures materials are kept at target temperatures from the moment that the materials leave the customer’s premises to their ultimate return. Our state-of-the-art monitoring systems allow for customers to monitor the storage temperatures of their materials throughout the entire logistics chain.

We operate six storage facilities in the USA and one facility in the Netherlands.

evo cloud connected shipping containers

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

Critical accounting policies and estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC and Note 1 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on form 10-Q.

Results of operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the related footnotes thereto.

Revenues

Total bioproduction tools and services revenue for three months ended March 31, 2023 and 2022 was comprised of the following:

	Three Months Ended
	March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Product revenue
Freezer and thaw	$12,381	$15,335	$(2,954)	(19)%
Cell processing	18,993	14,899	4,094	27%
Storage and storage services	219	154	65	42%
Service revenue
Storage and storage services	3,825	3,090	735	24%
Freezer and thaw	646	-	646	NM
Rental revenue
Storage and storage services	1,639	2,742	(1,103)	(40)%
Total revenue	$37,703	$36,220	$1,483	4%

Product revenue

Product revenue was $31.6 million for the three months ended March 31, 2023, representing an increase of $1.2 million, or 4%, compared with the same period in 2022. This increase is driven by continued adoption of our cell processing products by customers in the CGT market.

Product revenue from our freezer and thaw products decreased by $3.0 million, or 19%, in the three months ended March 31, 2023 compared with the same period in 2022. The decrease can be attributed to a decrease in sales of our ULT freezer line compared to the prior year.

Product revenue from our cell processing products increased by $4.1 million, or 27%, in the three months ended March 31, 2023 compared with the same period in 2022. The increase is driven by the continued adoption of our cell processing products by customers in the CGT market.

Product revenue from our storage and storage services increased by $65,000, or 42%, in the three months ended March 31, 2023, compared with the same periods in 2022.

Service revenue

Service revenue was $4.5 million for the three months ended March 31, 2023, representing an increase of $1.4 million, or 45%, compared with the same period in 2022. The increase relates primarily to the expansion of service revenues generated by SciSafe storage services.

Rental revenue

Rental revenue was $1.6 million for the three months ended March 31, 2023, representing a decrease of $1.1 million, or 40% compared with 2022. The decrease can be attributed to the runout of an agreement with a major customer for the storage of material inputs in the COVID-19 vaccine during the prior year.

Costs and operating expenses

Total costs and operating expenses for three months ended March 31, 2023 and 2022 were comprised of the following:

	Three Months Ended
	March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Cost of product, rental, and service revenue	$23,664	$24,446	$(782)	(3)%
General and administrative	14,842	11,530	3,312	29%
Sales and marketing	6,471	4,891	1,580	32%
Research and development	4,152	3,781	371	10%
Intangible asset amortization	1,459	2,863	(1,404)	(49)
Acquisition costs	-	11	(11)	(100)%
Change in fair value of contingent consideration	720	(3,335)	4,055	NM
Total operating expenses	$51,308	$44,187	$7,121	16%

Cost of product, rental, and service revenue

Cost of revenue decreased $782,000 for the three months ended March 31, 2023, or 3%, compared to the same period in 2022, due primarily to decreases in sales of our lower margin products within our freezer and thaw product line and increases in sales of our higher margin products within our cell processing product line.

Cost of revenue net of intangible amortization related to acquired technology was 65% and 71% as a percentage of revenue for the three months ended March 31, 2023 and 2022, respectively. This decrease in cost of revenue net of intangible amortization is a result of a favorable product mix in our media product line and a greater concentration of higher margin revenue as a percentage of total revenue, offset by increases in warranty costs and personnel expenses, including stock-based compensation expenses, compared to the prior year.

General and administrative expenses

General and administrative (“G&A”) expense consists primarily of personnel-related costs, non-cash stock-based expense for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance.

G&A expenses for the three months ended March 31, 2023 increased $3.3 million, or 29%, compared with the same period in 2022. The increase reflects increased headcount compared to the prior year, driving increases in personnel expenses from stock-based compensation. We additionally experienced increases in professional services fees compared to the prior year.

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

S&M expense for the three months ended March 31, 2023 increased $1.6 million, 32%, compared with the same period in 2022. The increase is primarily due to increased personnel expenses from stock-based compensation.

We expect S&M expense to increase, as we expand our direct selling efforts to support the expansion of our product line offerings.

Research and development expenses

Research and development (“R&D”) expense consists primarily of salaries and other personnel-related costs, non-cash stock-based compensation expense, consulting, and external product development services.

R&D expense for the three months ended March 31, 2023 increased $371,000, or 10%, compared with the same period in 2022. The increase is primarily due to increased personnel costs, including stock-based compensation expenses.

We expect our R&D expense to increase as we continue to expand, develop, and refine our product line offerings.

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

Change in fair value of contingent consideration

Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our SciSafe acquisition. The benefit recognized in the three months ended March 31, 2023 relates primarily to changes in BioLife’s share price, as certain contingent consideration arrangements are payable in BioLife’s shares.

Other income and expense

Total other income and expenses for the three months ended March 31, 2023 and 2022 were comprised of the following:

	Three Months Ended
	March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Interest expense, net	$(411)	$(184)	$(227)	123%
Other income	394	131	263	NM
Total other income, net	$(17)	$(53)	$36	(68)%

Interest expense, net. Interest expense incurred during the three months ended March 31, 2023 related primarily to the loan obtained in September 2022 and two loans that were assumed in the acquisition of Global Cooling. We also earn interest on cash held in our money market account. Increases in interest expenses during the three months ended March 31, 2023 can also be attributed to the increases in interest rates set by the United States Federal Reserve, causing the variable interest component on our 2022 term loan to be exposed to increasing interest rates.

Liquidity and capital resources

On March 31, 2023 and December 31, 2022, we had $56.9 million and $64.1 million in cash, cash equivalents, and available-for-sale securities, respectively. We additionally have the ability to borrow up to $30 million under our 2022 term loan 3. See Note 13: Long-term debt for additional details on borrowing requirements under 2022 term loan 3. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Cash flows

	Three Months Ended
	March 31,
(In thousands)	2023	2022	$ Change
Operating activities	$(2,712)	$(7,924)	$5,212
Investing activities	2,926	(2,270)	5,196
Financing activities	(562)	(181)	(381)
Net decrease in cash and cash equivalents	$(348)	$(10,375)	$10,027

Net cash used in operating activities

Net cash used by operating activities was $2.7 million during the three months ended March 31, 2023 compared to $7.9 million during the three months ended March 31, 2022. The decrease in cash used by operating activities was primarily the result of the timing of collection and disbursement of working capital related items in accounts receivable, inventories, and accounts payable.

Net cash provided by (used in) investing activities

Net cash provided by investing activities totaled $2.9 million during the three months ended March 31, 2023 compared to $2.3 million used in investing activities for the three months ended March 31, 2022. The increase in cash provided by investing activities was primarily driven by $14.9 million in maturities of our investments in available-for-sale marketable securities made throughout the year ended December 31, 2022. This was offset by $8.2 million in investments made in additional available-for-sale marketable securities in addition to $3.3 million of purchases of property, plant, and equipment for the buildout of freezer storage capacity and manufacturing equipment.

Net cash used in financing activities

Net cash used by financing activities totaled $562,000 during the three months ended March 31, 2023, compared to $181,000 during the three months ended March 31, 2022. The increase in cash used by financing activities was the result of increased payments on financed insurance premiums.

Off-balance sheet arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements.

Contractual obligations

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. Other than the contractual obligation listed below, there have been no significant changes to these obligations in the three months ended March 31, 2023.

Purchase obligations

Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of March 31, 2023, our total short-term obligations were $6.4 million.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. Our long-term debt primarily bears interest at a fixed rate, with a variable component subject to an interest rate ceiling. Fluctuations in interest rates therefore do not materially impact our consolidated financial statements from long-term debt. For additional information about our long-term debt, see Note 13 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Foreign currency exchange risk

For a discussion of market risks related to foreign currency exchange rates, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, there were no material changes or developments that would materially alter the market risk assessment of our exposures to foreign currency exchange rates performed as of December 31, 2022.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-Q were not effective, due to the material weaknesses in our internal controls over financial reporting. As previously reported, we identified material weaknesses in our internal controls over financial reporting as of December 31, 2022 with regard to (i) inappropriately designed entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements attributed to an insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, ineffective identification and assessment or risks impacting internal control over financial reporting, and ineffective monitoring controls; (ii) information system logical access within certain key financial systems; (iii) accounting policies and procedures and related controls over complex financial statement areas; (iv) accounting policies, procedures, and related controls over revenue recognition and procure to pay processes; (v) inadequate risk assessment procedures, or maintenance of effectively designed and implemented accounting policies, procedures, and related controls, over the recognition and measurement of indirect tax liabilities in the consolidated financial statements in accordance with the applicable financial reporting requirements.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation.

We are continuing to implement remediation plans outlined in our Annual Report on Form 10-K for the year ended December 31, 2022. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weaknesses. Management, with the oversight of the Audit Committee, will continue to take steps necessary to remedy the material weaknesses to reinforce the overall design and capability of our control environment.

PART II: Other information

Item 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which BioLife has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2022 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2022.

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

BIOLIFE SOLUTIONS, INC.

Date: May 11, 2023	/s/ Troy Wichterman
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