Form 10-Q
period 2023-06-30
BIOLIFE SOLUTIONS INC
filed 2023-08-09
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from          to
Commission File Number 001-36362
____________________________________________________
BioLife Solutions, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________________

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 1, 2023, 43,490,090 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BioLife Solutions, Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except per share and share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$21,400	$19,442
Restricted cash	31	31
Available-for-sale securities, current portion	24,858	43,260
Accounts receivable, trade, net of allowance for doubtful accounts of $1,265 and $739 as of June 30, 2023 and December 31, 2022, respectively	26,860	33,936
Inventories, net	39,177	34,904
Prepaid expenses and other current assets	7,985	6,879
Total current assets	120,311	138,452

Assets held for rent, net	9,417	9,064
Property and equipment, net	25,565	23,638
Operating lease right-of-use assets, net	14,935	15,292
Financing lease right-of-use assets, net	1,807	272
Long-term deposits and other assets	316	281
Available-for-sale securities, long-term	1,839	1,332
Equity investments	5,069	5,069
Intangible assets, net	29,177	32,088
Goodwill	224,741	224,741
Total assets	$433,177	$450,229

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,686	$15,367
Accrued expenses and other current liabilities	10,114	9,782
Sales taxes payable	4,989	4,151
Warranty liability	8,436	8,312
Lease liabilities, operating, current portion	2,915	2,860
Lease liabilities, financing, current portion	426	158
Debt, current portion	1,935	1,814
Contingent consideration, current portion	86	2,138
Total current liabilities	39,587	44,582

Contingent consideration, long-term	1,909	2,318
Lease liabilities, operating, long-term	14,388	14,962
Lease liabilities, financing, long-term	1,330	126
Debt, long-term	23,572	23,793
Deferred tax liabilities	263	250
Other long-term liabilities	-	10
Total liabilities	81,049	86,041

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 43,442,250 and 42,832,231 shares issued and outstanding, respectively, as of June 30, 2023 and December 31, 2022	43	43
Additional paid-in capital	623,412	611,739
Accumulated other comprehensive loss, net of taxes	(499)	(679)
Accumulated deficit	(270,828)	(246,915)
Total shareholders’ equity	352,128	364,188
Total liabilities and shareholders’ equity	$433,177	$450,229
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share and share data)	2023	2022	2023	2022

Product revenue	$33,037	$34,170	$64,630	$64,558
Service revenue	4,195	3,698	8,665	6,787
Rental revenue	2,276	2,665	3,915	5,407
Total product, rental, and service revenue	39,508	40,533	77,210	76,752
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	21,961	21,561	40,357	41,501
Cost of service revenue (exclusive of intangible assets amortization)	4,038	2,968	7,929	5,557
Cost of rental revenue (exclusive of intangible assets amortization)	1,697	1,665	3,073	3,582
General and administrative	15,402	11,652	30,241	23,182
Sales and marketing	6,318	5,415	12,789	10,306
Research and development	4,840	3,428	8,995	7,209
Intangible asset impairment charges	—	69,900	—	69,900
Intangible asset amortization	1,450	2,863	2,911	5,725
Acquisition costs	—	5	—	16
Change in fair value of contingent consideration	(918)	(2,361)	(198)	(5,695)
Total operating expenses	54,788	117,096	106,097	161,283
Operating loss	(15,280)	(76,563)	(28,887)	(84,531)

Other income (expense):
Gain on settlement of Global Cooling escrow	5,115	—	5,115	—
Interest expense	(419)	(32)	(829)	(216)
Other income (expense)	390	(22)	785	110
Total other income (expense), net	5,086	(54)	5,071	(106)

Loss before income tax (expense) benefit	(10,194)	(76,617)	(23,816)	(84,637)
Income tax (expense) benefit	(5)	3,739	(97)	4,338
Net loss	$(10,199)	$(72,878)	$(23,913)	$(80,299)

Net loss attributable to common shareholders:
Basic and Diluted	$(10,199)	$(72,878)	$(23,913)	$(80,299)
Net loss per share attributable to common shareholders:
Basic and Diluted	$(0.23)	$(1.72)	$(0.55)	$(1.90)
Weighted average shares used to compute loss per share attributable to common shareholders:
Basic and Diluted	43,441,219	42,460,189	43,235,558	42,238,355
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Net loss	$(10,199)	$(72,878)	$(23,913)	$(80,299)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	35	(422)	140	(578)
Unrealized gain (loss) on available-for-sale securities, net of tax	-	(40)	40	(40)

Comprehensive loss	$(10,164)	$(73,340)	$(23,733)	$(80,917)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30, 2023
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2022	-	$-	42,832,231	$43	$611,739	$(679)	$(246,915)	$364,188
Stock-based compensation	-	-	-	-	14,220	-	-	14,220
Stock option exercises	-	-	144,043	-	305	-	-	305
Stock issued – on vested RSAs	-	-	565,027	-	-	-	-	-
Contingent consideration shares issued	-	-	116,973	-	2,263	-	-	2,263
Settlement of Global Cooling escrow	-	-	(216,024)	-	(5,115)	-	-	(5,115)
Foreign currency translation	-	-	-	-	-	140	-	140
Unrealized gain on available-for-sale securities	-	-	-	-	-	40	-	40
Net loss	-	-	-	-	-	-	(23,913)	(23,913)
Balance, June 30, 2023	-	$-	43,442,250	$43	$623,412	$(499)	$(270,828)	$352,128

	Three Months Ended June 30, 2023
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2023	-	$-	43,289,969	$43	$619,227	$(534)	$(260,629)	$358,107
Stock-based compensation	-	-	-	-	6,856	-	-	6,856
Stock option exercises	-	-	63,105	-	181	-	-	181
Stock issued – on vested RSAs	-	-	188,227	-	-	-	-	-
Contingent consideration shares issued	-	-	116,973	-	2,263	-	-	2,263
Settlement of Global Cooling escrow	-	-	(216,024)	-	(5,115)	-	-	(5,115)
Foreign currency translation	-	-	-	-	-	35	-	35
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(10,199)	(10,199)
Balance, June 30, 2023	-	$-	43,442,250	$43	$623,412	$(499)	$(270,828)	$352,128

	Six Months Ended June 30, 2022
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2021	-	$-	41,817,503	$42	$585,397	$(282)	$(107,110)	$478,047
Fees incurred for registration filings	-	-	-	-	(76)	-	-	(76)
Stock-based compensation	-	-	-	-	11,372	-	-	11,372
Stock option exercises	-	-	154,504	-	301	-	-	301
Stock issued – on vested RSAs	-	-	500,597	1	-	-	-	1
Contingent consideration shares issued	-	-	64,130	-	816	-	-	816
Foreign currency translation	-	-	-	-	-	(578)	-	(578)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(40)	-	(40)
Net loss	-	-	-	-	-	-	(80,299)	(80,299)
Balance, June 30, 2022	-	$-	42,536,734	$43	$597,810	$(900)	$(187,409)	$409,544

	Three Months Ended June 30, 2022
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2022	-	$-	42,331,082	$42	$591,002	$(438)	$(114,531)	$476,075
Fees incurred for registration filings	-	-	-	-	(24)	-	-	(24)
Stock-based compensation	-	-	-	-	5,973	-	-	5,973
Stock option exercises	-	-	24,571	-	43	-	-	43
Stock issued – on vested RSAs	-	-	116,951	1	-	-	-	1
Contingent consideration shares issued	-	-	64,130	-	816	-	-	816
Foreign currency translation	-	-	-	-	-	(422)	-	(422)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(40)	-	(40)
Net loss	-	-	-	-	-	-	(72,878)	(72,878)
Balance, June 30, 2022	-	$-	42,536,734	$43	$597,810	$(900)	$(187,409)	$409,544
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net loss	$(23,913)	$(80,299)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of intangible assets	-	69,900
Settlement of Global Cooling escrow	(5,115)	-
Depreciation	3,724	3,257
Amortization of intangible assets	2,911	5,725
Amortization of loan costs	13	-
Stock-based compensation	14,220	11,372
Non-cash lease expense	28	1,308
Deferred income tax expense (benefit)	13	(4,338)
Change in fair value of contingent consideration	(198)	(5,695)
Amortization of investments	(740)	-
Loss on disposal of property and equipment, net	215	35
Loss (gain) on disposal of assets held for rent, net	336	(264)
Other	(53)	200

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	7,091	(8,128)
Inventories	(4,273)	(4,990)
Prepaid expenses and other assets	(1,183)	(2,411)
Accounts payable	(4,681)	(3,402)
Accrued expenses and other current liabilities	110	(1,033)
Warranty liability	124	(676)
Sales taxes payable	918	1,598
Other	23	-
Net cash used in operating activities	(10,430)	(17,841)

Cash flows from investing activities
Purchases of available-for-sale securities	(15,728)	(23,075)
Proceeds from sale of available-for-sale securities	1,852	-
Maturities of available-for-sale securities	32,550	-
Purchases of assets held for rent	(2,552)	(774)
Purchases of property and equipment	(3,904)	(3,491)
Net cash provided by (used in) investing activities	12,218	(27,340)

Cash flows from financing activities
Payments on equipment loans	(256)	(247)
Proceeds from exercise of common stock options	306	301
Fees incurred for registration filings	-	(76)
Payments on financed insurance premium	108	(458)
Other	(16)	10

Net cash used in financing activities	142	(470)

Net decrease in cash, cash equivalents, and restricted cash	1,930	(45,651)
Cash, cash equivalents, and restricted cash – beginning of period	19,473	69,870
Effects of currency translation on cash, cash equivalents, and restricted cash	28	(190)
Cash, cash equivalents, and restricted cash – end of period	$21,431	$24,029
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$830	$102
Equipment acquired under operating leases	$880	$243
Unrealized gains and losses on available-for-sale securities	$(37)	$-
Cashless issuance of SciSafe earnout shares	$2,263	$816
Cash interest paid	$935	$121
Settlement of Global Cooling escrow	$(5,115)	$-
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
Significant estimates and assumptions by management affect the Company’s net realizable value of inventory, sales tax liabilities, valuation of market based stock awards, valuations and purchase price allocations related to investments, fair value of marketable debt securities, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, stock-based compensation, contingent consideration from business combinations, and provision for income taxes.
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
Significant accounting policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2023, as compared to the significant accounting policies described in our Annual Report.
Liquidity and capital resources
On June 30, 2023 and December 31, 2022, we had $48.1 million and $64.1 million in cash, cash equivalents, and available-for-sale securities, respectively. We have the ability to borrow up to $10 million under our 2022 term loan 3. See Note 13: Long-term debt for additional details on borrowing requirements under our 2022 term loan 3. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.
Risks and uncertainties
Supply chain considerations
Our domestic and international supply chain operations had been affected by the global pandemic of the coronavirus (“COVID-19”) and the resulting volatility and uncertainty it caused in the U.S. and international markets. The onset of the COVID-19 pandemic caused supply chains globally to become constrained, and these constraints historically impacted our business through both increased difficulty in obtaining semiconductor chips and increased pricing on available parts. However, as of the six months ended June 30, 2023, both availability and pricing of semiconductor chips have improved and no longer pose constraints on our supply chain. We currently have sufficient supply for electrical component parts within our operations and do not foresee constraints to return over our supply chain.
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

	Accounts Receivable		Revenue
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Customer A	*	15%	*	*	*	*
Customer B	*	*	17%	20%	15%	20%
Customer C	*	11%	*	*	*	*
Customer D	11%	*	*	*	*	*
*less than 10%
Revenue from foreign customers is denominated in United States dollars or euros.
The following table represents the Company’s products representing more than 10% of the Company’s total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Product revenue concentration	2023	2022	2023	2022
CryoStor	41%	32%	42%	33%
780XLE Freezer	20%	25%	17%	23%
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by customers’ geographic locations	2023	2022	2023	2022
United States	83%	75%	81%	77%
Europe, Middle East, Africa (EMEA)	13%	17%	16%	17%
Canada	—%	5%	—%	3%
Other	4%	3%	3%	3%
Total revenue	100%	100%	100%	100%
In the three months ended June 30, 2023, no supplier accounted for more than 10% of purchases. In the six months ended June 30, 2023, one supplier accounted for 11% of purchases. In the three and six months ended June 30, 2022, no suppliers accounted for more than 10% of purchases.
As of June 30, 2023, no suppliers accounted for more than 10% of our accounts payable. As of December 31, 2022, one supplier accounted for 23% of our accounts payable.
Recent accounting pronouncements
As of January 1, 2023, we adopted the ASC 2016-13, Measurement of Credit Losses on Financial Instruments, which later was codified as ASC 326 (CECL). In addition to the adoption of ASC 326, the Company adopted the accompanying ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. Both standards mark a significant change requiring the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. ASU 2022-02 specifically eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancings and restructurings in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASC 326 is intended to improve financial reporting by corporations by requiring earlier recognition of credit losses on loans from corporations, held-to-maturity (HTM) securities, and certain other financial assets. ASC 326 also amended the impairment guidance for available-for-sale (AFS) debt securities in that it eliminated the Other Than Temporary Impairment (OTTI) impairment model. Under Subtopic ASC 326-30, Financial Instruments—Credit Losses—Available-for-Sale Debt Securities, changes in expected cash flows due to credit on AFS debt securities will be recorded through an allowance, rather than permanent write-downs for negative changes and prospective yield adjustments for positive changes, as required by the current OTTI model. ASC 326 replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. For the period ended June 30, 2023, the adoption of ASC 326 did not result in a material effect on the Company’s Unaudited Condensed Consolidated financial statements.
2.    Correction of immaterial errors
As reported in our Annual Report as of and for the fiscal year ended December 31, 2022, we determined that an error existed in our previously issued consolidated financial statements. Specifically, we identified we had established nexus in several jurisdictions beginning in the year ended December 31, 2019 in which we were not collecting and remitting sales taxes appropriately. The error was evaluated and recorded as of each period impacted by the error under the SEC guidance on evaluating the materiality of prior period misstatements to the Company’s financial statements. We evaluated the error and concluded that it was not material to any previously issued consolidated financial statements and accompanying Unaudited Condensed Consolidated financial statements. Although the error was not material to any period, we corrected the accompanying historical Unaudited Condensed Consolidated financial statements for each period impacted. The corrections to the quarter ended June 30, 2022 are presented below to reflect the sales tax liability and associated expenses owed within the period for comparative purposes.
The effect of the adjustments to our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2022 was as follows:

	June 30, 2022
(In thousands)	As reported	Adjustment	As corrected
Prepaid expenses and other current assets	$6,890	$302	$7,192
Total current assets	118,057	302	118,359
Total assets	470,379	302	470,681
Accrued expenses and other current liabilities	7,187	(423)	6,764
Sales taxes payable	-	3,494	3,494
Total current liabilities	33,298	3,071	36,369
Total liabilities	58,066	3,071	61,137
Accumulated deficit	(184,640)	(2,769)	(187,409)
Total shareholders’ equity	412,313	(2,769)	409,544
Total liabilities and shareholders’ equity	470,379	302	470,681

The effect of the adjustments to our Unaudited Condensed Consolidated Statements of Operations for the quarter ended June 30, 2022 was as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In thousands, except per share and share data)	As reported	Adjustment	As corrected	As reported	Adjustment	As corrected
General and administrative	$11,351	$301	$11,652	$22,546	$636	$23,182
Total operating expenses	116,795	301	117,096	160,647	636	161,283
Operating loss	(76,262)	(301)	(76,563)	(83,895)	(636)	(84,531)
Interest expense	(9)	(23)	(32)	(173)	(43)	(216)
Total other expense, net	(31)	(23)	(54)	(63)	(43)	(106)
Loss before income tax benefit	(76,293)	(324)	(76,617)	(83,958)	(679)	(84,637)
Net loss	(72,554)	(324)	(72,878)	(79,620)	(679)	(80,299)
Net loss per basic and diluted share	(1.71)	(0.01)	(1.72)	(1.89)	(0.01)	(1.90)
The effect of the adjustments to our Unaudited Condensed Consolidated Statements of Cash flows for the quarter ended June 30, 2022 was as follows:

	Six Months Ended June 30, 2022
(In thousands)	As reported	Adjustment	As corrected
Net loss	$(79,620)	$(679)	$(80,299)
Prepaid expenses and other current assets	(1,492)	(919)	(2,411)
Sales taxes payable	-	1,598	1,598
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
The fair value of the SciSafe Contingent Consideration Liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 4.5%, a risk-free rate of approximately 0.20%, asset volatility of 60%, and revenue volatility of 15%. Significant changes in any of those inputs in isolation would result in a significant change in the fair value measurement of the liability. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. At the acquisition date, the contingent consideration was determined to have a fair value of $3.7 million. Subsequent to the acquisition date, the Contingent Consideration Liability was re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the Contingent Consideration Liability as of June 30, 2023, the Company used a discount rate of 13.0%, a risk-free rate of approximately 4.1%, asset volatility of 71%, and revenue volatility of 34%. This Contingent Consideration Liability is included in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 in the amounts of $1.9 million and $4.3 million, respectively. The changes in fair value of contingent consideration associated with this liability are included within the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. These changes in fair value of contingent consideration associated with this liability are included within the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. These changes were $0.9 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and $2.4 million and $5.7 million for the three and six months ended June 30, 2022, respectively. As of the year ended December 31, 2022, the second hurdle associated with this liability was satisfied and 116,973 shares were issued as payment during the six months ended June 30, 2023.
There were no remeasurements to fair value during the three and six months ended June 30, 2023 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, based on the three-tier fair value hierarchy:
(In thousands)

As of June 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$15,788	$-	$-	$15,788
Available-for-sale securities:
U.S. government securities	5,909	-	-	5,909
Corporate debt securities	-	18,338	-	18,338
Other debt securities	-	2,450	-	2,450
Total	$21,697	$20,788	$-	$42,485
Liabilities:
Contingent consideration - business combinations	-	-	1,995	1,995
Debt	-	25,507	-	25,507
Total	$-	$25,507	$1,995	$27,502

As of December 31, 2022
Assets:
Cash equivalents:
Money market accounts	$11,416	$-	$-	$11,416
Available-for-sale securities:
U.S. government securities	15,051	-	-	15,051
Corporate debt securities	-	26,047	-	26,047
Other debt securities	-	3,494	-	3,494
Total	$26,467	$29,541	$-	$56,008
Liabilities:
Contingent consideration - business combinations	-	-	4,456	4,456
Debt	-	25,607	-	25,607
Total	$-	$25,607	$4,456	$30,063
There have been no transfers of assets or liabilities between the fair value measurement levels.
The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Six Months Ended June 30,
(In thousands)	2023	2022
Beginning balance as of December 31, 2022 and 2021	$4,456	$10,027
Change in fair value recognized in net loss	(198)	(3,335)
Payment of contingent consideration earned	(2,263)	—
Ending balance	$1,995	$6,692

4.    Investments
Available-for-sale securities
The Company’s portfolio of available-for-sale marketable securities consists of the following:

	June 30, 2023
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$5,911	$1	$3	$5,909
Corporate debt securities	18,346	1	9	18,338
Other debt securities	611	-	-	611
Total short-term	24,868	2	12	24,858

Available-for-sale securities, long-term
Other debt securities	1,839	5	5	1,839
Total marketable securities	$26,707	$7	$17	$26,697

	December 31, 2022
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$15,087	$1	$37	$15,051
Corporate debt securities	26,057	6	16	26,047
Other debt securities	2,169	-	7	2,162
Total short-term	43,313	7	60	43,260

Available-for-sale securities, long-term
Other debt securities	1,329	3	-	1,332
Total marketable securities	$44,642	$10	$60	$44,592

	June 30, 2023
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,868	$24,858
Due after one year through five years	1,839	1,839
Total	$26,707	$26,697
Equity investments
The Company periodically invests in non-marketable equity securities of private companies without a readily determinable fair value to promote business and strategic objectives. The securities are carried at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar transactions of the same issuer. These securities included Series A-1 and A-2 Preferred Stock in iVexSol, Inc. carried at $4.1 million for both the periods ending June 30, 2023 and December 31, 2022, respectively, and Series E Preferred Stock in PanTHERA CryoSolutions, Inc. carried at $995,000 as of June 30, 2023 and December 31, 2022.

5.    Inventories
Inventories consists of the following as of June 30, 2023 and December 31, 2022:

(In thousands)	2023	2022
Raw materials	$23,012	$20,950
Work in progress	7,095	5,680
Finished goods	12,038	8,726
Total inventories	42,145	35,356
Less: Inventory reserve	(2,968)	(452)
Inventories, net	$39,177	$34,904
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
The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(In thousands)	2023	2022
Weighted average discount rate - operating leases	4.3%	4.2%
Weighted average discount rate - finance leases	8.3%	6.1%
Weighted average remaining lease term in years - operating leases	6.7	7.2
Weighted average remaining lease term in years - finance leases	4.5	2.0
The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Operating lease costs	$898	$929	$1,795	$1,836
Short-term lease costs	448	519	850	986
Total operating lease costs	1,346	1,448	2,645	2,822

Variable lease costs	345	254	604	559
Total lease costs	$1,691	$1,702	$3,249	$3,381

Maturities of our lease liabilities as of June 30, 2023 are as follows:

(In thousands)	Operating Leases	Financing Leases
2023 (6 months remaining)	$1,768	$275
2024	3,405	487
2025	2,960	424
2026	2,534	389
2027	2,280	387
Thereafter	6,938	134
Total lease payments	19,885	2,096
Less: interest	(2,582)	(340)
Total present value of lease liabilities	$17,303	$1,756
7.    Assets held for rent
Assets held for rent consist of the following as of June 30, 2023 and December 31, 2022:

(In thousands)	2023	2022
Shippers placed in service	$9,550	$7,671
Fixed assets held for rent	4,686	4,686
Accumulated depreciation	(6,171)	(4,952)
Subtotal	8,065	7,405
Shippers and related components in production	1,352	1,659
Total	$9,417	$9,064
Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $1.0 million and $1.9 million in depreciation expense related to assets held for rent during the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.8 million during the three and six months ended June 30, 2022, respectively.
8.    Property and equipment
Property and equipment consist of the following as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Property and equipment
Leasehold improvements	$7,079	$5,249
Furniture and computer equipment	1,839	1,908
Manufacturing and other equipment	22,894	20,557
Construction in-progress	4,235	5,095
Subtotal	36,047	32,809
Less: Accumulated depreciation	(10,482)	(9,171)
Property and equipment, net	$25,565	$23,638
Depreciation expense for property and equipment was $1.0 million and $1.9 million for the three and six months ended June 30, 2023, respectively, and $0.7 million and $1.5 million during the three and six months ended June 30, 2022, respectively.

9.    Goodwill and intangible assets
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350.
Intangible assets
Intangible assets, net consisted of the following as of June 30, 2023 and December 31, 2022:

(In thousands, except weighted average useful life)	June 30, 2023
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$10,496	$(4,098)	$6,398	8.3
Tradenames	11,328	(2,386)	8,942	11.3
Technology - acquired	23,802	(10,171)	13,631	5.3
Non-compete agreements	750	(544)	206	1.3
Total intangible assets	$46,376	$(17,199)	$29,177	7.8

(In thousands, except weighted average useful life)	December 31, 2022
Intangible assets:	Gross Carrying Value(1)	Accumulated Amortization(1)	Net Carrying Value	Weighted Average Useful Life (in years)(1)
Customer relationships	$10,496	$(3,328)	$7,168	8.8
Tradenames	11,328	(1,794)	9,534	11.8
Technology - acquired	23,802	(8,705)	15,097	5.3
Non-compete agreements	750	(461)	289	1.8
Total intangible assets	$46,376	$(14,288)	$32,088	8.0
(1) Both the Gross Carrying Value and Accumulated Amortization balances as of December 31, 2022 contain immaterial adjustments to reflect impairments taken during the year ended December 31, 2022 on each of the intangible asset classes presented here. Each intangible asset class was adjusted as follows: Customer relationships: $0.8 million; Tradenames: $2.4 million, Technology - acquired: $4.1 million, Non-compete agreements: $0.4 million. The Weighted Average Useful Life was additionally adjusted to reflect the updated balances subsequent to the impairment charges.
Amortization expense for definite-lived intangible assets was $1.5 million and $2.9 million for the three and six months ended June 30, 2023, respectively and $2.9 million and $5.7 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the Company expects to record the following amortization expense for definite-lived intangible assets:

(In thousands)	Amortization Expense
For the Years Ending December 31,
2023 (6 months remaining)	$2,520
2024	4,607
2025	4,435
2026	4,137
2027	3,383
Thereafter	10,095
Total	$29,177
10.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Accrued compensation	$5,150	$5,080
Accrued expenses	3,673	3,128
Deferred revenue, current	385	548
Accrued taxes	906	975
Other	-	51
Total accrued expenses and other current liabilities	$10,114	$9,782
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
A rollforward of our warranty liability is as follows:

	Six Months Ended June 30,
(In thousands)	2023	2022
Beginning balance as of December 31, 2022 and 2021	$8,312	$9,398
Provision for warranties(1)	2,160	1,991
Settlements of warranty claims(1)	(2,036)	(2,667)
Ending Balance	$8,436	$8,722
(1)Both the Provision for warranties and Settlements of warranty claims balances during the six months ended June 30, 2022 include immaterial reclassifications of $0.5 million to reflect changes in warranty utilization on pre-existing claims.

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
Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2023 and December 31, 2022.
Non-income related taxes
Companies are required to collect and remit sales tax from certain customers if the company is determined to have nexus in a particular state. Upon the determination of nexus, which varies by state, companies are additionally required to maintain detailed record of specific product and customer information within each jurisdiction in which it has established nexus to appropriately determine their sales tax liability, requiring technical knowledge of each jurisdiction’s tax case law. During the year ended December 31, 2022, the Company determined that a sales tax liability related to the periods of 2019 through 2022 was probable and determined an estimated liability. The estimated liability was approximately $4.8 million and $3.7 million as of June 30, 2023 and December 31, 2022, respectively. Outside of the analysis performed to determine the sales tax liability related to the periods of 2019 through 2022, we assessed approximately $266,000 and $306,000 of sales tax obligations generated during the normal course of business as of June 30, 2023 and December 31, 2022, respectively. Due to the variety of jurisdictions in which this estimated liability relates to and our ongoing assessment of sales taxes owed, we cannot predict when final liabilities will be satisfied. We will reevaluate the estimated liability and timing of satisfaction each reporting period.
Settlement of Global Cooling escrow
On May 3, 2021, the Company acquired Global Cooling Inc. Within the the merger agreement, 6,646,870 newly issued shares of common stock were provided with the requirement that the GCI Merger Consideration otherwise payable to GCI Stockholders were subject to reduction for indemnification obligations. Approximately 9% of the GCI Merger Consideration (the "Escrow Shares") otherwise issuable to the GCI Stockholders were deposited into a segregated escrow account in accordance with an escrow entered into in connection with the GCI Escrow Agreement. Of the segregated shares, 5% were considered General Escrow Shares. These shares were eligible to be held for a period of up to 18 months after the closing of the GCI acquisition as the sole and exclusive source of payment for any post-GCI Closing indemnification claims.
On September 28, 2022, BioLife asserted an Indemnification Claim to the Seller Representatives. As of December 31, 2022 and March 31, 2023, the outcome of the claim was uncertain.

On June 5, 2023, a settlement agreement was signed granting BioLife rights to 65% of the General Escrow Shares, totaling 216,024 shares. The shares were returned to BioLife and subsequently cancelled. As a result of the settlement, the Company recorded a $5.1 million gain recognizing the return of the shares.
13.    Long-term debt
2022 term loan 3
On September 20, 2022, the Company and certain of its subsidiaries entered into a term loan agreement, which provided for up to $50 million in aggregate principal to be drawn. The term loan matures on June 1, 2026. The agreement provided for borrowings of up to $30 million upon closing and options to borrow up to $10 million between closing and June 30, 2023, up to $10 million upon the achievement of certain revenue milestones, and an additional $10 million at the discretion of the lender. The Company borrowed $20 million upon closing. As of June 30, 2023, the Company had not drawn additional funding nor had it met the revenue milestones outlined within the term loan agreement. The Company has until December 31, 2023 to draw and additional $10 million, subject to approval from the lender. Payments on the borrowing are interest-only through June 2024, with additional criteria allowing for interest-only payments to continue through June 2025. Tranches borrowed under the term loan agreement bear interest at the Wall Street Journal prime rate plus 0.5%. The interest rate is subject to a ceiling that restricts the interest rate for each tranche from exceeding 1.0% above the overall rate applicable to each tranche at their respective funding dates. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants. As of the date of this filing, the Company is in compliance with the covenants set forth in the 2022 term loan 3 agreement. In the event that borrowings under 2022 term loan 3 exceed $20 million, the Company will become subject to financial covenants.
Long-term debt consisted of the following as of June 30, 2023 and December 31, 2022:

(In thousands)	Maturity Date	Interest Rate	June 30, 2023	December 31, 2022
2022 term loan 2	Various	4.0%	2,896	2,896
2022 term loan 3	Jun-26	7.0%	20,000	20,000
Insurance premium financing	Apr-24	8.0%	1,184	1,074
Freezer equipment loan	Dec-25	5.7%	393	466
Manufacturing equipment loans	Oct-25	5.7%	218	266
Freezer installation loan	Various	6.3%	944	1,078
Other loans	Various	Various	4	6
Total debt, excluding unamortized debt issuance costs			25,639	25,786
Less: unamortized debt issuance costs			(132)	(179)
Total debt			25,507	25,607
Less: current portion			(1,935)	(1,814)
Total long-term debt			$23,572	$23,793
2022 term loan 3 is secured by substantially all assets of BioLife, SAVSU, CBS, SciSafe, Global Cooling and Sexton, other than intellectual property. 2022 term loan 2 is secured by substantially all assets of Global Cooling and is effectively subordinated to the security interest established by the lenders of 2022 term loan 3. Equipment loans are secured by the financed equipment.

As of June 30, 2023, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2023 (6 months remaining)	$1,217
2024	5,965
2025	10,511
2026	5,218
2027	2,596
Thereafter	-
Total debt	25,507
14.    Revenue
To determine revenue recognition for contractual arrangements that we determine are within the scope of FASB Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. As of June 30, 2023 and December 31, 2022, our deferred revenue balance totaled $0.4 million and $0.6 million, respectively. During the three and six months ended June 30, 2023, the Company recognized approximately $0.3 million of revenue that was included in the deferred revenue balance at the beginning of the year.
The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of cell processing tools, freezers, thawing devices, and cold chain products. We recognize product revenue, including shipping and handling charges billed to customers, at a point in time when we transfer control of our products to our customers, which is upon shipment for substantially all transactions. Shipping and handling costs are classified as part of cost of product revenue in the Condensed Consolidated Statements of Operations. Service revenue is generated from the storage of biological and pharmaceutical materials. We recognize service revenue over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC Topic 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the three and six months ended June 30, 2023.
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
Total bioproduction tools and services revenue for the three and six months ended June 30, 2023 and 2022 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	2023	2022
Product revenue
Freezer and thaw	$13,849	$18,670	$26,230	$34,005
Cell processing	18,673	15,356	37,666	30,254
Storage and storage services	515	144	734	299
Service revenue
Storage and storage services	4,155	3,698	7,980	6,787
Freezer and thaw	40	-	685	-
Rental revenue
Storage and storage services	2,276	2,665	3,915	5,407
Total revenue	$39,508	$40,533	$77,210	$76,752
The following table includes estimated rental revenue expected to be recognized in the future related to embedded leases as well as estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting periods. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The estimated revenue in the following table does not include contracts with the original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of June 30, 2023.

The balances in the table below are partially based on judgments involved in estimating future orders from customers pursuant to their respective contracts:

(In thousands)	2023 (6 months remaining)	2024	Total
Rental revenue	$1,800	$900	$2,700
Service revenue	$133	$10	$143
15.    Stock-based compensation
Service vesting-based stock options
The following is a summary of service vesting-based stock option activity for the June 30, 2023, and the status of service vesting-based stock options outstanding as of June 30, 2023:

	Six Months Ended June 30, 2023
	Options	Wtd. Avg. Exercise Price
Outstanding as of beginning of year	456,293	$2.17
Exercised	(144,043)	2.13
Outstanding as of June 30, 2023	312,250	$2.18

Stock options exercisable as of June 30, 2023	312,250	$2.18
As of June 30, 2023, there was $6.2 million of aggregate intrinsic value of outstanding and exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised was $1.2 million and $2.8 million during the three and six months ended June 30, 2023, respectively. There were no service based-vesting options granted during the three and six months ended June 30, 2023 . The weighted average remaining contractual life of service vesting-based options outstanding and exercisable as of June 30, 2023 is 2.6 years. There were no unrecognized compensation costs for service vesting-based stock options as of June 30, 2023.

Restricted stock
Service vesting-based restricted stock
The following is a summary of service vesting-based restricted stock activity for the three and six months ended June 30, 2023, and the status of unvested service vesting-based restricted stock outstanding as of June 30, 2023:

	Six Months Ended June 30, 2023
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	1,879,215	$28.94
Granted	509,629	18.13
Vested	(534,411)	26.42
Forfeited	(115,038)	28.73
Non-vested as of June 30, 2023	1,739,395	$26.56
The aggregate fair value of the service vesting-based awards granted was $1.9 million and $9.2 million during the three and six months ended June 30, 2023, respectively. The aggregate fair value of the service vesting-based awards that vested was $3.9 million and $11.2 million during the three and six months ended June 30, 2023, respectively.
We recognized stock compensation expense related to service vesting-based awards of $5.0 million and $11.0 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, there was $41.8 million in unrecognized compensation costs related to service vesting-based awards. We expect to recognize those costs over 2.5 years.
Market-based restricted stock
The following is a summary of market-based restricted stock activity under our stock option plan for the three and six months ended June 30, 2023 and the status of market-based restricted stock outstanding as of June 30, 2023:

	Six Months Ended June 30, 2023
	Shares	Wtd. Avg. Grant
Outstanding as of beginning of year	271,044	$30.64
Granted	268,738	24.23
Vested	(30,616)	51.65
Non-vested as of June 30, 2023	509,166	$26.00
On February 8, 2021, the Company granted 30,616 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. On March 31, 2023, the Company’s Compensation Committee determined the TSR attainment was 100% of the targeted shares and 30,616 shares were granted and immediately vested to the executives of the Company based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined at the grant date using a Monte Carlo simulation with the following assumptions: a historical volatility of 68%, 0% dividend yield and a risk-free interest rate of 0.1%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $1.3 million was being expensed on a straight-line basis over the grant date to the vesting date of December 31, 2022.
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
We recognized stock compensation expense of $1.6 million and $3.2 million related to market-based restricted stock awards for the three and six months ended June 30, 2023, respectively, and $1.2 million and $1.8 million during the three and six months ended June 30, 2022. As of June 30, 2023, there was $6.6 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1.3 years.
The aggregate fair value of the market-based awards granted was zero and $6.5 million during the three and six months ended June 30, 2023, respectively, and zero and $6.7 million during the three and six months ended June 30, 2022, respectively. The aggregate fair value of the market-based awards that vested was zero and $0.7 million during the three and six months ended June 30, 2023, respectively, and zero and $5.0 million during the three and six months ended June 30, 2022, respectively.
Total stock compensation expense
We recorded total stock compensation expense for the three and six months ended June 30, 2023 and 2022, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Cost of revenue	$1,212	$802	$2,844	$1,809
General and administrative costs	3,555	3,719	6,848	6,729
Sales and marketing costs	1,082	738	2,338	1,443
Research and development costs	1,007	714	2,190	1,391
Total	$6,856	$5,973	$14,220	$11,372

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
The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. The income tax expense of $0.1 million for the six months ended June 30, 2023 resulted in an effective income tax rate of negative 0.4%. Included in the $0.1 million was a discrete tax expense of $0.4 million related to stock compensation shortfall tax expenses, which were offset by a change in the valuation allowance.
The Company’s US projected effective income tax rate without discrete items was negative 0.4%, which is lower than the US federal statutory rate of 21% primarily due to the increase in the valuation allowance on US deferred tax assets and non-deductible executive compensation offset by a non-taxable gain, state tax benefits, and research tax credits.
Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. In determining the need for a valuation allowance, the Company’s management evaluates both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. After reviewing the evidence available, the Company’s management believes there is uncertainty regarding the future realizability of the U.S. net operating loss carryforward and is projecting a full valuation allowance of $44.1 million by year end. If operating results improve and projections indicate future utilization of the tax attributes, all or a portion of the valuation allowance would be released, resulting in a corresponding non-cash income tax benefit.
17.    Net loss per common share
The Company considers its unvested restricted shares, which contain non-forfeitable rights to dividends, participating securities, and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method, whichever is more dilutive. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect.
The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and earnings per share data)	2023	2022	2023	2022
Basic earnings (loss) per common share
Numerator:
Net loss	$(10,199)	$(72,878)	$(23,913)	$(80,299)
Net loss allocated to common shareholders	(10,199)	(72,878)	(23,913)	(80,299)

Denominator:
Weighted-average common shares issued and outstanding	43,441,219	42,460,189	43,235,558	42,238,355
Basic loss per common share	$(0.23)	$(1.72)	$(0.55)	$(1.90)

The following table sets forth the number of weighted-average common shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options and restricted stock awards	3,027,060	1,942,812	3,202,537	2,767,841
Total	3,027,060	1,942,812	3,202,537	2,767,841
18.    Employee benefit plan
The Company sponsors 401(k) defined contribution plans for its employees. These plans provide for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to these plans, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $0.3 million and $0.6 million in contributions to the plan for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively.
19.    Subsequent events
The Company has evaluated events subsequent to June 30, 2023 through the date of this filing to assess the need for potential recognition or disclosure. Subsequent to the end of the second quarter 2023, after considering other strategic alternatives, management and the board of directors began actively seeking to divest the Global Cooling and CBS freezer product lines. Other than the event outlined here, based upon this evaluation, it was determined that no other subsequent events occurred that require recognition or disclosure in the Consolidated Financial Statements.

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
Our current portfolio of bioproduction tools and services are comprised of three revenue lines that contain seven main offerings: (i) cell processing (including biopreservation media for the preservation of cells and tissues, human platelet lysate media for the supplementation of cell expansion, cryogenic vials and automated fill machines that provide high-

quality, efficient, and precise mixes of solutions), (ii) freezers and thaw systems (including a full line of mechanical ultra-low temperature (“ULT”), isothermal, and liquid nitrogen freezers and accessories, automated thaw devices which provide controlled, consistent thawing of frozen biologics in vials and cryobags), and (iii) storage and storage services (including biological and pharmaceutical storage services, and “smart”, cloud connected devices for transporting biologic payloads).
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
Our products
Our bioproduction tools and services are comprised of three revenue lines that contain seven main offerings:
•Cell processing
◦Biopreservation media
◦Human platelet lysate media (“hPL”), cryogenic vials, and automated cell-processing fill machines
•Freezers and thaw systems
◦Ultra-low temperature freezers
◦Cryogenic freezers and accessories
◦Automated thawing devices
•Storage and storage services
◦Biological and pharmaceutical material storage
◦Cloud connected “smart” shipping containers
Biopreservation media
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
Our scientific research activities over the last 30+ years enabled a detailed understanding of the molecular basis for the hypothermic and cryogenic (low-temperature induced) damage/destruction of cells through apoptosis and necrosis. This research led directly to the development of our HypoThermosol FRS and CryoStor technologies. Our proprietary biopreservation media products are specifically formulated to:
•Minimize cell and tissue swelling
•Reduce free radical levels upon formation
•Maintain appropriate low temperature ionic balances

•Provide regenerative, high energy substrates to stimulate recovery upon warming
•Avoid the creation of an acidic state (acidosis)
•Inhibit the onset of apoptosis and necrosis
A key feature of our biopreservation media products is their “fully-defined” profile. All of our cGMP products are serum-free, protein-free and are formulated and filled using aseptic processing. We strive to use USP/Multicompendial grade or the highest quality available synthetic components. All of these features benefit prospective customers by facilitating the qualification process required to incorporate our products into their regulatory filings.
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
Revenues
Total bioproduction tools and services revenue for three and six months ended June 30, 2023 and 2022 was comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Product revenue
Freezer and thaw	$13,849	$18,670	$(4,821)	(26)%	$26,230	$34,005	$(7,775)	(23)%
Cell processing	18,673	15,356	$3,317	22%	37,666	30,254	$7,412	24%
Storage and storage services	515	144	$371	258%	734	299	$435	145%
Service revenue
Storage and storage services	4,155	3,698	$457	12%	7,980	6,787	$1,193	18%
Freezer and thaw	40	-	$40	NM	685	-	$685	NM
Rental revenue
Storage and storage services	2,276	2,665	$(389)	(15)%	3,915	5,407	$(1,492)	(28)%
Total revenue	$39,508	$40,533	$(1,025)	(3)%	$77,210	$76,752	$458	1%
Product revenue
Product revenue was $33.0 million for the three months ended June 30, 2023, representing a decrease of $1.1 million, or 3%, compared with the same period in 2022, and was $64.6 million for the six months ended June 30, 2023, representing an increase of $0.1 million, or 0.1%, compared with the same period in 2022. The decrease for the three months ended June 30, 2023 is primarily driven by decreases in sales within our ULT freezer and thaw product line compared to the same period in 2022, while the increase for the six months ended June 30, 2023 can be attributed to continued strength in the adoption of our cell processing products by customers within the CGT market.
Product revenue from our freezer and thaw products decreased by $4.8 million and $7.8 million, or 26% and 23%, in the three and six months ended June 30, 2023, respectively, compared with the same period in 2022. The decrease can be attributed to a decrease in sales of our ULT freezer line compared to the prior year.
Product revenue from our cell processing products increased by $3.3 million and $7.4 million, or 22% and 24%, in the three and six months ended June 30, 2023, respectively, compared with the same period in 2022. The increase is driven by the continued adoption of our cell processing products by customers in the CGT market.
Product revenue from our storage and storage services increased by $0.4 million and $0.4 million, or 258% and 145%, in the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022.
Service revenue
Service revenue was $4.2 million and $8.7 million for the three and six months ended June 30, 2023, respectively, representing an increase of $0.5 million and $1.9 million, or 13% and 28%, compared with the same period in 2022. The increase relates primarily to the expansion of service revenues generated by SciSafe storage services.

Rental revenue
Rental revenue was $2.3 million and $3.9 million for the three and six months ended June 30, 2023, respectively, representing a decrease of $0.4 million and $1.5 million, or 15% and 28%, compared with 2022. The decrease can be attributed to the runout of an agreement with a major customer for the storage of material inputs in the COVID-19 vaccine during the prior year.
Costs and operating expenses
Total costs and operating expenses for three and six months ended June 30, 2023 and 2022 were comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of product, rental, and service revenue	$27,696	$26,194	$1,502	6%	$51,359	$50,640	$719	1%
General and administrative	15,402	11,652	$3,750	32%	30,241	23,182	$7,059	30%
Sales and marketing	6,318	5,415	$903	17%	12,789	10,306	$2,483	24%
Research and development	4,840	3,428	$1,412	41%	8,995	7,209	$1,786	25%
Intangible asset impairment charges	—	69,900	$(69,900)	(100)%	—	69,900	$(69,900)	(100)%
Intangible asset amortization	1,450	2,863	$(1,413)	(49)%	2,911	5,725	$(2,814)	(49)%
Acquisition costs	—	5	$(5)	(100)%	—	16	$(16)	(100)%
Change in fair value of contingent consideration	(918)	(2,361)	$1,443	NM	(198)	(5,695)	$5,497	NM
Total operating expenses	$54,788	$117,096	$(62,308)	(53)%	$106,097	$161,283	$(55,186)	(34)%
Cost of product, rental, and service revenue
Cost of revenue increased $1.5 million and $0.7 million for the three and six months ended June 30, 2023, or 6% and 1%, respectively, compared to the same periods in 2022, due primarily to increases in sales and a $2.2 million inventory reserve in the three months ended June 30, 2023 for potentially unusable final product containers for which no similar reserve was made during the same period in 2022.
Cost of revenue net of intangible amortization related to acquired technology was 72% and 68% as a percentage of revenue for the three and six months ended June 30, 2023, respectively, and 67% and 69% as a percentage of revenue for the three and six months ended 2022, respectively. This increase in cost of revenue net of intangible amortization for the three months ended June 30, 2023 is a result of increased personnel expenses and an increase in inventory reserve compared to the same time period in the prior year. The decrease in cost of revenue net of intangible amortization for the six months ended June 30, 2023 is a result of a favorable product mix in our media product line and a greater concentration of higher margin revenue as a percentage of total revenue, offset by increases in personnel expenses, including stock-based compensation expenses, and an increase in inventory reserve compared to the prior year.
General and administrative expenses
General and administrative (“G&A”) expense consists primarily of personnel-related costs, non-cash stock-based expense for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance.
G&A expenses for the three and six months ended June 30, 2023 increased $3.8 million and $7.1 million, or 32% and 30%, respectively, compared with the same period in 2022. The increase reflects increased headcount compared to the prior year, driving increases in personnel expenses from stock-based compensation. We additionally experienced increases in professional services fees compared to the prior year.
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
S&M expense for the three and six months ended June 30, 2023 increased $0.9 million and $2.5 million, or 17% and 24%, respectively, compared with the same period in 2022. The increase is primarily due to increased personnel expenses from stock-based compensation.
We expect S&M expense to increase, as we expand our direct selling efforts to support the expansion of our product line offerings.
Research and development expenses
Research and development (“R&D”) expense consists primarily of salaries and other personnel-related costs, non-cash stock-based compensation expense, consulting, and external product development services.
R&D expense for the three and six months ended June 30, 2023 increased $1.4 million and $1.8 million, or 41% and 25%, respectively, compared with the same period in 2022. The increase is primarily due to a research milestone payment and increased personnel costs, including stock-based compensation expenses.
We expect our R&D expense to increase as we continue to expand, develop, and refine our product line offerings.
Intangible asset amortization expense
Amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions of Astero, SAVSU, CBS, SciSafe, Global Cooling, and Sexton in which we acquired definite-lived intangible assets.
Acquisition costs
Acquisition costs in 2022 consist of legal, accounting, and other due diligence costs incurred related primarily to our Global Cooling and Sexton acquisitions.
Change in fair value of contingent consideration
Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our SciSafe acquisition. The benefit recognized in the three and six months ended June 30, 2023 relates primarily to changes in our estimated probability of achieving budgeted operational results set forth within our contingent consideration arrangement, as certain contingent consideration arrangements are payable in BioLife’s shares.
Other income and expense
Total other income and expenses for the three and six months ended June 30, 2023 and 2022 were comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gain on settlement of Global Cooling escrow	$5,115	$—	$5,115	NM	$5,115	$—	$5,115	NM
Interest expense	$(419)	$(32)	$(387)	1209%	$(829)	$(216)	$(613)	284%
Other income (expense)	390	(22)	$412	NM	785	110	$675	614%
Total other income (expense), net	$5,086	$(54)	$25	(46)%	$5,071	$(106)	$62	(58)%

Gain on settlement of Global Cooling escrow. Reflects the non-cash gain associated with our settlement of the GCI General Escrow upon indemnification of shares within the escrow. See Note 12: Commitments and contingencies for additional details on the nature of the settlement.
Interest expense, net. Interest expense incurred during the three and six months ended June 30, 2023 related primarily to the loan obtained in September 2022 and two loans that were assumed in the acquisition of Global Cooling. We also earn interest on cash held in our money market account. Increases in interest expenses during the three months ended March 31, 2023 can also be attributed to the increases in interest rates set by the United States Federal Reserve, causing the variable interest component on our 2022 term loan to be exposed to increasing interest rates.
Liquidity and capital resources
On June 30, 2023 and December 31, 2022, we had $48.1 million and $64.1 million in cash, cash equivalents, and available-for-sale securities, respectively. We additionally have the ability to borrow up to $10 million under our 2022 term loan 3. See Note 13: Long-term debt for additional details on borrowing requirements under 2022 term loan 3. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q. However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.
Cash flows

	Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change
Operating activities	$(10,430)	$(17,841)	$7,411
Investing activities	12,218	(27,340)	$39,558
Financing activities	142	$(470)	$612
Net increase (decrease) in cash and cash equivalents	$1,930	$(45,651)	$47,581
Net cash used in operating activities
Net cash used by operating activities was $10.4 million during the six months ended June 30, 2023 compared to $17.8 million during the six months ended June 30, 2022. The decrease in cash used by operating activities was primarily due to the result of the timing of collection and disbursement of working capital related items in accounts receivable, prepaid expenses, and accounts payable.
Net cash provided by (used in) investing activities
Net cash provided by investing activities totaled $12.2 million during the six months ended June 30, 2023 compared to $27.3 million used by investing activities for the six months ended June 30, 2022. The increase in cash provided by investing activities was primarily driven by $32.6 million in maturities of our investments in available-for-sale marketable securities made throughout the year ended December 31, 2022. This was offset by $15.7 million in investments made in additional available-for-sale marketable securities in addition to $6.5 million of purchases of property, plant, and equipment.
Net cash provided by (used in) financing activities
Net cash provided by financing activities totaled $0.1 million during the six months ended June 30, 2023, compared to $0.5 million used in financing activities during the six months ended June 30, 2022. The increase in cash provided by financing activities was primarily the result of decreased payments on financed insurance premiums.
Off-balance sheet arrangements
As of June 30, 2023, we did not have any off-balance sheet arrangements.

Contractual obligations
We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. Other than the contractual obligation listed below, there have been no significant changes to these obligations in the three months ended June 30, 2023.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of June 30, 2023, our total short-term obligations were $14.0 million.
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
Foreign currency exchange risk
For a discussion of market risks related to foreign currency exchange rates, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. During the six months ended June 30, 2023, there were no material changes or developments that would materially alter the market risk assessment of our exposures to foreign currency exchange rates performed as of December 31, 2022.
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
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard, and holding requirements. The following table shows the Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b-1(c) adopted or terminated by our directors and executive officers during the three months ended June 30, 2023.

Name and Position	Plan Adoption / Termination	Plan Adoption Date	Expiration Date	Number of Shares to be Purchased (Sold) under Plan
Sarah Aebersold, Chief Human Resources Officer	Adoption	June 15, 2023	October 30, 2023	(12,000)
Marcus Schulz, Chief Revenue Officer	Adoption	May 26, 2023	April 30, 2024	(10,000)

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Date: August 9, 2023	/s/ Troy Wichterman
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