Form 10-Q
period 2023-09-30
BIOLIFE SOLUTIONS INC
filed 2023-11-09
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
(425) 402-1400
(Telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common stock, par value $0.001 per share	BLFS	The NASDAQ Stock Market, LLC
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 1, 2023, 44,031,322 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BioLife Solutions, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share and share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$19,235	$19,442
Restricted cash	31	31
Available-for-sale securities, current portion	21,794	43,260
Accounts receivable, trade, net of allowance for credit losses of $1,244 and $739 as of September 30, 2023 and December 31, 2022, respectively	24,556	33,936
Inventories	43,354	34,904
Prepaid expenses and other current assets	7,854	6,879
Total current assets	116,824	138,452

Assets held for rent, net	7,209	9,064
Property and equipment, net	20,998	23,638
Operating lease right-of-use assets, net	12,651	15,292
Financing lease right-of-use assets, net	124	272
Long-term deposits and other assets	316	281
Available-for-sale securities, long-term	1,156	1,332
Equity investments	5,069	5,069
Intangible assets, net	22,064	32,088
Goodwill	224,741	224,741
Total assets	$411,152	$450,229

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,980	$15,367
Accrued expenses and other current liabilities	8,568	9,782
Sales taxes payable	5,469	4,151
Warranty liability	8,215	8,312
Lease liabilities, operating, current portion	2,906	2,860
Lease liabilities, financing, current portion	398	158
Debt, current portion	5,034	1,814
Contingent consideration, current portion	52	2,138
Total current liabilities	42,622	44,582

Contingent consideration, long-term	363	2,318
Lease liabilities, operating, long-term	13,677	14,962
Lease liabilities, financing, long-term	1,250	126
Debt, long-term	20,937	23,793
Deferred tax liabilities	286	250
Other long-term liabilities	-	10
Total liabilities	79,135	86,041

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 43,831,351 and 42,832,231 shares issued and outstanding, respectively, as of September 30, 2023 and December 31, 2022	44	43
Additional paid-in capital	632,593	611,739
Accumulated other comprehensive loss, net of taxes	(660)	(679)
Accumulated deficit	(299,960)	(246,915)
Total shareholders’ equity	332,017	364,188
Total liabilities and shareholders’ equity	$411,152	$450,229
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share and share data)	2023	2022	2023	2022

Product revenue	$26,891	$33,668	$91,520	$98,227
Service revenue	4,378	4,330	13,043	11,117
Rental revenue	2,059	2,749	5,975	8,156
Total product, rental, and service revenue	33,328	40,747	110,538	117,500
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	16,665	21,876	57,022	63,377
Cost of service revenue (exclusive of intangible assets amortization)	3,945	3,253	11,873	8,810
Cost of rental revenue (exclusive of intangible assets amortization)	1,069	1,880	4,141	5,462
General and administrative	12,513	11,916	42,757	35,098
Sales and marketing	7,256	5,278	20,045	15,601
Research and development	5,402	3,425	14,397	10,634
Asset impairment charges	15,485	—	15,485	69,900
Intangible asset amortization	1,356	2,513	4,266	8,236
Change in fair value of contingent consideration	(1,580)	2,346	(1,778)	(3,348)
Total operating expenses	62,111	52,487	168,208	213,770
Operating loss	(28,783)	(11,740)	(57,670)	(96,270)

Other (expense) income:
Change in fair value of investments	—	697	—	697
Gain on settlement of Global Cooling escrow	—	—	5,115	—
Interest expense, net	(476)	(15)	(1,305)	(250)
Other income	242	142	1,027	270
Total other (expense) income, net	(234)	824	4,837	717

Loss before income tax (expense) benefit	(29,017)	(10,916)	(52,833)	(95,553)
Income tax (expense) benefit	(115)	599	(212)	4,937
Net loss	$(29,132)	$(10,317)	$(53,045)	$(90,616)

Net loss attributable to common shareholders:
Basic and Diluted	$(29,132)	$(10,317)	$(53,045)	$(90,616)
Net loss per share attributable to common shareholders:
Basic and Diluted	$(0.67)	$(0.24)	$(1.22)	$(2.14)
Weighted average shares used to compute loss per share attributable to common shareholders:
Basic and Diluted	43,570,438	42,647,967	43,348,412	42,376,392
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Net loss	$(29,132)	$(10,317)	$(53,045)	$(90,616)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(165)	(321)	(25)	(900)
Unrealized gain (loss) on available-for-sale securities, net of tax	4	(36)	44	(75)
Comprehensive loss	$(29,293)	$(10,674)	$(53,026)	$(91,591)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30, 2023
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2022	-	$-	42,832,231	$43	$611,739	$(679)	$(246,915)	$364,188
Stock-based compensation	-	-	-	-	23,337	-	-	23,337
Stock option exercises	-	-	175,043	-	369	-	-	369
Stock issued – on vested RSAs	-	-	923,128	1	-	-	-	1
Contingent consideration shares issued	-	-	116,973	-	2,263	-	-	2,263
Settlement of Global Cooling escrow	-	-	(216,024)	-	(5,115)	-	-	(5,115)
Foreign currency translation	-	-	-	-	-	(25)	-	(25)
Unrealized gain on available-for-sale securities	-	-	-	-	-	44	-	44
Net loss	-	-	-	-	-	-	(53,045)	(53,045)
Balance, September 30, 2023	-	$-	43,831,351	$44	$632,593	$(660)	$(299,960)	$332,017

	Three Months Ended September 30, 2023
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2023	-	$-	43,442,250	$43	$623,412	$(499)	$(270,828)	$352,128
Stock-based compensation	-	-	-	-	9,117	-	-	9,117
Stock option exercises	-	-	31,000	-	64	-	-	64
Stock issued – on vested RSAs	-	-	358,101	1	-	-	-	1
Foreign currency translation	-	-	-	-	-	(165)	-	(165)
Unrealized gain on available-for-sale securities	-	-	-	-	-	4	-	4
Net loss	-	-	-	-	-	-	(29,132)	(29,132)
Balance, September 30, 2023	-	$-	43,831,351	$44	$632,593	$(660)	$(299,960)	$332,017

	Nine Months Ended September 30, 2022
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2021	-	$-	41,817,503	$42	$585,397	$(282)	$(107,110)	$478,047
Fees incurred for registration filings	-	-	-	-	(130)	-	-	(130)
Stock-based compensation	-	-	-	-	17,671	-	-	17,671
Stock option exercises	-	-	158,075	-	307	-	-	307
Stock issued – on vested RSAs	-	-	666,336	1	(1)	-	-	-
Contingent consideration shares issued	-	-	64,130	-	816	-	-	816
Foreign currency translation	-	-	-	-	-	(900)	-	(900)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(75)	-	(75)
Net loss	-	-	-	-	-	-	(90,616)	(90,616)
Balance, September 30, 2022	-	$-	42,706,044	$43	$604,060	$(1,257)	$(197,726)	$405,120

	Three Months Ended September 30, 2022
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2022	-	$-	42,536,734	$43	$597,810	$(900)	$(187,409)	$409,544
Fees incurred for registration filings	-	-	-	-	(55)	-	-	(55)
Stock-based compensation	-	-	-	-	6,299	-	-	6,299
Stock option exercises	-	-	3,571	-	6	-	-	6
Stock issued – on vested RSAs	-	-	165,739	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(321)	-	(321)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(36)	-	(36)
Net loss	-	-	-	-	-	-	(10,317)	(10,317)
Balance, September 30, 2022	-	$-	42,706,044	$43	$604,060	$(1,257)	$(197,726)	$405,120
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net loss	$(53,045)	$(90,616)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of intangible assets	5,758	69,900
Impairment of long-lived assets	9,727	-
Settlement of Global Cooling escrow	(5,115)	-
Depreciation	5,646	5,056
Amortization of intangible assets	4,266	8,236
Amortization of loan costs	13	-
Stock-based compensation	23,337	17,671
Non-cash lease expense	494	1,025
Deferred income tax expense (benefit)	36	(4,937)
Change in fair value of contingent consideration	(1,778)	(3,348)
Change in fair value of equity investments	-	(697)
Accretion of investments	(1,049)	-
Loss on disposal of property and equipment, net	227	54
Loss on disposal of assets held for rent, net	443	369
Other	-	302

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	9,437	(9,438)
Inventories	(8,450)	(5,403)
Prepaid expenses and other assets	(1,045)	(1,843)
Accounts payable	(3,380)	(3,615)
Accrued expenses and other current liabilities	(1,692)	444
Warranty liability	(97)	(1,031)
Sales taxes payable	1,330	1,526
Other	128	-
Net cash used in operating activities	(14,809)	(16,345)

Cash flows from investing activities
Purchases of available-for-sale securities	(22,688)	(35,767)
Proceeds from sale of available-for-sale securities	2,971	-
Maturities of available-for-sale securities	42,450	750
Purchases of assets held for rent	(3,453)	(2,269)
Purchases of property and equipment	(5,400)	(5,937)
Net cash provided by (used in) investing activities	13,880	(43,223)

Cash flows from financing activities
Payments on equipment loans	(383)	(370)
Proceeds from exercise of common stock options	370	307
Proceeds from term loans	-	20,000

Payments on term loans	(300)	(1,750)
Fees paid related to issuance of common stock	-	(130)
Proceeds from financed insurance premium	2,639
Payments on financed insurance premium	(1,653)	(814)
Other	77	(302)
Net cash provided by financing activities	750	16,941

Net decrease in cash, cash equivalents, and restricted cash	(179)	(42,627)
Cash, cash equivalents, and restricted cash – beginning of period	19,473	69,870
Effects of currency translation on cash, cash equivalents, and restricted cash	(28)	(176)
Cash, cash equivalents, and restricted cash – end of period	$19,266	$27,067
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$4,064	$1,661
Assets acquired under operating leases	$(880)	$243
Assets acquired under financing leases	$1,682	$-
Unrealized gains and losses on currency translation	$(11)	$-
Unrealized gains and losses on available-for-sale securities	$(44)	$75
Cashless issuance of SciSafe earnout shares	$2,263	$817
Cash interest paid	$1,394	$230
Returned shares from settlement of Global Cooling escrow	$(5,115)	$-
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Organization and significant accounting policies
Business
BioLife Solutions, Inc. (“BioLife”, “us”, “we”, “our”, or the “Company”) is a developer, manufacturer, and supplier of a portfolio of bioproduction tools and services including proprietary biopreservation media, automated thawing devices, cloud-connected shipping containers, ultra-low temperature mechanical freezers, cryogenic and controlled rate freezers, and biological and pharmaceutical materials storage. Our CryoStor® freeze media and HypoThermosol® hypothermic storage media are optimized to preserve cells in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death. Our Sexton cell processing product line includes human platelet lysates (“hPL”) for cell expansion, reducing risk and improving downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal® cryogenic vials that are purpose-built rigid containers used in cell and gene therapy (“CGT”) that can be filled manually or with high throughput systems, and automated cell processing machines that bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination. Our ThawSTAR® product line is composed of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products help administer temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. Our cryogenic freezer technology provides for controlled rate freezing and cryogenic storage of biologic materials. Our ultra-low temperature mechanical freezers allow biological materials and vaccines to be stored at temperatures which range from negative 20℃ to negative 86℃. Our evo® shipping containers provide cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals. Our biological and pharmaceutical materials storage services provide facilities that allow for real-time tracking of biologic materials and vaccines that can be stored at a wide range of temperatures.
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
Significant estimates and assumptions by management affect the Company’s net realizable value of inventory, sales tax liabilities, valuation of market-based stock awards, valuations, fair value of marketable debt securities, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, stock-based compensation, contingent consideration from business combinations, and provision for income taxes.
The Company regularly assesses these estimates; however, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
Basis of presentation

The Unaudited Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three and nine months ended September 30, 2023 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The Unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2023 in accordance with U.S. GAAP, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (the “SEC”) rules and regulations relating to interim financial statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “Annual Report”).

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
Foreign currency translation
The Company translates items presented on its Unaudited Condensed Consolidated Balance Sheet, Unaudited Condensed Consolidated Statements of Operations, Unaudited Condensed Consolidated Statements of Comprehensive Loss, Unaudited Condensed Consolidated Statements of Shareholders’ Equity, and Unaudited Condensed Consolidated Statements of Cash Flows into U.S. dollars. For the Company’s subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates at the balance sheet date; revenue and expenses are translated using average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of Accumulated Other Comprehensive Loss in the Unaudited Condensed Consolidated Statements of Shareholders' Equity.
Segment reporting
The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.
Significant accounting policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2023, as compared to the significant accounting policies described in our Annual Report.
Liquidity and capital resources

On September 30, 2023 and December 31, 2022, we had $42.2 million and $64.1 million in cash, cash equivalents, and available-for-sale securities, respectively. We have the ability to borrow up to $10 million under our Loan Agreement (as defined in Note 14 below). For additional information, see Note 14. Additionally, on October 19, 2023, we entered into a Securities Purchase Agreement with Casdin Partners Master Fund, L.P. ("Casdin") whereby the Company sold, and Casdin purchased, 927,165 shares of common stock of the Company at a share price of $11.19 per share for an aggregate purchase price of $10,374,976, infusing additional capital into the Company. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q.
Risks and uncertainties
Supply chain considerations
Our domestic and international supply chain operations were affected by the global pandemic of the coronavirus (“COVID-19”) and the resulting volatility and uncertainty it caused in the U.S. and international markets. The onset of the COVID-19 pandemic caused supply chains globally to become constrained, and these constraints historically impacted our business through both increased difficulty in obtaining semiconductor chips and increased pricing on available parts. However, as of the nine months ended September 30, 2023, both availability and pricing of semiconductor chips have improved and no longer pose constraints on our supply chain. We currently have sufficient supply for electrical component parts within our operations and do not foresee constraints to return over our supply chain.

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

	Accounts Receivable		Revenue
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Customer A	*	15%	*	*	*	*
Customer B	11%	*	19%	17%	16%	19%
Customer C	*	11%	*	*	*	*
*less than 10%
Revenue from foreign customers is denominated in United States dollars or euros.
The following table represents the Company’s products representing more than 10% of the Company’s total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product revenue concentration	2023	2022	2023	2022
CryoStor	33%	38%	39%	35%
780XLE Freezer	23%	21%	19%	22%
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by customers’ geographic locations(1)	2023	2022	2023	2022
North America(2)	81%	81%	81%	81%
Europe, Middle East, Africa (EMEA)	15%	16%	16%	16%
Other	4%	3%	3%	3%
Total revenue	100%	100%	100%	100%
(1) During the nine months ended September 30, 2023, the Company updated its methodology for determining the country of origin for its sales. Sales are now recorded by shipping country rather than billing country. The Company updated the methodology retrospectively, adjusting the prior year presentation for all regions presented.
(2) The line item presented above previously bifurcated sales between the United States and Canada. Due to the updated methodology for determining the country of origin for sales, it was noted that Canada no longer was a material location to separately disclose. Both have been combined in the line item presented above to more accurately reflect origin of sales for material regions.
In the three and nine months ended September 30, 2023, one supplier accounted for 14% and 12% of purchases, respectively. In the three and nine months ended September 30, 2022, no suppliers accounted for more than 10% of purchases.
As of September 30, 2023, one supplier accounted for 19% of our accounts payable. As of December 31, 2022, one supplier accounted for 23% of our accounts payable.

Recent accounting pronouncements
As of January 1, 2023, we adopted the ASC 2016-13, Measurement of Credit Losses on Financial Instruments, which later was codified as ASC 326 (CECL). In addition to the adoption of ASC 326, the Company adopted the accompanying ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. Both standards mark a significant change requiring the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. ASU 2022-02 specifically eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancings and restructurings in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASC 326 is intended to improve financial reporting by corporations by requiring earlier recognition of credit losses on loans from corporations, held-to-maturity (HTM) securities, and certain other financial assets. ASC 326 also amended the impairment guidance for available-for-sale (AFS) debt securities in that it eliminated the Other Than Temporary Impairment (OTTI) impairment model. Under Subtopic ASC 326-30, Financial Instruments—Credit Losses—Available-for-Sale Debt Securities, changes in expected cash flows due to credit on AFS debt securities will be recorded through an allowance, rather than permanent write-downs for negative changes and prospective yield adjustments for positive changes, as required by the current OTTI model. ASC 326 replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. For the period ended September 30, 2023, the adoption of ASC 326 did not result in a material effect on the Company’s Unaudited Condensed Consolidated financial statements.
2.    Correction of immaterial errors
As reported in our Annual Report, we determined that an error existed in our previously issued consolidated financial statements. Specifically, we identified we had established nexus in several jurisdictions beginning in the year ended December 31, 2019 in which we were not collecting and remitting sales taxes appropriately. The error was evaluated and recorded as of each period impacted by the error under the SEC guidance on evaluating the materiality of prior period misstatements to the Company’s financial statements. We evaluated the error and concluded that it was not material to any previously issued consolidated financial statements and accompanying Unaudited Condensed Consolidated financial statements. Although the error was not material to any period, we corrected the accompanying historical Unaudited Condensed Consolidated financial statements for each period impacted. The corrections to the quarter ended September 30, 2022 are presented below to reflect the sales tax liability and associated expenses owed within the period for comparative purposes.
The effect of the adjustments to our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2022 was as follows:

	September 30, 2022
(In thousands)	As reported	Adjustment	As corrected
Prepaid expenses and other current assets	$8,041	$341	$8,382
Total current assets	135,874	341	136,215
Total assets	487,679	341	488,020
Accrued expenses and other current liabilities	7,778	(340)	7,438
Sales taxes payable	-	3,810	3,810
Total current liabilities	36,948	3,470	40,418
Total liabilities	79,430	3,470	82,900
Accumulated deficit	(194,597)	(3,129)	(197,726)
Total shareholders’ equity	408,249	(3,129)	405,120
Total liabilities and shareholders’ equity	487,679	341	488,020

The effect of the adjustments to our Unaudited Condensed Consolidated Statements of Operations for the quarter ended September 30, 2022 was as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(In thousands, except per share and share data)	As reported	Adjustment	As corrected	As reported	Adjustment	As corrected
General and administrative	$11,581	$335	$11,916	$34,128	$970	$35,098
Total operating expenses	52,152	335	52,487	212,800	970	213,770
Operating loss	(11,405)	(335)	(11,740)	(95,300)	(970)	(96,270)
Interest income (expense)	10	(25)	(15)	(181)	(69)	(250)
Total other income, net	849	(25)	824	786	(69)	717
Loss before income tax benefit	(10,556)	(360)	(10,916)	(94,514)	(1,039)	(95,553)
Net loss	(9,957)	(360)	(10,317)	(89,577)	(1,039)	(90,616)
Net loss per basic and diluted share	(0.23)	(0.01)	(0.24)	(2.11)	(0.03)	(2.14)
The effect of the adjustments to our Unaudited Condensed Consolidated Statements of Cash Flows for the quarter ended September 30, 2022 was as follows:

	Nine Months Ended September 30, 2022
(In thousands)	As reported	Adjustment	As corrected
Net loss	$(89,577)	$(1,039)	$(90,616)
Prepaid expenses and other current assets	(1,356)	(487)	(1,843)
Sales taxes payable	-	1,526	1,526
3.    Impairment of property and equipment and definite-lived intangible assets

Subsequent to the second quarter of 2023, the Company began to actively seek divestment of its GCI and CBS freezer product lines (the "Freezer Business"). The announcement, coupled with broader economic uncertainty leading to reductions in spending across the biopharma industry and the Company's customer base constituted interim triggering events that required further analysis with respect to potential impairment to goodwill, indefinite-lived intangibles, and its long-lived asset groups. The Company performed an interim quantitative impairment test as of the September 30, 2023 balance sheet date.
To assess any potential impairment of goodwill, the Company compared the carrying value of its single reporting unit against its market capitalization, noting that the market capitalization exceeded the carrying value. As such, goodwill was not impaired as of September 30, 2023.

As a part of the interim quantitative impairment analysis performed, the Company determined that decreases in the market price of the GCI long-lived asset group and historical operating cash flow losses for both GCI and CBS were indicative of potential impairment. The recoverability tests performed over the asset groups of the Freezer Business resulted in a $9.7 million non-cash impairment charge over property and equipment and a $5.8 million non-cash impairment charge over definite-lived intangible assets reflected in the Company's Unaudited Condensed Consolidated Statements of Operations, which represents the entirety of the asset groups' carrying value.

In order to determine the fair value of the property and equipment, acquired technology, customer relationships, and tradename definite-lived intangible assets, the Company utilized the market approach and discounted cash flow analyses to determine if the recoverability of the Freezer Business asset groups were above its carrying value. The key assumptions associated with determining the estimated fair value include (i) the amount and timing of projected future cash flows (including revenue and expenses), (ii) the discount rate selected to measure the risks inherent in the future cash flows, (iii) the assessment of the asset’s life cycle, and (iv) the competitive trends impacting the asset. As a result of the analysis, we recognized non-cash impairment charges of $9.7 million, $3.1 million, $0.2 million, and $2.5 million during the period ended September 30, 2023 for the property and equipment, acquired technology, customer relationships, and tradename definite-lived intangible assets, respectively, in the line item titled, "Asset impairment charges" in the Company's Unaudited Condensed Consolidated Statements of Operations, which represents the difference between the estimated fair value of the Company’s definite-lived intangible assets and their carrying values.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and definite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected future revenue growth rates, EBITDA margins, terminal growth rates, discount rates, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, then our reporting unit, indefinite-lived intangible assets, and definite-lived intangible assets might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of the Company’s definite-lived intangible assets were impaired as of September 30, 2023 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates.
4.    Fair value measurement
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
The fair value of the SciSafe Contingent Consideration Liability was valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 4.5%, a risk-free rate of approximately 0.20%, asset volatility of 60%, and revenue volatility of 15%. Significant changes in any of those inputs in isolation would result in a significant change in the fair value measurement of the liability. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. At the acquisition date, the contingent consideration was determined to have a fair value of $3.7 million. Subsequent to the acquisition date, the SciSafe Contingent Consideration Liability was re-measured to fair value with changes recorded in the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. During the most recent re-measurement of the SciSafe

Contingent Consideration Liability as of September 30, 2023, the Company used a discount rate of 14.5%, a risk-free rate of approximately 4.9%, asset volatility of 71%, and revenue volatility of 36%. The SciSafe Contingent Consideration Liability is included in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 in the amounts of $0.3 million and $4.3 million, respectively. The changes in fair value of contingent consideration associated with this liability are included within the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. These changes in fair value of contingent consideration associated with this liability are included within the Change in Fair Value of Contingent Consideration in the Unaudited Condensed Consolidated Statements of Operations. These changes were $1.6 million and $1.8 million of benefit for the three and nine months ended September 30, 2023, respectively, and $2.3 million of expense and $3.3 million of benefit for the three and nine months ended September 30, 2022, respectively. As of the year ended December 31, 2022, the second hurdle associated with this liability was satisfied and 116,973 shares were issued as payment during the second quarter of 2023.
There were no remeasurements to fair value during the three and nine months ended September 30, 2023 of financial assets and liabilities that are not measured at fair value on a recurring basis.
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, based on the three-tier fair value hierarchy:
(In thousands)

As of September 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$12,392	$-	$-	$12,392
Available-for-sale securities:
U.S. government securities	5,028	-	-	5,028
Corporate debt securities	-	15,898	-	15,898
Other debt securities	-	2,024	-	2,024
Total	$17,420	$17,922	$-	$35,342
Liabilities:
Contingent consideration - business combinations	-	-	415	415
Debt	-	25,971	-	25,971
Total	$-	$25,971	$415	$26,386

As of December 31, 2022
Assets:
Cash equivalents:
Money market accounts	$11,416	$-	$-	$11,416
Available-for-sale securities:
U.S. government securities	15,051	-	-	15,051
Corporate debt securities	-	26,047	-	26,047
Other debt securities	-	3,494	-	3,494
Total	$26,467	$29,541	$-	$56,008
Liabilities:
Contingent consideration - business combinations	-	-	4,456	4,456
Debt	-	25,607	-	25,607
Total	$-	$25,607	$4,456	$30,063
There have been no transfers of assets or liabilities between the fair value measurement levels.

The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Beginning balance as of December 31, 2022 and 2021	$4,456	$10,027
Change in fair value recognized in net loss	(1,778)	(3,348)
Payment of contingent consideration earned	(2,263)	(817)
Ending balance	$415	$5,862
5.    Investments
Available-for-sale securities
The Company’s portfolio of available-for-sale marketable securities consists of the following:

	September 30, 2023
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$5,030	$-	$2	$5,028
Corporate debt securities	15,901	1	4	15,898
Other debt securities	868	-	-	868
Total short-term	21,799	1	6	21,794

Available-for-sale securities, long-term
Other debt securities	1,158	2	4	1,156
Total marketable securities	$22,957	$3	$10	$22,950

	December 31, 2022
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$15,087	$1	$37	$15,051
Corporate debt securities	26,057	6	16	26,047
Other debt securities	2,169	-	7	2,162
Total short-term	43,313	7	60	43,260

Available-for-sale securities, long-term
Other debt securities	1,329	3	-	1,332
Total marketable securities	$44,642	$10	$60	$44,592

	September 30, 2023
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,799	$21,794
Due after one year through five years	1,158	1,156
Total	$22,957	$22,950
Equity investments
The Company periodically invests in non-marketable equity securities of private companies without a readily determinable fair value to promote business and strategic objectives. The securities are carried at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar transactions of the same issuer. These securities included Series A-1 and A-2 Preferred Stock in iVexSol, Inc. carried at $4.1 million for the periods ending September 30, 2023 and December 31, 2022, and Series E Preferred Stock in PanTHERA CryoSolutions, Inc. carried at $995,000 as of September 30, 2023 and December 31, 2022.
6.    Inventories
Inventories consist of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(In thousands)	2023	2022
Raw materials	$24,452	$20,950
Work in progress	5,973	5,680
Finished goods	12,929	8,274
Total inventories	$43,354	$34,904
7.    Leases
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
The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(In thousands)	2023	2022
Weighted average discount rate - operating leases	4.3%	4.2%
Weighted average discount rate - finance leases	8.3%	6.1%
Weighted average remaining lease term in years - operating leases	6.5	7.2
Weighted average remaining lease term in years - finance leases	4.3	2.0

The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Operating lease costs	$883	$909	$2,679	$2,745
Short-term lease costs	560	534	1,410	1,627
Total operating lease costs	1,443	1,443	4,089	4,372

Variable lease costs	299	250	903	809
Total lease costs	$1,742	$1,693	$4,992	$5,181
Maturities of our lease liabilities as of September 30, 2023 are as follows:

(In thousands)	Operating Leases	Financing Leases
2023 (3 months remaining)	$909	$134
2024	3,383	487
2025	2,942	424
2026	2,532	389
2027	2,280	387
Thereafter	6,938	134
Total lease payments	18,984	1,955
Less: interest	(2,401)	(307)
Total present value of lease liabilities	$16,583	$1,648
8.     Assets held for rent
Assets held for rent consist of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(In thousands)	2023	2022
Shippers placed in service	$9,848	$7,671
Fixed assets held for rent	1,562	4,686
Accumulated depreciation	(5,778)	(4,952)
Subtotal	5,632	7,405
Shippers and related components in production	1,577	1,659
Total	$7,209	$9,064
Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $0.9 million and $2.8 million in depreciation expense related to assets held for rent during the three and nine months ended September 30, 2023, respectively, and $0.9 million and $2.7 million during the three and nine months ended September 30, 2022, respectively.

9.    Property and equipment
Property and equipment consist of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(In thousands)	2023	2022
Property and equipment(1)
Leasehold improvements	$5,948	$5,249
Furniture and computer equipment	1,046	1,908
Manufacturing and other equipment	19,862	20,557
Construction in-progress	3,500	5,095
Subtotal	30,356	32,809
Less: Accumulated depreciation	(9,358)	(9,171)
Property and equipment, net	$20,998	$23,638
(1) The entirety of the carrying values and accumulated depreciation of the Freezer Business property and equipment assets were impaired during the three months ended September 30, 2023. Refer to Note 3: Impairment of property and equipment and definite-lived intangible assets for more information on the assessed non-cash impairment charges.
Depreciation expense for property and equipment was $1.0 million and $2.9 million for the three and nine months ended September 30, 2023, respectively, and $0.9 million and $2.4 million during the three and nine months ended September 30, 2022, respectively.
10.    Goodwill and intangible assets
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized but instead is tested for impairment at least annually in accordance with ASC 350.
Intangible assets
Intangible assets, net consisted of the following as of September 30, 2023 and December 31, 2022:

(In thousands, except weighted average useful life)	September 30, 2023
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships(1)	$9,936	$(4,081)	$5,855	10.9
Tradenames(1)	8,134	(1,921)	6,213	11.5
Technology - acquired(1)	18,372	(8,541)	9,831	4.3
Non-compete agreements	750	(585)	165	1.0
Total intangible assets	$37,192	$(15,128)	$22,064	7.6
(1) The entirety of the gross carrying values and accumulated amortization of the specified intangible assets above associated with the Freezer Business were impaired during the three months ended September 30, 2023. Refer to Note 3: Impairment of property and equipment and definite-lived intangible assets for more information on the assessed non-cash impairment charges.

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
(1) Both the Gross Carrying Value and Accumulated Amortization balances as of December 31, 2022 contain immaterial adjustments to reflect impairments taken during the year ended December 31, 2022 on each of the intangible asset classes presented here. Each intangible asset class was adjusted as follows: Customer relationships: $0.8 million, Tradenames: $2.4 million, Technology - acquired: $4.1 million, and Non-compete agreements: $0.4 million. The Weighted Average Useful Life was additionally adjusted to reflect the updated balances subsequent to the impairment charges.
Amortization expense for definite-lived intangible assets was $1.4 million and $4.3 million for the three and nine months ended September 30, 2023, respectively and $2.5 million and $8.2 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the Company expects to record the following amortization expense for definite-lived intangible assets:

(In thousands)	Amortization Expense
For the Years Ending December 31,
2023 (3 months remaining)	$915
2024	3,602
2025	3,468
2026	3,358
2027	2,605
Thereafter	8,116
Total	$22,064

11.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(In thousands)	2023	2022
Accrued compensation	$3,309	$5,080
Accrued expenses	3,704	3,128
Deferred revenue, current	660	548
Accrued taxes	895	975
Other	-	51
Total accrued expenses and other current liabilities	$8,568	$9,782

12.    Warranty reserve liability
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
A rollforward of our warranty liability is as follows:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Beginning balance as of December 31, 2022 and 2021	$8,312	$9,398
Provision for warranties(1)	2,861	2,353
Settlements of warranty claims(1)	(2,958)	(3,384)
Ending balance	$8,215	$8,367
(1)Both the Provision for warranties and Settlements of warranty claims balances during the nine months ended September 30, 2022 include immaterial reclassifications of $0.6 million to reflect changes in warranty utilization on pre-existing claims.
13.    Commitments and contingencies
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
Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2023 and December 31, 2022.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of September 30, 2023, our total short-term obligations were $14.3 million.

Non-income related taxes
Companies are required to collect and remit sales tax from certain customers if the company is determined to have nexus in a particular state. Upon the determination of nexus, which varies by state, companies are additionally required to maintain detailed record of specific product and customer information within each jurisdiction in which it has established nexus to appropriately determine their sales tax liability, requiring technical knowledge of each jurisdiction’s tax case law. During the year ended December 31, 2022, the Company determined that a sales tax liability related to the periods of 2019 through 2022 was probable and determined an estimated liability. The estimated liability was approximately $5.2 million and $3.7 million as of September 30, 2023 and December 31, 2022, respectively. Outside of the analysis performed to determine the sales tax liability related to the periods of 2019 through 2022, we assessed approximately $0.1 million and $0.3 million of sales tax obligations generated during the normal course of business as of September 30, 2023 and December 31, 2022, respectively. Due to the variety of jurisdictions in which this estimated liability relates to and our ongoing assessment of sales taxes owed, we cannot predict when final liabilities will be satisfied. We will reevaluate the estimated liability and timing of satisfaction each reporting period.
Settlement of Global Cooling escrow

On May 3, 2021, the Company acquired GCI pursuant to an Agreement and Plan of Merger, dated as of March 19, 2021 (the “GCI Merger Agreement”). Pursuant to the GCI Merger Agreement, the aggregate consideration paid to former stockholders of GCI (collectively, the “GCI Stockholders”) was 6,646,870 newly issued shares of common stock (the “GCI Merger Consideration”) were provided with the requirement that the GCI Merger Consideration otherwise payable to GCI Stockholders were subject to reduction for indemnification obligations. Approximately 9% of the GCI Merger Consideration (the "GCI Escrow Shares") otherwise issuable to the GCI Stockholders were deposited into a segregated escrow account (the “GCI Escrow Account”) in accordance with an escrow agreement entered into in connection with the closing of the transactions contemplated by the GCI Merger Agreement (the “GCI Escrow Agreement”). Of the GCI Escrow Shares, an amount equal to 5% of the GCI Merger Consideration were considered general escrow shares (the “General Escrow Shares”). The General Escrow Shares were eligible to be held in escrow for a period of up to 18 months after the closing of the GCI acquisition as the sole and exclusive source of payment for any indemnification claims made by the Company.

On September 28, 2022, BioLife asserted an indemnification claim pursuant to the GCI Merger Agreement. On June 5, 2023, the Company entered into a Settlement Agreement with the representatives of the GCI Stockholders, pursuant to which the parties agreed to release 65% of the General Escrow Shares, totaling 216,024 shares, to the Company from the GCI Escrow Account. These shares were returned to the Company and subsequently cancelled. As a result of the settlement, the Company recorded a $5.1 million gain recognizing the return of the shares during the second quarter of 2023.
14.    Long-term debt
2022 term loan 2
Upon acquisition of Global Cooling in May 2021, the Company assumed three term notes. In October 2021, the Company entered into amended and restated term notes for all three term notes. Pursuant to the loan agreements, one lender provided two term notes in the amounts of $1.4 million and $1.4 million. A separate lender provided one term note in the amount of $1.8 million. All three term notes bear interest at a fixed rate of 4%, were interest-only with one balloon principal payment at maturity, and could be pre-paid without penalty at any time. As of September 20, 2022, the Company fully extinguished one of the three term notes. All financial covenants included in the original agreements previously in effect were removed by the amended loan agreements.
2022 term loan 3
On September 20, 2022, the Company and certain of its subsidiaries entered into a term loan agreement, which provided for up to $50.0 million in aggregate principal to be drawn. The term loan matures on June 1, 2026. The agreement provided for borrowings of up to $30.0 million upon closing and options to borrow up to $10.0 million between closing and June 30, 2023, up to $10.0 million upon the achievement of certain revenue milestones, and an additional $10.0 million at the discretion of the lender. The Company borrowed $20.0 million upon closing. As of September 30, 2023, the Company had not drawn additional funding nor had it met the revenue milestones outlined within the term loan agreement. The Company has until December 31, 2023 to draw an additional $10.0 million, subject to approval from the lender. Payments on the borrowing are interest-only through June 2024, with additional criteria allowing for interest-only payments to continue through June 2025. Tranches borrowed under the term loan agreement bear interest at the Wall Street Journal prime rate plus 0.5%. However, the interest rate is subject to a ceiling that restricts the interest rate for each tranche from exceeding 1.0% above the overall rate applicable to each tranche at their respective funding dates and has a balloon payment due at the earliest of term loan maturity, repayment of the term loan in full, or termination of the loan agreement at $1.2 million. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants. As of September 30, 2023, the Company is in compliance with the covenants set forth in the 2022 term loan 3 agreement. In the event that borrowings under 2022 term loan 3 exceed $20.0 million, the Company will become subject to certain financial covenants.
Long-term debt consisted of the following as of September 30, 2023 and December 31, 2022:

			September 30,	December 31,
(In thousands)	Maturity Date	Interest Rate	2023	2022
2022 term loan 2	Various	4.0%	2,596	2,896
2022 term loan 3	Jun-26	7.0%	20,000	20,000
Insurance premium financing	Apr-24	8.0%	2,061	1,074
Freezer equipment loan	Dec-25	5.7%	355	466
Manufacturing equipment loans	Oct-25	5.7%	195	266
Freezer installation loan	Various	6.3%	876	1,078
Other loans	Various	Various	3	6
Total debt, excluding unamortized debt issuance costs			26,086	25,786
Less: unamortized debt issuance costs			(115)	(179)
Total debt			25,971	25,607
Less: current portion			(5,034)	(1,814)
Total long-term debt			$20,937	$23,793
2022 term loan 3 is secured by substantially all assets of BioLife, SAVSU, CBS, SciSafe, Global Cooling and Sexton, other than intellectual property. 2022 term loan 2 is secured by substantially all assets of Global Cooling and is effectively subordinated to the security interest established by the lenders of 2022 term loan 3. Equipment loans are secured by the financed equipment.
As of September 30, 2023, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2023 (3 months remaining)	$816
2024	6,830
2025	10,511
2026	5,218
2027	2,596
Thereafter	-
Total debt	$25,971
15.    Revenue
To determine revenue recognition for contractual arrangements that we determine are within the scope of FASB Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. As of September 30, 2023 and December 31, 2022, our deferred revenue balance totaled $0.7 million and $0.6 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized approximately $0.1 million and $0.4 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the year. During the three and nine months ended September 30, 2022, the Company recognized approximately $26 thousand and $0.5 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the year.
The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of cell processing tools, freezers, thawing devices, and cold chain products. We recognize product revenue, including shipping and handling charges billed to customers, at a point in time when we transfer control of our products to our customers, which is upon shipment for substantially all transactions. Shipping and handling costs are classified as part of cost of product revenue in the Condensed Consolidated Statements of Operations. Service revenue is generated from the storage of biological and pharmaceutical materials. We recognize service revenue over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC Topic 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the three and nine months ended September 30, 2023.
The Company also generates revenue from the leasing of our property, plant, and equipment, operating right-of-use assets, and evo cold chain systems within its biostorage services product line to customers pursuant to service contracts or rental arrangements entered into with the customer. Revenue from these arrangements is not within the scope of FASB ASC Topic 606 as it is within the scope of FASB ASC Topic 842, Leases. All customers leasing shippers currently do so under month-to-month rental arrangements. We account for these rental transactions as operating leases and record rental revenue on a straight-line basis over the rental term.
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
Total bioproduction tools and services revenue for the three and nine months ended September 30, 2023 and 2022 were composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	2023	2022
Product revenue
Freezer and thaw	$13,188	$15,326	$39,417	$49,331
Cell processing	13,338	18,082	51,004	48,336
Biostorage services	365	260	1,099	560
Service revenue
Biostorage services	4,186	4,312	12,166	11,099
Freezer and thaw	192	18	877	18
Rental revenue
Biostorage services	2,059	2,749	5,975	8,156
Total revenue	$33,328	$40,747	$110,538	$117,500
The following table includes estimated rental revenue expected to be recognized in the future related to embedded leases as well as estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting periods. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The estimated revenue in the following table does not include contracts with the original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2023.
The balances in the table below are partially based on judgments involved in estimating future orders from customers pursuant to their respective contracts:

(In thousands)	2023 (3 months remaining)	2024	Total
Rental revenue	$900	$900	$1,800
Service revenue	$313	$10	$323

16.    Stock-based compensation
Service vesting-based stock options
The following is a summary of service vesting-based stock option activity for the September 30, 2023, and the status of service vesting-based stock options outstanding as of September 30, 2023:

	Nine Months Ended September 30, 2023
	Options	Wtd. Avg. Exercise Price
Outstanding as of beginning of year	456,293	$2.17
Exercised	(175,043)	2.11
Outstanding as of September 30, 2023	281,250	$2.19

Stock options exercisable as of September 30, 2023	281,250	$2.19
As of September 30, 2023, there was $3.3 million of aggregate intrinsic value of outstanding and exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2023. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised was $0.5 million and $3.3 million during the three and nine months ended September 30, 2023, respectively. There were no service-based vesting options granted during the three and nine months ended September 30, 2023. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable as of September 30, 2023 is 2.3 years. There were no unrecognized compensation costs for service vesting-based stock options as of September 30, 2023.
Restricted stock
Service vesting-based restricted stock
The following is a summary of service vesting-based restricted stock activity for the three and nine months ended September 30, 2023, and the status of unvested service vesting-based restricted stock outstanding as of September 30, 2023:

	Nine Months Ended September 30, 2023
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	1,879,215	$28.94
Granted	584,976	17.57
Vested	(892,512)	25.95
Forfeited	(151,984)	28.25
Non-vested as of September 30, 2023	1,419,695	$26.21
The aggregate fair value of the service vesting-based awards granted was $1.0 million and $16.8 million during the three and nine months ended September 30, 2023, respectively. The aggregate fair value of the service vesting-based awards that vested was $5.0 million and $16.9 million during the three and nine months ended September 30, 2023, respectively.
We recognized stock compensation expense related to service vesting-based awards of $9.1 million and $23.3 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, there was $33.0 million in unrecognized compensation costs related to service vesting-based awards. We expect to recognize those costs over 2.2 years.
Market-based restricted stock
The following is a summary of market-based restricted stock activity under our stock option plan for the three and nine months ended September 30, 2023 and the status of market-based restricted stock outstanding as of September 30, 2023:

	Nine Months Ended September 30, 2023
	Shares	Wtd. Avg. Grant
Outstanding as of beginning of year	271,044	$30.64
Granted	268,738	19.67
Vested	(30,616)	51.65
Non-vested as of September 30, 2023	509,166	$26.00
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
We recognized stock compensation expense of $1.6 million and $4.9 million related to market-based restricted stock awards for the three and nine months ended September 30, 2023, respectively, and $1.2 million and $3.1 million during the three and nine months ended September 30, 2022. As of September 30, 2023, there was $4.9 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1.1 years.
There were no market-based awards granted or vested during the three months ended September 30, 2023 and September 30, 2022. The aggregate fair value of the market-based awards granted was $6.5 million during the nine months ended September 30, 2023, and $6.7 million during the nine months ended September 30, 2022. The aggregate fair value of the market-based awards that vested was $0.7 million during the nine months ended September 30, 2023, and $5.0 million during the nine months ended September 30, 2022.
Total stock compensation expense
Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, with awards generally vesting over a 4 year period, and forfeitures recognized as incurred. We recorded total stock compensation expense for the three and nine months ended September 30, 2023 and 2022, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Cost of revenue	$1,409	$809	$4,252	$2,619
General and administrative costs	3,696	3,959	10,544	10,687
Sales and marketing costs	2,225	829	4,563	2,272
Research and development costs	1,787	702	3,978	2,093
Total	$9,117	$6,299	$23,337	$17,671
17.    Income taxes
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
The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. The income tax expense of $0.2 million for the nine months ended September 30, 2023 resulted in an effective income tax rate of negative 0.4%. Included in the $0.2 million was a discrete tax benefit of $1.2 million related to stock compensation shortfall tax expenses, which were offset by a change in the valuation allowance.
The Company’s US projected effective income tax rate without discrete items was negative 0.4%, which is lower than the US federal statutory rate of 21% primarily due to the increase in the valuation allowance on US deferred tax assets and non-deductible executive compensation offset by a non-taxable gain, state tax benefits, and research tax credits.
Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. In determining the need for a valuation allowance, the Company’s management evaluates both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. After reviewing the evidence available, the Company’s management believes there is uncertainty regarding the future realizability of the U.S. net operating loss carryforward and is projecting a full valuation allowance of $48.2 million by year end. If operating results improve and projections indicate future utilization of the tax attributes, all or a portion of the valuation allowance would be released, resulting in a corresponding non-cash income tax benefit.

18.    Net loss per common share
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
The following table presents computations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and earnings per share data)	2023	2022	2023	2022
Basic earnings (loss) per common share
Numerator:
Net loss	$(29,132)	$(10,317)	$(53,045)	$(90,616)
Net loss allocated to common shareholders	(29,132)	(10,317)	(53,045)	(90,616)

Denominator:
Weighted-average common shares issued and outstanding	43,570,438	42,647,967	43,348,412	42,376,392
Basic and diluted loss per common share	$(0.67)	$(0.24)	$(1.22)	$(2.14)
The following table sets forth the number of weighted-average common shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options and restricted stock awards	2,636,283	2,022,405	3,007,126	2,678,601
Total	2,636,283	2,022,405	3,007,126	2,678,601
19.    Employee benefit plan
The Company sponsors 401(k) defined contribution plans for its employees. These plans provide for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to these plans, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $0.3 million and $0.9 million in contributions to the plan for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively.
20.    Subsequent events
The Company has evaluated events subsequent to September 30, 2023 through the date of this filing to assess the need for potential recognition or disclosure.
On October 19, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Casdin, whereby the Company sold, and Casdin purchased, 927,165 shares of common stock of the Company, par value $0.001 per share, at a purchase price of $11.19 per share for an aggregate purchase price of $10,374,976.35 (the “Private

Placement”). For further information on the Purchase Agreement, please see the Company’s Form 8-K filed with the SEC on October 19, 2023.
Additionally, on October 19, 2023, Michael Rice, the Chief Executive Officer and Chairman of the Board of Directors of the Company (the "Board"), retired from his positions as Chairman of the Board and Chief Executive Officer of the Company. Mr. Rice’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Rice’s resignation, the Company and Mr. Rice entered into a Separation, Release of Claims and Consulting Agreement (the "Separation Agreement") on October 19, 2023 (the “Separation Date”), pursuant to which Mr. Rice will serve as a consultant for the Company beginning on the Separation Date and ending on the six-month anniversary thereof.
On October 19, 2023, the Board appointed Roderick de Greef as the President and Chief Executive Officer of the Company and Chairman of the Board. In connection with Mr. de Greef’s appointment as Chief Executive Officer, on October 19, 2023, the Company and Mr. de Greef entered into an Employment Agreement (the “de Greef Employment Agreement”).
For further information on the resignation of Mr. Rice and appointment of Mr. de Greef, including the Separation Agreement and de Greef Employment Agreement referenced above, please see the Company's Form 8-K filed with the SEC on October 23, 2023.
Other than the events outlined above, based upon this evaluation, it was determined that no other subsequent events occurred that require recognition or disclosure in the Consolidated Financial Statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations
Forward looking statements

Certain statements contained in this Quarterly Report on Form 10-Q are not historical facts and may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plans,” “expects,” “believes,” “anticipates,” “designed,” and similar words are intended to identify forward-looking statements. Forward-looking statements are based on our current expectations and beliefs, and involve a number of risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from those stated or implied by the forward-looking statements. A description of certain of these risks, uncertainties and other matters can be found in filings we make with the U.S. Securities and Exchange Commission (the “SEC”), all of which are available at www.sec.gov, including our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023. Because forward-looking statements involve risks and uncertainties, actual results and events may differ materially from results and events currently expected by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances that occur after the date hereof or to reflect any change in its expectations with regard to these forward-looking statements or the occurrence of unanticipated events.

Overview
Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our Annual Report.
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
Our current portfolio of bioproduction tools and services is composed of three revenue lines that contain seven main offerings: (i) cell processing (including biopreservation media for the preservation of cells and tissues, human platelet lysate media for the supplementation of cell expansion, cryogenic vials and automated fill machines that provide high-quality, efficient, and precise mixes of solutions), (ii) freezers and thaw systems (including a full line of mechanical ultra-low temperature (“ULT”), isothermal, and liquid nitrogen freezers and accessories, automated thaw devices which provide controlled, consistent thawing of frozen biologics in vials and cryobags), and (iii) biostorage services (including biological and pharmaceutical storage services, and “smart”, cloud connected devices for transporting biologic payloads).
We currently operate as one bioproduction tools and services reporting segment which supports several steps in the biologic material manufacturing and delivery process. We have a diversified portfolio of tools and services that focuses on biopreservation, cell processing, frozen biologic storage products and services, cold-chain transportation, and thawing of biologic materials. We have in-house expertise in cryobiology and continue to capitalize on opportunities to maximize the value of our product platform for our extensive customer base through both organic growth innovations and acquisitions.
Our products
Our bioproduction tools and services are composed of three revenue lines that contain seven main offerings:
•Cell processing
◦Biopreservation media
◦Human platelet lysate media (“hPL”), cryogenic vials, and automated cell-processing fill machines
•Freezers and thaw systems
◦Ultra-low temperature freezers
◦Cryogenic freezers and accessories
◦Automated thawing devices
•Biostorage services
◦Biological and pharmaceutical material storage
◦Cloud connected “smart” shipping containers

Biopreservation media
Our proprietary biopreservation media products, HypoThermosol FRS and CryoStor, are formulated to mitigate preservation-induced, delayed-onset cell damage and death, which result when cells and tissues are subjected to reduced temperatures. Our technology can provide our CGT customers with significant shelf-life extension of biologic source material and final cell products and can also greatly improve post-preservation cell and tissue viability and function. Our biopreservation media are serum-free, protein-free, fully defined, and manufactured under current Good Manufacturing Practices ("cGMP"). We strive to source wherever possible, the highest available grade, multi-compendium raw materials. We estimate our cell processing products have been incorporated in over 700 customer clinical applications, including numerous chimeric antigen receptor (“CAR”) T cell and other cell types.
Stability (i.e. shelf-life) and functional recovery are crucial aspects of academic research and clinical practice in the biopreservation of biologic-based source material, intermediate derivatives, and isolated, derived, and expanded cellular products and therapies. Limited stability is especially critical in the CGT field, where harvested cells and tissues will lose viability over time, if not maintained appropriately at normothermic body temperature (37ºC) or stored in a hypothermic state in an effective preservation medium. Chilling (hypothermia) is used to reduce metabolism and delay degradation of harvested cells and tissues. However, subjecting biologic material to hypothermic environments induces damaging molecular stress and structural changes. Although cooling successfully reduces metabolism (i.e., lowers demand for energy), various levels of cellular damage and death occur when using suboptimal methods. Traditional biopreservation media range from simple “balanced salt” (electrolyte) formulations to complex mixtures of electrolytes, energy substrates such as sugars, osmotic buffering agents and antibiotics. The limited stability, which results from the use of these traditional biopreservation media formulations, is a significant shortcoming that our optimized proprietary products address with great success.
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
Competing biopreservation media products are often formulated with simple isotonic media cocktails, animal serum, potentially a single sugar or human protein. A key differentiator of our proprietary HypoThermosol FRS and CryoStor formulation is the engineered optimization of the key ionic component concentrations for low temperature environments, as opposed to normothermic body temperature around 37°C, as found in culture media or saline-based isotonic formulas. Competing cryopreservation freeze media is often composed of a single permeating cryoprotectant such as dimethyl sulfoxide (“DMSO”). Our CryoStor formulations incorporate multiple permeating and non-permeating cryoprotectant agents which allow for multiple mechanisms of protection and reduces the dependence on a single cryoprotectant. We believe that our products offer significant advantages over in-house formulations, or commercial “generic” preservation media, including, time savings, improved quality of components, more rigorous quality control release testing, cost effectiveness, and improved preservation efficacy.
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
Critical accounting policies and estimates
A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to the recently updated policy below in addition to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 1 to the Consolidated Financial Statements included in our Annual Report and Note 1 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

We expense stock-based compensation for stock options, restricted stock awards, and performance awards over the requisite service period. For awards with only a service condition, we expense stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with a market condition, we expense over the vesting period regardless of the value that the award recipients will ultimately receive. Share-based compensation expense from both service vesting-based and market-based awards are adjusted for forfeitures as incurred.

Results of operations
The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the related footnotes thereto.
Revenues
Total revenue for three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Product revenue
Freezer and thaw	$13,188	$15,326	$(2,138)	(14)%	$39,417	$49,331	$(9,914)	(20)%
Cell processing	13,338	18,082	$(4,744)	(26)%	51,004	48,336	$2,668	6%
Biostorage services	365	260	$105	40%	1,099	560	$539	96%
Service revenue
Biostorage services	4,186	4,312	$(126)	(3)%	12,166	11,099	$1,067	10%
Freezer and thaw	192	18	$174	NM	877	18	$859	NM
Rental revenue
Biostorage services	2,059	2,749	$(690)	(25)%	5,975	8,156	$(2,181)	(27)%
Total revenue	$33,328	$40,747	$(7,419)	(18)%	$110,538	$117,500	$(6,962)	(6)%
Product revenue
Product revenue was $26.9 million for the three months ended September 30, 2023, representing a decrease of $6.8 million, or 20%, compared with the same period in 2022, and was $91.5 million for the nine months ended September 30, 2023, representing a decrease of $6.7 million, or 6.8%, compared with the same period in 2022. The decrease for the three months ended September 30, 2023 is primarily driven by decreases in sales within our ULT freezer and thaw and cell processing product lines compared to the same period in 2022, while the decrease for the nine months ended September 30, 2023 can be attributed to decreases in sales within our ULT freezer and thaw product line. Decreases in cell processing product revenues are largely driven by an overall decrease in capital expenditure investment from the broader biopharma markets in addition to our customers destocking inventory levels compared to the prior year.
Product revenue from our freezer and thaw products decreased by $2.1 million and $9.9 million, or 14% and 20%, in the three and nine months ended September 30, 2023, respectively, compared with the same period in 2022. The decrease can be attributed to a decrease in sales of our ULT freezer line compared to the prior year.
Product revenue from our cell processing products decreased by $4.7 million, or by 26%, during the three months ended September 30, 2023, and increased by $2.7 million, or by 6%, in the nine months ended September 30, 2023, respectively, compared with the same periods in 2022. The decrease in revenue from cell processing products is driven by customers reducing safety stock levels and an overall decrease in capital expenditure investment from the broader biopharma markets.
Product revenue from our biostorage services increased by $0.1 million and $0.5 million, or 40% and 96%, in the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022. The increases relate to larger volumes of consumables sold from our evo product line.
Service revenue
Service revenue was $4.4 million and $13.0 million for the three and nine months ended September 30, 2023, respectively, representing an increase of $48 thousand and $1.9 million, or 1% and 17%, compared with the same periods in 2022. The increase relates primarily to the expansion of service revenues generated by SciSafe storage services.

Rental revenue
Rental revenue was $2.1 million and $6.0 million for the three and nine months ended September 30, 2023, respectively, representing a decrease of $0.7 million and $2.2 million, or 25% and 27%, compared with the same periods in 2022. The decrease can be attributed to the expiration of an agreement with a major customer for the storage of material inputs in the COVID-19 vaccine during the prior year.
Costs and operating expenses
Total costs and operating expenses for three and nine months ended September 30, 2023 and 2022 were composed of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of product, rental, and service revenue	$21,679	$27,009	$(5,330)	(20)%	$73,036	$77,649	$(4,613)	(6)%
General and administrative	12,513	11,916	$597	5%	42,757	35,098	$7,659	22%
Sales and marketing	7,256	5,278	$1,978	37%	20,045	15,601	$4,444	28%
Research and development	5,402	3,425	$1,977	58%	14,397	10,634	$3,763	35%
Asset impairment charges	15,485	—	$15,485	—%	15,485	69,900	$(54,415)	(78)%
Intangible asset amortization	1,356	2,513	$(1,157)	(46)%	4,266	8,236	$(3,970)	(48)%
Change in fair value of contingent consideration	(1,580)	2,346	$(3,926)	NM	(1,778)	(3,348)	$1,570	NM
Total operating expenses	$62,111	$52,487	$9,624	18%	$168,208	$213,770	$(45,562)	(21)%
Cost of product, rental, and service revenue
Cost of revenue decreased $5.3 million and $4.6 million for the three and nine months ended September 30, 2023, or 20% and 6%, respectively, compared to the same periods in 2022, due primarily to decreases in sales across multiple product lines compared to the prior year.
Cost of revenue inclusive of intangible amortization related to acquired technology was 67% and 68% as a percentage of revenue for the three and nine months ended September 30, 2023, respectively, compared to 67% and 69% as a percentage of revenue for the three and nine months ended September 30, 2022, respectively. The decrease in cost of revenue inclusive of intangible amortization related to acquired technology for the nine months ended September 30, 2023 is a result of a favorable product mix in our media product line and a greater concentration of higher margin revenue as a percentage of total revenue, offset by increases in personnel expenses, including stock-based compensation expenses, and an increase in inventory reserve compared to the prior year.
General and administrative
General and administrative (“G&A”) expense consists primarily of personnel-related costs, including non-cash stock-based expense for administrative personnel and members of the board of directors, professional fees, such as accounting and legal, and corporate insurance.
G&A expenses for the three and nine months ended September 30, 2023 increased $0.6 million and $7.7 million, or 5% and 22%, respectively, compared with the same periods in 2022. The increase reflects increased headcount compared to the prior year, driving increases in personnel expenses from stock-based compensation and increases in professional services fees. We additionally experienced one-time increases in severance costs compared to the prior year.
We expect G&A expense to decrease in future periods due to the ongoing initiative to divest the freezer product lines from our current product portfolio.

Sales and marketing
Sales and marketing expense (“S&M”) consists primarily of salaries and other personnel-related costs, including non-cash stock-based expense, for sales and marketing personnel, consulting fees, trade show costs, travel expenses, sales commissions, and advertising costs.
S&M expense for the three and nine months ended September 30, 2023 increased $2.0 million and $4.4 million, or 37% and 28%, respectively, compared with the same periods in 2022. The increase is primarily due to one-time increases in severance costs in addition to increased marketing and advertising fees associated with sales expansion efforts.
We expect S&M expense to decrease in future periods due to the ongoing initiative to divest the freezer product lines from our current product portfolio.
Research and development
Research and development (“R&D”) expense consists primarily of salaries and other personnel-related costs, including non-cash stock-based compensation expense, for research and development personnel, consulting fees, and external product development service costs.
R&D expense for the three and nine months ended September 30, 2023 increased $2.0 million and $3.8 million, or 58% and 35%, respectively, compared with the same period in 2022. The increase is primarily due to a $1.0 million write-off of R&D supplies from the Freezer Business, one-time increases in severance costs, and research milestone payments.
We expect our R&D expense to decrease in future periods due to the ongoing initiative to divest the freezer product lines from our current product portfolio.
Asset impairment charges
Relates to the non-cash write-down of both property and equipment and definite-lived intangible assets that resulted from a quantitative fair value assessment performed as of September 30, 2023. Macroeconomic conditions and the announcement of efforts to divest the Freezer Business resulted in assessing the associated long-lived assets for impairment. For more information on the nature of the impairment charges assessed, see Note 3.
Intangible asset amortization
Intangible asset amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions of Astero, SAVSU, CBS, SciSafe, Global Cooling, and Sexton in which we acquired definite-lived intangible assets.
Change in fair value of contingent consideration
Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our SciSafe acquisition. The benefit recognized in the three and nine months ended September 30, 2023 relates primarily to changes in our estimated probability of achieving budgeted operational results set forth within our contingent consideration arrangement, as certain contingent consideration arrangements are payable in BioLife’s shares.

Other (expense) income
Total other income and expenses for the three and nine months ended September 30, 2023 and 2022 were composed of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Change in fair value of investments	$—	$697	$(697)	NM	$—	$697	$(697)	NM
Gain on settlement of Global Cooling escrow	$—	$—	$-	NM	$5,115	$—	$5,115	NM
Interest expense, net	$(476)	$(15)	$(461)	3073%	$(1,305)	$(250)	$(1,055)	422%
Other income	242	142	$100	NM	1,027	270	$757	280%
Total other (expense) income, net	$(234)	$824	$(1,058)	(128)%	$4,837	$717	$4,120	575%
Change in fair value of investments
Reflects the change in fair value of the Company’s equity investments.
Gain on settlement of Global Cooling escrow
Reflects the non-cash gain associated with our settlement of an indemnification in connection with our acquisition of Global Cooling, and subsequent release to us of certain shares of our common stock from the third-party escrow account established in connection with that transaction. For additional information, see Note 13.
Interest expense, net
Interest expense, net incurred during the three and nine months ended September 30, 2023 related primarily to the term loan obtained in September 2022, financed insurance premiums, and a loan assumed in the acquisition of Global Cooling. We also earn interest on cash held in our money market account. Increases in interest expenses during the three and nine months ended September 30, 2023 can also be attributed to the increases in interest rates set by the United States Federal Reserve, causing the variable interest component on our 2022 term loan to be exposed to increasing interest rates.
Liquidity and capital resources
On September 30, 2023 and December 31, 2022, we had $42.2 million and $64.1 million in cash, cash equivalents, and available-for-sale securities, respectively. We also have the ability to borrow up to an additional $10.0 million under our 2022 term loan 3. See Note 14: Long-term debt for additional details on borrowing requirements under 2022 term loan 3. Additionally, on October 19, 2023, we entered into a Securities Purchase Agreement with Casdin whereby the Company sold, and Casdin purchased, 927,165 shares of common stock of the Company at a share price of $11.19 per share for an aggregate purchase price of $10,374,976, infusing additional capital into the Company. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q. However, the Company may choose to raise additional capital through a debt or equity financing for strategic purposes. Additional capital, if required, may not be available on reasonable terms, if at all.

Cash flows

	Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change
Operating activities	$(14,809)	$(16,345)	$1,536
Investing activities	13,880	(43,223)	$57,103
Financing activities	750	$16,941	$(16,191)
Net decrease in cash and cash equivalents	$(179)	$(42,627)	$42,448
Net cash used in operating activities
Net cash used by operating activities was $14.8 million during the nine months ended September 30, 2023 compared to $16.3 million during the nine months ended September 30, 2022. The decrease in cash used by operating activities was primarily due to the result of the timing of collection and disbursement of working capital related items in accounts receivable, prepaid expenses, and accounts payable.
Net cash provided by (used in) investing activities
Net cash provided by investing activities totaled $13.9 million during the nine months ended September 30, 2023 compared to $43.2 million used by investing activities for the nine months ended September 30, 2022. The increase in cash provided by investing activities was primarily driven by $42.5 million in maturities of our investments in available-for-sale marketable securities made throughout the year ended December 31, 2022. This was offset by $22.7 million in investments made in additional available-for-sale marketable securities in addition to $8.5 million of property and equipment and assets held for rent purchases.
Net cash provided by financing activities
Net cash provided by financing activities totaled $0.8 million during the nine months ended September 30, 2023, compared to $16.9 million used in financing activities during the nine months ended September 30, 2022. The decrease in cash provided by financing activities was primarily the result of the proceeds of the $20.0 million term loan executed during the nine months ended September 30, 2022 with no similar financing transaction taking place during the nine months ended September 30, 2023.
Off-balance sheet arrangements
As of September 30, 2023, we did not have any off-balance sheet arrangements.
Contractual obligations
Our material cash requirements include contractual and other obligations which we previously disclosed within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Other than the contractual obligation listed below, there have been no significant changes to these obligations in the three months ended September 30, 2023.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of September 30, 2023, our total short-term obligations were $14.3 million.

Item 3. Quantitative and qualitative disclosures about market risk
Interest rate risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. Our long-term debt primarily bears interest at a fixed rate, with a variable component subject to an interest rate ceiling. Fluctuations in interest rates therefore do not materially impact our consolidated financial statements from long-term debt. For additional information, see Note 14.
Foreign currency exchange risk
For a discussion of market risks related to foreign currency exchange rates, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. During the nine months ended September 30, 2023, there were no material changes or developments that would materially alter the market risk assessment of our exposures to foreign currency exchange rates performed as of December 31, 2022.
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were not effective, due to the material weaknesses in our internal controls over financial reporting. As previously reported, we identified material weaknesses in our internal controls over financial reporting as of December 31, 2022 with regard to (i) inappropriately designed entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements attributed to an insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, ineffective identification and assessment or risks impacting internal control over financial reporting, and ineffective monitoring controls; (ii) information system logical access within certain key financial systems; (iii) accounting policies and procedures and related controls over complex financial statement areas; (iv) accounting policies, procedures, and related controls over revenue recognition and procure to pay processes; and (v) inadequate risk assessment procedures, or maintenance of effectively designed and implemented accounting policies, procedures, and related controls, over the recognition and measurement of indirect tax liabilities in the consolidated financial statements in accordance with the applicable financial reporting requirements.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Control
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within BioLife Solutions have been detected.
Remediation
We are continuing to implement remediation plans outlined in our Annual Report. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weaknesses. Management, with the oversight of the Audit Committee of the Board, will continue to take steps necessary to remedy the material weaknesses to reinforce the overall design and capability of our control environment.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

During our fiscal quarter ended September 30, 2023, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors entered into contracts, instructions, or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” The following table identifies and provides the material terms of the Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted or terminated by our officers and directors during the three months ended September 30, 2023.

Name and Position	Plan Adoption / Termination	Plan Adoption / Termination Date	Expiration Date	Number of Shares Purchased (Sold) / Terminated under Plan
Aby J. Mathew, EVP & Chief Scientific Officer(1)	Termination	August 17, 2023	December 31, 2023	123,404
(1) On August 17, 2023, Aby J. Mathew, EVP & Chief Scientific Officer, terminated the remaining portion of his 10b5-1 Plan originally adopted on November 15, 2022 for the sale of up to 263,404 shares of the Company's common stock until December 31, 2023. The trading arrangement was in place solely for the potential exercise of vested stock options and for sales intended to satisfy tax obligations payable due to the vesting and settlement of certain restricted stock awards. Since the adoption of the 10b5-1 Plan, 140,000 shares of the Company's common stock were sold out of the original 263,404 shares.

Item 6. Exhibits

Exhibit No.	Description

10.1	Form of Amendment to Employment Terms (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed August 16, 2023)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Company specifically incorporates the foregoing information into those documents by reference.

**	In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Date: November 9, 2023	/s/ Troy Wichterman
Troy Wichterman
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)