Form 10-K
period 2023-12-31
BIOLIFE SOLUTIONS INC
filed 2024-02-29
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No  ☑
As of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity (based on closing price on June 30, 2023 of $22.10 per share) held by non-affiliates was approximately $774 million.
As of February 22, 2024, 45.3 million shares of the registrant’s common stock were outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K” or “Annual Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Form 10-K do not constitute guarantees of future performance, and actual results could differ materially from those contained in the forward-looking statements. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about our products, customers, regulatory approvals, the potential utility of and market for our products and services, our ability to implement our business strategy and anticipated business and operations (including with respect to acquired businesses), future financial and operational performance, our anticipated future growth strategy, the expected benefits and other statements relating to our divestitures and acquisitions, capital requirements, intellectual property, suppliers, joint venture partners, future financial and operating results, the impact of macroeconomic developments (including the ongoing effects of the coronavirus (“COVID-19”) pandemic, plans, objectives, expectations and intentions, revenues, costs and expenses, interest rates, outcome of contingencies, business strategies, regulatory filings and requirements, the estimated potential size of markets, the terms of any capital financing agreements and other statements that are not historical facts. You can find many of these statements by looking for words like “believes”, “expects”, “anticipates”, “estimates”, “may”, “should”, “will”, “could”, “plan”, “intend”, or similar expressions in this Form 10-K. We intend that such forward-looking statements be subject to the safe harbors for such statements.

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

All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as may be required under applicable United States (“U.S.”) securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
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
We currently operate as one bioproduction tools and services business which supports several steps in the biologic material manufacturing and delivery process. We have a diversified portfolio of tools and services that focuses on biopreservation, cell processing, frozen biologic storage products and services, cold-chain logistics, and thawing of biologic materials. We have in-house expertise in cryobiology and the broader CGT workflow, and continue to evaluate opportunities to maximize the value of our product platforms for our extensive customer base through organic growth innovations, partnerships, and acquisitions.
Our products
Our bioproduction tools and services are comprised of three revenue lines that contain seven main offerings:
•Cell processing
◦Biopreservation media
◦Human platelet lysate media (“hPL”), cryogenic vials, and automated cell-processing fill machines
•Freezers and thaw systems
◦Ultra-low temperature freezers
◦Cryogenic freezers and accessories
◦Automated thawing devices
•Biostorage services
◦Biological and pharmaceutical material storage and transport
◦Cloud-connected “smart” shipping containers

Subsequent to the second quarter of 2023, we began to seek divestment of our Global Cooling, Inc. (“GCI”) and Custom Biogenic Systems (“CBS”) freezer product lines (the “Freezer Business”) from our current product portfolio. For additional information regarding our ongoing initiative to divest the Freezer Business, see “Item 1A. Risk Factors” of this Annual Report for additional details.
Cell processing
Biopreservation media

Our proprietary biopreservation media products, HypoThermosol® FRS and CryoStor® Freeze Media, are formulated to mitigate preservation-induced, delayed-onset cell damage and death which result when cells and tissues are subjected to reduced temperatures. Our technology can provide our CGT customers with significant shelf-life extension of biologic source material and final cell products, and can also greatly improve post-preservation cell and tissue viability and function. Our biopreservation media are serum-free, protein-free, fully defined, and manufactured under current Good Manufacturing Practices ("cGMP"). We strive to source wherever possible the highest available grade, Multi-compendial raw materials. Our US FDA Type II Master File applicable to our biopreservation products has been cross referenced over 690 times by our customers, and we believe our cell processing products are utilized in several hundred active clinical trials worldwide.

Stability (i.e. shelf-life) and functional recovery are crucial aspects of academic research and clinical practice in the biopreservation of biologic-based source material, intermediate derivatives, and isolated/derived/expanded cellular products and therapies. Limited stability is especially critical in the CGT field, where harvested cells and tissues will lose viability over time if not maintained appropriately at normothermic body temperature (37ºC) or stored in a hypothermic or cryogenic state in an effective preservation medium.
Chilling (hypothermia) is used to reduce metabolism and delay degradation of harvested cells and tissues. However, subjecting biologic material to hypothermic or cryogenic environments and subsequently rewarming them may also induce damaging molecular stress and structural changes. Although cooling successfully reduces metabolism (i.e., lowers demand for energy), various levels of cellular damage and death occur when using suboptimal methods. Biopreservation media can mitigate the damage from exposure to hypothermic or cryogenic temperatures and subsequent rewarming.
Traditional biopreservation media range from simple “balanced salt” (electrolyte) formulations to complex mixtures of electrolytes, energy substrates such as sugars, osmotic buffering agents, and antibiotics. The resulting limited stability from the use of these traditional biopreservation media formulations is a significant shortcoming that our optimized proprietary products address with great success.
Our scientific research activities over the last 20+ years enabled a detailed understanding of the molecular basis for the hypothermic and cryogenic (low-temperature induced) damage/destruction of cells through apoptosis and necrosis. This research led directly to the development of our HypoThermosol FRS and CryoStor technologies. Our proprietary biopreservation media products are specifically formulated to:
•Minimize cell and tissue swelling
•Reduce free radical levels upon formation
•Maintain appropriate low temperature ionic balances
•Provide regenerative, high-energy substrates to stimulate recovery upon warming
•Avoid the creation of an acidic state (acidosis)
•Inhibit the onset of apoptosis and necrosis
A key feature of our biopreservation media products is their “fully-defined” profile. All of our cGMP products are serum-free, protein-free and are formulated and filled using aseptic processing. We strive to use USP/Multi-compendial grade or the highest quality available synthetic components. All of these features benefit prospective customers by facilitating the qualification process required to incorporate our products into their regulatory filings.
Competing biopreservation media products are often formulated with isotonic media cocktails, animal serum, and potentially a single sugar or human protein. A key differentiator of our proprietary HypoThermosol FRS and CryoStor formulations is the engineered optimization of the key ionic component concentrations for low-temperature environments. This is in contrast to media optimized for normothermic body temperature (around 37°C), as found in culture media or saline-based isotonic formulas. While competing cryopreservation freeze media is often comprised of a single permeating cryoprotectant such as dimethyl sulfoxide (“DMSO”), our CryoStor formulations incorporate multiple permeating and non-permeating cryoprotectant agents, which allows for multiple mechanisms of protection and reduces the dependence on a single cryoprotectant. We believe that our products offer significant advantages over in-house ("home brew") formulations or commercial “generic” biopreservation media. These advantages include time savings, more consistent and higher quality of components, more rigorous quality control release testing, cost effectiveness, and improved preservation efficacy.
The results of independent testing demonstrate that our biopreservation media products significantly extend shelf-life and improve cell and tissue post-thaw viability and function. Our products have demonstrated improved biopreservation outcomes, including greatly extended shelf-life and post-thaw viability and yield across a broad array of cell and tissue types.
We estimate that annual revenue from each customer commercial application in which our products are used could range from $0.5 million to $2.0 million if such application is approved and our customer commences large scale commercial manufacturing of the biologic-based therapy.
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
For our Sexton vials and media, we estimate that annual revenue from each customer commercial application in which these products are used could also range from $0.5 million to $2.0 million, if such application is approved and our customer commences large scale commercial manufacturing of the biologic-based therapy.
Biostorage services
Biological and pharmaceutical storage and transport
We are a premier provider of biological and pharmaceutical storage and cold chain logistics. These services ensure that materials are kept at controlled, target temperatures from the moment they leave the customer’s premises to their ultimate return. Our state-of-the-art monitoring systems allow customers real time tracking of the storage temperatures of their materials throughout the logistics process.
We operate five storage facilities in the USA and one facility in the Netherlands.
Cloud connected “smart” shipping containers
We are a leading developer and supplier of next generation cold chain management tools for cell and gene therapies. Our cloud-connected shipping containers and evo.is cloud app allows biologic products to be traced and tracked in real time. Our evo platform consists of rentable cloud-connected shippers that include technologies enabling tracking software to provide customizable, real-time information on geolocation, payload temperature, ambient temperature, tilt of shipper, humidity, altitude, and alerts when a shipper has been opened. The evo Dry Vapor Shipper (“DVS”) is specifically marketed for use with cell and gene therapies. The evo DVS has several design improvements over traditional competing shipping containers, providing benefits such as extended thermal performance, reduced liquid nitrogen recharge time, improved payload extractors, and the ability to maintain temperature for longer periods if the shipper is tilted on its side.
We partner with couriers with established logistic channels and distribution centers. This strategy greatly reduces the time and resource requirements associated with establishing our own logistics services, such as acquiring and maintaining fleets of delivery vehicles and building specialized facilities around the world. Partnerships with multiple white glove couriers allow us to scale our sales and marketing efforts by leveraging couriers' existing channel relationships, as well as the ongoing efforts of their sales and service teams. Courier partners provide promotional efforts by marketing our evo platform to their existing cell and gene therapy customers as a cost-effective and innovative solution.
Freezers and thaw systems
Ultra-low temperature freezers
Our portfolio of ultra-low temperature freezers range in size from portable units to stationary upright freezers, accommodating a wide variety of use cases. Users can configure these freezers to achieve temperatures between -20°C and -86°C. The portfolio was designed to be environmentally friendly and energy efficient, using as little as 2.8 kWh/day at temperatures of -80°C. The freezers do not use compressor-based or cascade refrigeration systems. Instead, they use patented free-piston Stirling engine technology that uses fewer moving parts.
Cryogenic freezers and accessories
Our line of cryogenic freezers offer leading design and manufacture of state-of-the-art liquid nitrogen laboratory freezers, cryogenic equipment and accessories. Our Isothermal LN2 freezers are constructed with a patented system which stores liquid nitrogen in a jacketed space in the walls of the freezer. This dry storage method eliminates liquid nitrogen contact with stored specimens, reducing the risk of cross-contamination and providing increased user safety in a laboratory setting by limiting liquid nitrogen contact injuries. To accommodate customer requirements, we offer customizable features, including wide bodied and extended height models. Our high-capacity controlled rate freezers (“HCFR”) are designed for large volume storage with customizable freezing programs and the ability to monitor conditions in real time.

To accompany the offerings of cryogenic freezer equipment, we supply equipment for storing critically important biological materials. This storage equipment includes upright freezer racks, chest freezer racks, liquid nitrogen freezer racks, canisters/cassettes and frames, as well as laboratory boxes and dividers. Due to our onsite design and manufacturing capabilities, racks and canisters can be customized to address customers’ varying requirements.
Automated thawing devices
The ThawSTAR® line includes thawing products that control the temperature and timing of the thawing process of biologic material. Our customizable, automated, water-free thawing products use algorithmic programmed heating plates to consistently bring biologic material from a frozen state to a liquid state in a controlled and consistent manner, helping reduce damage during the temperature transition while delivering critical process consistency across cell batches. Use of ThawSTAR products can also reduce risk of contamination versus using a traditional water bath.
Our market opportunity
The CGT market has been rapidly expanding, treating diseases once thought incurable. According to the Alliance for Regenerative Medicine (“ARM”), “2024 State of the Industry Briefing” there were approximately 1,900 ongoing clinical trials utilizing regenerative medicine at year-end 2023, with continued growth in CGT development companies throughout 2023. ARM also reported there was approximately $12 billion invested in the regenerative medicine market in 2023. In addition, ARM predicts up to 17 US and EU cell and gene therapy regulatory approvals may be granted during 2024.
The technologies developed within the CGT market change the ways physicians treat patients. The manufacturing, distribution and the delivery process of these therapies is significantly different from many other types of treatments. We believe we are well positioned to address many of the unique manufacturing challenges in the process of delivering cell and gene therapies.
The bioproduction process
Our various products and services currently integrate into several steps in our customers’ bioproduction workflow process for cell and gene therapies. See the diagram below for an illustration of this process and our product roles. We now offer products that integrate into the critical steps of preservation, thawing, and both fixed and transportable storage under controlled conditions.
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
We leverage our numerous relationships with leading cell and gene therapy companies that use our expanded offering of bioproduction tools and services to cross-sell other parts of the portfolio. Over the last several years, we have built a strong reputation as a trusted supplier of critical tools used in cell and gene therapy and biopharma manufacturing. We believe that our relationships and reputation could enable us to drive further incremental revenue growth through the sale of additional products to a captive customer base. Our products are designed to increase our customers’ product yield and functionality while reducing their risk, and we are committed to supporting our customers with strong service in addition to scientific and technical expertise in the applications of our products.
Business Operations
Research and development
Our research and development activities are focused on evaluating new, potentially disruptive technologies which may add value throughout the cell and gene therapy manufacturing and delivery workflow. We routinely assess and analyze the strengths and weaknesses of competitive and adjacent products, and are engaged in business development discussions on an ongoing basis. We strive to continue to anticipate customer needs in providing enabling technologies in the CGT space.
Sales and marketing
We market and sell our products through direct sales and third-party distribution. We have expanded our global commercial organization over time to continue building relationships within the broader CGT market.
We have experienced field-based sales employees who market our growing product portfolio on a direct basis. Our technical applications engineers and customer care support teams have extensive experience providing support both prior and subsequent to the sale of products.
Our products are also marketed and distributed by STEMCELL Technologies, MilliporeSigma, VWR, Avantor, Thermo Fisher, and several other regional distributors under non-exclusive agreements. In 2023, 2022, and 2021, sales to third-party distributors accounted for 49%, 50%, and 46% of our revenue, respectively.
During the years ended December 31, 2023, 2022, and 2021, we derived approximately 16%, 18%, and 17% of our revenue from the same customer, respectively.
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Years Ended December 31,
Revenue by customers’ geographic locations(1)	2023	2022	2021
United States(2)	80%	79%	85%
Europe, Middle East, Africa (EMEA)	16%	16%	11%
Other	4%	5%	4%
Total revenue	100%	100%	100%
(1) During the year ended December 31, 2023, the Company updated its methodology for determining the country of origin for its sales. Sales are now recorded by shipping country rather than billing country. The Company updated the methodology retrospectively, adjusting the prior year presentation for all regions presented.
(2) The line item presented above previously bifurcated sales between the United States and Canada. Due to the updated methodology for determining the country of origin for sales, it was noted that Canada no longer was a material location to separately disclose. Canada sales have been included within the "Other" line item in the table above and United States sales has been retained as its own line item to more accurately reflect origin of sales for material regions.
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
We seek to manage single-source supplier risk by regularly assessing the quality and capacity of our suppliers, implementing supply and quality agreements where appropriate, and actively managing lead times and inventory levels of sourced components. Pursuant to our supply agreements, we are required to notify customers of any changes to our raw materials. For certain components without a secondary supplier, we estimate that it would take up to six months to find and qualify a second source. Order quantities and lead times for externally sourced components are based on our forecasts, which are derived from historical demand and anticipated future demand. Lead times for components may vary depending on the size of the order, specific supplier requirements, and current market demand for the materials and parts.
We practice continuous improvement based on routine internal audits through our own monitoring of process outputs, external feedback, and audits performed by our partners and customers. In addition, we maintain a business continuity management system that focuses on key areas such as contingency planning, safety stocks and off-site storage of raw materials and finished goods to ensure continuous supply of our products.
Freezers and thaw systems – Ultra-low temperature (“ULT”) freezers are produced in our facilities in Athens, Ohio. As of the second quarter in 2023, we fully transitioned two freezer product lines under our ULT manufacturing operations from a contract manufacturing organization ("CMO") in Ohio to in-house production within the Athens, Ohio facility.
The majority of our isothermal LN2 freezers and related accessories are manufactured in our facility in Bruce Township, Michigan. We are reliant on certain critical suppliers for some components. To date, we have not experienced significant difficulties in obtaining raw materials for the manufacture of our LN2 freezers and related accessories.
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
Biostorage services – Production of our evo cold chain management hardware products is performed by external CMOs and by personnel in our Bruce Township, Michigan facility. As of the year-ended December 31, 2023, we fully transitioned our manufacturing operations from Albuquerque, New Mexico to our facility in Bruce Township, Michigan. We leased a new, smaller facility in Albuquerque, New Mexico to retain engineering and administrative operations personnel. Our QMS is certified to the ISO 9001:2015 standard.
SciSafe operates five cGMP compliant storage facilities in the United States and one facility in the Netherlands, which is registered with the European Regulatory body in Netherlands (IGJ) for Good Distribution of Active Pharmaceutical Ingredients. One facility in the United States is certified to the ISO 20387:2018 standard, and all facilities, both in the United States and the Netherlands, are certified to the ISO 9001:2015 standard. We rely on outside suppliers for the build-out of our cold-storage chambers and stand-alone freezers.

Supply chain constraints - Our domestic and international supply chain operations were affected during the years ended December 31, 2021 and 2022 by the global COVID-19 pandemic and the resulting volatility and uncertainty it caused in the U.S. and international markets. The onset of the COVID-19 pandemic caused supply chains globally to become constrained, and these constraints historically impacted our business through both increased difficulty in obtaining semiconductor chips and increased pricing on available parts across our product lines during the years ended December 31, 2021 and 2022. However, during the year ended December 31, 2023, both availability and pricing of semiconductor chips have improved and no longer pose constraints on our supply chain. We currently have sufficient supply for electrical component parts within our operations and do not foresee constraints to return over our supply chain.
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
Intellectual property
The following table lists our granted and pending patents. We have also obtained certain trademarks and tradenames for our products to distinguish our genuine products from our competitors’ products and we maintain certain details about our processes, products, and strategies as trade secrets. While we believe that the protection of patents and trademarks is important to our business, we also rely on a combination of trade secrets, nondisclosure and confidentiality agreements, scientific expertise, and continuing technological innovation to maintain our competitive position. Despite these precautions, it may be possible for unauthorized third parties to copy certain aspects of our products and/or to obtain and use information that we regard as proprietary (see “Item 1A. Risk Factors” of this Annual Report for additional details). The laws of some foreign countries in which we sell our products do not protect our proprietary rights to the same extent as do the laws of the United States.

	Issued Patents	Patents Applied For	Registered Trademarks
Cell processing	56	16	41
Freezers and thaw systems	85	71	25
Biostorage services	13	33	6
Total	154	120	72
Competition
Our bioproduction products and services compete on the basis of value proposition, performance, quality, cost effectiveness, and application suitability with numerous established technologies. Additional products using new technologies that may be competitive with our products may also be introduced. Many of the companies selling or developing competitive products have greater financial and human resources, R&D, manufacturing and marketing experience than we do. They may undertake their own development of products that are substantially similar to or compete with our products, and they may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may also prove to be more successful in their production, marketing and commercialization activities. We cannot be certain that the research, development and commercialization efforts of our competitors will not render any of our existing or potential products obsolete.

Human capital
We view our employees and our culture as key to our success. As of December 31, 2023, we had 409 full time employees and 5 part-time employees. Our employees are not covered by any collective bargaining agreement. We consider relations with our employees to be good.
Since March 2020, we have operated with a flexible work environment in which positions not essential to being on-site may embrace hybrid ways of working. Overall, we aim to preserve the flexibility offered by hybrid work arrangements while offering our employees a healthy, supportive, and inclusive environment that supports their development, provides connection, and propels team and individual performance.
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
Risks related to our financial condition
Despite our increasingly diversified customer base, we depend on a limited number of customers and products in a limited number of market sectors. If we lose any of these large customers or if there are disruptions in the sales of these products, our net product revenue and operating results could decline significantly.
During the years ended December 31, 2023, 2022, and 2021, we derived approximately 16%, 18%, and 17% of our revenue from the same customer, respectively. No other customer accounted for more than 10% of revenue in the years ended December 31, 2023, 2022 and 2021. In the years ended December 31, 2023, 2022, and 2021, we derived approximately 39%, 36%, and 33% of our revenue from CryoStor products, respectively. Additionally, during the years ended December 31, 2023, 2022 and 2021, we derived approximately 19%, 22% and 22% of our revenues from our 780XLE freezers, respectively. Our principal customers may vary from period to period and such customers may not continue to purchase products from us at current levels or at all. Further, the inability of some of our customers to consummate anticipated purchases of our products due to changes in end-user demand, and other unpredictable factors that may affect customer ordering patterns could lead to significant reductions in net product revenue which could harm our business.
We expect our operating results to fluctuate significantly from period to period.
Our revenue, operating margins and other operating results have varied significantly in the past and may continue to fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include changes in customer demand, pricing pressures applicable to our products, the length of our sales cycles, supply chain and inventory management, changes in competitive conditions, including the introduction of new products and enhancements by our competitors, among other factors described elsewhere in this Annual Report. In addition, following our acquisitions from 2019 through 2021, we have increased our fixed costs and now sell products having higher costs of product revenue than our biopreservation media products. We expect that the result of these acquisitions and subsequent operational decisions regarding the businesses acquired will make it more difficult to predict our revenue and operating results from period-to-period and that, as a result, comparisons of our results of operations are not currently and will not be for the foreseeable future a good indicator of our future performance. For example, if revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions, supply chain issues or otherwise, our results of operations in such period will be harmed because many of our expenses are now relatively fixed. In particular, a large portion of our manufacturing costs, research and development expenses, sales and marketing expenses and general and administrative expenses are not significantly affected by variations in revenue. Further, a shift in product revenue concentration away from our CryoStor products and towards other developing products with higher costs of product revenue will adversely affect our operating margin. If our quarterly operating results fail to meet expectations of investors or research analysts, the price of our common stock may decline.
We have announced that we intend to divest our Freezer Business. The failure to complete such divestiture on favorable terms or at all, or the pursuit of such divestiture, could adversely affect our businesses, results of operations and financial condition.
Subsequent to the second quarter of 2023, we began to actively seek divestment of our Freezer Business to optimize the performance of our product portfolio. Although we are diligently pursuing a sale of the Freezer Business, no potential buyer has yet committed to purchasing the business and we have not yet entered into any agreement for the sale of such business. We may not be successful in selling our Freezer Business in a timely manner, if at all, or may do so on terms that are less favorable than we currently anticipate. If the Freezer Business is not sold as an ongoing business, we may have to liquidate those assets and incur substantial costs to shut down those operations. In addition, we have already recorded impairment charges over the property and equipment and definitive-lived intangible assets of the Freezer Business, as reflected in our consolidated financial statements. See Note 2: Impairment of property and equipment and definite-lived intangible assets, to our consolidated financial statements included in this Annual Report on Form 10-K for more information. If the Freezer Business is sold, it is possible that the net proceeds from the sale could be less than its current carrying value on our books, which would require us to take an additional impairment charge against our earnings in the amount of the difference, which could be significant. Moreover, the announcement and conduct of the divestiture process could cause disruptions in, and create uncertainty surrounding, our Freezer Business, including affecting relationships with its existing and future customers, suppliers and employees, which could have an adverse effect on the Freezer Business’s operations and financial condition, potentially making it more difficult to successfully complete a transaction on favorable terms. The divestiture process may also divert our management’s attention from overseeing and exploring opportunities that may be beneficial to our other businesses and operations. If we are unable to complete a divestiture of our Freezer Business on favorable terms or at all, we may suffer negative publicity, and our business, results of operations, and financial condition may be adversely affected and the price of our common stock may decline.
Risks related to our acquisition strategy
If intangible assets and goodwill that we recorded in connection with our acquisitions become impaired, we may have to take significant charges against earnings.
In connection with the accounting for our completed acquisitions in recent years, we recorded a significant amount of intangible assets, including developed technology, in-process research and development, and customer relationships relating to the acquired product lines, and goodwill. As of December 31, 2023, the net carrying value of our goodwill and other intangible assets totaled $245.9 million. Under generally accepted accounting principles in the United States, we must assess, at least annually and potentially more frequently, whether the value of indefinite-lived intangible assets and goodwill have been impaired. Intangible assets and goodwill are assessed for impairment in the event of an impairment indicator, as was the case in the third quarter of 2023 when we began to actively seek divestment of our GCI and CBS freezer product lines (the “Freezer Business”). The announcement, coupled with broader economic uncertainty leading to reductions in spending across the biopharma industry and our customer base constituted interim triggering events that required further analysis with respect to potential impairment to goodwill, indefinite-lived intangibles, and our long-lived asset groups. As a result of the interim quantitative impairment analysis performed, we recorded a $5.8 million non-cash impairment charge over definite-lived intangible assets reflected in our consolidated statements of operations. Any future reduction or impairment of the value of intangible assets and goodwill will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
Our acquisitions expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.
As a part of our growth strategy, we have made, and may continue to make, selected acquisitions of complementary products and/or businesses. Any acquisition involves numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:
•difficulties in integrating new operations, technologies, products, and personnel;
•problems maintaining uniform procedures, controls, and policies with respect to our financial accounting systems;
•lack of synergies or the inability to realize expected synergies and cost-savings;
•difficulties in managing geographically dispersed operations, including risks associated with entering foreign markets in which we have no or limited prior experience;
•underperformance of any acquired technology, product, or business relative to our expectations and the price we paid;
•negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;
•the potential loss of key employees, customers, and strategic partners of acquired companies;
•claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;
•the assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;
•diversion of management’s attention and company resources from existing operations of the business;
•inconsistencies in standards, controls, procedures, and policies;
•cash expenses and non-cash accounting charges incurred in connection with acquisitions, including unanticipated costs associated with the amortization of intangible assets;
•the impairment of intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies;

•assumption of, or exposure to, historical liabilities of the acquired business, including unknown contingent or similar liabilities, including product liability, that are difficult to identify or accurately quantify; and
•risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property.
In addition, the successful integration of acquired businesses requires significant efforts and expense across all operational areas, including sales and marketing, research and development, manufacturing, finance, legal, and information technologies. Our acquisitions we may not be successful or may not be, or remain, profitable. Our failure to successfully address the foregoing risks may prevent us from achieving the anticipated benefits from any acquisition in a reasonable time frame, or at all.
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
We continue to actively evaluate opportunities and consider other strategic transactions to grow our portfolio of bioproduction tools and services for the cell and gene therapy and broader biopharma markets. In the event we engage in an acquisition or strategic transaction, including by making an investment in another company, we may need to acquire additional financing. Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders (which in the case of certain of our prior acquisitions were significant). We also may be unable to issue our equity to finance or as consideration for any acquisition if the price of our common stock decreases or is volatile. Additionally, any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction may entail numerous operational and financial risks, including the risks outlined above and additionally:
•exposure to unknown financial or product liabilities;
•disruption of our business and diversion of our management's time and attention in order to negotiate and close on such transaction or develop acquired products or technologies;
•higher than expected acquisition and integration costs;
•write-downs of assets or goodwill or impairment charges;
•increased amortization expenses;
•difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•inability to retain key employees of any acquired businesses.
Accordingly, any transactions that we complete could have a material adverse effect on our business, results of operations, financial condition, and prospects.
Risks related to our business and operations
Healthcare reform measures could adversely affect our business and financial results.
The efforts of governmental and third-party payors to contain or reduce the costs of healthcare and, more generally, to reform the U.S. healthcare system may adversely affect the business and financial condition of pharmaceutical and biotechnology companies, including ours. Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably, including by limiting the prices we are able to charge for our products, the amounts of reimbursement available for our products or the acceptance and availability of our products. Efforts by governments and other third-party payors to contain or reduce the costs of healthcare through various means may limit our commercial opportunities and adversely affect our operating results and result in a decrease in the price of our common stock or limit our ability to raise capital.

If our products or the products of our competitors do not perform as expected or the reliability of the technology on which our products are based is questioned, we could experience lost revenue, delayed or reduced market acceptance of our products, increased costs, and damage to our reputation.

Our success depends on the market’s confidence that we can provide reliable, high-quality products to our customers. We believe that customers in our target markets are likely to be particularly sensitive to product defects and errors. Our reputation and the public image of our products and technologies may be impaired if our products or similar products of our competitors fail to perform as expected. In the future, if our products experience, or are perceived to experience, a material defect or error, this could result in loss or delay of revenues, delayed or reduced market acceptance, damage to our reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business, financial condition or results of operations. Such defects or errors could also narrow the scope of the use of our products, which could hinder our success in the market. Even after any underlying concerns or problems are resolved, any lingering concerns in our target market regarding our technology or any manufacturing defects or performance errors in our products could continue to result in lost revenue, delayed or reduced market acceptance, damage to our reputation, increased service and warranty costs and claims against us.

We operate in a highly competitive industry and if we cannot compete effectively, our business, financial condition and operating results could be materially and adversely affected.

The life sciences industry is highly competitive and subject to rapid technological change. We anticipate that we will continue to face increased competition as existing companies may choose to develop new or improved products and as new companies enter the market with new technologies, any of which could compete with our products or even render our products obsolete. Many of our competitors are significantly larger than us and have greater financial, technical, research, marketing, sales, distribution and other resources than us and may have longer operating histories. These companies may develop technologies that are superior alternatives to our products or may be more effective at commercializing and marketing their technologies in products. We may need to improve our existing technologies or develop new technologies for our products to remain competitive. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape. Our competitors may succeed in developing or marketing technologies and products that are more effective or commercially attractive than any that are being developed or marketed by us, or may succeed in obtaining regulatory approval, or introducing or commercializing any such products, prior to us. Such developments could have a material adverse effect on our business, financial condition and results of operations. Also, even if we can compete successfully, we may not continue do so in a profitable manner.
We depend on outside suppliers for all our manufacturing supplies, parts and components.
We rely on outside suppliers, including several single-source suppliers, for all our manufacturing supplies, parts and components. There can be no assurance that, in the future, our current or alternative sources for manufacturing supplies will be able to meet all our demands on a timely basis. Unavailability of necessary components could require us to re-engineer our products to accommodate available substitutions, which could increase costs to us and/or have a material adverse effect on manufacturing schedules, products performance and market acceptance. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We might not be able to find a sufficient alternative supplier in a reasonable amount of time, or on commercially reasonable terms, if at all. If we fail to obtain an alternative supplier for the components of our products, our operations could be disrupted.
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
We currently manufacture all of our biopreservation media products, freezer products and related components. We currently outsource the manufacturing of certain thaw products, certain cold chain products, two ULT freezer models, and components of our LN2 freezers. The manufacturing of our products is difficult and complex. To support our current and prospective clinical customers, we comply with, and intend to continue to comply with, cGMP in the manufacture of our products. Our ability to adequately manufacture and supply our products in a timely matter is dependent on the uninterrupted and efficient operation of our facilities and those of third parties manufacturing certain of our products or producing raw materials and supplies upon which we rely in our manufacturing. The manufacture of our products may be impacted by:
•availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;
•the ongoing capacity of our facilities and those of our outside manufacturers;
•our and our outside manufacturers’ ability to comply with existing and new regulatory requirements, including cGMP;
•inclement weather and natural disasters;
•changes in forecasts of future demand for product components;
•potential facility contamination by microorganisms or viruses;
•updating of manufacturing specifications;
•product quality success rates and yields;
•labor strike; and
•global viruses and pandemics, including COVID-19.

If efficient manufacture and supply of our products is interrupted, we may experience delayed shipments or supply constraints. If we are at any time unable to provide an uninterrupted supply of our products to customers, our customers may be unable to supply their end-products incorporating our products to their patients and other customers, which could materially and adversely affect our product revenue and results of operations. In addition, if we are unable to procure a component from one of our outside manufacturers, we may be required to enter into arrangements with one or more alternative manufacturing companies, which may cause delays in producing components or result in significant increase in expenses.
While we are not currently subject to FDA or other regulatory approvals on substantially all of our products, if our products become subject to regulatory requirements, the manufacture and sale of our products may be delayed or prevented, or we may become subject to increased expenses.
None of our products are subject to FDA regulation. In particular, we are not required to sponsor formal prospective, controlled clinical-trials to establish safety and efficacy. A group of isothermal, standard, and carousel LN2 freezers in our freezers and thaw systems product line is currently regulated as Class 2 medical devices in the EU. Additionally, we comply with cGMP requirements and other relevant quality standards. This is done solely to support our current and prospective clinical customers. However, there can be no assurance that we will not be required to obtain approval from the FDA, or foreign regulatory authorities, as applicable, prior to marketing any of our products in the future. Any such requirements could delay or prevent the sale of our products or may subject us to additional expenses.
Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.
Our business exposes us to potential product liability risks that are inherent in designing, manufacturing, and marketing our products. In particular, we are a supplier of bioproduction tools to the cell and gene therapy industry. Our products are used in basic and applied research, and commercial manufacturing of biologic-based therapies. Customers use our products to maintain the health and function of biologic material during sourcing, manufacturing, storage, and distribution of cells and tissues, and component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products we manufacture or sell could result in an unsafe condition or injury. As a result, we face an inherent risk of damage to our reputation if one or more of our products are, or are alleged to be, defective. We may be exposed to risks from product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. The outcome of litigation, particularly any class-action lawsuits, is difficult to quantify. Plaintiffs often seek recovery of very large or indeterminate amounts, including punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time and the cost to defend against any such litigation, whether or not we are found liable, may be significant. Accordingly, we could experience product liability losses in the future and incur significant costs to defend these claims. While we maintain product liability insurance coverage, which we deem to be adequate based on historical experience, there can be no assurance that coverage will be available for such risks in the future or that, if available, it would prove sufficient to cover potential claims or that the present amount of insurance can be maintained in force at an acceptable cost to us.
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
We are and may become the subject of various claims, litigation or investigations which could have a material adverse effect on our business, financial condition, or results of operations or the price of our common stock.
We are and may become subject to various claims (including “whistleblower” complaints), litigation or investigations, including commercial disputes and employee claims, and from time to time may be involved in governmental or regulatory investigations or similar matters. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation, distract our management and have an adverse impact on our relationship with our existing or prospective clients, distribution partners and other third-parties and could lead to additional related claims. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, financial condition, or results of operations or the price of our common stock.
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
•we were the first to make the inventions covered by each of our issued patents and pending patent applications;
•we were the first to file patent applications for these inventions;
•others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•any of our pending patent applications will result in issued patents;
•any of our patents will be valid or enforceable;
•any patents issued to us will provide us with any competitive advantages, or will not be challenged by third parties; and
•we will develop additional proprietary technologies that are patentable, or the patents of others will not have an adverse effect on our business.
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
We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and we may be unable to protect our rights to, or use of, our technology.
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
If a third party asserts that we infringed its patents or other proprietary rights, we could face a number of risks that could seriously harm our results of operations, financial condition and competitive position, including:
•patent infringement and other intellectual property claims, which would be costly and time consuming to defend, whether or not the claims have merit, and which could delay a product and divert management’s attention from our business;
•substantial damages for past infringement, which we may have to pay if a court determines that our product or technologies infringe a competitor’s patent or other proprietary rights;
•a court prohibiting us from selling or licensing our technologies unless the third party licenses its patents or other proprietary rights to us on commercially reasonable terms, which it is not required to do; and
•if a license is available from a third party, we may have to pay substantial royalties or lump-sum payments or grant cross licenses to our patents or other proprietary rights to obtain that license.
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
Our inability to protect our systems and data from continually evolving cybersecurity risks or other technological risks, including as a result of breaches of our associated third parties' information technology systems, could affect our ability to conduct our business.
In conducting our business, we process, transmit and store sensitive, proprietary and confidential information about our employees, customers, vendors, and other parties, including business and personal information. This information may include account access credentials, credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses and other types of sensitive business or personal information. Some of this information is also processed and stored by our third-party service providers to whom we outsource certain functions and other agents, including our customers, which we refer to collectively as our associated third parties.
We are a regular target of malicious third-party attempts, some of which have been successful, to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures in order to gain unauthorized access to our networks and systems or those of our associated third parties. Such access has led and could lead in the future to the compromise of sensitive, business, personal or confidential information or instructions to transfer funds by us or customers to unauthorized recipients. In the third quarter during the year ended December 31, 2022, we experienced an immaterial security breach that successfully redirected payments from BioLife customers to unauthorized bank accounts. As a result, we proactively employ multiple methods at different layers of our systems to defend our systems against intrusion and attack and to protect the data we collect. These measures have been breached in the past, and we cannot be certain that they will be successful and sufficient to counter current and emerging technology threats that are designed to breach our systems in order to gain access to confidential information.
The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect. Threats to our systems and our associated third parties’ systems can derive and have derived from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure, including as a result of natural disasters, power failures or other events beyond our control. Computer viruses and other malware can be distributed and have infiltrated, and could in the future infiltrate, our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures in the past have not, and in the future, may not, prevent downtime, unauthorized access, or use of sensitive data. Further, while we select our associated third parties carefully, and we seek to ensure that our customers adequately protect their systems and data, we do not control their actions and are not able to oversee their processes. Any problems experienced by our associated third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyber-attacks and security breaches, could adversely affect our ability to conduct our business and our financial condition.
We could also be subject to liability for claims relating to the loss or misuse of personal information, such as violation of data privacy laws. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to our data, including customer information, will be followed or will be adequate to prevent the unauthorized use or disclosure of such data. Any failure to adequately enforce or provide these protective measures or to prevent unauthorized access to our data, including customer information could result in liability, loss of business, protracted and costly litigation, governmental intervention, fines and damage to our reputation.
Risks related to our common stock
Our stock price and volume may be volatile, and purchasers of our securities could incur substantial losses.
The trading price and volume of our common stock, traded on the NASDAQ Capital Market ("NASDAQ"), has been, and may in the future be, volatile. For example, in the year ended December 31, 2023, the highest intra-day sale price of our common stock on NASDAQ was $26.89 per share and the lowest intra-day sale price of our common stock on NASDAQ was $8.92 per share. Our highest trading day volume was 2,242,100 shares traded and the lowest trading day volume was 138,500 shares traded. We may continue to incur substantial increases or decreases in our stock price and volume in the foreseeable future.
Our stock price and trading volume and the market prices and trading volume of many publicly traded companies, including companies in the life sciences industry, have been, and can be expected to be, highly volatile. The future market price and trading volume of our common stock could be significantly impacted by numerous factors, including, but not limited to:
•Future sales of our common stock or other capital raising events by us;
•Sales of our common stock by existing shareholders;
•Changes in our capital structure, including stock splits or reverse stock splits;
•Changes in our product offerings and business structure through acquisitions or divestitures;
•Announcements of technological innovations for new commercial products by our present or potential competitors;
•Developments concerning proprietary rights;
•Adverse results in our field or with clinical tests of our products in customer applications;
•Adverse litigation;
•Unfavorable legislation or regulatory decisions;
•Public concerns regarding our products;
•Variations in quarterly operating results;
•General trends in the health care industry;
•Global viruses, epidemics, and pandemics, including COVID-19; and
•Other factors outside of our control, including significant market fluctuations.

In addition, sales of a substantial number of shares of our common stock or other securities in the public markets (including an issuance by us of additional securities in a public offering or private placement), or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. The sale of a large number of shares of our common stock or other securities also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate
A significant percentage of our outstanding common stock is held by one stockholder, and this stockholder therefore has significant influence on us and our corporate actions.
As of December 31, 2023, based on our review of public filings and the Company’s records, one of our existing stockholders, Casdin Capital, LLC (“Casdin”), owned 8,707,165 shares of our common stock, representing 19.3% of the issued and outstanding shares of common stock. Accordingly, this stockholder has had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all our assets, election of directors and other significant corporate actions. In addition, without the consent of this stockholder where a stockholder vote may be necessary, we could be prevented from entering into transactions that could be beneficial to us.
We do not anticipate declaring any cash dividends on our common stock.
We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and earnings for use in the operation and expansion of our business.

Anti-takeover provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may have the effect of delaying or preventing a change of control or changes in our management, including provisions that:

•authorize our board of directors to issue, without further action by the stockholders, undesignated preferred stock;

•allow stockholders to require us to call a special meeting of stockholders upon written request of the holders of 35% of the outstanding shares entitled to vote thereat;
•establish an advance notice procedure for stockholder nominations;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•specify that no stockholder is permitted to cumulate votes at any election of directors.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us.
Risks related to accounting matters
Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and it is possible that certain transactions or a combination of certain transactions may result in material additional limitations on our ability to use our net operating loss and tax credit carryforwards.
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
We have identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we are unable to develop and maintain an effective system of internal control over financial reporting or disclosure controls and procedures, we may not be able to accurately and timely report financial results or prevent fraud, and our ability to meet our reporting obligations and the trading price of our common stock could be negatively affected.

As described in Item 9A — Controls and Procedures and elsewhere in this Form 10-K, Management identified material weaknesses in our internal control over financial reporting for the fiscal years ended December 31, 2023 and 2022. Effective internal control over financial reporting is necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We regularly review and update our system of internal control over financial reporting, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.

In the course of making our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, we identified several material weaknesses. Material weaknesses were identified in relation to (i) ineffective control environment attributed to the acquisition of six private companies in 2019 – 2021 without the proper internal control infrastructure in place, insufficient resources with the appropriate level of internal controls training, knowledge, and expertise to meet our financial reporting requirements and provide adequate oversight over the performance of internal controls, and turnover in the first half of 2023 in key positions, resulting in a delay in establishing control activities to effectively mitigate the risks; (ii) internal control procedures over certain financial statement areas; and (iii) change management controls over certain key financial systems.

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
To address our material weaknesses, we have developed and begun to implement the remediation plans described in Item 9A — Controls and Procedures and elsewhere in this Form 10-K. However, elements of our remediation plans can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. Any failure to establish and maintain effective internal control over financial reporting and disclosure controls and procedures could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and The NASDAQ Stock Market LLC, we could face severe consequences from those authorities. In either case, it could result in a material adverse effect on our business or have a negative effect on the trading price of our common stock. Further, if we fail to remedy these deficiencies (or any other future deficiencies) or maintain the adequacy of our internal control over financial reporting and disclosure controls and procedures, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of our financial statements will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or disclosure controls and procedures.
Further, in the future, if we cannot conclude that we have effective internal control over financial reporting or disclosure controls and procedures, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, The NASDAQ Stock Market LLC or other regulatory authorities.
Risks related to disruptive events
Public health crises, such as the COVID-19 pandemic, have adversely affected, and could in the future adversely affect, our business, financial condition. results of operations and cash flows.

We are subject to risks associated with public heath crises, including those related to the COVID-19 global pandemic. The COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption, which has had, and may continue to have, an adverse effect our business operations, results of operations, cash flows and financial condition. Other future public health crises may also have a negative impact on our business.

In particular, the financial or operational impacts as a result of COVID-19 or other future public health crises have included, and may in the future include:

•The temporary closure of our manufacturing facilities and/or those of our outside manufacturers;
•Unavailability of supplies and other components for our products, including difficulties in obtaining sheet metal and electrical components incorporating semiconductor chips for the manufacture of our UL freezer products, which have largely abated during the year ended December 31, 2023;
•Costs associated with protecting the health of our employees and adhering to any guidance or orders of various governmental authorities, such masking, testing, and social distancing requirements;
•Risks associated with remote work, including increased cybersecurity risk;
•Widespread staffing shortages;

•Outbreaks of disease in our facilities or those of our third-party service providers, which could require us or them to temporarily shut down business operations or cause a disruption to, or shortage in, our or their workforce;
•Significant volatility or reductions in demand for our products;
•Delays in shipments of our products, which could harm our customer relations and adversely impact our competitive position and sales;
•Restrictions on the ability of our personnel to access customers;
•Challenges to our capacity to manufacture, sell and support the use of our products; and
•Volatility in credit or financial markets.

The extent to which public health crises, including health epidemics and other outbreaks, such as COVID-19, impacts our business or results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others. Such impacts of the COVID-19 pandemic include, among others, the extent of harm to public health, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, the emergence of new variants of COVID-19, some of which may be more transmissible or virulent than the initial strain, and the availability and distribution of effective vaccines and medical treatments, further disruption to the manufacturing of and demand for our products, our ability to effectively manage inventory levels and adjust our production schedules to align with demand, impairments and other charges, the impact of the global business and economic environment on liquidity and the availability of capital, the costs incurred to keep our employees safe while maintaining continued operations, and our ability to effectively motivate and retain the necessary workforce. Even after the COVID-19 pandemic has subsided, we may continue to experience impacts to our business as a result of its global economic impact. In addition, we cannot at this time quantify or forecast the potential business impact of any future public health crisis. To the extent the COVID-19 pandemic or other public health crisis adversely affects our business, results of operations or financial condition, many of the other risks described in this “Risk Factors” section may also be heightened.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
We have a thorough process for identifying, assessing, and managing cybersecurity risks within our broader risk management framework. We gather insights from external experts and internal threat intelligence teams for our cybersecurity risk management program. A dedicated team oversees cybersecurity risk management, led by professionals with deep expertise, including our Vice President, Cybersecurity and Information Security Officer. Our executive leadership, supported by our cybersecurity team, oversees our enterprise risk management and regularly considers cybersecurity and other material risks.
Within our cybersecurity risk management system, our incident management team tracks and logs privacy and security incidents across the Company and third-party service providers. Significant incidents undergo review by a cross-functional group, with immediate escalation for potentially material incidents. We consult with outside counsel as needed, with final decisions made by senior management.

The Audit Committee oversees cybersecurity risks and incidents, ensuring compliance with disclosure requirements and cooperation with law enforcement. Senior management regularly updates the committee on cyber risks and any material incidents.
While our business strategy and financial condition have not been materially affected by cybersecurity risks, we cannot guarantee future immunity. For more details, refer to Item 1A Risk Factors in our Annual Report on Form 10-K.
ITEM 2.    PROPERTIES
Our material office and manufacturing leases are detailed below:

Location	Square Feet	Principal Use	Lease Expiration
Bothell, WA	45,522	Corporate headquarters, manufacturing, research and development, marketing, and administrative offices	July 2031
Woodinville, WA	13,578	Warehouse	January 2030
Albuquerque, NM	2,940	Research and development and administrative offices	April 2027
Bruce Township, MI	106,998	Manufacturing, research and development, and administrative offices	Month to Month
Athens, OH	50,000	Manufacturing, research and development, and administrative offices	March 2028
Nelsonville, OH	24,114	Warehouse	June 2024
Columbus, OH	1,807	Administrative offices	January 2025
Indianapolis, IN	11,415	Manufacturing, research and development, and administrative offices	September 2024
United States	12,500	Biological and pharmaceutical specimen storage	January 2027
United States	26,600	Biological and pharmaceutical specimen storage	March 2024
United States	16,153	Biological and pharmaceutical specimen storage	June 2024
United States	16,800	Biological and pharmaceutical specimen storage	February 2026
United States	26,800	Biological and pharmaceutical specimen storage	November 2031
Netherlands	47,533	Biological and pharmaceutical specimen storage	March 2026
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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information for common stock
Our common stock is traded on the NASDAQ Stock Market under the trading symbol “BLFS.”

Stockholders and dividends
As of February 22, 2024, there were approximately 256 holders of record of our common stock. We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be paid in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations. Any future determination as to the payment of dividends will be at the sole discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors our Board of Directors deems relevant.
Performance graph
The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A under the Exchange Act, or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.
The following graph shows the cumulative total stockholder return on our common stock with the cumulative total return of the S&P Small Cap 600 Index and our peer group, assuming an initial investment of $100 on December 31, 2018 and the reinvestment of all dividends.

Comparison of 5 Years (12/31/2018 to 12/31/2023) Cumulative Total Return Among BioLife Solutions, the S&P Small Cap 600 Index, and the Peer Group Index

400
300
200
100
0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
BLFS
S&P Small Cap 600
Peer Group

Issuer repurchases of equity securities
Not applicable.
ITEM 6.    RESERVED
Reserved.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview

We are a life sciences company that develops, manufactures and supplies bioproduction tools and services which are designed to improve quality and de-risk biologic manufacturing, storage, distribution, and transportation in the cell and gene therapy industry and broader biopharma market. Our products are used in basic and applied research and commercial manufacturing of biologic-based therapies. Customers use our products to maintain the health and function of biologic material during sourcing, manufacturing, storage, and distribution.

Our current portfolio of bioproduction tools and services are comprised of three revenue lines that contain seven main offerings: (i) cell processing (including biopreservation media for the preservation of cells and tissues, human platelet lysate media for the supplementation of cell expansion, cryogenic vials and automated fill machines that provide high-quality, efficient, and precise mixes of solutions), (ii) freezers and thaw systems (including a full line of mechanical ultra-low temperature (“ULT”), isothermal, and liquid nitrogen freezers and accessories, automated thaw devices which provide controlled, consistent thawing of frozen biologics in vials and cryobags), and (iii) Biostorage services (including biological and pharmaceutical storage services and transport, and “smart”, cloud connected devices for transporting biologic payloads).
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
Subsequent to the second quarter of 2023, we began to seek divestment of our Freezer Business from our current product portfolio. For additional information regarding our ongoing initiative to divest the Freezer Business, see “Item 1A. Risk Factors” of this Annual Report for additional details.
Segment reporting
Management views the Company's operations and makes decisions regarding how to allocate resources as one reportable segment and one reporting unit.
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
The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of biopreservation media, ThawSTAR, and freezer products. We recognize product revenue, including shipping and handling charges billed to customers, when we transfer control of our products to our customers. Shipping and handling costs are classified as part of cost of product revenue in the Consolidated Statement of Operations. Service revenues are generated from the storage of biological and pharmaceutical materials. We recognize service revenues over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component or variable consideration as of and during the years ended December 31, 2023, 2022, and 2021.
The Company also generates revenue from the leasing of our property and equipment, operating right-of-use assets, and evo cold chain systems to customers pursuant to service contracts or rental arrangements entered into with the customer. Revenue from these arrangements is not within the scope of FASB ASC Topic 606 as it is within the scope of FASB ASC Topic 842, Leases. All customers leasing shippers currently do so under month-to-month rental arrangements. We account for these rental transactions as operating leases and record rental revenue on a straight-line basis over the rental term.
Business combinations
Amounts paid for acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue obligations. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made, the extent of royalties to be earned in excess of the defined minimum royalties, etc. Management updates these estimates and the related fair value of contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. To the extent our estimates change in the future regarding the likelihood of achieving these targets we may need to record material adjustments to our accrued contingent consideration. Changes in the fair value of contingent consideration are recorded in our Consolidated Statements of Operations. We use the income approach to determine the fair value of certain identifiable intangible assets including customer relationships and developed technology. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. We base our assumptions on estimates of future cash flows, expected growth rates, expected trends in technology, etc. We base the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. We believe the estimated purchased customer relationships, developed technologies, trademarks, tradenames, and patents amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets.
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
Goodwill
We test goodwill for impairment on an annual basis, and between annual tests if events and circumstances indicate it is more likely than not that the fair value of our goodwill is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in the Company’s market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Goodwill is tested for impairment in the fourth quarter of each year, or more frequently as warranted by events or changes in circumstances mentioned above. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further quantitative testing would be necessary. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. The Company operates as one reporting unit as of the goodwill impairment measurement date in the fourth quarter of 2023.
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
We believe that our analysis of historical warranty claim trends and knowledge of potential manufacturing and/or product design improvements or issues provide sufficient information to establish a reasonable estimate for the cost of future warranty claims at the time of sale and our warranty accruals as of the date of our Consolidated Balance Sheets. We believe that our $7.9 million warranty accrual as of December 31, 2023 is adequate and historically has been adequate; however, due to the inherent uncertainty in the accrual estimation process, including forecasting future warranty claims, costs associated with servicing future warranty claims, and unexpected major rework campaigns that may arise in the future, our actual warranty costs incurred may differ from our warranty accrual estimate. An unexpected increase in warranty claims and/or in the costs associated with servicing those claims would result in an increase in our warranty accruals and a decrease in our net earnings.
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
During the year ended December 31, 2023, all contingent consideration liabilities were written off upon assessment of the probability we would achieve certain revenue targets for earnouts. For additional details on the factors considered in the write-off, see Note 3: Fair value measurement within the consolidated financial statements in Part II, Item 8 of this Annual Report.
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
Provision for income taxes
The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss and its forecasted losses in the near-term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, Accounting for Income Taxes, the Company determined that the Company’s recorded deferred tax liabilities as of December 31, 2023 would be a sufficient source of taxable income to realize all of its deferred tax assets except for a portion of its net operating loss carryforwards. As a result, a full valuation allowance on its deferred tax assets was recorded as of December 31, 2023. The Company will continue to assess the realizability of its assets going forward and will adjust the valuation allowance as needed.
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
The Company applies judgment in the determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of December 31, 2023, the Company has an unrecognized tax benefit of $2.2 million related to tax attributes being carried forward. The Company is generally subject to examination by U.S. federal and local income tax authorities for all tax years in which loss carryforward is available.

As of December 31, 2023, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $151.9 million, which is available to reduce future taxable income. Approximately $39.2 million of NOL will expire from 2024 through 2037, and approximately $112.7 million of NOL will be carried forward indefinitely. The NOL carryforwards are subject to an annual limitation in the event of certain cumulative changes in the ownership interest. This limits the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years.
Recent accounting standards update
See Note 1: Organization and significant accounting policies – recent accounting pronouncements, within the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
Discussions of 2021 results and year-to-year comparisons between 2022 and 2021 that are omitted in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.
Results of operations
The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying Consolidated Financial Statements and the related footnotes thereto.
Revenue
Revenue for years ended December 31, 2023, 2022, and 2021 were comprised of the following:

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
(In thousands, except percentages)	2023	2022	2021⁽¹⁾	$ Change	% Change	$ Change	% Change
Product revenue
Freezer and thaw	$50,622	$66,682	$56,620	$(16,060)	(24%)	$10,062	18%
Cell processing	65,772	68,509	44,965	(2,737)	(4%)	23,544	52%
Biostorage services	1,301	809	328	492	61%	481	147%
Service revenue
Freezer and thaw	1,024	74	—	950	1284%	74	—%
Biostorage services	16,527	15,234	9,817	1,293	8%	5,417	55%
Rental revenue
Biostorage services	8,025	10,451	7,426	(2,426)	(23%)	3,025	41%
Total revenue	$143,271	$161,759	$119,156	$(18,488)	(11%)	$42,603	36%
(1)2021 revenue includes product revenue related to Global Cooling from May 3, 2021 through December 31, 2021 and product revenue related to Sexton from September 1, 2021 through December 31, 2021.
Total Revenue decline in the year ended December 31, 2023, as compared to the year ended December 31, 2022, was driven primarily by reduced purchases of ultra-low temperature and LN2 freezers. The Company has seen a decrease in customer purchases of these products as customers have reacted to preserve cash and abstain from acquiring inventory due to increased interest rates across the broader CGT market. Customers also reevaluated safety stock levels in the year ended December 31, 2023 for cell processing products, causing revenue levels to fall approximately 4% from the year ended December 31, 2022.
Revenue concentrations with one customer decreased to 16% in the year ended December 31, 2023 from 18% from the same customer in the year ended December 31, 2022. This concentration remained relatively consistent despite significant changes in product mix, as the customer's reduction in demand for capital purchases was less pronounced than others in 2023.

Revenue is impacted by the relatively high degree of customer concentration, the timing of orders, the development efforts of our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such fluctuations are expected, but they may not be predictive of future revenue or otherwise indicative of a trend.
Costs and operating expenses
Total costs and operating expenses for years ended December 31, 2023, 2022, and 2021 were comprised of the following:

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
(In thousands, except percentages)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Cost of product, rental, and service revenue	$96,519	$107,937	$82,108	$(11,418)	(11%)	$25,829	31%
General and administrative	55,725	47,670	33,668	8,055	17%	14,002	42%
Sales and marketing	24,583	21,570	14,006	3,013	14%	7,564	54%
Research and development	18,796	14,798	11,821	3,998	27%	2,977	25%
Asset impairment charges	15,485	110,364	—	(94,879)	(86%)	110,364	-%
Intangible asset amortization	5,181	9,697	8,202	(4,516)	(47%)	1,495	18%
Acquisition costs	—	18	1,636	(18)	(100)%	(1,618)	(99%)
Change in fair value of contingent consideration	(2,193)	(4,754)	2,875	2,561	(54)%	(7,629)	(265%)
Total operating expenses	$214,096	$307,300	$154,316	$(93,204)	(30%)	$152,984	99%
Cost of product, rental, and service revenue
In the year ended December 31, 2023, cost of product, rental, and service revenue decreased $11.4 million, or 11%, from the year ended December 31, 2022. This decrease was primarily driven by decreased sales compared to the prior year. We expect the cost of product, rental, and service revenue to fluctuate in future quarters based on production volumes and product mix.
Cost of product, rental, and service revenue as a percentage of revenue was 69% and 70% for the years ended December 31, 2023 and 2022, respectively. Cost of product, rental, and service revenue in the years ended December 31, 2023 and 2022 includes zero and $251,000, respectively, in inventory step-up expense recorded in the purchase accounting of our Global Cooling, CBS, and AsteroBio Corporation (“Astero”) acquisitions.
General and administrative expenses
During the years ended December 31, 2023, 2022, and 2021, general and administrative (“G&A”) expense consisted primarily of personnel-related expenses, stock-based compensation, professional fees, such as accounting and consulting fees, and corporate insurance.
In the year ended December 31, 2023, G&A expenses increased by $8.1 million, or 17%, compared with the year ended December 31, 2022. Of this increase, $3.7 million, or 31%, was driven by increased consulting fees related to our strategic transaction on the Freezer Business. The remaining costs primarily relate to an increase of $1.4 million in severance related to the departure of the former CEO and other staff in addition to a reduction in headcount that occurred in the quarter ended September 30, 2023.
Sales and marketing expenses
During the years ended December 31, 2023, 2022, and 2021, sales and marketing expense (“S&M”) consisted primarily of personnel-related costs, stock based compensation, consulting, advertising, and travel expenses.
S&M expense increased $3.0 million in the year ended December 31, 2023, or 14%, compared with the year ended December 31, 2022. The increase is primarily due to $2.0 million of increased stock compensation and $0.7 million of increased advertising.

Research and development expenses
During the years ended December 31, 2023, 2022, and 2021, research and development (“R&D”) expense consisted primarily of personnel-related costs, consulting, research supplies, and milestone expenses related to third party research agreements.
R&D expense increased $4.0 million in the year ended December 31, 2023, or 27%, compared with the year ended December 31, 2022. The increase is primarily due to $2.5 million of increased stock-based compensation expenses and $1.0 million of scrapped research materials related to an adjustment in the design of a future freezer product release that rendered certain components obsolete.
Asset impairment charges
Asset impairment charges in the year ended December 31, 2023 consist of the impairment incurred of $15.5 million during the quarter ended September 30, 2023. Asset impairment charges in the year ended December 31, 2022 consist of the impairments incurred of $69.9 million and $40.5 million during the quarter ended June 30, 2022 and impairment assessment date of October 1, 2022, respectively. These impairment charges impacted both definite and indefinite-lived intangible assets acquired during the acquisition of Global Cooling and Custom Biogenic Systems. See Note 2: Impairment of property and equipment and definite-lived intangible assets within the consolidated financial statements in Part II, Item 8 of this Annual Report for more information on the events and assessment leading to these non-cash impairment charges during the years ended December 31, 2023 and 2022.
Intangible asset amortization expense
Amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions of Global Cooling, Custom Biogenic Systems (“CBS”), SciSafe, Sexton, SAVSU Technologies, Inc. (“SAVSU”), and Astero in which we acquired definite-lived intangible assets.
Acquisition costs
Acquisition costs consist of legal, accounting, third-party valuations, and other due diligence costs related to our Global Cooling and Sexton acquisitions.
Change in fair value of contingent consideration
Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our SciSafe and Custom Biogenic Systems acquisitions. The benefit recognized in the year ended December 31, 2023 relates primarily to changes in our estimated probability of achieving earnout targets set forth within the purchase agreements.

Other income and expenses
Total other income and expenses for the years ended December 31, 2023, 2022, and 2021 were comprised of the following:

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
(In thousands, except percentages)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Change in fair value of warrant liability	$—	$—	$(121)	$—	—%	$121	(100)%
Change in fair value of investments	—	697	—	(697)	(100%)	697	—%
Interest expense, net	(1,812)	(687)	(485)	(1,125)	164%	(202)	42%
Other income	1,264	704	289	560	80%	415	144%
Gain on settlement of Global Cooling escrow	5,115	—	—	5,115	—%	—	—%
Gain on acquisition of Sexton Biotechnologies, Inc.	—	—	6,451	—	—%	(6,451)	(100%)
Total other income, net	$4,567	$714	$6,134	$3,853	540%	$(5,420)	(88%)
Change in fair value of warrant liability.
Reflects the changes in fair value associated with the periodic “mark-to-market” valuation of certain warrants that were issued in 2014. See Note 1: Organization and significant accounting policies, “Certain Warrants which have Features that may Result in Cash Settlement” within the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
Change in fair value of investments.
Reflects fair value adjustments to our investment in iVexSol.
Interest expense, net.
Interest expense incurred in the year ended December 31, 2023 related primarily to the loan obtained in September 2022 and two loans that were assumed in the acquisition of Global Cooling. We also earn interest on cash held in our money market account. Increases in interest expenses during the year ended December 31, 2023 can also be attributed primarily to interest incurred on the Term Loan (as defined under Note 13: Long-term debt within the consolidated financial statements in Part II, Item 8 of this Annual Report) drawn in the quarter ended September 30, 2022.
Gain on settlement of Global Cooling escrow.
Reflects the non-cash gain associated with our post-closing adjustments for indemnifications and negotiated terms in connection with our acquisition of Global Cooling, and subsequent release and cancellation of these shares of our common stock from the third-party escrow account established in connection with that transaction. For additional information, see Note 12 within the consolidated financial statements in Part II, Item 8 of this Annual Report.
Gain on acquisition of Sexton Biotechnologies, Inc.
Reflects the non-cash gain associated with our investment in Sexton due to the step-acquisition of the remaining shares of Sexton and subsequent consolidation of Sexton in our financial statements.

Income Tax (Expense) Benefit
Income tax benefit for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
(In thousands, except percentages)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Income tax (expense) benefit	$(169)	$5,022	$20,118	$(5,191)	(103)%	$(15,096)	(75%)
Effective tax rate	—%	4%	69%
The income tax benefit recognized in the year ended December 31, 2023 primarily related to losses generated in 2023. Our effective tax rate for 2023 was lower than the U.S. statutory rate of 21% primarily due to the change in our valuation allowance.
The income tax benefit recognized in the year ended December 31, 2022 primarily related to losses generated in 2022. Our effective tax rate for 2022 was lower than the U.S. statutory rate of 21% primarily due to our valuation allowance.
Liquidity and capital resources
We believe our cash, cash equivalents, restricted cash, cash generated from operations, available-for-sale securities, and credit lines will satisfy, for at least the next twelve months from the date of this filing, our liquidity requirements, both globally and domestically, including the following: working capital needs, capital expenditures, ongoing initiative for divestiture of the Freezer Business, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations.
On December 31, 2023, we had $52.3 million in cash, cash equivalents, and available-for-sale securities, compared to $64.1 million as of December 31, 2022, as follows:

	Year Ended December 31,			2023 vs. 2022
(In thousands, except percentages)	2023	2022	$ Change	% Change
Cash and cash equivalents	$35,407	$19,442	$15,965	82%
Restricted cash	31	31	—	—%
Available-for-sale securities	16,836	44,592	(27,756)	(62)%
Maturities in less than one year	16,288	43,260	(26,972)	(62)%
Maturities in greater than one year	548	1,332	$(784)	(59)%
Total cash, cash equivalents, and available-for-sale securities	$52,274	$64,065	$(11,791)	(18)%
The increase in cash and cash equivalents of $16.0 million as of December 31, 2023 is primarily due to the sale and maturity of our available for sale securities of $27.8 million, change in accounts receivable of $15.4 million, and proceeds from financing activities of $10.6 million. These increases were partially impacted by $14.0 million in net loss after non-cash adjustments, use of cash in accounts payable and inventory of $17.0 million, and acquisition of property and equipment and assets held for rent of $11.2 million.
Our available-for-sale securities consist of U.S. government securities, corporate debt securities, and other debt securities. Management classifies investments at the time of purchase and reevaluates such classification at each balance sheet date. The decrease in available-for-sale securities of $27.8 million resulted from the maturity of $52.7 million of available-for-sale securities during the year, offset by purchases of similar instruments of $27.1 million.
On October 19, 2023, we entered into a Securities Purchase Agreement with Casdin Partners Master Fund, L.P. ("Casdin") whereby the Company sold, and Casdin purchased, 927,165 shares of common stock of the Company at a share price of $11.19 per share for an aggregate purchase price of $10.4 million.
On September 20, 2022, the Company, and certain of its subsidiaries, entered into a term loan agreement, which provided for up to $60 million in aggregate principal to be drawn with $30 million being available upon closing and an additional

$30 million available in three separate tranches, subject to the Company meeting revenue milestones by a certain date or at the discretion of the lender by a certain date. The Company borrowed $20 million upon closing. As of December 31, 2023, the Company had not drawn additional funding outlined within the Loan Agreement. For additional information on terms, see Note 13: Long-term debt within the consolidated financial statements in Part II, Item 8 of this Annual Report.
Cash flows

	Year Ended December 31,			2023 vs. 2022
(In thousands, except percentages)	2023	2022	$ Change	% Change
Operating activities	$(12,498)	$(8,488)	$(4,010)	(47%)
Investing activities	17,837	(58,117)	75,954	131%
Financing activities	10,591	16,316	(5,725)	(35)%
Net increase (decrease) in cash and cash equivalents	$15,930	$(50,289)	$66,219	132%
Operating activities
In the year ended December 31, 2023, our operating activities used cash of $12.5 million reflecting net loss of $66.4 million and non-cash charges totaling $53.9 million primarily related to stock-based compensation, impairment of assets, depreciation, amortization, changes in fair value of contingent consideration, gain on settlement of Global Cooling escrow, and non-cash lease charges. Significant changes in operating assets and liabilities include a decrease of accounts receivable of $15.3 million, an increase in inventory of $8.6 million, and a decrease in accounts payable of $8.4 million.
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
Investing activities
Our investing activities generated $17.8 million of cash in the year ended December 31, 2023. We had $29.1 million in net proceeds of available-for-sale securities to fund capital projects and operations. Capital expenditures and purchases of assets held for rent to maintain and expand the Company's operations used $11.2 million.
Our investing activities used $58.1 million of cash in the year ended December 31, 2022. We invested $44.6 million in available-for-sale securities in addition to continued investment in capital expenditures and purchases of assets held for rent, using an additional $13.9 million.
Financing activities
In the year ended December 31, 2023, cash provided by financing activities was $10.6 million. The increase in cash provided by financing activities compared to the prior year is primarily due to a private placement of $10.4 million and proceeds from financed insurance premiums of $2.6 million, offset by payments on financed insurance premiums of $2.4 million.
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
The following summarizes certain of our contractual obligations as of December 31, 2023 and the effect such obligations are expected to have on our cash flows in the next fiscal year:
Long-term debt, including interest
These amounts represent expected cash payments, including principal and interest. Debt obligations are described in Note 13 of the Consolidated Financial statements in Part II, Item 8 of this Annual Report. As of December 31, 2023, our total obligations were $25.2 million, of which $6.8 million was short-term.
Lease obligations
We have various operating and financing lease agreements for office space, warehouses, manufacturing, research equipment, machinery, and production locations as well as vehicles and other equipment. Lease obligations are described in Note 6 of the Consolidated Financial statements in Part II, Item 8 of this Annual Report. As of December 31, 2023, our total obligations were $17.5 million, of which $3.2 million was short-term.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. As of December 31, 2023, our total obligations were $13.9 million, of which $13.7 million was short-term.
Sales Tax

We are in the process of evaluating a state sales tax liability analysis for states in which we have economic nexus, and collecting exemption documentation from our customers. It is probable that we will be subject to sales tax liabilities plus interest and penalties relating to historical activity in certain states. We have estimated a contingent liability for sales tax which is recorded in the Consolidated Balance Sheet. The liability includes significant judgments and estimates that may change in the future, and the liability may exceed our current estimate. We may be subject to examination by the relevant state tax authorities and we can provide no assurances that outcomes from these examinations will not have a significant effect on our operating results, financial condition, and cash flows.
Capital requirements
Our future capital requirements will depend on many factors, including the following:
•the expansion of our cell and gene therapy tools and services business
•the ability to sustain product revenue and profits of our cell and gene therapy products and services;
•The degree to which we implement additional automated production equipment throughout our facilities;
•our ability to acquire additional cell and gene therapy products and services;
•the scope of and progress made in our research and development activities; and
•the success of any proposed financing efforts.
Absent acquisitions of additional products, product candidates, or intellectual property, we believe our current cash, cash equivalents, and available-for-sale securities balances, in addition to our cash flows from operations, are adequate to meet our cash needs for at least the next 12 months as of the date of this filing. We expect operating expenses in the year ending December 31, 2024 to decrease as we continue to seek opportunities for the divestiture of our freezer product lines from our current product portfolio. We expect to incur continued spending related to the expansion of our other existing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property and equipment, the acquisition of additional cell and gene therapy products and technologies, and continued investment in our intellectual property portfolio.

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
On September 1, 2021, the Company completed the merger of Sexton Merger Sub with and into Sexton and Sexton became a wholly owned subsidiary of the Company (the “Sexton Merger”). As consideration for the Sexton Merger (the “Sexton Merger Consideration”), holders of common stock, preferred stock and options of Sexton, other than the Company (collectively, the “Sexton Participating Holders”), were entitled to receive an aggregate of 530,502 newly issued shares of the Company’s common stock, subject to certain post-closing adjustments, of which 477,452 shares of Common Stock were issued to the Sexton Participating Holders at the Closing, and 53,050 shares of Common Stock, or approximately 10% of the Merger consideration, were deposited into an escrow account for indemnification and post-closing purchase price adjustment purposes. Prior to the merger, the Company held preferred stock in Sexton, which was accounted for using a measurement alternative that measures the securities at cost minus impairment, if any. The Company accounted for the merger as a step acquisition, which required remeasurement of the Company’s existing ownership in Sexton to fair value prior to completing the acquisition method of accounting. Using step acquisition accounting, the Company increased the value of its existing equity interest to its fair value, resulting in the recognition of a non-cash gain of $6.5 million, which was included in the gain on acquisition of Sexton Biotechnologies, Inc. in the Consolidated Statements of Operations in the year ended December 31, 2021. The Company utilized a market-based valuation approach to determine the fair value of the existing equity interest based on the total merger consideration offered and the Company’s stock price at acquisition.
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
The aggregate merger consideration paid pursuant to the GCI Merger Agreement to the GCI Stockholders was 6,646,870 newly issued shares of common stock, provided, however, that the GCI Merger Consideration otherwise payable to GCI Stockholders was subject to the withholding of the GCI Escrow Shares (as defined below) and was subject to reduction for indemnification obligations. The GCI Merger Consideration allocable to one GCI stockholder was reduced by 10,400 shares to satisfy an outstanding note receivable of $374,000. In accordance with ASC 805, the Company recognized the settlement of pre-existing relationships in the forms of cash deposits, trade receivables, and trade payables, which are included in the consideration transferred. The GCI Merger Consideration is not subject to any purchase price adjustments.
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
The GCI Escrow Property was held for a period of up to twenty-four (24) months after the GCI Closing as the sole and exclusive source of payment for any post-GCI Closing indemnification claims (other than fraud claims). On September 28, 2022, BioLife asserted an indemnification claim pursuant to the GCI Merger Agreement. On June 5, 2023, the Company entered into a Settlement Agreement with the representatives of the GCI Stockholders, pursuant to which the parties agreed to release 65% of the General Escrow Shares, totaling 216,024 shares, to the Company from the GCI Escrow Account. These shares were returned to the Company and subsequently cancelled. As a result of the settlement, the Company recorded a $5.1 million gain recognizing the return of the shares during the second quarter of 2023.
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
Supply chain considerations
Our domestic and international supply chain operations were affected during the years ended December 31, 2021 and 2022 by the global COVID-19 pandemic and the resulting volatility and uncertainty it caused in the U.S. and international markets. The onset of the COVID-19 pandemic caused supply chains globally to become constrained, and these constraints historically impacted our business through both increased difficulty in obtaining semiconductor chips and increased pricing on available parts across our product lines during the years ended December 31, 2021 and 2022. However, during the year ended December 31, 2023, both availability and pricing of semiconductor chips have improved and no longer pose constraints on our supply chain. We currently have sufficient supply for electrical component parts within our operations and do not foresee constraints to return over our supply chain.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange risk
The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. Approximately 1% of the Company's consolidated net sales in the year ended December 31, 2023 were made in euros. The Company is exposed to market risk primarily from foreign exchange rate fluctuations of the euro as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end exchange rates between the euro and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Year Ended December 31,
	2023	2022	2021
High	$1.11	$1.15	$1.24
Low	$1.06	$0.95	$1.12
Average	$1.08	$1.05	$1.18
The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency.
The Company does not enter into foreign currency forward contracts to reduce its exposure to foreign currency rate changes on forecasted intercompany sales transactions or on intercompany foreign currency denominated balance sheet positions. Foreign currency transaction gains and losses are included in "Other income" in the Consolidated Statements of Operations. The effect of translating net assets of foreign subsidiaries into U.S. dollars are recorded on the Consolidated Balance Sheet as part of "Accumulated other comprehensive loss, net of taxes".
The effects of a hypothetical 10% appreciation in the U.S. dollar from December 31, 2023 levels against the euro are as follows (in thousands):

Decrease in translation of 2023 earnings into U.S. dollars	$150
Decrease in translation of net assets of foreign subsidiaries	$187
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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
BioLife Solutions, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of BioLife Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an adverse opinion.

Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses in 2023 due to the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Consolidated Financial Statements - Impact of Internal Control over Financial Reporting
As described in Management’s Report on Internal Control Over Financial Reporting, material weaknesses were identified as of December 31, 2023. The prevention, detection, and correction of material misstatements of the consolidated financial statements, is dependent, in part, on management (i) designing and maintaining an effective control environment, including maintaining sufficient resources within the accounting and financial reporting department to review complex financial reporting transactions; and updating and distributing accounting policies and procedures across the organization (ii) designing and implementing effective information and communication process to identify and assess the source of and controls necessary to ensure the reliability of information used in financial reporting and that communicates relevant information about roles and responsibilities for internal control over financial reporting and (iii) designing and implementing effective process-level control activities and general information technology controls related to financial reporting processes. We identified the impact on our audit of the material weaknesses related to the control environment, information and communication, and control activities (“material weaknesses”), as further described in Management’s Report, as a critical audit matter.

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
•We determined the nature and extent of audit procedures that are responsive to the identified material weaknesses and evaluated the evidence obtained from the procedures performed.
•We lowered the threshold used for investigating differences noted for recorded amounts.
•We selected larger sample sizes for tests of details.
•We substantively tested the accuracy and completeness of system-generated reports used in the audit and more extensively tested these reports.
•We increased the extent of supervision over the execution of audit procedures.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2022.

Bellevue, Washington
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
BioLife Solutions, Inc.
Bothell, Washington
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows of BioLife Solutions, Inc. (the “Company”) for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Seattle, Washington
March 31, 2022

BioLife Solutions, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except per share and share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$35,407	$19,442
Restricted cash	31	31
Available-for-sale securities, current portion	16,288	43,260
Accounts receivable, trade, net of allowance for credit losses of $1,710 and $739 as of December 31, 2023 and December 31, 2022, respectively	18,657	33,936
Inventories	43,456	34,904
Prepaid expenses and other current assets	6,765	6,879
Total current assets	120,604	138,452

Assets held for rent, net	7,713	9,064
Property and equipment, net	21,077	23,638
Operating lease right-of-use assets, net	11,446	15,292
Financing lease right-of-use assets, net	94	272
Long-term deposits and other assets	273	281
Available-for-sale securities, long term	548	1,332
Equity Investments	5,069	5,069
Intangible assets, net	21,149	32,088
Goodwill	224,741	224,741
Total assets	$412,714	$450,229

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,940	$15,367
Accrued expenses and other current liabilities	11,932	9,782
Sales taxes payable	5,442	4,151
Warranty liability	7,858	8,312
Lease liabilities, operating, current portion	2,797	2,860
Lease liabilities, financing, current portion	376	158
Debt, current portion	6,833	1,814
Contingent consideration, current portion	—	2,138
Total current liabilities	42,178	44,582

Contingent consideration, long-term	—	2,318
Lease liabilities, operating, long-term	13,205	14,962
Lease liabilities, financing, long-term	1,169	126
Debt, long-term	18,311	23,793
Deferred tax liabilities	188	250
Other long-term liabilities	—	10
Total liabilities	75,051	86,041

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 45,167,225 and 42,832,231 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	45	43
Additional paid-in capital	651,305	611,739
Accumulated other comprehensive loss, net of taxes	(345)	(679)
Accumulated deficit	(313,342)	(246,915)
Total shareholders’ equity	337,663	364,188
Total liabilities and shareholders’ equity	$412,714	$450,229

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements
BioLife Solutions, Inc.
Consolidated Statements of Operations

	Years Ended December 31
(In thousands, except per share and share data)	2023	2022	2021

Product revenue	$117,695	$136,000	$101,913
Service revenue	17,551	15,308	9,817
Rental revenue	8,025	10,451	7,426
Total product, service, and rental revenue	143,271	161,759	119,156
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	75,751	88,519	69,676
Cost of service revenue (exclusive of intangible assets amortization)	15,586	12,360	5,381
Cost of rental revenue (exclusive of intangible assets amortization)	5,182	7,058	7,051
General and administrative	55,725	47,670	33,668
Sales and marketing	24,583	21,570	14,006
Research and development	18,796	14,798	11,821
Asset impairment charges	15,485	110,364	—
Intangible asset amortization	5,181	9,697	8,202
Acquisition costs	—	18	1,636
Change in fair value of contingent consideration	(2,193)	(4,754)	2,875
Total operating expenses	214,096	307,300	154,316
Operating loss	(70,825)	(145,541)	(35,160)

Other income:
Change in fair value of warrant liability	—	—	(121)
Change in fair value of investments	—	697	—
Interest expense, net	(1,812)	(687)	(485)
Other income	1,264	704	289
Gain on settlement of Global Cooling escrow	5,115	—	—
Gain on acquisition of Sexton Biotechnologies, Inc.	—	—	6,451
Total other income, net	4,567	714	6,134

Loss before income tax (expense) benefit	(66,258)	(144,827)	(29,026)
Income tax (expense) benefit	(169)	5,022	20,118
Net loss	$(66,427)	$(139,805)	$(8,908)

Net loss attributable to common shareholders:
Basic and Diluted	$(66,427)	$(139,805)	$(8,908)
Net loss per share attributable to common shareholders:
Basic and Diluted	$(1.52)	$(3.29)	$(0.23)
Weighted average shares used to compute loss per share attributable to common shareholders:
Basic and Diluted	43,719,185	42,481,027	38,503,944

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements
BioLife Solutions, Inc.
Consolidated Statements Of Comprehensive Loss

	Years Ended December 31
(In thousands)	2023	2022	2021

Net loss	$(66,427)	$(139,805)	$(8,908)

Other comprehensive income (loss) - foreign currency translation adjustment, net of tax	278	(347)	(282)
Unrealized gain (loss) on available-for-sale securities, net of tax	56	(50)	-

Comprehensive loss	$(66,093)	$(140,202)	$(9,190)
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.
Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2020	—	$—	33,039,146	$33	$302,598	$—	$(98,202)	$204,429
Stock issued as consideration in GCI acquisition	—	—	6,636,470	7	232,734	—	—	232,741
Stock issued as consideration in Sexton acquisition	—	—	530,502	—	31,977	—	—	31,977
Fees incurred for registration filings	—	—	—	—	(186)	—	—	(186)
Stock-based compensation	—	—	—	—	13,956	—	—	13,956
Stock option exercises	—	—	869,065	1	1,417	—	—	1,418
Cashless exercise of 79,100 warrants	—	—	70,030	—	2,901	—	—	2,901
Stock issued – on vested RSAs	—	—	672,290	1	—	—	—	1
Foreign currency translation	—	—	—	—	—	(282)	—	(282)
Net loss	—	—	—	—	—	—	(8,908)	(8,908)
Balance, December 31, 2021	—	—	41,817,503	42	585,397	(282)	(107,110)	478,047
Stock issued as consideration for SciSafe earnout	—	—	64,130	—	817	—	—	817
Fees incurred for registration filings	—	—	—	—	(131)	—	—	(131)
Stock-based compensation	—	—	—	—	25,334	—	—	25,334
Stock option exercises	—	—	161,646	—	323	—	—	323
Stock issued – on vested RSAs	—	—	788,952	1	(1)	—	—	—
Other comprehensive loss	—	—	—	—	—	(397)	—	(397)
Net loss	—	—	—	—	—	—	(139,805)	(139,805)
Balance, December 31, 2022	—	—	42,832,231	43	611,739	(679)	(246,915)	364,188
Stock issued as consideration for SciSafe earnout	—	—	116,973	—	2,263	—	—	2,263
Fees incurred for registration filings	—	—	—	—	(132)	—	—	(132)
Stock-based compensation	—	—	—	—	31,670	—	—	31,670
Stock option exercises	—	—	239,043	—	507	—	—	507
Stock issued – on vested RSA units	—	—	1,267,837	1	(1)	—	—	—
Settlement of Global Cooling escrow	—	—	(216,024)	—	(5,115)	—	—	(5,115)
Common stock shares issued	—	—	927,165	1	10,374	—	—	10,375
Other comprehensive loss	—	—	—	—	—	334	—	334
Net loss	—	—	—	—	—	—	(66,427)	(66,427)
Balance, December 31, 2023	—	$—	45,167,225	$45	$651,305	$(345)	$(313,342)	$337,663
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities
Net loss	$(66,427)	$(139,805)	$(8,908)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of intangible assets	5,758	110,364	—
Impairment of long-lived assets	9,727	—	—
Gain on settlement of Global Cooling escrow	(5,115)	—	—
Depreciation	7,114	6,775	4,663
Amortization of intangible assets	5,181	9,697	8,202
Amortization of loan costs	13	18	121
Stock-based compensation	31,670	25,334	13,956
Non-cash lease expense	404	3,486	2,053
Deferred income tax benefit	(62)	(5,238)	(20,127)
Change in fair value of contingent consideration	(2,193)	(4,754)	2,875
Change in fair value of warrant liability	—	—	121
Change in fair value of investments	—	(697)	—
Accretion of investments	(1,262)	(447)	—
Gain on acquisition of Sexton Biotechnologies, Inc.	—	—	(6,451)
Loss on disposal of assets held for rent, net	594	773	609
Loss on disposal of property and equipment, net	633	745	482
Forgiveness of loans payable	—	—	(284)
Other	—	166	353

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	15,351	(10,753)	(10,132)
Inventories	(8,552)	(6,559)	114
Prepaid expenses and other current assets	137	26	2,663
Accounts payable	(8,425)	414	2,018
Accrued expenses and other current liabilities	2,002	1,787	(3,936)
Sales taxes payable	1,311	1,526	1,412
Warranty liability	(454)	(1,086)	5,833
Other	97	(260)	(230)
Net cash used in operating activities	(12,498)	(8,488)	(4,593)

Cash flows from investing activities
Cash acquired in acquisition of Global Cooling, Inc. and Sexton Biotechnologies, Inc.	—	—	1,559
Purchases of property and equipment	(6,381)	(10,385)	(8,385)
Purchases of assets held for rent	(4,856)	(3,536)	(6,371)
Proceeds from sale of equipment	—	—	5
Proceeds from sale of available-for-sale securities	3,469	420	—
Maturities of available-for-sale securities	52,700	8,500	—
Investment in available-for-sale securities	(27,095)	(53,116)	—
Net cash provided by (used in) investing activities	17,837	(58,117)	(13,192)

Cash flows from financing activities
Proceeds from term loan	—	20,000	—
Payments on term loan	(300)	(1,666)	—
Payments on equipment loans	(198)	(498)	(214)
Proceeds from equipment loans	—	—	1,550
Issuance of common stock	10,244	—	—
Fees paid related to issuance of common stock	—	(131)	(145)
Proceeds from line of credit	—	—	27,306
Payments on line of credit	—	—	(31,536)
Proceeds from exercise of common stock options	507	323	1,418
Proceeds from financed insurance premium	2,639	—	—
Payments on financed insurance premium	(2,365)	(1,375)	(1,033)
Other	64	(337)	(124)
Net cash provided by (used in) financing activities	10,591	16,316	(2,778)

Net increase (decrease) in cash, cash equivalents, and restricted cash	15,930	(50,289)	(20,563)
Cash, cash equivalents, and restricted cash – beginning of period	19,473	69,870	90,456
Effects of currency translation on cash, cash equivalents, and restricted cash	35	(108)	(23)
Cash, cash equivalents, and restricted cash – end of period	$35,438	$19,473	$69,870
Non-cash investing and financing activities
Cashless exercise of warrants reclassified from warrant liability to common stock	$—	$—	$2,901
Stock issued as consideration to acquire Global Cooling, Inc. and Sexton Biotechnologies, Inc.	$—	$—	$264,718
Assets acquired under operating leases	$880	$243	$6,875
Assets acquired under finance leases	$1,682	$—	$440
Purchase of property and equipment not yet paid	$359	$478	$197
Unrealized (gain) loss on available-for-sale securities	$(56)	$50	$—
Unrealized gain on currency translation	$(12)	$—	$—
Cashless issuance of SciSafe earnout shares	$2,263	$817	$—
Returned shares from settlement of Global Cooling escrow	$(5,115)	$—	$—
Cash interest paid	$1,927	$586	$452
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
Estimates and assumptions by management affect the Company’s allowance for credit losses, the net realizable value of inventory, fair value of warrant liability, sales tax liabilities, valuation of market based stock awards, valuations and purchase price allocations related to investments and business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, share-based compensation, contingent consideration from business combinations, and the provision for income taxes.
The Company regularly assesses these estimates; however, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
Basis of presentation
The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, All intercompany accounts and transactions have been eliminated in consolidation.
All long-lived assets are maintained in the United States of America and the Netherlands.
Foreign currency translation
The Company translates balance sheet and income statement items into U.S. dollars. For the Company’s subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates at the balance sheet date; revenue and expenses are translated using quarterly exchange rates which approximate to average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive loss in shareholders' equity.
Segment reporting
The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.
Revenue recognition
To determine revenue recognition for contractual arrangements that we determine are within the scope of Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the observable and estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. During the year ended December 31, 2023, the Company recognized approximately $0.4 million of revenue that was included in the deferred revenue balance at the beginning of the year.
The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of biopreservation media, ThawSTAR, and freezer products. We recognize product revenue, including shipping and handling charges billed to customers, at a point in time when we transfer control of our products to our customers, which is upon shipment for substantially all transactions. Shipping and handling costs are classified as part of cost of product revenue in the Consolidated Statements of Operations. Service revenues are generated from the storage of biological and pharmaceutical materials. We recognize service revenues over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the year ended December 31, 2023.
The Company also generates revenue from the leasing of our property and equipment, operating right-of-use assets, and evo cold chain systems to customers pursuant to service contracts or rental arrangements entered into with the customer. Revenue from these arrangements is not within the scope of FASB ASC Topic 606 as it is within the scope of FASB ASC Topic 842, Leases. All customers leasing shippers currently do so under month-to-month rental arrangements. We account for these rental transactions as operating leases and record rental revenue on a straight-line basis over the rental term.
The Company enters into various customer service agreements (collectively, “Service Contracts”) with customers to provide biological and pharmaceutical storage services. In certain of these Service Contracts, the property and equipment or operating right-of-use assets used to store a customer’s product are used only for the benefit of one customer. This is primarily driven by the customer’s desire to ensure that sufficient storage capacity is available in a specific geographic location for a set period of time. These agreements may include extension and termination clauses. These Service Contracts do not allow for customers to purchase the underlying assets.

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
Total bioproduction tools and services revenue for the years ended December 31, 2023, 2022, and 2021 were comprised of the following:

	Years Ended December 31,
(In thousands, except percentages)	2023	2022	2021(1)
Product revenue
Freezer and thaw	$50,622	$66,682	$56,620
Cell processing	65,772	68,509	44,965
Biostorage services	1,301	809	328
Service revenue
Freezer and thaw	1,024	74	-
Biostorage services	16,527	15,234	9,817
Rental revenue
Biostorage services	8,025	10,451	7,426
Total revenue	$143,271	$161,759	$119,156
(1)2021 revenue includes product revenue related to Global Cooling from May 3, 2021 through December 31, 2021 and product revenue related to Sexton from September 1, 2021 through December 31, 2021.
The following table includes estimated rental revenue expected to be recognized in the future related to embedded leases as well as estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting periods. The Company elected not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The estimated revenue in the following table does not include contracts with the original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of December 31, 2023.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts:

(In thousands)	2024	Total
Rental revenue	$900	$900
Service revenue	$50	$50

Risks and uncertainties
Supply chain considerations
Our domestic and international supply chain operations were affected during the years ended December 31, 2021 and 2022 by the global pandemic of COVID-19 and the resulting volatility and uncertainty it caused in the U.S. and international markets. The onset of the COVID-19 pandemic caused supply chains globally to become constrained, and these constraints historically impacted our business through both increased difficulty in obtaining semiconductor chips and increased pricing on available parts. However, as of the year ended December 31, 2023, both availability and pricing of semiconductor chips have improved and no longer pose constraints on our supply chain. We currently have sufficient supply for electrical component parts within our operations and do not foresee constraints to return over our supply chain.
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
The following table presents computations of basic and diluted earnings per share:

	Year Ended December 31,
(In thousands, except share and earnings per share data)	2023	2022	2021
Basic and diluted loss per common share
Numerator:
Net loss	$(66,427)	$(139,805)	$(8,908)
Net loss attributable to common shareholders	(66,427)	(139,805)	(8,908)

Denominator:
Weighted-average common shares issued and outstanding	43,719,185	42,481,027	38,503,944
Basic and diluted loss per common share	$(1.52)	$(3.29)	$(0.23)
The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Stock options and restricted stock awards	647,348	592,446	1,637,745
Warrants	—	—	18,204
Total	647,348	592,446	1,655,949
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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022.

(In thousands)	2023	2022
Cash and cash equivalents	$35,407	$19,442
Restricted cash	31	31
Total cash, cash equivalents, and restricted cash	$35,438	$19,473
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
Inventories
Inventories relate to the Company’s cell and gene therapy products. The Company values biopreservation media inventory at cost or, if lower, net realizable value, using the specific identification method. All other inventory is valued at cost or, if lower, net realizable value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected revenue volume to cost of product revenue. The Company bases its estimates on expected product revenue volume, production capacity and expiration dates of raw materials, work in process, and finished products. A change in the estimated timing or amount of demand for the Company’s products could result in additional provisions for excess inventory quantities on hand. Any significant unanticipated changes in demand or unexpected quality failures could have a significant impact on the value of inventory and reported operating results. During all periods presented in the accompanying consolidated financial statements, there have been no material adjustments related to a revised estimate of inventory valuations. However, during the year ended December 31, 2023, we assessed nonrecurring write-downs of approximately $5.7 million. For additional information, see Note 5: Inventories. Work-in-process and finished products inventories consist of material, labor, outside testing costs and manufacturing overhead.
Accounts receivable
Accounts receivable consist of short-term amounts due from our customers (generally 30 to 90 days) and are stated at the amount we expect to collect. We establish an allowance for credit losses based on our assessment of the collectability of specific customer accounts.
Accounts receivable are stated at principal amount, do not bear interest, and are generally unsecured. We provide an allowance for credit losses based on an evaluation of the collectability of customer account balances. Accounts considered uncollectible are charged against the established allowance.
Equity investments
We periodically invest in securities of private companies to promote business and strategic objectives. These investments are measured and recorded as follows:
Non-marketable equity securities are equity securities without a readily determinable fair value. As of December 31, 2023 and December 31, 2022, these investments are comprised of $4.1 million in Series A-1 and A-2 Preferred Stock in iVexSol, Inc. (“iVexSol”) and $995,000 in Series E Preferred Stock in PanTHERA CryoSolutions, Inc. (“PanTHERA”).
In November of 2020, the Company elected to convert a convertible note from its investment in Sexton, which was fully acquired as of September 1, 2021, into Series A-1 Preferred Stock and invest an additional $1.0 million in Series A-2 Preferred Stock in iVexSol. The Preferred Stock investments in iVexSol are carried at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar investments of the same issuer. Gains related to the increase in fair value of this convertible note were zero, $0.7 million, and zero for the years ended December 31, 2023, 2022, and 2021, respectively.
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
As of December 31, 2023, management believes there are no indications of impairment or changes in fair value for the investments in iVexSol or PanTHERA.
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
Assets held for rent are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Carrying values are reviewed for recoverability at the asset grouping level to determine if the facts and circumstances suggest that a potential impairment may have occurred. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset, an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended December 31, 2023, 2022, and 2021.
Long-Lived Assets
The Company reviews long-lived assets, including property and equipment, leased assets, and definite life intangible assets for impairment whenever events and changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available ("asset group"). An impairment loss is recognized when the sum of the projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach.
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
Judgment is applied in the determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of December 31, 2023, the Company has an unrecognized tax benefit of $2.2 million related to tax attributes being carried forward. The Company is generally subject to examination by U.S. federal and local income tax authorities for all tax years in which loss carryforward is available.
Sales Taxes Payable
The Company records sales tax collected from customers on a net basis, and therefore excludes it from total product, service and rental revenue as defined in ASC 606. Cash collected from customers is recorded in accrued expenses on the Company's Consolidated Balance Sheet and then remitted to the proper taxing authority. In addition, refer to Note 12: Commitments and contingencies for discussion regarding an estimated sales tax liability the Company recorded in relation to historical activity in certain states. As of December 31, 2023, total interest expenses assessed on sales tax liabilities was $0.4 million.
Advertising
Advertising costs are expensed as incurred and totaled $1.5 million, $0.8 million, and $0.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Concentrations of risk
During the years ended December 31, 2023, 2022, and 2021, we derived approximately 16%, 18%, and 17% of our revenue from the same customer, respectively. No other customers accounted for more than 10% of revenues. Revenue from foreign customers is denominated in United States dollars or euros.

	Years Ended December 31,
Revenue by major product	2023	2022	2021
CryoStor	39%	36%	33%
780XLE Freezer	19%	22%	22%
In the years ended December 31, 2023, 2022, and 2021, no suppliers accounted for more than 10% of purchases.
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Years Ended December 31,
Revenue by customers’ geographic locations(1)	2023	2022	2021
United States(2)	80%	79%	85%
Europe, Middle East, Africa (EMEA)	16%	16%	11%
Other	4%	5%	4%
Total revenue	100%	100%	100%
(1) During the year ended December 31, 2023, the Company updated its methodology for determining the country of origin for its sales. Sales are now recorded by shipping country rather than billing country. The Company updated the methodology retrospectively, adjusting the prior year presentation for all regions presented.
(2) The line item presented above previously bifurcated sales between the United States and Canada. Due to the updated methodology for determining the country of origin for sales, it was noted that Canada no longer was a material location to separately disclose. Canada sales have been included within the "Other" line item in the table above and United States sales has been retained as its own line item to more accurately reflect origin of sales for material regions.
The following table represents the Company’s long-lived assets by geographic area as of December 31:

(In thousands)	2023	2022
United States	$33,378	$42,829
Netherlands	6,952	5,437
Total	$40,330	$48,266
As of December 31, 2023, one customer accounted for 14% of gross accounts receivable. As of December 31, 2022, two customers accounted for 26% of gross accounts receivable. No other customers accounted for more than 10% of our gross accounts receivable.
As of December 31, 2023, one supplier accounted for 12% of accounts payable. As of December 31, 2022, a different supplier accounted for 23% of accounts payable. No other suppliers accounted for more than 10% of our accounts payable.
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
Business combinations
The Company accounts for business acquisitions using the acquisition method as required by FASB ASC Topic 805, Business Combinations. The Company’s identifiable assets acquired and liabilities, including identified intangible assets, assumed in a business combination are recorded at their acquisition date fair values. The valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets. Critical estimates in valuing intangible assets include, but are not limited to i) future expected cash flows, including revenue and expense projections; ii) discount rates to determine the present value of recognized assets and liabilities and; iii) revenue volatility to determine contingent consideration using option pricing models. The excess of the acquisition price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets is the resulting goodwill. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which these costs are incurred. The results of operations of an acquired business are included in the consolidated financial statements beginning at the acquisition date.
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
Goodwill
Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. Goodwill is not amortized but is tested for impairment at least annually. The Company reviews goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount (a triggering event). The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in FASB ASC Topic 350, Intangibles – Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative goodwill impairment test is unnecessary and goodwill is considered to be unimpaired. However, if based on the qualitative assessment the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed with performing the quantitative goodwill impairment test. In performing the quantitative goodwill impairment test, the Company determines the fair value of its reporting unit and compares it to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the Company records an impairment loss equal to the difference. The Company operates as one reporting unit as of the goodwill impairment measurement date in the fourth quarter of 2023. As of the testing date and the period after that date through the issuance date of our financial statements, the Company has observed no indicators of potential goodwill impairment at any point during the period based on its required assessment.
Intangible assets
Intangible assets with a definite life are amortized over their estimated useful lives using the straight-line method and the amortization expense is recorded within intangible asset amortization in the Consolidated Statements of Operations. If the estimate of a definite-lived intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Definite-lived intangible assets and their related estimated useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. Refer to Note 2: Impairment of property and equipment and definite-lived intangible assets for further details of impairment charges assessed during the years ended December 31, 2023 and 2022.
Indefinite-lived intangibles are carried at the initially recorded fair value less any recognized impairment. Indefinite-lived intangibles are tested annually for impairment. Impairment assessments are conducted more frequently if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. Refer to Note 2: Impairment of property and equipment and definite-lived intangible assets for further details.
Recent accounting pronouncements
As of January 1, 2023, we adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which later was codified as ASC 326 (CECL). In addition to the adoption of ASC 326, the Company adopted the accompanying Accounting Standard Update ("ASU") No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. Both standards mark a significant change requiring the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. ASU 2022-02 specifically eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancings and restructurings in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASC 326 is intended to improve financial reporting by corporations by requiring earlier recognition of credit losses on loans from corporations, held-to-maturity (HTM) securities, and certain other financial assets. ASC 326 also amended the impairment guidance for available-for-sale (AFS) debt securities in that it eliminated the Other Than Temporary Impairment (OTTI) impairment model. Under Subtopic ASC 326-30, Financial Instruments—Credit Losses—Available-for-Sale Debt Securities, changes in expected cash flows due to credit on AFS debt securities will be recorded through an allowance, rather than permanent write-downs for negative changes and prospective yield adjustments for positive changes, as required by the current OTTI model. ASC 326 replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. For the year ended December 31, 2023, the adoption of ASC 326 did not result in a material effect on the Company’s Consolidated financial statements.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires additional disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information increasing transparency of income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segments Disclosures. While ASU 2023-07 requires incremental disclosures, it does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine reportable segments. This ASU is effective for all public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. We do not expect a material impact as a result of adopting this amendment.
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends U.S. GAAP to reflect updates and simplifications to certain disclosure requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into Codification. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. Each amendment in ASU 2023-06 will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulation by June 30, 2027. No amendments were effective at December 31, 2023. The Company is still currently evaluating the impact of the adoption of the new standard but does not expect a significant impact on the consolidated financial statements.
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions (“ASC Topic 820”). The FASB issued ASU 2022-03 to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity related securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years with early adoption permitted. We are evaluating when to adopt the amendments in ASU 2022-03. We do not expect a material impact as a result of adopting this amendment.
In March 2022, the FASB issued ASU No. 2022-02 Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancings and restructurings in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company adopted this guidance and it did not have a material impact on the Company’s Consolidated Financial Statements.
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase the transparency of government assistance including the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance, and the effect of the assistance on an entity’s financial statements. The guidance in this update will be effective for fiscal years beginning after December 15, 2023, with early application of the amendments allowed. The amendments are to be applied prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or, retrospectively to those transactions. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update amends guidance to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in an interim period. The Company adopted this guidance and it did not have a material impact on the Company’s Consolidated Financial Statements.
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
2. Impairment of property and equipment and definite-lived intangible assets

Impairment testing as of September 30, 2023

Subsequent to the second quarter of 2023, the Company began to initially seek divestment of its Freezer Business. The announcement, coupled with broader economic uncertainty leading to reductions in spending across the biopharma industry and the Company's customer base constituted interim triggering events that required further analysis with respect to potential impairment to goodwill, indefinite-lived intangibles, and its long-lived asset groups. The Company performed an interim quantitative impairment test as of the September 30, 2023 balance sheet date.

To assess any potential impairment of goodwill, the Company compared the carrying value of its single reporting unit against its market capitalization, noting that the market capitalization exceeded the carrying value. As such, goodwill was not impaired as of September 30, 2023.

As a part of the interim quantitative impairment analysis performed, the Company determined that decreases in the market price of the GCI long-lived asset group and historical operating cash flow losses for both GCI and CBS were indicative of potential impairment. The recoverability tests performed over the asset groups of the Freezer Business resulted in a $9.7 million non-cash impairment charge over property and equipment and a $5.8 million non-cash impairment charge over definite-lived intangible assets.

In order to determine the fair value of the property and equipment, acquired technology, customer relationships, and tradename definite-lived intangible assets, the Company utilized the market approach and discounted cash flow analyses to determine if the recoverability of the Freezer Business asset groups were above its carrying value. The key assumptions associated with determining the estimated fair value include (i) the amount and timing of projected future cash flows (including revenue and expenses), (ii) the discount rate selected to measure the risks inherent in the future cash flows, (iii) the assessment of the asset’s life cycle, and (iv) the competitive trends impacting the asset. As a result of the analysis, we recognized non-cash impairment charges of $9.7 million, $3.1 million, $0.2 million, and $2.5 million during the period ended September 30, 2023 for the property and equipment, acquired technology, customer relationships, and tradename definite-lived intangible assets, respectively, which represents the difference between the estimated fair value of the Company’s definite-lived intangible assets and their carrying values.

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

Impairment testing during the year ended December 31, 2022
In the six months ended June 30, 2022, the Company experienced a significant decline in its market capitalization. In July 2022, the Company abandoned an in-process research and development project within the asset group acquired in the acquisition of Global Cooling and revised its forecasts for net income and net cash flows to be generated by that asset group. The Company determined that these three events constituted interim triggering events that required further analysis with respect to potential impairment to goodwill, indefinite-lived intangibles, and definite-lived intangibles. The Company performed an interim quantitative impairment test as of the June 30, 2022 balance sheet date.

To assess any potential impairment of goodwill, the Company compared the carrying value of its single reporting unit against its market capitalization, noting that the market capitalization exceeded the carrying value. As such, goodwill was not impaired as of June 30, 2022.
Additionally, the Company annually performs an impairment assessment as of October 1. To assess any potential impairment of goodwill, the Company compared the carrying value of its single reporting unit against its market capitalization, noting that the market capitalization exceeded the carrying value. As such, goodwill was not impaired as of October 1, 2022.
In order to determine the fair value of our indefinite-lived intangible assets acquired from Global Cooling, which included an in-process research and development project, the Company utilized a discounted cash flow analysis. In order to determine the fair value of our in-process research and development intangible assets not related to the abandoned project, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value for both asset groups include projected future revenue growth rates, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, the terminal growth rate, and the discount rate. As a result of the changes in these assumptions in addition to the abandonment of the aforementioned in-process research and development project, we recognized a $67.4 million non-cash impairment charge during the year-ended December 31, 2022 in the line item Asset impairment charges in the Company's Consolidated Statements of Operations, which represents full impairment of the carrying value of the Company’s in-process research and development intangible asset.
In order to determine the fair value of the acquired technology, customer relationships, tradename, and non-compete definite-lived intangible assets, the Company utilized the excess earnings approach, distributor method, relief from royalty method, and with and without approach, respectively. The key assumptions associated with determining the estimated fair value include (i) the amount and timing of projected future cash flows (including revenue and expenses), (ii) the discount rate selected to measure the risks inherent in the future cash flows, (iii) the assessment of the asset’s life cycle, and (iv) the competitive trends impacting the asset. As a result of the analysis, we recognized non-cash impairment charges of $14.1 million, $6.2 million, $21.9 million, and $0.8 million during the year-ended December 31, 2022 for the acquired technology, customer relationships, tradename, and non-compete definite-lived intangible assets, respectively, in the line item Asset impairment charges in the Company's Consolidated Statements of Operations, which represents the difference between the estimated fair value of the Company’s definite-lived intangible assets and their carrying values.
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

The fair value of the SciSafe contingent consideration liability was initially valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate of 4.5%, a risk-free rate of approximately 0.2%, asset volatility of 60%, and revenue volatility of 15%. Significant changes in any of those inputs in isolation would result in significant changes in fair value measurement. Generally, changes used in the assumptions for projected future revenue and revenue volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they vary beyond certain amounts. At the acquisition date, the contingent consideration was determined to have a fair value of $3.7 million. Subsequent to the acquisition date, the contingent consideration liability was re-measured to fair value with changes recorded in the Change in fair value of contingent consideration line item in the Consolidated Statements of Operations.
During the most recent re-measurement of the contingent consideration liability as of December 31, 2023, the Company determined it appropriate to write-off the remaining balance of the SciSafe contingent consideration liability. The target revenue required for earnout was not met during the year ended December 31, 2023 and has been determined to not be probable to achieve in future years. This contingent consideration liability was included in the Consolidated Balance Sheets as of December 31, 2022 in the amount of $4.3 million. The changes in fair value of contingent consideration of $2.1 million and $5.6 million associated with this liability are included within the Change in Fair Value of Contingent Consideration in the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, respectively.
There were no remeasurements to fair value during the year ended December 31, 2023 of financial assets and liabilities that are not measured at fair value on a recurring basis.
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, based on the three-tier fair value hierarchy:
(In thousands)

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$25,034	$—	$—	$25,034
Available-for-sale securities:
U.S. government securities	5,170	—	—	5,170
Corporate debt securities	—	9,674	—	9,674
Other debt securities	—	1,992	—	1,992
Total	30,204	11,666	—	41,870

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$11,416	$—	$—	$11,416
Available-for-sale securities:
U.S. government securities	15,051	—	—	15,051
Corporate debt securities	—	26,047	—	26,047
Other debt securities	—	3,494	—	3,494
Total	26,467	29,541	$—	56,008
Liabilities:
Contingent consideration - business combinations	—	—	4,456	4,456
Total	$—	$—	$4,456	$4,456

There have been no transfers of assets or liabilities between the fair value measurement levels.
The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Balance at beginning of period	$4,456	$10,027	$7,152
Change in fair value recognized in net loss	(2,193)	(4,754)	2,875
Payment of contingent consideration earned	(2,263)	(817)	—
Balance at end of period	$—	$4,456	$10,027
The following table presents the changes in fair value of warrant liabilities which are measured using Level 3 inputs for the year ended December 31, 2021:

(In thousands)	2021
Balance at beginning of period	2,780
Exercised warrants	(2,901)
Change in fair value recognized in net loss	121
Balance at end of period	$—
There was no warrant liability activity as of December 31, 2023 and 2022.
4.    Investments
Available-for-sale securities
The Company’s portfolio of available-for-sale marketable securities consists of the following:

	December 31, 2023
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$5,169	$1	$—	$5,170
Corporate debt securities	9,673	5	(4)	9,674
Other debt securities	1,443	1	—	1,444
Total short-term	16,285	7	(4)	16,288

Available-for-sale securities, long-term
Other debt securities	545	3	—	548

Total available-for-sale securities	$16,830	$10	$(4)	$16,836

(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,285	$16,288
Due after one year through five years	545	548
Total	$16,830	$16,836
There were no outstanding available-for-sale marketable securities as of December 31, 2022.

As of December 31, 2023, none of our available-for-sale marketable securities exhibited risk of credit loss and therefore no allowance for credit losses was recorded.
Equity investments
The Company periodically invests in non-marketable equity securities of private companies without a readily determinable fair value to promote business and strategic objectives. The non-marketable equity securities are carried at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar investments of the same issuer. These securities included Series A-1 and A-2 Preferred Stock in iVexSol, Inc. with a fair value of $4.1 million as of December 31, 2023 and December 31, 2022, and Series E Preferred Stock in PanTHERA CryoSolutions, Inc. with a fair value of $995,000 as of December 31, 2023 and December 31, 2022.
5.    Inventories
Inventories consist of the following as of December 31, 2023 and 2022:

(In thousands)	2023	2022
Raw materials	$26,219	$20,950
Work in progress	7,128	5,680
Finished goods	10,109	8,274
Total	$43,456	$34,904
During the year ended December 31, 2023, the Company recorded a $5.7 million inventory write-down for potentially unusable products. The products consisted of slow moving inventory, product defects, and supplier defects in raw materials.
6.    Leases
We have various operating lease agreements for office space, warehouses, manufacturing, and production locations as well as vehicles and other equipment. Our real estate leases had original lease terms of three to eleven years and remaining lease terms of one to eight years. We exclude options that are not reasonably certain to be exercised from our lease terms, ranging from one to five years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms, with all other lease payments consisting of variable lease costs. For certain leases, we receive incentives from our landlords, such as rent abatements, which effectively reduce the total lease payments owed for these leases. Vehicle and other equipment operating leases had original lease terms of four and five years and have remaining lease terms between one and five years.
Our financing leases relate to research equipment, machinery, and other equipment.
The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of December 31, 2023 and 2022:

	2023	2022
Weighted average discount rate - operating leases	4.3%	4.2%
Weighted average discount rate - finance leases	8.3%	6.1%
Weighted average remaining lease term in years - operating leases	6.4	7.2
Weighted average remaining lease term in years - finance leases	4.1	2.0

The components of lease expense for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Operating lease costs	$3,515	$3,701	$2,817
Financing lease costs	420	174	166
Short-term lease costs	2,037	2,141	1,727
Total operating lease costs	5,972	6,016	4,710

Variable lease costs	1,292	1,104	749
Total lease expense	$7,264	$7,120	$5,459
Maturities of our lease liabilities as of December 31, 2023 are as follows:

(In thousands)	Operating Leases	Financing Leases
2024	$3,400	$487
2025	2,960	424
2026	2,655	389
2027	2,280	386
2028	2,042	134
Thereafter	4,896	—
Total lease payments	18,233	1,820
Less: interest	(2,231)	(275)
Total present value of lease liabilities	$16,002	$1,545
7.    Assets held for rent
Assets held for rent consist of the following as of December 31, 2023 and 2022:

(In thousands)	2023	2022
Shippers placed in service	$9,866	$7,671
Fixed assets held for rent	1,468	4,686
Accumulated depreciation	(6,272)	(4,952)
Net	5,062	7,405
Shippers and related components in production	2,651	1,659
Total	$7,713	$9,064
Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $3.5 million, $3.5 million, and $1.9 million in depreciation expense related to assets held for rent during the years ended December 31, 2023, 2022, and 2021, respectively.

8.    Property and equipment
Property and equipment consist of the following as of December 31, 2023 and 2022:

(In thousands)	2023	2022
Property and equipment
Leasehold improvements	$5,913	$5,249
Furniture and computer equipment	820	1,908
Manufacturing and other equipment	19,893	20,557
Construction in-progress	3,953	5,095
Subtotal	30,579	32,809
Less: Accumulated depreciation	(9,502)	(9,171)
Property and equipment, net	$21,077	$23,638
Depreciation expense for property and equipment was $3.6 million, $3.3 million, and $2.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
9.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following as of December 31, 2023 and 2022:

(In thousands)	2023	2022
Accrued expenses	$6,909	$3,128
Accrued taxes	562	975
Accrued compensation	3,800	5,080
Deferred revenue, current	661	548
Other	—	51
Total accrued expenses and other current liabilities	$11,932	$9,782
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
A rollforward of our warranty liability is as follows:

(In thousands)	2023	2022	2021
Balance at beginning of period	$8,312	$9,398	$212
Warranty reserve acquired in the acquisition of Global Cooling	—	—	3,353
Provision for warranties⁽¹⁾	3,351	4,463	10,989
Settlements of warranty claims⁽¹⁾	(3,805)	(5,549)	(5,156)
Balance at end of period	$7,858	$8,312	$9,398
(1)Both the Provision for warranties and Settlements of warranty claims balances include reclassifications of $1.6 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively, to reflect changes in warranty utilization on pre-existing claims.

11.    Goodwill and intangible assets
Goodwill
The following table represents the components of the carrying value of goodwill for the year ended December 31, 2023:

(In thousands)	Goodwill
Balance as of December 31, 2020	$58,449
Goodwill related to Global Cooling acquisition	137,822
Goodwill related to Sexton acquisition	28,470
Balance as of December 31, 2023 and 2022	$224,741
Intangible assets
Intangible assets, net consisted of the following as of December 31, 2023 and 2022:

(In thousands, except weighted average useful life)	December 31, 2023
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer Relationships(1)	$9,936	$(4,217)	$5,719	10.7
Tradenames(1)	8,134	(2,077)	6,057	11.3
Technology - acquired(1)	18,372	(9,123)	9,249	4.1
Non-compete agreements	750	(626)	124	0.8
Total intangible assets	$37,192	$(16,043)	$21,149	7.3
(1) The entirety of the gross carrying values and accumulated amortization of the specified intangible assets above associated with the Freezer Business were impaired during the three months ended September 30, 2023. Refer to Note 2: Impairment of property and equipment and definite-lived intangible assets for more information on the assessed non-cash impairment charges.

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
Impairment expense for both finite and indefinite-lived intangible assets was $5.8 million, $110.4 million, and zero for the years ended December 31, 2023, 2022, and 2021, respectively. Amortization expense for finite-lived intangible assets was

$5.2 million, $9.7 million, and $8.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the Company expects to record the following amortization expense:

(In thousands)
For the Years Ending December 31,	Estimated Amortization Expense
2024	$3,602
2025	3,468
2026	3,358
2027	2,605
2028	1,500
Thereafter	6,616
Total	$21,149

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
Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2023.
Non-income related taxes
Companies are required to collect and remit sales tax from certain customers if the company is determined to have nexus in a particular state. Upon the determination of nexus, which varies by state, companies are additionally required to maintain detailed record of specific product and customer information within each jurisdiction in which it has established nexus to appropriately determine their sales tax liability, requiring technical knowledge of each jurisdiction’s tax case law. During the year ended December 31, 2022, the Company determined that a sales tax liability related to the periods of 2019 through 2022 is probable. The estimated liability was determined to be approximately $5.4 million and $3.7 million as of December 31, 2023 and December 31, 2022, respectively. Due to the variety of jurisdictions in which this estimated liability relates to and our ongoing assessment of sales taxes owed, we cannot predict when final liabilities will be satisfied. We will reevaluate the estimated liability and timing of satisfaction each reporting period.

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
13.    Long-term debt
In May 2021, the Company assumed three term notes in the acquisition of Global Cooling. At the time of acquisition, these notes carried aggregate outstanding principal balances of $4.4 million. These term notes bore interest at a floating rate equal to the 3-month LIBOR rate plus 6.50%. The term notes included financial covenants tied to the performance of Global Cooling.
In October 2021, the Company entered into amended and restated term notes for all three term notes with two lenders (the “Global Cooling Term Note Agreements”). The principal amount borrowed pursuant to the Global Cooling Term Note Agreements (the “Global Cooling Term Notes”) consisted of an aggregate $4.6 million, with one lender providing two term notes in the amounts of $1.4 million and $1.4 million and a separate lender providing one term note in the amount of $1.8 million. The maturity dates for these notes are July 17, 2024, September 7, 2024, and December 18, 2027, respectively. All three term notes bear interest at a fixed rate of 4%, were interest-only with one balloon principal payment at maturity, and could be pre-paid without penalty at any time. The Company fully extinguished the term notes with maturity dates of September 7, 2024 and July 17, 2024 on September 20, 2022 and July 17, 2023, respectively. All financial covenants included in the original agreements previously in effect were removed by the Global Cooling Term Note Agreements.
On September 20, 2022, the Company and certain of its subsidiaries entered into a term loan agreement (the “Loan Agreement”), which provides for up to $60 million in aggregate principal to be drawn. Principal amounts borrowed pursuant to the Loan Agreement (the “Term Loan”) mature on June 1, 2026. The Loan Agreement permitted the Company to borrow up to $30 million upon the initial closing of the transactions contemplated by the Loan Agreement (the “Term Loan Closing”), and provided options to borrow (i) up to $10 million between the Term Loan Closing and June 30, 2023, (ii) up to $10 million upon the achievement of certain revenue milestones by the Company, and (iii) an additional $10 million at the discretion of the lender. The Company borrowed $20 million at the Term Loan Closing and accounts for the Term Loan at cost. As of December 31, 2023, the Company had not drawn additional funding nor had it met the revenue milestones outlined within the Loan Agreement. The Company had until December 31, 2023 to draw an additional $10 million, subject to approval from the lender, and therefore has no additional opportunities under current loan terms to draw upon the Loan Agreement. Payments on the borrowing are interest-only through June 2024, with additional criteria allowing for interest-only payments to continue through June 2025. Tranches borrowed under the term loan agreement bear interest at the Wall Street Journal prime rate plus 0.5%. However, the interest rate is subject to a ceiling that restricts the interest rate for each tranche from exceeding 1.0% above the overall rate applicable to each tranche at their respective funding dates and has a balloon payment due at the earliest of term loan maturity, repayment of the term loan in full, or termination of the loan agreement at $1.2 million. As of December 31, 2023 the implied interest rate of the Term Loan is 6.7% and the implied value of the Term Loan is $20.3 million. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants. As of December 31, 2023, the Company is in compliance with the covenants set forth in the Loan Agreement. In the event that borrowings under the Loan Agreement exceed $20 million, the Company will become subject to financial covenants.

Long-term debt consisted of the following as of December 31, 2023 and 2022:

			December 31,
(In thousands)	Maturity Date	Interest Rate	2023	2022
Global Cooling Term Notes	Various	4.0%	2,596	2,896
Term Loan	Jun-26	7.0%	20,000	20,000
Insurance premium financing	Jul-24	8.3%	1,348	1,074
Freezer equipment loan	Dec-25	5.7%	317	466
Manufacturing equipment loans	Oct-25	5.7%	172	266
Freezer installation loan	Various	6.3%	807	1,078
Other loans	Various	Various	2	6
Total debt, excluding unamortized debt issuance costs			25,242	25,786
Less: unamortized debt issuance costs			(98)	(179)
Total debt			25,144	25,607
Less: current portion of debt			(6,833)	(1,814)
Total long-term debt			$18,311	$23,793
The Term Loan is secured by substantially all assets of BioLife, SAVSU, CBS, SciSafe, Global Cooling and Sexton, other than intellectual property. The Global Cooling Term Notes are secured by substantially all assets of Global Cooling and is effectively subordinated to the security interest established by the Loan Agreement. Equipment loans are secured by the financed equipment.
As of December 31, 2023, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2024	$6,830
2025	10,500
2026	5,218
2027	2,596
2028	—
Thereafter	—
Total	$25,144
14.    Warrants
As of January 1, 2021, there were 79,100 warrants to purchase the Company's common stock outstanding. In March 2021, all remaining outstanding warrants were exercised via a “cashless” exercise. As a result of the cashless exercise, the Company issued an aggregate of 70,030 shares of Company common stock.
The following table summarizes warrant activity for the year ended December 31, 2021:

	2021
	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	79,100	$4.75
Exercised	(79,100)	4.75
Outstanding and exercisable at end of year	—	$—

There was no warrant activity during the years ended December 31, 2023 and 2022.
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
During 2013, we adopted the 2013 Performance Incentive Plan (the “2013 Plan”), which allowed us to grant options or restricted stock awards to all employees, including executive officers, outside consultants and non-employee directors. An aggregate of 3.1 million shares of common stock was initially reserved for issuance under the 2013 Plan. In May 2017, July 2020, June 2021, and June 2022, the shareholders approved an increase in the number of shares available for issuance to 4.1 million shares, 5.0 million shares, 6.5 million shares, and 8.5 million shares, respectively. As of April 25, 2023, the 2013 Plan expired as to future awards in accordance with its terms. As of December 31, 2023, there were outstanding options to purchase 217,000 shares of the Company’s common stock and 1.6 million unvested restricted stock awards outstanding under the 2013 Plan.
On July 21, 2023, our stockholders approved the 2023 Omnibus Performance Incentive Plan (the "2023 Plan"). The 2023 Plan allows us to grant equity awards to employees, directors, and outside consultants. An aggregate of 4.2 million shares of common stock were initially reserved for issuance under the 2023 Plan, plus any shares subject to awards under the 2013 Plan that were outstanding as of July 21, 2023, and which are subsequently forfeited or lapsed and not issued under the 2013 Plan. As of December 31, 2023, there were 1.2 million unvested restricted stock awards outstanding under the 2023 Plan.
Issuance of shares
When options and warrants are exercised, it is the Company’s policy to issue new shares.
Stock option activity
Service vesting-based stock options
The following is a summary of service vesting-based stock option activity for the year ended December 31, 2023 and 2022, and the status of service vesting-based stock options outstanding as of December 31, 2023 and 2022:

	2023		2022
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding as of beginning of year	456,293	$2.17	624,531	$2.13
Exercised	(239,043)	2.12	(161,646)	2.00
Expired	—	—	(6,592)	3.22
Outstanding at end of year	217,250	$2.21	456,293	$2.17

Stock options exercisable at year end	217,250	$2.21	456,293	$2.17
We did not recognize stock compensation expense related to service-based options during the years ended December 31, 2023 and 2022. We recognized $25,000 in stock compensation expense related to service-based options during the year ended December 31, 2021. As of December 31, 2023, there was $3.1 million of aggregate intrinsic value of outstanding service vesting-based stock options, including $3.1 million of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised during the years ended December 31, 2023, 2022, and 2021 was $3.9 million, $4.1 million, and $6.9 million, respectively. There were no service based-vesting options granted during the years ended December 31, 2023, 2022, and 2021. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable as of December 31, 2023 is 2.1 years. There were no unrecognized compensation costs for service vesting-based stock options as of December 31, 2023.
The following table summarizes information about service vesting-based stock options outstanding as of December 31, 2023:

Range of Exercise Prices	Number Outstanding at December 31, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00 - 1.50	2,000	2.85	$1.49
$1.51 - 2.00	116,500	2.32	1.89
$2.01 - 2.50	84,500	1.36	2.07
$2.51 - 8.60	14,250	3.92	5.69
	217,250	2.06	$2.21
Performance-based stock options
There was no performance-based stock option grant activity during the year ended December 31, 2023.
No stock compensation expense was recognized during the years ended December 31, 2023, 2022, and 2021 related to performance-based options. The intrinsic value of performance-based awards exercised during the years ending December 31, 2023, 2022, and 2021 was zero, zero, and $27.4 million, respectively. There were no stock options granted to employees and non-employee directors in the years ending December 31, 2023, 2022, and 2021.
Restricted stock
Service vesting-based restricted stock
The following is a summary of service vesting-based restricted stock activity for the years ended December 31, 2023 and 2022, and the status of unvested service vesting-based restricted stock outstanding as of December 31, 2023 and 2022:

	2023		2022
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	1,879,215	$28.94	1,212,783	$37.48
Granted	1,907,101	13.12	1,373,909	25.26
Vested	(1,237,221)	24.97	(569,535)	35.51
Forfeited	(236,197)	25.88	(137,942)	40.19
Non-vested at year end	2,312,898	$18.32	1,879,215	$28.94
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
The aggregate fair value of the service vesting-based awards granted during the years ended December 31, 2023, 2022, and 2021 was $25.0 million, $34.7 million, and $37.8 million, respectively. The aggregate fair value of the service vesting-

based awards that vested during the years ended December 31, 2023, 2022, and 2021 was $20.5 million, $12.6 million, and $15.9 million, respectively.
On October 19, 2023, Michael Rice, the Chief Executive Officer at that time, announced his resignation from the company. In accordance with his separation agreement, all unvested stock grants, excluding the 99,038 market-based restricted stock units awarded to him January 3, 2023 and the 70,094 market-based restricted stock units awarded to him on February 24, 2022 by the board of directors, were accelerated and vested as of the date of his separation. The Company recognized stock compensation expense in connection with the acceleration of his unvested stock grants of $1.7 million, representing 150,155 shares.
During the months of August through December 2023, our board of directors granted 22,675 restricted stock units in lieu of salary for executive leadership. The awards vested in full on the date of grant, regardless of employment status on that date. Salary expenses incurred in connection with the restricted stock units awarded in lieu of salary totaled $0.2 million. For all specific grant information related to these awards, refer to the Equity Incentive Compensation discussion of Part III within this filing.
During the months of May through August 2022, our board of directors granted 21,566 restricted stock awards in lieu of salary for executive leadership. The awards vested in full on the date of grant, regardless of employment status on that date. All expenses related to these awards were incurred in the year ended December 31, 2022.
We recognized stock compensation expense of $25.2 million, $21.0 million, and $12.7 million related to service vesting-based awards during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $37.8 million in unrecognized compensation costs related to service vesting-based awards. We expect to recognize those costs over 2.7 years.
Market-based restricted stock
The following is a summary of market-based restricted stock activity under our stock option plan for the years ended December 31, 2023 and 2022 and the status of market-based restricted stock outstanding as of December 31, 2023 and 2022:

	2023		2022
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	271,044	$30.64	139,756	$19.86
Granted	268,738	24.23	349,568	22.66
Vested	(30,616)	51.65	(218,280)	10.95
Non-vested at year end	509,166	$26.00	271,044	$30.64
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

On February 8, 2021, the Company granted 30,616 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. On January 3, 2023, the Company determined the TSR attainment was 100% of the targeted shares, resulting in 30,616 shares being granted and 30,616 shares vesting to current employees of the Company based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of 20 of our peers. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2023 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 68%, 0% dividend yield, and a risk-free interest rate of 0.1%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $1.3 million is being expensed on a straight-line basis over the grant date to the vesting date of December 31, 2022.
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
On January 3, 2023, the Company granted 268,738 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2023 through December 31, 2024 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 78%, 0% dividend yield, and a risk-free interest rate of 4.4%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $6.8 million is being expensed on a straight-line basis over the grant date to the vesting date of December 31, 2024.
We recognized stock compensation expense of $6.5 million, $4.3 million, and $1.4 million related to market-based restricted stock awards for the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023, there was $3.3 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1 year.
The aggregate fair value of the market-based awards granted during the years ended December 31, 2023, 2022, and 2021 was $6.5 million, $6.7 million, and $1.8 million, respectively. The aggregate fair value of the market-based awards that vested during the years ended December 31, 2023, 2022, and 2021 was $0.7 million, $5.0 million, and $10.2 million, respectively.

Total stock compensation expense
We recorded total stock compensation expense for the years ended December 31, 2023, 2022, and 2021, as follows:

	2023	2022	2021
Research and development costs	$5,631	$3,176	$1,906
Sales and marketing costs	5,620	3,649	1,788
General and administrative costs	14,937	14,066	8,061
Cost of revenue	5,482	4,443	2,201
Total	$31,670	$25,334	$13,956
16.    Income taxes
The following are the domestic and foreign components of the Company's loss before income taxes:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Domestic	$(67,296)	$(146,091)	$(28,590)
Foreign	1,038	1,264	(436)
Total	$(66,258)	$(144,827)	$(29,026)
Income tax expense (benefit) consists of the following:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current:
Federal	$—	$—	$—
State	46	11	—
Foreign	185	205	9
Total current tax provision	231	216	9

Deferred:
Federal	(62)	(2,924)	(17,703)
State	—	(2,314)	(2,424)
Foreign	—	—	—
Total deferred tax benefit	(62)	(5,238)	(20,127)

Income tax expense (benefit)	$169	$(5,022)	$(20,118)
In the year ended December 31, 2021, income tax benefit included excess tax benefits from stock-based compensation of $10.5 million. The tax benefit for the years ended December 31, 2023 and 2022 did not contain excess tax benefits from stock-based compensation.
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

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory tax	21%	21%	21%
State tax, net of federal benefit	4%	3%	7%
Stock compensation	(2%)	—	36%
Sec. 162(m) limitation on executive compensation	(2%)	(1%)	(11%)
Fair value change in contingent consideration	1%	1%	(2%)
Transaction costs	—	—	(1%)
Gain on stock acquisition	—	—	5%
Tax credits	1%	1%	—
Change in valuation allowance	(25%)	(21%)	20%
Expired net operating losses	—	—	(5%)
Gain on escrow settlement	2%	—	—%
Other	—	—	(1%)
Total	—	4%	69%
The principal components of the Company’s net deferred tax assets are as follows as of December 31, 2023 and 2022:

(In thousands)	2023	2022
Deferred tax assets related to:
Net operating loss carryforwards	$35,505	$29,102
Stock-based compensation	3,008	3,207
Accruals and reserves	3,590	3,724
Inventory	1,408	425
Fixed assets	585	—
Lease liabilities	3,950	3,653
Tax credit carryforward	2,226	1,423
Capitalized research and development	4,818	2,405
Other	875	445
Total deferred tax assets	55,965	44,384

Deferred tax liabilities related to:
Intangibles	(3,696)	(6,150)
Right-of-use assets	(2,500)	(3,458)
Fair value change in investments	(440)	(447)
Fixed assets	—	(1,177)
Total deferred tax liabilities	(6,636)	(11,232)

Net deferred tax (liabilities) assets before valuation allowance	49,329	33,152
Less: valuation allowance	(49,517)	(33,402)
Net deferred tax liabilities	$(188)	$(250)
Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The assessment regarding whether a valuation allowance is required on deferred tax assets considers the evaluation of both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. The valuation allowance recorded as of December 31, 2023 and 2022 primarily relates to deferred tax assets for net operating loss carryforwards.
The changes in the valuation allowance for deferred tax assets were as follows:

(In thousands)	2023	2022	2021
Balance at beginning of period	$33,402	$2,993	$8,498
Deferred tax liabilities assumed through acquisitions	—	—	(8,498)
Charged to income tax expense	16,115	30,409	2,993
Balance at end of period	$49,517	$33,402	$2,993
As of December 31, 2023, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $151.9 million. Approximately $39.2 million of NOL will expire from 2024 through 2037, and approximately $112.7 million of NOL will be carried forward indefinitely. The NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest. This limited the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years.
The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. We have included the impact of this provision, which results in a deferred tax asset of approximately $4.8 million as of December 31, 2023.
The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities.
A reconciliation of the beginning and ending balances of uncertain tax positions in the years ended December 31, 2023 and 2022 is as follows:

(In thousands)	2023	2022
Balance at beginning of period	$610	$255
Increase related to prior year tax positions	20	170
Increase related to current year tax positions	324	185
Balance at end of period	$954	$610
The Company is generally subject to examination by U.S. federal and local income tax authorities for all tax years in which loss carryforward is available, which includes 2004 through 2023.
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
Fair value of net assets acquired
Under the acquisition method of accounting, the assets acquired and liabilities assumed from Sexton were calculated as of the merger date, at their respective fair values, and consolidated with those of BioLife. The gross contractual accounts receivable acquired in the acquisition was $509,000. Of the acquired accounts receivable, $17,000 is estimated to be uncollectible. The fair value calculations required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.

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
Fair value of net assets acquired
Under the acquisition method of accounting, the assets acquired and liabilities assumed from Global Cooling were calculated as of the merger date, at their respective fair values, and consolidated with those of BioLife. The gross contractual accounts receivable acquired in the acquisition was $7.1 million. Of the acquired accounts receivable, $53,000 was estimated to be uncollectible. The fair value calculations required critical estimates, including, but not limited to, future expected cash flows, revenue and expense projections, discount rates, revenue volatility, and royalty rates.
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

(In thousands)	2021 (unaudited)
Total revenue	$122,494
Net loss	$(9,860)
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

(In thousands)	2021 (unaudited)
Total revenue	$143,732
Net income (loss)	$(16,375)
18.    Employee benefit plan
The Company sponsors 401(k) defined contribution plans for its employees. These plans provide for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to these plans, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made contributions of $1.1 million, $1.0 million, and $0.8 million to the plans for the years ended December 31, 2023, 2022, and 2021.
19.    Subsequent events
On January 1, 2024, the Company failed to comply with Section 5.7 (a) and Section 5.7 (c) of the Loan Agreement related to its Term Loan with respect to the depository account requirements and the requirement to deliver a Control Agreement for any Permitted Temporary Account upon the expiration of the Transition Period to transfer all cash holdings to the Lender's bank. On February 26, 2024, the Lender waived the existing defaults under the Loan Agreement and entered into the Waiver and First Amendment to Loan and Security Agreement ("the Amendment").

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in section (b) below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with U.S. GAAP such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.
(b)Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Policies (“U.S. GAAP”). Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework), management of the Company under supervision and participation of the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023.

Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the existence of material weaknesses described below.

The material weaknesses identified by management primarily relate to an ineffective control environment that also impacted the design and operating effectiveness of elements of the risk assessment, monitoring and other components. These weaknesses were attributed to a lack of a sufficient complement of resources with the appropriate level of internal controls training, knowledge, and expertise necessary to meet our financial reporting requirements and to provide adequate oversight over the performance of controls.

Additionally, management did not adequately design and implement effective control activities, including general controls over information technology, and effective policies and procedures, resulting in additional material weaknesses within certain business processes. As a result, the following additional material weaknesses were identified:
•Management did not design and maintain effective internal controls over certain financial statement areas, including the procure to pay process and revenue recognition.
•Management did not design and maintain effective information technology general controls for the significant systems used in the preparation of the financial statements. Specifically, we did not design and maintain:
◦controls over change management for certain financial systems to ensure that data or system changes were identified, tested, and authorized according to policy, and migrated correctly into the production environment; and
◦monitoring controls which are executed by users other than those conducting changes to our financial systems.

Following the identification of the material weaknesses and prior to filing this Annual Report on Form 10-K, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with U.S. GAAP. Our CEO and CFO have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report.

These material weaknesses create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies above represent material weaknesses in our internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2023.

Management has been actively engaged in developing and implementing remediation plans to address these material weaknesses as described below in section (c).

The Company’s independent registered public accounting firm, Grant Thornton, LLP, who audited our internal controls over financial reporting, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in its report.
(c)Remediation

During fiscal year 2023, management made the following changes to internal control over financial reporting to remediate previously identified material weaknesses, as follows:
•Ensured system administrator access is restricted to appropriate individuals.
•Made a significant investment in hiring additional resources to enhance our technical accounting and internal control over financial reporting capabilities.
•Redesigned controls in all financial reporting processes and implemented 48 additional internal control procedures in our financial reporting processes.
•Trained finance and accounting personnel and key management roles across the organization in the design and execution of internal controls under the required standards.
•Transitioned the accounting system for one additional subsidiary to NetSuite in mid-2023, aiding in the standardization of controls; all entities were transitioned to NetSuite as of July 1, 2023 except the two subsidiary entities the Company plans to dispose.
•Hired a new ERP implementation consulting team in Q4 2023 with expertise in internal control system design.
•Hired a new internal audit consulting team in Q4 2023 with expertise in internal control design, including IT general controls.
Although the Company implemented meaningful control enhancements throughout the year and hired additional resources, including a new internal audit consulting firm, there was insufficient time to demonstrate full remediation of its controls related to effective control environment and process level controls in certain financial statement areas.
While we have implemented changes to our control environment and identified fewer material weaknesses in fiscal year 2023 compared to fiscal year 2022, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts in fiscal year 2024. The material weaknesses cannot be considered remediated until the underlying remedial controls operate for a sufficient period of time and Management has concluded, through testing, that these controls are operating effectively.
Management, with the oversight of the Audit Committee of the Board of Directors, will continue to take steps necessary to remedy the material weaknesses to reinforce the overall design and capability of our control environment. The following has been planned for implementation in Management’s ongoing efforts to remediate the identified material weaknesses:

•The Company has included remediation of material weaknesses into its bonus compensation goals for 2024 to promote accountability of management personnel.
•The Company will enhance and standardize policies and procedures across all entities to ensure consistency in the performance of the controls; and
•The Company will continue to make strategic investments in personnel, external consultants, and available tools or systems to streamline execution and documentation of controls through organization and automation.
(d)Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2023, Management established internal controls related to a formal cybersecurity program and a cybersecurity incident reporting policy, in compliance with the SEC cyber disclosure rule effective December 18, 2023. Additionally, the Company remediated the prior year material weaknesses related to indirect tax and IT logical access.
Management assessed control design in all financial reporting processes, identifying 48 additional key controls over financial reporting. Based on the results of testing, Management identified fewer material weaknesses in fiscal year 2023 compared to fiscal year 2022.
Other than the changes noted above, there have been no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(e)Attestation Report of the Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
BioLife Solutions, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of BioLife Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
(i) Inappropriately designed entity-level controls impacting the control environment, risk assessment, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements attributed to an insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, ineffective identification and assessment or risks impacting internal control over financial reporting, and ineffective monitoring controls; (ii) inappropriate information system change management within certain key financial systems; (iii) ineffective accounting procedures and related controls over certain financial statement areas; (iv) inadequate risk assessment, accounting policies, procedures and related controls performed over the procure to pay and revenue recognition processes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 29, 2024 which expressed an unqualified opinion on those financial statements.

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
/s/ GRANT THORNTON LLP

Bellevue, Washington
February 29, 2024
ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
The following table identifies and provides the material terms of the Rule 10b5-1 trading arrangements (as such term is defined in Item 408 of Regulation S-K) adopted or terminated by our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors during the quarter ended December 31, 2023.

Name and Position	Plan Adoption / Termination	Plan Adoption / Termination Date	Expiration Date	Number of Shares Purchased (Sold) / Terminated under Plan
Sarah Aebersold, Chief Human Resources Officer	Adoption	December 15, 2023	September 30, 2024	(10,000)
Todd Berard, Chief Marketing Officer(1)	Termination	December 15, 2023	December 31, 2023	30,000
Todd Berard, Chief Marketing Officer	Adoption	December 15, 2023	December 31, 2024	(30,000)
Michael Rice, Former Chief Executive Officer(2)	Termination	November 14, 2023	November 16, 2023	33,334
Marcus Schulz, Former Chief Revenue Officer	Termination	October 19, 2023	April 30, 2024	10,000
(1) On December 15, 2023, Todd Berard, our Chief Marketing Officer, terminated the remaining portion of his Rule 10b5-1 trading arrangement originally adopted on September 14, 2022 for the sale of up to 50,000 shares of the Company's common stock until December 31, 2023. The Rule 10b5-1 trading arrangement was in place solely for the potential exercise of vested stock options and for sales intended to satisfy tax obligations payable due to the vesting and settlement of certain restricted stock awards. Since the adoption of the Rule 10b5-1 trading arrangement, 20,000 shares of the Company's common stock were sold out of the original 50,000 shares.
(2) On November 14, 2023, Michael Rice, our former Chief Executive Officer, terminated the remaining portion of his Rule 10b5-1 trading arrangement originally adopted on September 14, 2022 for the sale of up to 100,000 shares of the Company's common stock until November 16, 2023. The trading arrangement was in place solely for the potential exercise of vested stock options and for sales intended to satisfy tax obligations payable due to the vesting and settlement of certain restricted stock awards. Since the adoption of the Rule 10b5-1 trading arrangement, 66,666 shares of the Company's common stock were sold out of the original 100,000 shares.
Non-Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2023, none of our officers or directors adopted or terminated any non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K).
Waiver and first amendment of Term Loan
On January 1, 2024, the Company failed to comply with Section 5.7 (a) and Section 5.7 (c) of the Loan Agreement related to its Term Loan with respect to the depository account requirements and the requirement to deliver a Control Agreement for any Permitted Temporary Account upon the expiration of the Transition Period to transfer all cash holdings to the Lender's bank. On February 26, 2024, the Lender waived the existing defaults under the Loan Agreement and entered into the Waiver and First Amendment to Loan and Security Agreement ("the Amendment").

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names and ages of our directors and executive officers as of December 31, 2023. The Board is comprised of only one class of directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other public companies subject to the reporting requirements under the Federal securities laws. During the past ten years, none of our current directors or executive officers has been involved in any legal proceedings that are material to an evaluation of the ability or integrity of such person. There are no family relationships among any of the directors or executive officers named. No director or executive officer has any arrangement or understanding between him or her and any other person(s) pursuant to which he or she is to be selected as a director or officer of the Company.

Name	Age	Position and Offices With the Company
Roderick de Greef(1)	62	Chief Executive Officer and Chairman of the Board
Troy Wichterman	39	Chief Financial Officer
Aby J. Mathew, Ph.D.	51	Chief Scientific Officer and Executive Vice President
Todd Berard	55	Chief Marketing Officer
Karen Foster	64	Chief Quality and Operations Officer
Geraint Phillips	57	Senior Vice President, Global Operations
Garrie Richardson	51	Chief Revenue Officer
Sarah Aebersold	48	Chief Human Resources Officer
Joseph Schick	62	Director
Rachel Ellingson	54	Director
Amy DuRoss	49	Lead Director
Joydeep Goswami	52	Director
Tim Moore	62	Director
(1) Roderick de Greef, previously serving as a director of the Company since January 4, 2023, was appointed as Chief Executive Officer and Chairman of the Board as of the same day.

Roderick de Greef has been Chief Executive Officer and Chairman of the Board since October 2023 at BioLife. Previously, Mr. de Greef began serving as a director of the Board in January 2023, prior to which he served as President and Chief Operating Officer from November 2021 until he retired on January 3, 2023. Mr. de Greef was appointed Chief Operating Officer from December 2019 to May 2021 after his appointment as Chief Financial Officer from May 2016 to November 2021. He also served as interim Chief Financial Officer and interim Secretary from March 2016 through May 2016. Mr. de Greef served as a director of the Company from June 2000 through November 2013, and provided the Company with strategic and financial consulting services from July 2007 through August 2011. Since November 2022, Mr. de Greef has served as a director of the Upper Connecticut Valley Hospital, a non-profit, rural hospital in northern New Hampshire. Since December 2020, Mr. de Greef has served as a director of Sirona Medical Technologies, a cardia electrophysiology company. From February 2019 to January 2021, Mr. de Greef served as a director, chairman of the Audit Committee of the board of directors of Indonesia Energy Corporation Limited, an oil and gas exploration and production company. Mr. de Greef served Pareteum Corporation., a mobile communications company, as a director, chair of the Audit Committee and member of the Nominating and Corporate Governance Committee and Compensation Committee from September 2015 to September 2017, and also from January 2008 to October 2011. From November 2013 to October 2014, Mr. de Greef served as the president and sole director of Cambridge Cardiac Technologies, Inc. a privately held successor to Cambridge Heart, Inc. From November 2008 to October 2013, Mr. de Greef was the chairman of the board of Cambridge Heart, Inc., a manufacturer of non-invasive diagnostic cardiology products. From November 2003 to May 2013, Mr. de Greef served as a director, member of the Audit Committee and chairman of the Compensation Committee of Endologix, Inc. From 2001 to 2006, Mr. de Greef served as Executive Vice President and Chief Financial Officer of NASDAQ listed Cardiac Science, Inc., which in 2004 was ranked as the 4th fastest growing technology company in North America on Deloitte & Touche’s Fast 500 listing. Mr. de Greef received his Master of Business Administration degree from the University of Oregon, and a Bachelor of Arts in Economics and International Relations from San Francisco State University. Mr. de Greef has extensive experience in corporate finance and the business world in general as well as serving as an officer and director of public companies.
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
Karen Foster has been Chief Quality Officer since December 2019, and became Chief Quality and Operations Officer as of January 2024. Before her appointment as Chief Quality Officer, Ms. Foster had served as Vice President, Operations since April 2016. From 2003 to early 2016, Ms. Foster was Vice President of Laboratory Operations and Site Leader at ViaCord, LLC, a family cord blood bank, and subsidiary of PerkinElmer Inc. Over a 25-year career, Ms. Foster has managed manufacturing and quality operations in several capacities for companies including ViaCord, Pfizer, Inc. (formerly Pharmacia Corporation) and Amersham Pharmacia Biotech, Inc. (formerly Phamacia Biotech, Inc.). She holds an MBA from the University of Wisconsin-Milwaukee (specialization in Operations Management), an M.S. in Zoology from University of Wisconsin-Milwaukee (specialization in Microbiology) and a B.S. in Biological Sciences from Michigan Technological University.
Geraint Phillips has been Senior Vice President, Global Operations since January 2023. Before his appointment as Chief Operating Officer, Mr. Phillips served as Vice President of Freezer Operations upon the acquisition of Global Cooling, Inc. in May 2021, where he served as its Chief Operating Officer since December 2020. While VP of Freezer Operations, Mr. Phillips oversaw the Company’s liquid nitrogen storage freezer product lines. His career spans more than 20 years of operational executive leadership positions that include Senior Director of Global Operations at Azenta Life Sciences (NASDAQ: AZTA; formerly Brooks Life Sciences) and 14 years of progressive operational responsibility to the VP of Global Operations, Environmental Health Division at PerkinElmer (NYSE: PKI), where he held global responsibilities for a number of divisions. Phillips has a Bachelor of Science in Physics from Cardiff University and an MBA from the University of South Wales.
Garrie Richardson has been Chief Revenue Officer since October 2023. Before his appointment to Chief Revenue Officer, Mr. Richardson served as General Manager of SciSafe, Inc., a wholly owned subsidiary of BioLife Solutions, Inc. from 2020 to 2023. Prior to BioLife’s acquisition of SciSafe, Inc. in October 2020, Mr. Richardson was the President and

Founder of SciSafe, Inc. from 2010 to 2020, overseeing operations, sales and marketing and strategic planning. He has a Bachelor of Science Degree in Marketing and Master of Business Administration from the Sorrell College of Business at Troy University.
Sarah Aebersold has been Chief Human Resources Officer since January 2023. Previously, Ms. Aebersold was Vice President, Global Human Resources since January 2021 and served as the Senior Director, Global Human Resources & Administration since February 2020. In that role, Ms. Aebersold oversaw human resources programs in the areas of employee relations, talent acquisition, benefits, compensation, coaching, training and development, policy, and data management. Prior to joining the Company, Ms. Aebersold served in a variety of human resources roles with companies including MCG Health, a healthcare solutions provider (2016-2020, most recently as Head of Human Resources and Administration), Spacelabs Healthcare, a manufacturer of medical equipment (2014-2016, 2012-2013, most recently as Senior Manager, Human Resources), T-Mobile, a mobile communication company, (2013-2013, most recently as Human Resource Manager), Seattle Children’s Hospital, a children’s hospital (2009-2012, most recently as Manager, Human Resources Consulting), and ZymoGenetics, Inc., a biotechnology/pharmaceutical company (2004-2009, most recently as Human Resources Manager).
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
Amy DuRoss has served as Lead Director of the Company's Board of Directors since August 2023 and member of the Company’s Governance and Nominating Committee and as Chair of the Compensation Committee since April 2021. Ms. DuRoss previously served as Chief Executive Officer of Vineti, Inc., a healthcare technology company, from the time that she co-founded Vineti in April 2016 through March 2022. Ms. DuRoss led Vineti and its software as a service platform to the forefront of innovation supporting cell and gene therapy manufacturing, delivery and patient follow up. Before co-founding Vineti, Ms. DuRoss focused on healthcare new business creation for GE Ventures, a venture capital subsidiary of General Electric (NYSE: GE), serving as a Managing Director from May 2013 to May 2017. Prior to GE, Ms. DuRoss was Chief Business Officer at Navigenics, Inc., a genomics company sold to Life Technologies Corporation in 2012. Ms. DuRoss was Co-founder and Executive Director of Proposition 71, California's stem cell research initiative passed in 2004, as well as Chief of Staff at the resulting state grant oversight agency. Ms. DuRoss was named a 2016 Health Innovator Fellow by the Aspen Institute. Ms. DuRoss also serves as a member of the Board of Directors for the ARM Foundation for Cell and Gene Medicine. Ms. DuRoss holds an MBA, Masters degree in English, and Bachelors of Arts degree in English from Stanford University. The Board has determined that Ms. DuRoss is qualified to serve as a director because of her experience founding and growing a successful business in the cell and gene therapy space.
Joydeep Goswami has served as a director and member of the Company’s Audit Committee and as chair of the Nominating and Governance Committee since October 2021. Mr. Goswami currently serves as Chief Financial Officer at Illumina, a biotechnology company, since February 2023. Previously, Mr. Goswami was the Interim Chief Financial Officer at Illumina since July of 2022 and Chief Strategy and Corporate Development Officer since September 2019. As a member of the executive leadership at Illumina, Mr. Goswami is responsible for driving planning, strategic partnerships, and acquisitions. Prior to Illumina, Mr. Goswami served as the President of Thermo Fisher Scientific's Clinical Next-Generation Sequencing (NGS) and Oncology business unit, where he oversaw efforts that drove the adoption of NGS in clinical oncology, research and reproductive health. Mr.Goswami has held senior leadership roles across the pharma/biotech, diagnostics and research tool continuum, previously serving at companies such as Life Technologies and Invitrogen, in addition to Thermo Fisher Scientific. He has led teams across various functions, including sales, marketing, R&D and other support functions. Mr. Goswami served as President, Asia Pacific and Japan while at Thermo Fisher Scientific and created the Stem Cells and Regenerative Medicine Business Unit at Invitrogen. Additionally, he spent five years at McKinsey, where he specialized in strategy for pharmaceutical, medical technology and technology companies. Mr. Goswami holds his MS, PhD in Chemical Engineering, and MBA from MIT and a Bachelor's degree in Chemical Engineering from the Indian Institute of Technology. The Board has determined that Mr. Goswami is qualified to serve as a director because of his experience with strategic leadership and international business operations.
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
Board of Directors
Overview
Our Bylaws provide that the size of our Board is to be determined from time to time by resolution of the Board but shall consist of at least three members. As of the date of this filing, our Board consists of six members. Our Board has determined five of our directors – Messrs. Schick, Goswami, and Moore, and Mss. DuRoss and Ellingson – to be independent under the rules of the NASDAQ Stock Market, after taking into consideration, among other things, those transactions described under “Certain Transactions.” Mr. de Greef serves as Chairman of the Board and is Chief Executive Officer and, as of August 1, 2023, Amy DuRoss was appointed as Lead Director of the Board.
At each annual meeting of stockholders, members of our Board are elected to serve until the next annual meeting and until their successors are duly elected and qualified. If the nominees named in this report are elected, the Board will consist of six persons.
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

The following table sets forth the current composition of the three standing committees of our Board:

Name	Board	Audit	Compensation	Governance and Nominating
Mr. de Greef	Chair
Mr. Schick (financial expert)	X	Chair	X	X
Ms. DuRoss	X		Chair	X
Ms. Ellingson	X	X	X
Mr. Goswami	X	X		Chair
Mr. Moore	X		X	X
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
The Board has determined that all members of our Audit Committee meet the independence and financial literacy standards of NASDAQ and applicable SEC rules. The Board of Directors has determined that Mr. Schick is an “audit committee financial expert” as defined by the rules of the SEC.
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
Number of Meetings
The Board held a total of 23 meetings during 2023. Our Audit Committee held seven meetings in 2023, our Compensation Committee held two meetings in 2023 and our Governance and Nominating Committee held 2 meetings during 2023. Each incumbent director attended greater than 60% of the total number of Board meetings in which they were responsible for attending.
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
Accordingly, the Board has adopted a Code of Business Conduct and Ethics for all employees. The Board has adopted an additional corporate code of ethics for its Chief Executive Officer, Chief Financial Officer, and other senior financial officers, which is intended to be a “code of ethics” as defined by applicable SEC rules. The Code of Business Conduct and Ethics is publicly available on our website at http://investors.biolifesolutions.com/corporate-governance. The Code of Business Conduct and Ethics is designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations. These codes also incorporate what we expect from our executives so as to enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. Any amendments made to the Code of Business Conduct and Ethics will be available on our website.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended December 31, 2023, the Company believes that all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis during the year ended December 31, 2023, except those listed below:
•January 10, 2023: Section 16(a) filings filed late by Michael Rice, Aby Mathew, Karen Foster, Geraint Phillips, Troy Wichterman, Sarah Aebersold, Todd Berard, and Marcus Schulz. Each filed one late Form 4 reporting one transaction.
•November 1, 2023: Section 16(a) filing filed late by Garrie Richardson reflecting one late Form 4 reporting one transaction.
•December 1, 2023: Section 16(a) filings filed late by Aby Mathew, Karen Foster, Geraint Phillips, and Troy Wichterman. Each filed one late Form 4 reporting one transaction.
Stockholder Communications with Directors
Stockholders wishing to communicate with the Board or with a particular member or committee of the Board should address communications to the Board, or to an individual member or committee as follows: c/o BioLife Solutions, Inc., Attention: Corporate Secretary, 3303 Monte Villa Parkway, Suite 310, Bothell, Washington 98021. All communications will be relayed to that addressee. From time to time, the Board may change the process through which stockholders communicate with the Board or its members or committees. There were no changes in this process in 2023 or as of the date hereof. Please refer to our website at www.biolifesolutions.com for any future changes in this process. The Board or the particular director or committee of the Board to which a communication is addressed will, if it deems appropriate, promptly refer the matter either to management or to the full Board depending on the nature of the communication.

Board Diversity Matrix

Board Diversity Matrix as of December 31, 2023
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
Respectfully submitted by the Compensation Committee:
Amy DuRoss, Chairperson
Joseph Schick
Rachel Ellingson
Timothy Moore

Compensation discussion and analysis
Our compensation discussion and analysis (“CD&A”) describes our executive-compensation philosophy and program as reported in the executive compensation tables that follow, which provide information relating primarily to compensation decisions for the following 2023 named executive officers (“NEOs”) of the Company:

Name	Position with the Company
Roderick de Greef(1)	Chief Executive Officer and Chairman of the Board
Michael Rice(1)	Former Chief Executive Officer and Chairman of the Board
Troy Wichterman	Chief Financial Officer
Aby J. Mathew, Ph.D.	Chief Scientific Officer and Executive Vice President
Geraint Phillips	Senior Vice President, Global Operations
Karen Foster	Chief Quality and Operations Officer
(1) As of October 19, 2023, Michael Rice resigned from his position as Chief Executive Officer and Chairman of the Board and the board appointed Roderick de Greef as successor. Mr. Rice is included as an NEO pursuant to Regulation S-K.
2023 year in review

For the fiscal year ended December 31, 2023, the macroeconomic environment created challenging headwinds for the CGT and broader biopharma industry, and, as a result, the Company did not achieve its financial goals for 2023. Factors contributing to the economic constraints within the industry included reduced spending across our customer base for both capital equipment and consumables in addition to destocking by our customers and distributors in our high margin cell processing products.

To navigate the financial challenges that arose from the macroeconomic conditions in 2023, we focused our efforts on managing our operating expenses through a reduction in workforce and limiting discretionary expenses in Q3, 2023. As announced in the third quarter of 2023, we determined that divesting our Freezer Businesses would optimize the performance of our product portfolio by focusing on recurring, higher margin revenue streams within our cell processing and biostorage services product lines. We anticipate the divestiture of the Freezer Businesses to conclude during the first half of 2024.

In continued efforts to manage our expenses given the economic circumstances our company faced during the year, the Board did not award cash bonuses to the executive team as the 2023 financial goals for the year had not been met. However, we are keenly focused on continuing to achieve our corporate goals in alignment with our broader purpose to return long-term value to our shareholders. We are confident the execution of the initiatives outlined above will increase our profitability through our focus on differentiated products suited to the complexities of manufacturing cell and gene therapies, and are in the best interest of the Company and our shareholders.
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
Compensation objectives
The Company’s compensation programs for its executive officers are designed to provide the following:
•Salaries and total compensation that are competitive with other bioprocessing, life sciences, and biotechnology companies with which the Company competes for talent, determined by comparing the Company’s pay practices with these companies. The committee’s objective is to align executive total annual compensation, including salary, cash bonus and long-term equity, near the 50th percentile of the Company’s peer group.
•Equity incentive compensation, including market-based equity awards, to ensure that its executive officers are motivated over the long-term to respond to the Company’s business challenges and opportunities as owners and not just as employees, thereby aligning the executive officers’ interests with those of shareholders.
•Annual cash incentive compensation that motivates the executive officers to lead and manage the business to meet the Company’s near-and long-term objectives.
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
Re-Pricing: We do not allow re-pricing of underwater stock options without shareholder approval.
Benefits: We offer market-competitive benefits for executives that are consistent with the benefits we offer all our employees.	Gross up Payments: We do not provide excise tax gross-up payments for our executive officers.
Consult: We consistently engage an independent compensation consultant to advise on compensation levels and practices.	Guaranteed Bonuses: We do not provide guaranteed bonuses to our executive officers.
Risk Assessment: We perform an annual compensation risk assessment.
Double Trigger: We provide each NEO severance benefits that are triggered only upon a termination of employment, including resignation for good reason, following a change-in-control (i.e., double trigger).

Board and Compensation Committee consideration of shareholder advisory votes on compensation
In evaluating our executive compensation programs for the fiscal year ended December 31, 2023, the Compensation Committee considered the shareholder advisory vote on our executive compensation, (the “say-on-pay vote”), for the fiscal year ended December 31, 2022, which was approved by 74.2% of the votes cast.
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

Role of compensation consultant
In establishing compensation levels for each executive officer, the Compensation Committee has the authority to engage the services of outside experts. For analysis of the fiscal year ended December 31, 2023 executive compensation structure, the Compensation Committee retained FW Cook, an independent compensation consulting firm, to assist management in assessing and reporting to the Compensation Committee the competitiveness and effectiveness of the Company’s executive compensation programs. In addition, our finance and human resources departments support management in their work and act in accordance with the direction given to them to administer our compensation programs.
Management has assessed any potential conflicts of interest raised by the work of FW Cook, our compensation consultant, pursuant to SEC rules and has determined that no such conflict of interest exists.
In December 2022, the Compensation Committee held meetings with management to review the reports prepared by FW Cook to:
•Review our compensation objectives
•Review the actual compensation of our executive officers for consistency with our objectives
•Analyze trends in executive compensation
•Assess our variable cash compensation structure, as well as incentive plan components and mechanics, to ensure an appropriate correlation between pay and performance with resulting compensation opportunities that balance returns to the Company and its shareholders
•Assess our equity-based awards programs against our objectives of executive incentive, retention, and alignment with shareholder interests
•Review our peer group and consider appropriate changes related to the realignment of our business
•Benchmark our executive cash compensation and equity-based awards programs, and assess our pay versus performance against our peer group
•Review recommendations for fiscal year 2023 compensation for appropriateness relative to our compensation objectives
Use of peer group to benchmark compensation
In December 2022, FW Cook provided management with an analysis of base salary, target bonus, target total cash, long-term incentive value and design, and target total compensation for executives, and cash and equity compensation for non-employee directors, of comparable companies in the bioprocessing, life sciences, and biotechnology industries. In performing this analysis, FW Cook used a peer group of 20 bioprocessing, life sciences, and biotechnology companies, which was reviewed and approved by management. As necessary, FW Cook, in conjunction with management, reevaluates our peer group in light of developments in the market and our industry. As a result of this review, three companies were added to the peer group and three companies were removed from the peer group compared to the prior report. The companies included in the peer group had revenues with a median of $215 million, as compared to the group’s median revenue of $168 million in fiscal year 2022, when the evaluation was last completed.
The peer group used in the report presented for consideration of 2023 compensation decisions and approved by the management consisted of the following companies:

ANGO	AngioDynamics	CSII	Cardiovascular Systems, Inc	NSTG	NanoString Technologies, Inc.
HALO	Antares Pharma, Inc.(1)	CERS	Cerus Corporation	NVRO	NEVRO Corporation
AORT	Artivion	CDXS	Codexis, Inc.	MCRB	Seres Therapeutics
ATRI	Atrion Corporation	CYRX	Cryoport, Inc.	SILK	Silk Road Medical, Inc.
CDMO	Avid Bioservices, Inc.	GKOS	Glaukos Corporation	STAA	STAAR Surgical Company
AXGN	Axogen Corporation	IRTC	iRhythm Technologies, Inc.	VCYT	Veracyte, Inc.
AZTA	Azenta	MLAB	Mesa Laboratories, Inc.
(1)Antares Pharma, Inc. was acquired by Halozyme (NASDAQ: HALO) as of May 2022.
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
In January 2023, the Compensation Committee granted to the NEOs, service vesting-based restricted stock awards which vest over a four-year period, and market-based restricted stock awards which contain a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2023 through December 31, 2024 as compared to the total shareholder return of our 20 company peer group. The size of these grants is based on target long-term incentive levels for each of the NEOs.

Executive compensation

Base salary

Base salary represents the fixed portion of an executive officer’s compensation and is intended to provide compensation for day-to-day performance. The Compensation Committee believes that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. Each executive officer’s base salary is initially determined upon hire or promotion based on the executive officer’s responsibilities, prior experience, individual compensation history and salary levels of other executives within the Company and similarly situated executives within our peer group. Base salary is typically reviewed annually. The Compensation Committee believes that the base salaries paid to our executive officers during the fiscal year ended December 31, 2023 achieved the Company’s compensation objectives. Base salaries for the named executive officers for 2023, 2022 and 2021 are as follows:

Name	2023 Base Salary ($) (1)	2022 Base Salary ($) (1)	2021 Base Salary ($) (1)	Base Salary Increase in 2023 vs 2022 (%)	Base Salary Increase in 2022 vs 2021 (%)
Roderick de Greef(2)	744,450	450,000	412,137	65	9
Michael Rice(2)	709,000	645,000	641,019	10	1
Aby J Mathew	435,000	419,750	419,750	4	—
Troy Wichterman	472,000	375,000	249,077	26	50
Geraint Phillips	380,000	300,000	237,415	27	25
Karen Foster	382,000	356,500	356,500	7	—
(1) These base salary increases were based on each named executive officer’s performance, qualifications, experience, responsibilities, and FW Cook’s survey of the publicly disclosed compensation for similar positions at companies in the peer group.
(2) The 2023 base salaries presented here are reflecting the annual salaries outlined within the employment agreements of each respective NEO. The actual salary earned by each NEO is presented within the Summary compensation table as both did not serve in their position for the entirety of 2023.

Annual cash incentive compensation (short-term incentive) plan
In 2023, as in prior years, executives were eligible for bonuses, as approved by the Compensation Committee and the Board, with pre-established goals and weightings, which was designed to reward achievements based upon quantitative and qualitative Company performance (the “Company Objectives”), and to incentivize and reward NEOs for achieving performance goals that drive Company performance, align pay and performance, and support the long-term growth of the Company.
All NEO incentive payouts are calculated based solely on Company Objectives to closely align compensation with the Company’s performance. The Compensation Committee determines each NEO’s annual cash incentive compensation after the end of each fiscal year, which is calculated as a percentage of the executive officer’s target annual cash incentive compensation (“Target Award”). The Compensation Committee establishes each NEOs Target Award at a level that represents a meaningful portion of each NEOs cash compensation. In addition, the Compensation Committee sets thresholds, target, and maximum performance goals, and related payout levels, considering annual cash incentive compensation levels for comparable positions within our peer group and our own historical practices. An NEO could earn between 0% and 110% of the NEOs Target Award for achievement of Corporate Objectives, dependent upon the level of achieved performance.
Annual cash incentive compensation (short-term incentive) plan protocol
The Compensation Committee administers the Plan:
1.At the beginning of the fiscal year, the CEO, with assistance from senior management, proposes annual Company Objectives, measurement criteria and weightings, subject to review and approval by the Compensation Committee.
2.At the beginning of the following fiscal year, the CEO and CFO evaluate performance levels and the achievement of these annual Company Objectives, which are subject to review and approval by the Compensation Committee. Specific bonus award recommendations for all participants are submitted by the CEO to the Compensation Committee for review and approval.
3.The Compensation Committee determines the bonus awards for individual participants based on the Target Awards and the Company’s performance against the Company Objectives.
Summary of 2023 performance measure and goals
The Compensation Committee may, at its discretion, elect to adjust bonuses or not to pay bonuses at all. A Target Award and the weight assigned to Company Objectives are determined based upon competitive market data derived from our peer group. The final incentive payout is determined based on the achievement of Company Objectives defined for each organizational level and position and the Target Award.
Our Company is focused on driving above-industry level growth through internal innovation, acquisitions, and expansion of applications for our products and services. With our focus on revenue growth, gross margin improvements, and positive adjusted EBITDA, we believe that revenue, gross margin, and Adjusted EBITDA are relevant metrics to reflect success. Revenue was the highest weighted Company Objective, and the remaining weighting was attributed to each of the other Company Objectives as recommended by management and approved by the Compensation Committee. We believe these are objectives that our executive team can directly impact, and that drive shareholder value.
For the 2023 Plan, the Compensation Committee set the following Company Objectives and related payout levels:
•Revenue (60%): For 2023, the revenue target was set at $194 million, which if achieved, would result in a payout of 60% of each NEOs Target Award. If the Company achieved revenues of $200 million, a 20% increase of payout would result and each NEOs Target Award would be paid at 72% with respect to the revenue metric. If achieved performance was below $194 million but at or above $186 million, a 20% reduction of payout would result and each NEOs Target Award would be paid at 48% with respect to the revenue metric. If achieved performance was below $186 million, then no payout would be made to the NEOs with respect to the revenue metric.
•Adjusted Gross Margin(1) (20%): For 2023, the adjusted gross margin target was set at 38%, which if achieved, would result in a payout of 20% of each NEOs Target Award. If the Company achieved adjusted gross margin of 40%, a 20% increase of payout would result and each NEOs Target Award would be paid at 24% with respect to the adjusted gross margin metric. If achieved performance was below 38% but at or above 36%, a 20% reduction of payout would result and each NEOs Target Award would be paid at 16% with respect to the adjusted gross margin metric. If achieved performance was below 36%, then no payout would be made to the NEOs with respect to the adjusted gross margin metric.
•Adjusted EBITDA(1) (20%): For 2023, the adjusted EBITDA target was set at 8% of revenues, which if achieved, would result in a payout of 20% of each NEOs Target Award with respect to the adjusted EBITDA metric. If the Company achieved adjusted EBITDA of 10% of revenues, a 20% increase of payout would result and each NEOs Target Award would be paid at 24% with respect to the adjusted EBITDA metric. If achieved performance was below 8% of revenues but at or above 6% of revenues, a 20% reduction of payout would result and each NEOs Target Award would be paid at 16% with respect to the adjusted EBITDA metric. If achieved performance was below 6% of revenues, then no payout would be made to the NEOs with respect to the adjusted EBITDA metric.
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
Adjusted gross margin reconciliation

	Year Ended December 31,
	2023	2022	2021
GAAP total revenues	$143,271	$161,759	$119,156
GAAP cost of revenues	(96,519)	(107,937)	(82,108)
COGS intangible asset amortization	(2,781)	(5,007)	(4,557)
GAAP GROSS PROFIT	$43,971	$48,815	$32,491
GAAP GROSS MARGIN	30.7%	30.2%	27.3%

ADJUSTMENTS TO GROSS PROFIT:
Inventory step-up	—	251	1,130
Inventory reserve costs	2,334	—	—
Loss on disposal of assets	286	—	—
Intangible asset amortization	2,781	5,007	4,557
ADJUSTED GROSS PROFIT	$49,372	$54,073	$38,178
ADJUSTED GROSS MARGIN	34.5%	33.4%	32.0%

Adjusted EBITDA reconciliation

	Year Ended December 31,
	2023	2022	2021
GAAP NET (LOSS) / INCOME	$(66,427)	$(139,805)	$(8,908)

ADJUSTMENTS:
Interest expense, net	1,812	687	485
Income tax (expense) benefit	169	(5,022)	(20,118)
Depreciation	7,126	6,834	4,800
Intangible asset amortization	5,181	9,697	8,202
EBITDA	$(52,139)	$(127,609)	$(15,539)
Share-based compensation (non-cash)	31,670	25,334	13,974
Inventory step-up	—	251	1,130
Acquisition and divestiture costs	3,226	18	1,636
Severance costs	1,591	—	—
Loss (gain) on disposal of assets	477	683	(145)
Change in fair value of investments	—	(697)	—
Change in fair value of contingent consideration	(2,193)	(4,754)	2,875
Change in fair value of warrant liability	—	—	121
Gain on settlement of Global Cooling escrow	(5,115)	—	—
Asset impairment charges	15,485	110,364	—
Inventory reserve costs	2,334	—	—
ADJUSTED EBITDA(1)	$(4,664)	$3,590	$4,052
ADJUSTED EBITDA as a percentage of total revenues	(3.3%)	2.2%	3.4%
(1) Adjusted EBITDA excluded executive bonuses from GAAP operating expenses to determine target award percentage.
Individual annual cash incentive targets
For the fiscal year ended December 31, 2023, the Company established a Target Award for each NEO Company Objectives, which are set forth below:

Name	Target Award as % of Salary for the Fiscal Year Ended December 31, 2023	Portion Tied to Company Objectives (%)
Roderick de Greef	100	100
Michael Rice	100	100
Aby J Mathew	45	100
Troy Wichterman	60	100
Geraint Phillips	55	100
Karen Foster	45	100

Performance against 2023 company objectives
The following table summarizes the performance of the Company against its Objectives for the fiscal year ended December 31, 2023:

Company Objectives for the Fiscal Year Ended December 31, 2023
Revenue target	Revenues of $143.3 million did not meet threshold
Adjusted Gross Margin target	Adjusted Gross Margin of 34.5% did not meet threshold
Adjusted EBITDA target	Adjusted EBITDA of (3.3%) did not meet threshold
Annual bonus incentive payments under the plan
As stated above, the Company did not achieve its financial goals for 2023. As a result, the Compensation Committee did not award bonus payouts to NEOs.
Objectives for the fiscal year ending December 31, 2024
Our annual cash incentive compensation plan for the fiscal year ending December 31, 2024 is generally consistent with the program for the fiscal year ended December 31, 2023. The Compensation Committee, after reviewing assessments provided by management along with market data from FW Cook, determined each NEOs Target Award percentage of salary for the fiscal year 2024. Company Objectives, including revenue, adjusted gross margin, adjusted EBITDA, remediation of material weaknesses, system implementation metrics, and weightings were established to determine threshold, target, and maximum performance goals for the 2024 annual bonus.
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
For the fiscal year ended December 31, 2023, the Compensation Committee considered a number of factors in determining what, if any, equity incentive compensation to grant to the executive officers, including:
•the performance of the Company during the fiscal year
•the number of shares subject to, and exercise price of, outstanding options held by the executive officers
•the number of restricted stock units held by the executive officers
•the vesting schedule of the unvested equity awards held by the executive officers
•the financial statement impact of any equity award
•the amount and percentage of the total equity on a diluted basis held by the executive officers
•the available shares under the Company’s equity incentive plan
The target split of the long-term equity incentive compensation awards made to our NEOs, based upon dollar value, is 50% market-based, and 50% service vesting-based restricted stock awards. We granted our NEOs these equity incentive instruments in 2023, 2022 and 2021 and we anticipate that we will continue to include these grants as part of our long-term incentive compensation program going forward for the reasons noted above.

In January 2023, the Compensation Committee granted the following long-term incentive compensation awards to each of the named executive officers of the Company. These awards are split based upon dollar value between service vesting-based restricted stock awards (50%) and market-based restricted stock awards (50%).

Name	Service-vesting based stock awards (#)	Market-based Stock Units (#)
Roderick de Greef(1)	—	—
Michael Rice(2)	99,038	99,038
Aby J Mathew	20,940	20,940
Troy Wichterman	34,296	34,296
Geraint Phillips	21,223	21,223
Karen Foster	16,978	16,978
(1) As of the date of grant for the long-term incentive compensation awards, Mr. de Greef was a member of the Board of Directors and therefore did not receive the award above designated to the NEOs. However, Mr. de Greef was awarded 394,856 shares, vesting annually in four equal parts, upon appointment to Chief Executive Officer on October 19, 2023. All awarded shares were service-vesting based. Further details on all shares awarded are within the Grants of plan-based awards table below.
(2) Upon Mr. Rice's resignation on October 19, 2023, all service-vesting based shares, both vested and unvested, were accelerated. Only Mr. Rice's market-based stock granted during 2022 and 2023, which were 70,094 and 99,038 market-based shares, respectively, remain active and will vest only upon the achievement of the Company's performance against the 20 company peer group during the periods of January 1, 2022 through December 31, 2023 and January 1, 2023 through December 31, 2024, respectively.
Service vesting-based equity awards granted in 2023 will vest one-quarter of the shares in one year with the remainder vesting quarterly over three years. Market-based restricted stock awards contain a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2023 through December 31, 2024 as compared to the total shareholder return of our 20 company peer group.
2024 long-term equity incentive compensation
In January 2024, the Compensation Committee granted long-term incentive compensation awards to each of the NEOs of the Company. Consistent with the Company’s compensation philosophy and objectives, as described above, these awards are split based upon dollar value between service vesting-based restricted stock (50%) and market-based restricted stock (50%), all of which are subject to similar vesting conditions to comparable service vesting-based and market-based instruments awarded by BioLife as discussed above.
Other compensation
All full-time employees, including the executive officers, are eligible to participate in the health benefits programs, including medical, dental and vision care coverage, disability and life insurance and the Company’s 401(k) plan. Under the 401(k) plan, the Company matches 100% of the first 4% of eligible compensation contributed by employees. Additionally, the Company reimburses the Chief Executive Officer for travel expenses and additional tax gross up payments to cover travel costs between the corporate headquarters and their personal residence.
Termination and change of control provisions
We have entered into agreements with our NEOs that provide certain benefits if employment is terminated under certain circumstances, including under certain circumstances in connection with a change of control. We believe that these protections serve our retention objectives by permitting our NEOs to maintain continued focus and dedication to their responsibilities in order to maximize shareholder value, including in the event of a transaction that could result in a change of control of the Company. We believe that these protections promote the stability, continuity and impartiality of our executives in a change of control situation.

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
Generally, Section 162(m) of the Code disallows a federal income tax deduction for public corporations of remuneration in excess of $1 million paid for any fiscal year to its chief executive officer, chief financial officer, and certain other current and former highly compensated employees that qualify as “covered employees” within the meaning of Section 162(m). The Compensation Committee believes that shareholder interests are best served if the Compensation Committee retains maximum flexibility to design executive compensation programs that meet stated business objectives. For these reasons, the Compensation Committee, while considering tax deductibility as a factor in determining executive compensation, may not limit such compensation to those levels that will be deductible.
Incentive compensation clawback policy
As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), we maintain a clawback policy, which requires that certain incentive compensation paid to any current or former executive officer, including our NEOs, will be subject to recoupment if (x) the incentive compensation was calculated based on financial statements that were required to be restated due to material noncompliance with financial reporting requirements, without regard to any fault or misconduct, and (y) that noncompliance resulted in overpayment of the incentive compensation within the three fiscal years preceding the fiscal year in which the restatement was required. Incentive compensation subject to the clawback policy consists of compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure (as defined in the rules implementing such requirement), including stock price and total shareholder return, on and after October 2, 2023.
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

Executive compensation tables
Summary compensation table
The following table summarizes the compensation earned during the fiscal years ended December 31, 2023, 2022, and 2021 by the Company’s named executive officers, as such officers are determined in accordance with Regulation S-K (each referred to herein as a “named executive officer” or “NEO”).

Name and Principal Positions (a)	Year (b)	Salary ($) (c)(1)		Bonus ($) (d)		Stock Awards ($) (e)(2)		Non-Equity Incentive Plan Compensation ($) (f)(3)	All Other Compensation ($) (g)		Total ($) (h)

Roderick de Greef	2023	198,890	(4)	62,740	(5)	4,588,883	(6)	—	466,285	(7)	5,316,798
Chief Executive Officer and	2022	450,000		—		1,747,823	(8)	185,850	—		2,383,673
Chairman of the Board	2021	412,137		—		544,603	(9)	223,850	—		1,180,590

Michael Rice	2023	567,200	(10)	—		3,603,003	(11)	—	730,252	(12)	4,900,455
Former Chief Executive Officer	2022	645,000		—		3,703,620	(13)	380,550	—		4,729,170
and Chairman of the Board	2021	641,019		—		1,005,813	(14)	603,075	—		2,249,907

Aby J. Mathew	2023	435,000		—		897,488	(15)	—	13,200	(16)	1,345,688
Executive Vice President and	2022	419,750		—		1,155,834	(17)	111,510	12,200		1,699,294
Chief Scientific Officer	2021	419,750		—		579,568	(18)	207,776	11,266		1,218,360

Troy Wichterman	2023	472,000		—		1,212,021	(19)	—	13,200	(20)	1,697,221
Chief Financial Officer	2022	375,000		—		1,245,968	(21)	121,688	12,200		1,754,856
	2021	249,077		—		280,024	(22)	30,000	11,463		570,564

Geraint Phillips	2023	380,000		—		909,617	(23)	—	13,200	(24)	1,302,817
Senior Vice President	2022	300,000		—		482,254	(25)	45,600	12,200		840,054
Global Operations	2021	237,415		—		266,023	(26)	—	—		503,438

Karen Foster	2023	382,000		—		727,677	(27)	—	13,200	(28)	1,122,877
Chief Quality and Operations	2022	356,500		—		891,900	(29)	84,252	12,200		1,344,852
Officer	2021	356,500		—		492,530	(30)	156,860	11,518		1,017,408
________________________
(1)Reflects base salary earned in each applicable period.
(2)Represents the the aggregate grant-date fair value of restricted stock measured in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in the valuation are consistent with the valuation methodologies specified in the notes to our consolidated financial statements included in this Form 10-K.
(3)The named executive officers’ Cash Incentive Plan awards are based on the performance of the Company relative to predetermined financial goals (Company Objectives) that closely align compensation with the Company’s performance. The threshold, target, and maximum payout amounts for each named executive officer’s Cash Incentive Plan payout opportunity for 2023 are shown in the table entitled Grants of Plan-Based Awards table below.
(4)The base salary reflected here is prorated for the period in which Mr. de Greef served as Chief Executive Officer. Mr. de Greef was appointed on October 19, 2023 to the position at a base salary of $744,450. The base salary presented reflects his service as CEO from his date of appointment through December 31, 2023. Mr. de Greef's salary also reflects his board retainer compensation for services performed as a Board Member from January 4, 2023 through October 18, 2023.
(5)This bonus reflects Mr. de Greef's extraordinary award provided by the BOD for extraordinary services as a director upon his appointment to Chief Executive Officer and Chairman on October 19, 2023.

(6)Represents the grant-date fair value of 394,856 service vesting-based restricted stock granted on October 19, 2023. The service vesting-based restricted stock award granted October 19, 2023 will vest 1/4 of the shares annually over 4 years so long as Mr. de Greef remains employed by the Company through such date, provided that all unvested shares as of January 1, 2027 shall fully vest. The total fair value of shares awarded reflected here do not reflect the fair value of shares awarded to Mr. de Greef during his service as a Director on the BOD from January 4, 2023 through October 18, 2023. These shares are reflected in the Director compensation section below.
(7)This amount represents the $450,000 severance Mr. de Greef received upon his retirement from the Company on January 3, 2023 prior to being appointed to the BOD and subsequently reappointed to Chief Executive Officer as of October 19, 2023. The amount also includes $16,285 of travel expense reimbursement provided to Mr. de Greef for travel between his personal residence and corporate headquarters in Bothell, Washington. Per his employment agreement, Mr. de Greef is eligible for up to $75,000 in travel expense reimbursement each year.
(8)Represents fair value of 23,365 service vesting-based restricted stock and 23,365 market-based restricted stock granted on February 24, 2022, 12,068 service vesting-based restricted stock awards granted on January 3, 2022, and 5,882 service vesting-based restricted stock awards granted in lieu of salary on various dates from May 2022 through August 2022. The service vesting-based restricted stock award granted February 24, 2022 will vest 1/4 of the shares on February 24, 2023 with the remainder vesting quarterly over 3 years. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2022 through December 31, 2023 as compared to the total shareholder return of our 20 company peer group. The service vesting-based restricted award granted on January 3, 2022 vested 1/4 each quarter end during 2022 and was fully vested on December 31, 2022.
(9)Represents fair value of 4,740 service vesting-based restricted stock and 4,740 market-based restricted stock granted on February 8, 2021, and 3,222 service vesting-based restricted stock granted on April 12, 2021. The service vesting-based restricted stock award granted February 8, 2021 vests in 4 quarterly increments beginning on January 1, 2022, provided that Mr. de Greef continues to be employed with BioLife through the vesting dates. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of our 20 company peer group. The service vesting-based restricted award granted April 12, 2021 fully vested October 12, 2021.
(10)The base salary reflected here is prorated for the period in which Mr. Rice served as Chief Executive Officer. Mr. Rice retired from his position on October 19, 2023, which had a base salary of $709,000. The base salary presented reflects his service as CEO from January 1, 2023 through his date of retirement.
(11)Represents fair value of 99,038 service vesting-based restricted stock and 99,038 market-based restricted stock granted on January 8, 2023. The service vesting-based restricted stock award granted January 8, 2023 was accelerated and fully vested as of Mr. Rice's retirement date of October 19, 2023. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2023 through December 31, 2024 as compared to the total shareholder return of our 20 company peer group.
(12)Represents the severance paid out to Mr. Rice upon his resignation from the Company on October 19, 2023.
(13)Represents fair value of 70,094 service vesting-based restricted stock and 70,094 market-based restricted stock granted on February 24, 2022, and 5,537 service vesting-based restricted stock awards granted in lieu of salary on various dates from May 2022 through August 2022. The service vesting-based restricted stock award granted February 24, 2022 vested 1/4 of the shares on February 24, 2023 with the remainder vesting quarterly over 3 years. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2022 through December 31, 2023 as compared to the total shareholder return of our 20 company peer group.
(14)Represents fair value of 7,511 service vesting-based restricted stock and 7,511 market-based restricted stock granted on February 8, 2021, and 8,487 service vesting-based restricted stock granted on April 12, 2021. The service vesting-based restricted stock award granted February 8, 2021 vested 1/4 of the shares on February 8, 2022 with the remainder vesting quarterly over 3 years. The service vesting-based restricted award granted April 12, 2021 fully vested October 12, 2021. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of our 20 company peer group. The performance-based restricted stock vested at 100% of the number of restricted shares granted to each recipient based on achievement of specified performance metrics approved by the Compensation Committee.
(15)Represents fair value of 20,940 service vesting-based restricted stock and 20,940 market-based restricted stock granted on January 8, 2023. The service vesting-based restricted stock award granted January 8, 2023 vested 1/4 of the shares on January 3, 2024 with the remainder vesting quarterly over 3 years. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2023 through December 31, 2024 as compared to the total shareholder return of our 20 company peer group.
(16)This amount represents the match paid by the Company on behalf of such individual into the Company 401(k) plan on 100% of the first 4% of eligible compensation contributed by such individual during the fiscal year 2023.
(17)Represents fair value of 21,029 service vesting-based restricted stock and 21,029 market-based restricted stock granted on February 24, 2022, and 4,514 service vesting-based restricted stock awards granted in lieu of salary on various dates from May 2022 through August 2022. The service vesting-based restricted stock award granted February 24, 2022 vested 1/4 of the shares on February 24, 2023 with the remainder vesting quarterly over 3 years. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2022 through December 31, 2023 as compared to the total shareholder return of our 20 company peer group.
(18)Represents fair value of 4,891 service vesting-based restricted stock and 4,891 market-based restricted stock granted on February 8, 2021, and 3,360 service vesting-based restricted stock granted on April 12, 2021. The service vesting-based restricted stock award granted February 8, 2021 vested 1/4 of the shares on February 8, 2022 with the remainder vesting quarterly over 3 years. The service vesting-based restricted award granted April 12, 2021 fully vested October 12, 2021. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of our 20 company peer group. The performance-based restricted stock vested at 100% of the number of restricted shares granted to each recipient based on achievement of specified performance metrics approved by the Compensation Committee.
(19)Represents fair value of 34,296 service vesting-based restricted stock and 34,296 market-based restricted stock granted on January 8, 2023. The service vesting-based restricted stock award granted January 8, 2023 vested 1/4 of the shares on January 3, 2024 with the remainder vesting quarterly over 3 years. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2023 through December 31, 2024 as compared to the total shareholder return of our 20 company peer group.
(20)This amount represents the match paid by the Company on behalf of such individual into the Company 401(k) plan on 100% of the first 4% of eligible compensation contributed by such individual during the fiscal year 2023.
(21)Represents fair value of 23,365 service vesting-based restricted stock and 23,365 market-based restricted stock granted on February 24, 2022, and 2,574 service vesting-based restricted stock awards granted in lieu of salary on various dates from May 2022 through August 2022. The service vesting-based restricted stock award granted February 24, 2022 vested 1/4 of the shares on February 24, 2023 with the remainder vesting quarterly over 3 years. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2022 through December 31, 2023 as compared to the total shareholder return of our 20 company peer group.
(22)Represents fair value of 5,680 service vesting-based restricted stock granted on August 9, 2021. The service vesting-based stock award vested 1/4 of the shares on August 9, 2022 with the remainder vesting quarterly over 3 years.
(23)Represents fair value of 21,223 service vesting-based restricted stock and 21,223 market-based restricted stock granted on January 8, 2023. The service vesting-based restricted stock award granted January 8, 2023 vested 1/4 of the shares on January 3, 2024 with the remainder vesting quarterly over 3 years. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2023 through December 31, 2024 as compared to the total shareholder return of our 20 company peer group.
(24)This amount represents the match paid by the Company on behalf of such individual into the Company 401(k) plan on 100% of the first 4% of eligible compensation contributed by such individual during the fiscal year 2023.

(25)Represents fair value of 9,346 service vesting-based restricted stock and 9,346 market-based restricted stock granted on February 24, 2022. The service vesting-based restricted stock award granted February 24, 2022 vested 1/4 of the shares on February 24, 2023 with the remainder vesting quarterly over 3 years. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2022 through December 31, 2023 as compared to the total shareholder return of our 20 company peer group.
(26)Represents fair value of 5,396 service vesting-based restricted stock granted to Mr. Phillip's on August 9, 2021 at the discretion of the Compensation Committee upon the closing of the acquisition of Global Cooling, Inc. The service vesting-based restricted stock award granted August 9, 2021 vested 1/4 of the shares on August 9, 2022 with the remainder vesting quarterly over 3 years.
(27)Represents fair value of 16,978 service vesting-based restricted stock and 16,978 market-based restricted stock granted on January 8, 2023. The service vesting-based restricted stock award granted January 8, 2023 vested 1/4 of the shares on January 3, 2024 with the remainder vesting quarterly over 3 years. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2023 through December 31, 2024 as compared to the total shareholder return of our 20 company peer group.
(28)This amount represents the match paid by the Company on behalf of such individual into the Company 401(k) plan on 100% of the first 4% of eligible compensation contributed by such individual during the fiscal year 2023.
(29)Represents fair value of 16,536 service vesting-based restricted stock and 16,536 market-based restricted stock granted on February 24, 2022 and 3,059 service vesting-based restricted stock awards granted in lieu of salary on various dates from May 2022 through August 2022. The service vesting-based restricted stock award granted February 24, 2022 vested 1/4 of the shares on February 24, 2023 with the remainder vesting quarterly over 3 years. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2022 through December 31, 2023 as compared to the total shareholder return of our 20 company peer group.
(30)Represents fair value of 4,157 service vesting-based restricted stock and 4,157 market-based restricted stock granted on February 8, 2021 and 2,854 service vesting-based restricted stock granted on April 12, 2021. The service vesting-based restricted stock award granted February 8, 2021 vested 1/4 of the shares on February 8, 2022 with the remainder vesting quarterly over 3 years. The service vesting-based restricted award granted April 12, 2021 fully vested October 12, 2021. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of our 20 company peer group. The performance-based restricted stock vested at 100% of the number of restricted shares granted to each recipient based on achievement of specified performance metrics approved by the Compensation Committee.
The following table reflects the allocation of base salary, cash incentive compensation, equity incentive compensation, and other compensation earned by the Company’s NEOs in the fiscal year 2023 as set forth in the 2023 Summary Compensation Table above.

Name	Long-Term Incentives (%)	Short-Term Incentives (%)	Base Salary (%)	Total Compensation ($)
Roderick de Greef	86	10	4	5,316,798
Michael Rice	74	14	12	4,900,455
Aby J Mathew	68	—	32	1,345,688
Troy Wichterman	71	—	29	1,697,221
Geraint Phillips	70	—	30	1,302,817
Karen Foster	66	—	34	1,122,877

Grants of plan-based awards
The following table sets forth certain information regarding each grant of plan-based awards made to a named executive officer in the last completed fiscal year under any plan, including awards that subsequently have been transferred.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of	Grant Date Fair Value of
Name (a)	Award Type	Grant Date (b)	Threshold (#) (c)	Target (#) (d)	Maximum (#) (e)	Threshold (#) (c)	Target (#) (d)	Maximum (#) (e)	Shares of Stock or Units (#) (e)	Stock Awards ($) (f) (1)

Roderick de Greef	Cash incentive	-	119,112	744,450	893,340	—	—	—	—	—
Roderick de Greef	Service-vesting RSUs	10/19/2023				—	—	—	394,856	4,418,439
Roderick de Greef	Service-vesting RSUs	1/3/2023				—	—	—	9,646	170,445
Roderick de Greef	In lieu of director fees	10/1/2023(2)				—	—	—	362	4,999
Michael Rice	Market-based RSUs	1/3/2023				—	99,038	198,076	—	2,494,767
Michael Rice	Service-vesting RSUs	1/3/2023				—	—	—	99,038	1,108,235
Michael Rice	In lieu of salary	8/25/2023(2)				—	—	—	1,248	13,628
Michael Rice	In lieu of salary	9/8/2023(2)				—	—	—	1,022	13,623
Michael Rice	In lieu of salary	9/22/2023(2)				—	—	—	290	3,814
Michael Rice	In lieu of salary	10/6/2023(2)				—	—	—	282	3,818
Michael Rice	In lieu of salary	10/20/2023(2)				—	—	—	771	7,864
Aby J. Mathew	Cash incentive	-	31,320	195,750	234,900	—	—	—	—	—
Aby J. Mathew	Market-based RSUs	1/3/2023				—	20,940	41,880	—	527,479
Aby J. Mathew	Service-vesting RSUs	1/3/2023				—	—	—	20,940	370,010
Aby J. Mathew	In lieu of salary	8/25/2023(2)				—	—	—	966	10,549
Aby J. Mathew	In lieu of salary	9/8/2023(2)				—	—	—	792	10,557
Aby J. Mathew	In lieu of salary	9/22/2023(2)				—	—	—	802	10,546
Aby J. Mathew	In lieu of salary	10/6/2023(2)				—	—	—	779	10,548
Aby J. Mathew	In lieu of salary	10/20/2023(2)				—	—	—	1,034	10,547
Aby J. Mathew	In lieu of salary	11/3/2023(2)				—	—	—	924	10,552
Aby J. Mathew	In lieu of salary	11/17/2023(2)				—	—	—	826	10,548
Aby J. Mathew	In lieu of salary	12/1/2023(2)				—	—	—	796	10,547
Aby J. Mathew	In lieu of salary	12/15/2023(2)				—	—	—	705	10,540
Troy Wichterman	Cash incentive	-	45,312	283,200	339,840	—	—	—	—	—
Troy Wichterman	Market-based RSUs	1/3/2023				—	34,296	68,592	—	606,010
Troy Wichterman	Service-vesting RSUs	1/3/2023				—	—	—	34,296	606,010
Troy Wichterman	In lieu of salary	8/25/2023(2)				—	—	—	498	5,438
Troy Wichterman	In lieu of salary	9/8/2023(2)				—	—	—	408	5,439
Troy Wichterman	In lieu of salary	9/22/2023(2)				—	—	—	290	3,814
Troy Wichterman	In lieu of salary	10/6/2023(2)				—	—	—	281	3,805
Troy Wichterman	In lieu of salary	10/20/2023(2)				—	—	—	373	3,805
Troy Wichterman	In lieu of salary	11/3/2023(2)				—	—	—	333	3,803
Troy Wichterman	In lieu of salary	11/17/2023(2)				—	—	—	298	3,805
Troy Wichterman	In lieu of salary	12/1/2023(2)				—	—	—	287	3,803
Troy Wichterman	In lieu of salary	12/15/2023(2)				—	—	—	254	3,797
Geraint Phillips	Cash incentive	-	33,440	209,000	250,800	—	—	—	—	—
Geraint Phillips	Market-based RSUs	1/3/2023				—	21,223	42,446	—	534,607
Geraint Phillips	Service-vesting RSUs	1/3/2023				—	—	—	21,223	375,010
Geraint Phillips	In lieu of salary	8/25/2023(2)				—	—	—	401	4,379
Geraint Phillips	In lieu of salary	9/8/2023(2)				—	—	—	328	4,372
Geraint Phillips	In lieu of salary	9/22/2023(2)				—	—	—	221	2,906
Geraint Phillips	In lieu of salary	10/6/2023(2)				—	—	—	219	2,965
Geraint Phillips	In lieu of salary	10/20/2023(2)				—	—	—	291	2,968

Geraint Phillips	In lieu of salary	11/3/2023(2)				—	—	—	262	2,992
Geraint Phillips	In lieu of salary	11/17/2023(2)				—	—	—	234	2,988
Geraint Phillips	In lieu of salary	12/1/2023(2)				—	—	—	229	3,034
Geraint Phillips	In lieu of salary	12/15/2023(2)				—	—	—	211	3,154
Karen Foster	Cash incentive	-	27,504	171,900	206,280	—	—	—	—	—
Karen Foster	Market-based RSUs	1/3/2023				—	16,978	33,956	—	427,676
Karen Foster	Service-vesting RSUs	1/3/2023				—	—	—	16,978	300,001
Karen Foster	In lieu of salary	8/25/2023(2)				—	—	—	403	4,401
Karen Foster	In lieu of salary	9/8/2023(2)				—	—	—	330	4,399
Karen Foster	In lieu of salary	9/22/2023(2)				—	—	—	260	3,419
Karen Foster	In lieu of salary	10/6/2023(2)				—	—	—	252	3,412
Karen Foster	In lieu of salary	10/20/2023(2)				—	—	—	335	3,417
Karen Foster	In lieu of salary	11/3/2023(2)				—	—	—	299	3,415
Karen Foster	In lieu of salary	11/17/2023(2)				—	—	—	267	3,410
Karen Foster	In lieu of salary	12/1/2023(2)				—	—	—	258	3,419
Karen Foster	In lieu of salary	12/15/2023(2)				—	—	—	228	3,409
(1)The fair value of the market-based restricted stock awards is estimated at the date of grant using the Monte Carlo Simulation model.
(2)The grants awarded on dates indicated here were made in lieu of salary for each applicable pay period.
Discussion of summary compensation table and grants of plan-based awards table

The Company’s executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards Table was paid or awarded, are described above under “Compensation Discussion and Analysis.” The material terms of employment agreements and arrangements with the Company’s named executive officers are described below under the heading “Employment Arrangements.” The material terms of the equity awards disclosed in the grants-of plan-based awards table are listed in the footnotes to the Summary Compensation Table, above.
Outstanding equity awards at December 31, 2023
The following table sets forth certain information regarding the outstanding stock option grants and stock awards held by the NEOs at December 31, 2023. Awards were made under both the 2013 Performance Incentive Plan and 2023 Omnibus Performance Incentive Plan. For the outstanding stock option grants and stock awards described below, vesting is conditioned on the NEO remaining in service to the Company through such vesting date. Such awards may also be subject to accelerated vesting as described in “Potential Payments Upon Termination or Change in Control.”

	OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Aby J. Mathew	50,000	––	––	2.06	5/4/2025(1)

Karen Foster	100,000	––	––	1.90	4/13/2026(1)
(1)This award is fully vested.

	UNVESTED SHARES
Name (a)	Grant Date (b)	Number of shares or units of stock that have not vested (#) (c)		Market value of shares of units of stock that have not vested (1) ($) (d)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (e)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (f)
Roderick de Greef	1/4/2023	9,646	(2)	156,748	—		—
Roderick de Greef	10/19/2023	394,856	(3)	6,416,410	—		—

Michael Rice	2/24/2022	—		—	70,094	(4)	1,139,028
Michael Rice	1/3/2023	—		—	99,038	(5)	1,609,368

Aby J. Mathew	3/25/2020	1,779	(6)	28,909	—		—
Aby J. Mathew	2/8/2021	1,529	(7)	24,846	—		—
Aby J. Mathew	2/24/2022	11,829	(8)	192,221	21,029	(9)	341,721
Aby J. Mathew	1/3/2023	20,940	(10)	340,275	20,940	(11)	340,275

Troy Wichterman	6/19/2020	2,663	(12)	43,274	—		—
Troy Wichterman	8/9/2021	1,775	(13)	28,844	—		—
Troy Wichterman	2/24/2022	13,143	(14)	213,574	23,365	(15)	379,681
Troy Wichterman	1/3/2023	34,296	(16)	557,310	34,296	(17)	557,310

Geraint Phillips	8/9/2021	2,361	(18)	38,366	—		—
Geraint Phillips	2/24/2022	5,258	(19)	85,443	9,346	(20)	151,873
Geraint Phillips	1/3/2023	21,223	(21)	344,874	21,223	(22)	344,874

Karen Foster	3/25/2020	1,511	(23)	24,554	—		—
Karen Foster	2/8/2021	1,300	(24)	21,125	—		—
Karen Foster	2/24/2022	9,201	(25)	149,516	16,356	(26)	265,785
Karen Foster	1/3/2023	16,978	(27)	275,893	16,978	(28)	275,893
(1)The dollar amounts shown in columns (d) and (f) are determined by multiplying the number of shares or units shown in column (c) or (e), as applicable, by $16.25, the closing price of BioLife’s common stock on December 31, 2023.
(2)9,646 unvested service vesting-based RSAs subject to this award vested January 4, 2024. This award was provided to Mr. de Greef upon his appointment to the BOD on January 4, 2023.
(3)394,856 service vesting-based RSAs subject to this award are scheduled to vest in 4 equal quarterly increments measured from the grant date, provided that Mr. de Greef continues to be employed with BioLife through the vesting dates.
(4)The target number of 70,094 market-based RSAs is shown. Between 0% and 200% of the target number of market-based RSAs vest based on our total shareholder return during (“TSR”) compared to our 20 company peer group over the relevant two-year performance period between January 1, 2022 and December 31, 2023.
(5)The target number of 99,038 market-based RSAs is shown. Between 0% and 200% of the target number of market-based RSAs vest based on our total shareholder return during (“TSR”) compared to our 20 company peer group over the relevant two-year performance period between January 1, 2023 and December 31, 2024.
(6)1,779 unvested service vesting-based RSAs subject to this award will vest March 25, 2024.

(7)1,529 unvested service vesting-based RSAs subject to this award are scheduled to vest in 4 equal quarterly increments measured from the grant date, provided that Mr. Mathew continues to be employed with BioLife through the vesting dates.
(8)11,829 unvested service vesting-based RSAs subject to this award are scheduled to vest in 8 equal quarterly increments measured from the grant date, provided that Mr. Mathew continues to be employed with BioLife through the vesting dates.
(9)The target number of 21,029 market-based RSAs is shown. Between 0% and 200% of the target number of market-based RSAs vest based on our total shareholder return during (“TSR”) compared to our 20 company peer group over the relevant two-year performance period between January 1, 2022 and December 31, 2023.
(10)20,940 unvested service vesting-based RSAs subject to this award vested ¼ one year from the grant date, January 3, 2024 and, thereafter, will vest in 12 equal quarterly increments, provided that Mr. Mathew continues to be employed with BioLife through the vesting dates.
(11)The target number of 20,940 market-based RSAs is shown. Between 0% and 200% of the target number of market-based RSAs vest based on our total shareholder return during (“TSR”) compared to our 20 company peer group over the relevant two-year performance period between January 1, 2023 and December 31, 2024.
(12)2,663 unvested service vesting-based RSAs subject to this award are scheduled to vest in 2 equal quarterly increments measured from the grant date, provided that Mr. Wichterman continues to be employed with BioLife through the vesting dates.
(13)1,755 unvested service vesting-based RSAs subject to this award are scheduled to vest in 4 equal quarterly increments measured from the grant date, provided that Mr. Wichterman continues to be employed with BioLife through the vesting dates.
(14)13,143 unvested service vesting-based RSAs subject to this award are scheduled to vest in 8 equal quarterly increments measured from the grant date, provided that Mr. Wichterman continues to be employed with BioLife through the vesting dates.
(15)The target number of 23,365 market-based RSAs is shown. Between 0% and 200% of the target number of market-based RSAs vest based on our total shareholder return during (“TSR”) compared to our 20 company peer group over the relevant two-year performance period between January 1, 2022 and December 31, 2023.
(16)34,296 unvested service vesting-based RSAs subject to this award vested ¼ one year from the grant date, January 3, 2024 and, thereafter, will vest in 12 equal quarterly increments, provided that Mr. Wichterman continues to be employed with BioLife through the vesting dates.
(17)The target number of 34,296 market-based RSAs is shown. Between 0% and 200% of the target number of market-based RSAs vest based on our total shareholder return during (“TSR”) compared to our 20 company peer group over the relevant two-year performance period between January 1, 2023 and December 31, 2024.
(18)2,361 unvested service vesting-based RSAs subject to this award are scheduled to vest in 6 equal quarterly increments measured from the grant date, provided that Mr. Phillips continues to be employed with BioLife through the vesting dates.
(19)5,258 unvested service vesting-based RSAs subject to this award are scheduled to vest in 8 equal quarterly increments measured from the grant date, provided that Mr. Phillips continues to be employed with BioLife through the vesting dates.
(20)The target number of 9,346 market-based RSAs is shown. Between 0% and 200% of the target number of market-based RSAs vest based on our total shareholder return during (“TSR”) compared to our 20 company peer group over the relevant two-year performance period between January 1, 2022 and December 31, 2023.
(21)21,223 unvested service vesting-based RSAs subject to this award vested ¼ one year from the grant date, January 3, 2024 and, thereafter, will vest in 12 equal quarterly increments, provided that Mr. Phillips continues to be employed with BioLife through the vesting dates.
(22)The target number of 21,223 market-based RSAs is shown. Between 0% and 200% of the target number of market-based RSAs vest based on our total shareholder return during (“TSR”) compared to our 20 company peer group over the relevant two-year performance period between January 1, 2023 and December 31, 2024.
(23)1,511 unvested service vesting-based RSAs subject to this award will vest March 25, 2024.
(24)1,300 unvested service vesting-based RSAs subject to this award are scheduled to vest in 4 equal quarterly increments measured from the grant date, provided that Ms. Foster continues to be employed with BioLife through the vesting dates.
(25)9,201 unvested service vesting-based RSAs subject to this award are scheduled to vest in 8 equal quarterly increments measured from the grant date, provided that Ms. Foster continues to be employed with BioLife through the vesting dates.
(26)The target number of 16,356 market-based RSAs is shown. Between 0% and 200% of the target number of market-based RSAs vest based on our total shareholder return during (“TSR”) compared to our 20 company peer group over the relevant two-year performance period between January 1, 2022 and December 31, 2023.

(27)16,978 unvested service vesting-based RSAs subject to this award vested ¼ one year from the grant date, January 3, 2024 and, thereafter, will vest in 12 equal quarterly increments, provided that Ms. Foster continues to be employed with BioLife through the vesting dates.
(28)The target number of 16,978 market-based RSAs is shown. Between 0% and 200% of the target number of market-based RSAs vest based on our total shareholder return during (“TSR”) compared to our 20 company peer group over the relevant two-year performance period between January 1, 2023 and December 31, 2024.
Option exercises and stock vested for the fiscal year ended December 31, 2023
The following Option Exercises and Stock Vested table sets forth certain information regarding each exercise of stock options and each vesting of restricted stock during the last completed year for each of the named executive officers on an aggregated basis.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)(1)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)(2)
Roderick de Greef(3)	—	—	28,467	520,816
Michael Rice	60,000	597,570	197,927	2,642,439
Aby J. Mathew	140,000	2,683,400	31,088	562,614
Troy Wichterman	938	17,466	20,111	364,238
Geraint Phillips	—	—	7,833	133,107
Karen Foster	—	—	21,754	413,440
(1) Value realized is calculated based on the difference between the closing price of our common stock on the date of exercise and the exercise price of the stock option.
(2) Value realized is calculated based on the closing price of our common stock on the date of vesting.
(3) Of the shares awarded to Mr. de Greef during the year ended December 31, 2023, 362 shares that vested were associated with his service period as a Director on the BOD from January 4, 2023 through October 18, 2023. The shares awarded are also outlined within the Director compensation section below.
Pension benefits
The Company has no defined benefit plans or other supplemental retirement plans for the NEOs.
Nonqualified deferred compensation
The Company has no nonqualified defined contribution plans or other nonqualified deferred compensation plans for the named executive officers.
Employment agreements
The terms and conditions of employment for each of our NEOs are set forth in written employment agreements, as amended from time to time (“employment agreements”). Each of the employment agreements with our NEOs sets forth the terms and conditions of such executive’s employment with us and provides for severance and change in control payments and benefits, as described below.
Roderick de Greef
The Company entered into an employment agreement with Roderick de Greef, Chief Executive Officer and Chairman of the Board, effective December 1, 2020, as later amended, which has been superseded by an executive employment agreement dated October 19, 2023. Please see “Potential Payments Upon Termination or Upon Termination in Connection with a Change in Control” below for the severance benefits for which Mr. de Greef is eligible.
Michael Rice

On October 19, 2023, Michael Rice, former Chief Executive Officer and Chairman of the Board, resigned his positions as Chairman of the Board and Chief Executive Officer of the Company, effective immediately. In connection with Mr. Rice’s resignation, the Company and Mr. Rice entered into a Separation, Release of Claims and Consulting Agreement on October 19, 2023, pursuant to which Mr. Rice will serve as a consultant for the Company beginning on the separation date and ending on the six-month anniversary thereof. During the consulting term, Mr. Rice will assist the Company’s senior leadership team with certain projects as determined by mutual agreement between Mr. Rice and the Company’s Chief Executive Officer.
Troy Wichterman
The Company entered into an employment agreement with Troy Wichterman, Chief Financial Officer, effective November 4, 2021, as amended effective June 1, 2023 and August 15, 2023. Please see “Potential Payments Upon Termination or Upon Termination in Connection with a Change in Control” below for the severance benefits for which Mr. Wichterman is eligible.
Aby J. Mathew
The Company entered into an employment agreement with Aby J. Mathew, Chief Scientific Officer and Executive Vice President, effective December 1, 2020, as amended effective January 1, 2023 and August 15, 2023. Please see “Potential Payments Upon Termination or Upon Termination in Connection with a Change in Control” below for the severance benefits for which Mr. Mathew is eligible.
Geraint Phillips
The Company entered into an employment agreement with Geraint Phillips, Senior Vice President, Global Operations, effective November 9, 2021, as amended effective January 1, 2023 and August 15, 2023. Please see “Potential Payments Upon Termination or Upon Termination in Connection with a Change in Control” below for the severance benefits for which Mr. Phillips is eligible.
Karen Foster
The Company entered into an employment agreement with Karen Foster, Chief Quality and Operations Officer, effective January 1, 2018, as amended effective June 1, 2023 and August 15, 2023. Please see “Potential Payments Upon Termination or Upon Termination in Connection with a Change in Control” below for the severance benefits for which Ms. Foster is eligible.
Potential payments upon termination or change in control

Executive Employment Agreements
Pursuant to each NEO’s employment agreement, upon termination of the NEO’s employment by the Company without “cause” or the NEO’s resignation for “good reason” (each as defined in each NEO’s employment agreements), the NEO will receive the following severance payments: (i) a lump sum severance payment equal to 12 months’ base salary, (ii) an amount equal to the cost of 12 months of medical insurance premiums at a monthly amount equal to the amount of COBRA coverage in effect as of the termination date, plus a tax gross-up with respect to such premiums, and (iii) full vesting of all unvested equity awards.
If the NEO’s employment is terminated by the Company or the NEO resigns for “good reason” (except in the case of Mr. de Greef) upon, or within 12 months following, a “change in control” (as defined in each NEO’s employment agreement), the NEO will receive the following severance payments: (i) a lump sum severance payment equal to 12 months’ (or, in the case of Mr. de Greef, 24 months’) salary, (ii) 100% of any incentive cash and/or stock bonus opportunity for the year in which the Change in Control occurs, (iii) an amount equal to the cost of 12 months’ (or, in the case of Mr. de Greef, 24 months’) of medical insurance premiums at a monthly amount equal to the amount of COBRA coverage in effect as of the termination date, plus a tax gross-up with respect to such premiums, and (iii) full vesting of all unvested equity awards.
If the NEO’s employment is terminated by the Company due to death or disability, the NEO will receive a prorated portion of any incentive bonus opportunity previously approved by the Board (assuming target level achievement) and full vesting of all unvested equity awards.

For purposes of each of the NEO employment agreements, “cause” generally means any of the following has occurred: (i) any breach of the employment agreement by the executive; (ii) any failure to perform assigned job responsibilities that continues unremedied for a period of 10 days after written notice to the executive officer by the Company; (iii) the executive officer’s malfeasance or misconduct in connection with the executive officer’s duties under the employment agreement or any act or omission of the executive officer which is materially injurious to the financial condition or business reputation of the Company or any of its subsidiaries or affiliates, (iv) commission or conviction of a felony or misdemeanor or failure to contest prosecution for a felony or misdemeanor; (v) the Company’s reasonable belief that the executive officer engaged in a violation of any statute, rule or regulation, any of which in the judgment of the Company is harmful to the business or to Company’s reputation; (vi) the Company’s reasonable belief that the executive officer engaged in unethical practices, dishonesty or disloyalty; or (vii) any reason that would constitute “cause” under the laws the State of Washington.
For purposes of each of the NEO employment agreements, a “change in control” means (i) the consummation of a merger or consolidation of the Company with or into another entity, (ii) the dissolution, liquidation or winding up of the Company or (iii) the sale of all or substantially all of the Company’s assets. The foregoing notwithstanding, a merger or consolidation of the Company shall not constitute a “Change in Control” if immediately after such merger or consolidation a majority of the voting power of the capital stock of the continuing or surviving entity, or any direct or indirect parent corporation of such continuing or surviving entity, will be owned by the persons who were the Company’s stockholders immediately prior to such merger or consolidation in substantially the same proportions as their ownership of the voting power of the Company’s capital stock immediately prior to such merger or consolidation.
For purposes of each of the NEO employment agreements, “good reason” generally means the following: (i) the Company’s material breach of the terms of the employment agreement or any other written agreement between the executive officer and Company; (ii) significant diminution in the nature or scope of the executive’s authority, title, function or duties, (iii) a material reduction of the executive officer’s salary or target bonus opportunity, other than as a result of a general salary reduction affecting substantially all Company employees; (iv) any failure by the Company to obtain the assumption of the employment agreement by any successor or assign of the Company; or, except in the case of Mr. Phillips, (v) a requirement that the executive officer be based at any office or location more than 50 miles from the executive officer’s primary work location prior to the effective date of the employment agreement.
Assuming the NEOs employment was terminated by the Company without cause or the NEOs resigned for good reason and such event took place on December 31, 2023, each of the continuing NEOs would have been entitled to the payments and benefits shown in the table below.

	Payments and Benefits
Name	Base Salary Continuation ($)	Accelerated Vesting of Equity Awards ($) (1)	Health Insurance Under COBRA ($)	Total ($)
Roderick de Greef	744,450	6,416,410	30,668	7,191,528
Aby J Mathew	435,000	2,080,748	9,656	2,525,404
Troy Wichterman	472,000	1,779,993	14,275	2,266,268
Geraint Phillips	380,000	965,430	21,252	1,366,682
Karen Foster	382,000	2,637,765	21,252	3,041,017
(1) The dollar amounts shown are based on the intrinsic value of the stock options and restricted stock awards on December 31, 2023 calculated using $16.25, the closing price of BioLife’s common stock on December 31, 2023.

Assuming the NEO’s employment was terminated by the Company or the NEOs resigned for good reason upon or within 12 months following a change in control and such events took place on December 31, 2023, each of the continuing NEOs would have been entitled to the payments and benefits shown in the table below.

	Payments and Benefits
Name	Base Salary Continuation ($)	2023 Annual Cash Incentive ($) (1)	Accelerated Vesting of Equity Awards ($) (2)	Health Insurance Under COBRA ($)	Total ($)
Roderick de Greef	1,116,675	—	6,416,410	61,336	7,594,421
Aby J Mathew	435,000	—	2,080,748	9,656	2,525,404
Troy Wichterman	472,000	—	1,779,993	19,033	2,271,026
Geraint Phillips	380,000	—	965,430	21,252	1,366,682
Karen Foster	382,000	—	2,637,765	21,252	3,041,017
(1) No bonus payout was provided for the year ended December 31, 2023.
(2) The dollar amounts shown are based on the intrinsic value of the stock options and restricted stock awards on December 31, 2023 calculated using $16.25, the closing price of BioLife’s common stock on December 31, 2023.

Assuming the NEO’s employment was terminated by the Company due to death or disability and such event took place on December 31, 2023, each of the continuing NEOs would have been entitled to the payments and benefits shown in the table below.

	Payments and Benefits
Name	Base Salary Continuation ($)	Current year end Annual Cash Incentive ($) (1)	Accelerated Vesting of Equity Awards ($) (2)	Total ($)
Roderick de Greef	744,450	—	6,416,410	7,160,860
Aby J Mathew	435,000	—	2,080,748	2,515,748
Troy Wichterman	472,000	—	1,779,993	2,251,993
Geraint Phillips	380,000	—	965,430	1,345,430
Karen Foster	382,000	—	2,637,765	3,019,765
(1) No bonus payout was provided for the year ended December 31, 2023.
(2) The dollar amounts shown are based on the intrinsic value of the stock options and restricted stock awards on December 31, 2023 calculated using $16.25, the closing price of BioLife’s common stock on December 31, 2023.

Equity Incentive Plans and Forms of Award Agreements

The 2023 Plan provides for full accelerated vesting of awards in the event a “change in control” (as defined in the 2023 Plan) occurs and the surviving entity or successor corporation in such change in control does not assume or substitute outstanding awards. The 2023 Plan further provides for “double-trigger” acceleration, meaning that in the event an award continues in effect or is assumed or substituted by the surviving entity or successor corporation in connection with a change in control, and an NEO’s employment or service is terminated without “cause” (as defined in the 2023 Plan) upon or within 12 months following such change in control, all outstanding awards will accelerate and vest in full.

The award agreements under the 2013 Plan provide for “single-trigger” acceleration, meaning that in the event of a “change in control” (as defined in the 2013 Plan), all outstanding awards will accelerate and vest in full.

For purposes of the 2023 Plan, “cause” means, unless otherwise provided in an award agreement or employment or similar agreement entered into by and between the participant and the Company or any of its affiliates, termination of a participant’s employment by the Company and its affiliates based on the employer’s belief that any of the following has occurred: (a) the continued refusal or omission by the participant to perform any material duties required of such participant by the Company or any of its affiliates; (b) any act or omission by the participant involving malfeasance, misconduct, dishonesty or gross negligence in the performance of the participant’s duties to, or material deviation from any of the policies or directives of, the Company or any of its affiliates; (c) the participant engaged in conduct that constitutes a breach of any statutory or common law duty of loyalty to the Company or any of its affiliates; (d) the participant engaged in a violation of any statute, rule, regulation or policy of the Company or any of its affiliates, any of which in the judgment of the Company is harmful to the business or reputation of the Company or any of its affiliates; (e) the participant’s commission or conviction of a felony or misdemeanor (other than a misdemeanor traffic violation) or any crime involving moral turpitude, including a plea of guilty or failure to contest prosecution for a felony, misdemeanor or crime involving moral turpitude; (f) any reason that would constitute Cause under the laws of the State of Washington; or (g) the participant’s breach of an employment or similar agreement entered into by and between the participant and the Company or any of its affiliates, including, without limitation, a breach of any restrictive covenants contained therein.

For purposes of the 2013 Plan and the 2023 Plan, “change in control” generally means the occurrence of any of the following events: (a) the acquisition, directly or indirectly, in one transaction or a series of related transactions, by any person or group (within the meaning of Section 13(d)(3) of the Exchange Act) of the beneficial ownership of securities of the Company possessing more than 50% of the total combined voting power of all outstanding securities of the Company; (b) a merger or consolidation of the Company with any other entity, whether or not the Company is the surviving entity in such transaction; (c) the sale, transfer or other disposition (in one transaction or a series of related transactions) of all or substantially all of the consolidated assets of the Company; or (d) the approval by the stockholders of a plan or proposal for the liquidation or dissolution of the Company.
CEO pay ratio
Pursuant to a mandate of the Dodd-Frank Act, the SEC adopted a rule requiring that we annually disclose the ratio of our median employee’s total annual compensation to the total annual compensation of our CEO, Roderick de Greef, who is also our principal executive officer (the “CEO Pay Ratio”).
The Company’s compensation and benefits philosophy and the overall structure of the compensation and benefit programs are broadly similar across the organization and aim to encourage and reward all employees who contribute to the Company’s success. The Company strives to ensure the pay of every employee reflects the level of their job impact and responsibilities and is competitive within the Company’s peer group. Compensation rates are benchmarked and are generally set to be market-competitive in the country in which the jobs are performed. The Company’s ongoing commitment to pay equity is critical to successfully supporting a diverse workforce with opportunities for all employees to grow, develop, and contribute.
We identified the median employee using total salary and wages earned, then subtracting bonuses earned in 2022 but paid in 2023, adding bonuses earned in 2023 but not paid until 2024, adding the fair value of equity awards granted to the employee during 2023, and adding other compensation. Salary and wages were annualized for any employees hired during the most recent fiscal year. A total of 414 US based employees who were employed by the Company on December 31, 2023, the last day of the Company’s fiscal year, were included in the determination of this calculation (including all employees, whether employed on a full-time, part-time, seasonal or temporary basis).
As illustrated in the table below, the Company’s 2023 CEO Pay Ratio was approximately 72:1.

Roderick de Greef (CEO) 2023 Compensation	$5,316,798
Median Employee 2023 Compensation	$74,106
CEO Pay Ratio	72:1
To determine the median employee, we included all individuals employed as of December 31, 2023. Compensation for the median employee was determined in the same manner as the total compensation reported for Mr. de Greef in the “Total” column of the Summary Compensation Table. The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules, based on the Company’s internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other peer companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Director compensation
Each of our non-employee directors, during the year ended December 31, 2023, were compensated with an annual retainer fee of $60,000. Committee chairpersons were compensated with additional annual retainers as follows:

Annual Retainer

Audit Committee Chair	$13,750
Compensation Committee Chair	$12,500
Governance and Nominating Committee Chair	$10,000
A total of $465,657 in cash director compensation was recorded during the year ended December 31, 2023, which varied by director depending on when their services began or ended. The following table sets forth information regarding compensation earned by our non-employee directors for the year ended December 31, 2023.

Name (1)	Annual Cash Retainer ($) (2)	Board and Committee Chair Fees ($)	Total Cash Compensation ($)
Roderick de Greef(3)	112,740	—	112,740
Amy DuRoss(4)	76,667	12,500	89,167
Rachel Ellingson	60,000	-	60,000
Joydeep Goswami	60,000	10,000	70,000
Tim Moore	60,000	-	60,000
Joseph Schick	60,000	13,750	73,750
(1)Michael Rice did not receive compensation for his services as Board Chairman from January 1, 2023 through October 19, 2023.
(2)Due to the timing of member resignations and appointments, the annual cash retainers vary depending on the respective period of time each director served.
(3)Mr. de Greef joined the board as a Director on January 4, 2023 and served for approximately 10 months prior to being appointed Chief Executive Officer and Chairman on October 19, 2023. Upon appointment to the Chief Executive Officer position, the BOD awarded Mr. de Greef $62,740 for extraordinary services as a director in addition to his fees earned as a director through October 19, 2023. Mr. de Greef did not receive compensation for his services as Board Chairman for the remainder of they year ended December 31, 2023.
(4)Effective on August 1, 2023, Ms. DuRoss was appointed as lead independent director and received an increase in annual compensation of $40,000. This was prorated for the period of her service to $16,667 for the year ended December 31, 2023.
The Company’s compensation practices for non-employee directors, as determined by the Compensation Committee and our independent compensation consultant, FW Cook, includes annual awards of restricted shares of Common Stock. Equity compensation for non-employee directors was based on a fixed value of $180,000. These awards vest one year from the date of grant, provided such person is still a director on such vesting date.

Director compensation table for the fiscal year ended December 31, 2023
The following table sets forth a summary of the compensation the Company paid to its non-employee directors in the year ended December 31, 2023.

Name (1)	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total Compensation ($)
Roderick de Greef(3)	112,740	170,444	283,184
Amy DuRoss	89,170	180,000	269,170
Rachel Ellingson	60,000	180,000	240,000
Joydeep Goswami	70,000	180,000	250,000
Tim Moore	60,000	180,000	240,000
Joseph Schick	73,750	180,000	253,750
(1)For three months of the year ended December 31, 2023, the Directors agreed to be compensated in stock awards in lieu of their cash retainer fees. The totals below therefore represent cash paid to each Director. The remainder of their compensation is captured in the Stock Awards column.
(2)Represents the grant date fair value of awards granted in 2023 calculated in accordance with the ASC Topic 718. The assumptions the Company used for calculating the grant date fair values are set forth in Note 1: “Organization and significant accounting policies – Stock-based compensation.”
(3)The BOD awarded Mr. de Greef an additional $62,740 for extraordinary services as a director prior to his appointment as Chief Executive Officer and Chairman on October 19, 2023.
The following table presents the aggregate number of unvested restricted stock units held by directors as of December 31, 2023:

Name	Number of Unvested Restricted Stock Units (#)
Roderick de Greef	9,646
Amy DuRoss	10,187
Rachel Ellingson	10,187
Joydeep Goswami	10,187
Tim Moore	10,187
Joseph Schick	10,187

The following table presents the grant date fair value of each restricted stock award in the fiscal year ended December 31, 2023 to non-employee directors, computed in accordance with the ASC Topic 718:

Name	Grant Date	Number of Securities Stock Awards (#)	Grant Date Fair Value of Stock Awards ($)
Roderick de Greef	1/3/2023	9,646	170,445
Roderick de Greef	10/1/2023(1)	362	4,999

Amy DuRoss	1/3/2023	10,187	180,004
Amy DuRoss	10/1/2023(1)	437	6,035
Amy DuRoss	11/1/2023(1)	598	6,040
Amy DuRoss	12/1/2023(1)	488	6,037

Rachel Ellingson	1/3/2023	10,187	180,004
Rachel Ellingson	10/1/2023(1)	362	4,999
Rachel Ellingson	11/1/2023(1)	495	5,000
Rachel Ellingson	12/1/2023(1)	404	4,997

Joydeep Goswami	1/3/2023	10,187	180,004
Joydeep Goswami	10/1/2023(1)	422	5,828
Joydeep Goswami	11/1/2023(1)	577	5,828
Joydeep Goswami	12/1/2023(1)	471	5,826

Tim Moore	1/3/2023	10,187	180,004
Tim Moore	10/1/2023(1)	362	4,999
Tim Moore	11/1/2023(1)	495	5,000
Tim Moore	12/1/2023(1)	404	4,997

Joseph Schick	1/3/2023	10,187	180,004
Joseph Schick	10/1/2023(1)	445	6,145
Joseph Schick	11/1/2023(1)	608	6,141
Joseph Schick	12/1/2023(1)	496	6,136
(1)The grants awarded on dates indicated here were made in lieu of director fees for each applicable distribution date.
Compensation Committee interlocks and insider participation
Ms. DuRoss, Mr. Schick, Ms. Ellingson, and Mr. Moore were the members of the Compensation Committee during the year ended December 31, 2023. No member of the Compensation Committee is a current or former employee of the Company or had any relationship with the Company requiring disclosure herein. No interlocking relationship exists between any member of the Board or the Compensation Committee and any member of the board or Compensation Committee of any other company and no such interlocking relationship has existed in the past.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS
The following table sets forth, as of February 22, 2024, certain information regarding the beneficial ownership of Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock; (ii) each director of the Company; (iii) each named executive officer of the Company; and (iv) all of the Company’s current directors and executive officers (including executive officers that are not named executive officers) as a group. This table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13D(s) and Schedule 13G(s) filed with the SEC. There are 45.8 million outstanding shares inclusive of the number of shares of the Company’s common stock that the person or group has the right to acquire within 60 days after February 22, 2024. Except as indicated by footnote, and subject to community property laws where applicable, we believe that the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the business address of each person listed is in care of 3303 Monte Villa Parkway, #310, Bothell, WA 98021.

Name and Address of Beneficial Owner	Common Stock	Percentage of Class
Directors and Executive Officers
Michael Rice (Former Officer)(1)	417,179	*
Aby J. Mathew (Officer)(2)	320,108	*
Karen Foster (Officer)(3)	219,405	*
Roderick de Greef (Officer and Director)(4)	68,406	*
Troy Wichterman(Officer)(5)	50,174	*
Geraint Phillips (Officer)(6)	46,178	*
Joseph Schick (Director)	32,689	*
Rachel Ellingson (Director)	31,685	*
Joydeep Goswami (Director)	29,846	*
Amy DuRoss (Director)	29,379	*
Tim Moore (Director)	18,633	*
Total shares owned by Executive Officers and Directors (14 persons)	1,489,735	3.3%
5% Stockholders
Casdin Capital, LLC(7)	8,707,165	19.0%
BlackRock, Inc.(8)	5,424,116	11.9%
The Vanguard Group(9)	2,571,608	5.6%
Goldman Sachs Group Inc(10)	2,476,242	5.4%
Integrated Core Strategies (US) LLC(11)	2,404,862	5.3%
*Less than 1%
(1)Includes 70,094 shares of common stock to be issued pursuant to restricted stock awards within 60 days from February 22, 2024.
(2)Includes options to purchase 50,000 shares of common stock issuable under stock options exercisable within 60 days from February 22, 2024 and 25,430 shares of common stock to be issued pursuant to restricted stock awards within 60 days from February 22, 2024.
(3)Includes options to purchase 100,000 shares of common stock issuable under stock options exercisable within 60 days from February 22, 2024 and 19,951 shares of common stock to be issued pursuant to restricted stock awards within 60 days from February 22, 2024.
(4)Includes 23,365 shares of common stock to be issued pursuant to restricted stock awards within 60 days from February 22, 2024.
(5)Includes 28,299 shares of Common Stock to be issued pursuant to restricted stock awards within 60 days from February 22, 2024.
(6)Includes 11,258 shares of Common Stock to be issued pursuant to restricted stock awards within 60 days from February 22, 2024.

(7)Based on a Schedule 13D/A filed on October 24, 2023 reporting shared voting and dispositive power over 8,707,165 shares of common stock. Casdin Capital, LLC (“Casdin”) is the investment manager to Casdin Partners Master Fund, L.P. (the “Fund”) and Casdin Partners GP, LLC (the “GP”) is the general partner of the Fund. Eli Casdin is the managing member of Casdin and the GP. Pursuant to the Schedule 13D/A, Casdin, the GP and Eli Casdin may be deemed to be the beneficial owners of 8,707,165 shares of common stock, and the Fund may be deemed to be the beneficial owner of 8,557,165 shares of common stock. The business address of Casdin is 1350 Avenue of the Americas, Suite 2405, New York, New York 10019.
(8)Based on a Schedule 13G/A filed on January 23, 2024, reporting sole voting power over 5,379,424 shares of common stock and sole dispositive power over 5,424,116 shares of common stock. The business address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.
(9)Based on a Schedule 13G/A filed on February 13, 2024, reporting shared voting power over 61,469 shares of common stock, sole dispositive power over 2,475,884 shares of common stock and shared dispositive power over 95,724 shares of common stock. The business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(10)Based on a Schedule 13G filed on February 2, 2024, reporting shared voting power over 2,461,009 shares of common stock and shared dispositive power over 2,462,710 shares of common stock. The shares reported as beneficially owned by The Goldman Sachs Group, Inc. (“GS Group”), as a parent holding company, are owned, or may be deemed to be beneficially owned, by Goldman Sachs & Co. LLC (“Goldman Sachs”), a registered broker or dealer and a registered investment adviser. Goldman Sachs is a subsidiary of GS Group. The business address of GS Group is 200 West Street, New York, NY 10282.
(11)Based on a Schedule 13G/A filed on January 24, 2024, reporting shared voting and dispositive power over 2,404,862 shares of common stock. The shares reported as beneficially owned by Integrated Core Strategies (US) LLC may be deemed beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Englander and are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The business address of Integrated Core Strategies (US) LLC is 399 Park Avenue, New York, New York 10022.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2023 relating to all our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options (in thousands)	Weighted Average exercise price of outstanding options	Number of granted restricted stock awards outstanding (in thousands)	Number of securities remaining available for future issuance (in thousands)
Second amended and restated 2013 performance incentive plan	217	$2.21	1,572	1,067
2023 Omnibus performance incentive plan	—	$—	1,250	3,295

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain relationships and related transactions
Since January 1, 2023, there has not been, nor has there been proposed, any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than as described above under the headings “Executive Compensation” and “Board of Directors-Director Compensation” and other than the transactions described below. Each of the transactions described below was reviewed and approved or ratified by the Audit Committee of the Board. It is anticipated that any future transactions between us and our officers, directors, principal stockholders and affiliates will be on terms no less favorable to us than could be obtained from unaffiliated third-parties. In accordance with our Audit Committee’s charter, all such transactions will be reviewed and approved by our Audit Committee and a majority of the independent and disinterested members of the Board.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm Fees
The following table sets forth the aggregate fees billed by our current independent auditors, Grant Thornton LLP (“Grant Thornton”), for professional services rendered in the fiscal years ended December 31, 2023 and 2022.

	2023	2022

Audit fees(1)	$1,887,800	$1,257,800
Audit related fees(2)	18,550	—
Total	$1,906,350	$1,257,800
(1)Audit fees consist of professional services for the audit of our annual financial statements, review of financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement for those fiscal years.
(2)Audit-related fees consist of assurance and related services reasonably related to the performance of the audit or review of our financial statements that are not reported under the heading Audit fees above.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee must pre-approve all services to be performed for us by our independent auditors. Pre-approval is granted usually at regularly scheduled meetings of the Audit Committee. If unanticipated items arise between regularly scheduled meetings of the Audit Committee, the Audit Committee has delegated authority to the chairman of the Audit Committee to pre-approve services. The Audit Committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent. During the years ended December 31, 2023 and 2022, all services billed by Grant Thornton were pre-approved by the Audit Committee Chair in accordance with this policy.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements (Included Under Item 8): The Index to the Financial Statements is included in this Annual Report on Form 10-K and is incorporated herein by reference.

(2)Financial Statement Schedules: Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto.
(b)Exhibits

Exhibit Number	Document
2.1†*
Agreement and Plan of Merger, dated as of March 19, 2021, by and among the Company, BLFS Merger Subsidiary, Inc., Global Cooling, Inc. and Albert Vierling and William Baumel, in their capacity as the representatives of the stockholders of Global Cooling, Inc. (included as Exhibit 2.1 to the current report on Form 8-K filed on March 25, 2021)

2.2†
Agreement and Plan of Merger, dated as of August 9, 2021, by and among the Company, BLFS Merger Sub, Inc., Sexton Biotechnologies, Inc. and Fortis Advisors LLC, in their capacity as the representatives of the stockholders of Sexton Biotechnologies, Inc. (incorporated by reference to Exhibit 2.6 to Company's report on Form 10-K filed March 31, 2022)

3.1	Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 24, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2014)
3.3	Amended and Restated Bylaws of BioLife Solutions, Inc., effective April 25, 2013 (included as Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed March 27, 2013)
3.4	Certificate of Designations, Preferences, and Rights of Series A Preferred Stock (included as Exhibit 3.1 to the current report on Form 8-K filed on July 6, 2017)
4.1	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (filed herewith)
10.1**	BioLife Solutions, Inc. 2023 Omnibus Incentive Plan (included as Exhibit 4.1 to the Registration Statement on Form S-8 for the fiscal year ended December 31, 2023 filed August 15, 2023)
10.2**	BioLife Solutions, Inc. Employee and Executive Form of Restricted Stock Unit Award Agreement pursuant to the 2023 Omnibus Incentive Plan (filed herewith)
10.3**	BioLife Solutions, Inc. Director Form of Restricted Stock Unit Award Agreement pursuant to the 2023 Omnibus Incentive Plan (filed herewith)
10.4**	Second Amended and Restated 2013 Performance Incentive Plan (included as Appendix A to the Registrant’s Definitive Proxy Statement filed on April 14, 2017)
10.5**
Amendment No. 1 to Second Amended and Restated 2013 Performance Incentive Plan (included as Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal y ear ended December 31, 2020 filed March 31, 2021)

10.6**	BioLife Solutions, Inc. Form of Non-Plan Stock Option Agreement (included as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 24, 2013)
10.7**
Form of Restricted Stock Purchase Agreement pursuant to the Second Amended & Restated 2013 Performance Incentive Plan (included as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 16, 2016)

10.8**
Form of Stock Option Agreement pursuant to the Second Amended & Restated 2013 Performance Incentive Plan (included as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 16, 2016)

10.9
Amendment No. 2 to BioLife Solutions, Inc. Second Amended and Restated 2013 Performance Incentive Plan (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 filed on July 7, 2021)

10.10
Amendment No. 3 to BioLife Solutions, Inc. Second Amended and Restated 2013 Performance Incentive Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 filed on September 12, 2022)

10.11	Securities Purchase Agreement by and between BioLife Solutions, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed October 19, 2023)
10.12	Registration Rights Agreement by and between BioLife Solutions, Inc. and the Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed October 19, 2023)
10.13	Lease Agreement dated July 1, 2023 for facility space 296 South Harper St. Nelsonville, OH 45764 (filed herewith)

10.14
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

10.16	Lease Agreement dated April 1, 2011 for facility space 6000 Poston Road, The Plains, OH 45710 (incorporated by reference to Exhibit 10.24 to Company's report on Form 10-K filed March 31, 2022)
10.17
Lease Extension Agreement dated May 30, 2018 for facility space 6000 Poston Road, The Plains, OH 45710 (incorporated by reference to Exhibit 10.25 to Company's report on Form 10-K filed March 31, 2022)

10.18	Lease Agreement dated October 1, 2019 for facility space 1102 Indiana Avenue, Indianapolis, IN 46202 (incorporated by reference to Exhibit 10.26 to Company's report on Form 10-K filed March 31, 2022)
10.19
First Amendment to the Lease, dated August 31, 2021 for facility space 1102 Indiana Avenue, Indianapolis, IN 46202 (incorporated by reference to Exhibit 10.27 to Company's report on Form 10-K filed March 31, 2022)

10.20
Loan and Security Agreement, dated September 20, 2022, between BioLife Solutions, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q filed November 9, 2022)

10.21	Waiver and First Amendment to Loan and Security Agreement, dated February 26, 2024, between BioLife Solutions, Inc. and First Citizens Bank and Trust Company (filed herewith)
10.22
Executive Employment Agreement, dated October 19, 2023, by and between the Company and Roderick de Greef (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed October 23, 2023)

10.23
Separation, Release of Claims and Consulting Agreement, dated October 19, 2023, by and between the Company and Michael Rice (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed October 23, 2023)

10.24	Amended Employment Agreement dated January 5, 2023 between the Company and Aby Mathew (filed herewith)
10.25	Amended Employment Agreement dated June 1, 2023 between the Company and Todd Berard (filed herewith)
10.26	Amended Employment Agreement dated June 1, 2023 between the Company and Karen Foster (filed herewith)
10.27	Amended Employment Agreement dated June 1, 2023 between the Company and Sarah Aebersold (filed herewith)
10.28	Amended Employment Agreement dated June 1, 2023 between the Company and Troy Wichterman (filed herewith)
10.29	Amended Employment Agreement dated June 1, 2023 between the Company and Geraint Phillips (filed herewith)
10.30	Amended Employment Agreement dated October 19, 2023 between the Company and Garrie Richardson (filed herewith)
10.31
Board of Directors Services Agreement entered into May 4, 2015 by and between the Company and Other Non-Employee Directors (included as Exhibit 10.3 to the Current Report on Form 8-K filed on May 5, 2015)

10.32	Form of Amendment to Employment Terms (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed August 16, 2023)
16.1	Letter from BDO USA, LLP (incorporated by reference to Exhibit 16.1 to the Company’s report on Form 8-K filed April 7, 2022)
21.1	List of the Company’s Subsidiaries
23.1	Consent of Grant Thornton USA, LLP (filed herewith)
23.2	Consent of BDO USA, LLP (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97.1	BioLife Solutions, Inc. Incentive-based compensation recovery policy (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.
**Management contract or compensatory plan or arrangement.
†The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
(c)Excluded financial statements:
None.
ITEM 16.    FORM 10-K SUMMARY
The Company has elected not to include a summary pursuant to this Item 16.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 29, 2024	BIOLIFE SOLUTIONS, INC.

/s/ RODERICK DE GREEF
Roderick de Greef
Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 29, 2024	/s/ RODERICK DE GREEF
Roderick De Greef
Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Date:	February 29, 2024	/s/ TROY WICHTERMAN
Troy Wichterman
Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	February 29, 2024	/s/ JOSEPH SCHICK
Joseph Schick
Director

Date:	February 29, 2024	/s/ AMY DUROSS
Amy DuRoss
Director

Date:	February 29, 2024	/s/ RACHEL ELLINGSON
Rachel Ellingson
Director

Date:	February 29, 2024	/s/ JOYDEEP GOSWAMI
Joydeep Goswami
Director

Date:	February 29, 2024	/s/ TIM MOORE
Tim Moore
Director