Form 10-Q
period 2024-03-31
BIOLIFE SOLUTIONS INC
filed 2024-05-10
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 3, 2024, 46,030,886 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BioLife Solutions, Inc.
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except per share and share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$29,694	$35,407
Restricted cash	31	31
Available-for-sale securities, current portion	15,579	16,288
Accounts receivable, trade, net of allowance for credit losses of $1,745 and $1,710 as of March 31, 2024 and December 31, 2023, respectively	18,574	18,657
Inventories	43,414	43,456
Prepaid expenses and other current assets	4,408	6,765
Total current assets	111,700	120,604

Assets held for rent, net	6,904	7,713
Property and equipment, net	21,042	21,077
Operating lease right-of-use assets, net	10,779	11,446
Financing lease right-of-use assets, net	65	94
Long-term deposits and other assets	245	273
Available-for-sale securities, long-term	822	548
Equity investments	5,069	5,069
Intangible assets, net	20,235	21,149
Goodwill	224,741	224,741
Total assets	$401,602	$412,714

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,984	$6,940
Accrued expenses and other current liabilities	8,863	11,932
Sales taxes payable	5,395	5,442
Warranty liability	7,800	7,858
Lease liabilities, operating, current portion	2,645	2,797
Lease liabilities, financing, current portion	352	376
Debt, current portion	8,619	6,833
Total current liabilities	38,658	42,178

Lease liabilities, operating, long-term	12,579	13,205
Lease liabilities, financing, long-term	1,086	1,169
Debt, long-term	15,681	18,311
Deferred tax liabilities	193	188
Total liabilities	68,197	75,051

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 45,689,583 and 45,167,225 shares issued and outstanding, respectively, as of March 31, 2024 and December 31, 2023	46	45
Additional paid-in capital	659,063	652,880
Accumulated other comprehensive loss, net of taxes	(566)	(345)
Accumulated deficit	(325,138)	(314,917)
Total shareholders’ equity	333,405	337,663
Total liabilities and shareholders’ equity	$401,602	$412,714
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(In thousands, except per share and share data)	2024	2023

Product revenue	$24,803	$31,593
Service revenue	5,088	4,471
Rental revenue	1,836	1,639
Total product, rental, and service revenue	31,727	37,703
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	14,384	18,397
Cost of service revenue (exclusive of intangible assets amortization)	3,519	3,891
Cost of rental revenue (exclusive of intangible assets amortization)	1,263	1,376
General and administrative	12,934	14,842
Sales and marketing	5,070	6,471
Research and development	3,534	4,152
Intangible asset amortization	914	1,459
Acquisition costs	237	—
Change in fair value of contingent consideration	—	720
Total operating expenses	41,855	51,308
Operating loss	(10,128)	(13,605)

Other income (expense):
Interest expense, net	(207)	(411)
Other income	245	394
Total other income (expense), net	38	(17)

Loss before income tax expense	(10,090)	(13,622)
Income tax expense	(131)	(92)
Net loss	$(10,221)	$(13,714)

Net loss attributable to common shareholders:
Basic and Diluted	$(10,221)	$(13,714)
Net loss per share attributable to common shareholders:
Basic and Diluted	$(0.22)	$(0.32)
Weighted average shares used to compute loss per share attributable to common shareholders:
Basic and Diluted	45,432,426	43,027,612
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
(In thousands)	2024	2023

Net loss	$(10,221)	$(13,714)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(203)	106
Unrealized (loss) gain on available-for-sale securities, net of tax	(18)	39
Comprehensive loss	$(10,442)	$(13,569)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31, 2024
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2023	-	$-	45,167,225	$45	$652,880	$(345)	$(314,917)	$337,663
Stock-based compensation	-	-	-	-	6,183	-	-	6,183
Stock issued – on vested RSAs	-	-	522,358	1	-	-	-	1
Foreign currency translation	-	-	-	-	-	(203)	-	(203)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	-	-	(10,221)	(10,221)
Balance, March 31, 2024	-	$-	45,689,583	$46	$659,063	$(566)	$(325,138)	$333,405

	Three Months Ended March 31, 2023
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2022	-	$-	42,832,231	$43	$611,739	$(679)	$(246,915)	$364,188
Stock-based compensation	-	-	-	-	7,363	-	-	7,363
Stock option exercises	-	-	80,938	-	125	-	-	125
Stock issued – on vested RSAs	-	-	376,800	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	106	-	106
Unrealized gain on available-for-sale securities	-	-	-	-	-	39	-	39
Net loss	-	-	-	-	-	-	(13,714)	(13,714)
Balance, March 31, 2023	-	$-	43,289,969	$43	$619,227	$(534)	$(260,629)	$358,107
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities
Net loss	$(10,221)	$(13,714)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,364	1,721
Amortization of intangible assets	914	1,459
Amortization of loan costs	-	13
Stock-based compensation	6,183	7,363
Non-cash lease (benefit) expense	(83)	418
Deferred income tax expense	5	13
Change in fair value of contingent consideration	-	720
Accretion of available-for-sale investments	(182)	(390)
(Gain) loss on disposal of property and equipment, net	(14)	68
Loss on disposal of assets held for rent, net	198	218
Other	-	(50)

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	65	3,612
Inventories	42	(6,425)
Prepaid expenses and other assets	2,392	661
Accounts payable	(1,956)	157
Accrued expenses and other current liabilities	(2,767)	371
Warranty liability	(58)	583
Sales taxes payable	20	510
Other	(377)	(20)
Net cash used in operating activities	(4,475)	(2,712)

Cash flows from investing activities
Purchases of available-for-sale securities	(6,374)	(8,202)
Proceeds from sale of available-for-sale securities	973	524
Maturities of available-for-sale securities	6,000	14,900
Purchases of assets held for rent	(464)	(1,001)
Purchases of property and equipment	(356)	(3,295)
Net cash (used in) provided by investing activities	(221)	2,926

Cash flows from financing activities
Payments on equipment loans	(241)	(127)
Proceeds from exercise of common stock options	-	125
Payments on financed insurance premium	(727)	(569)
Other	16	9
Net cash used in financing activities	(952)	(562)

Net decrease in cash, cash equivalents, and restricted cash	(5,648)	(348)
Cash, cash equivalents, and restricted cash – beginning of period	35,438	19,473

Effects of currency translation on cash, cash equivalents, and restricted cash	(65)	11
Cash, cash equivalents, and restricted cash – end of period	$29,725	$19,136
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$26	$347
Assets acquired under operating leases	$-	$880
Unrealized gains and losses on currency translation	$(6)	$-
Unrealized gains and losses on available-for-sale securities	$18	$(39)
Cash interest paid	$445	$497
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
On April 17, 2024, the Company sold all of the issued and outstanding shares of common stock of Global Cooling, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Global Cooling”), to GCI Holdings Company, LLC, an Ohio limited liability company (“GCI Holdings”) pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), by and between the Company and GCI Holdings (the “Global Cooling Divestiture”). The Global Cooling Divestiture was considered a subsequent event to the financial results presented as of March 31, 2024. Global Cooling is therefore presented as a part of our continuing operations as of the three months ended March 31, 2024. For additional information on the Global Cooling Divestiture, see Note 19: Subsequent events.
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
Basis of presentation

The Unaudited Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three months ended March 31, 2024 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The Unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2024 in accordance with U.S. GAAP, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (the “SEC”) rules and regulations relating to interim financial statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024 (the “Annual Report”).
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
Foreign currency translation
The Company translates items presented on its Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations, Unaudited Condensed Consolidated Statements of Comprehensive Loss, Unaudited Condensed Consolidated Statements of Shareholders’ Equity, and Unaudited Condensed Consolidated Statements of Cash Flows into U.S. dollars. For the Company’s subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates at the balance sheet date; revenue and expenses are translated using average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of Accumulated Other Comprehensive Loss in the Unaudited Condensed Consolidated Statements of Shareholders' Equity.
Segment reporting
The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.
Significant accounting policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in our Annual Report.
Liquidity and capital resources

On March 31, 2024 and December 31, 2023, we had $46.1 million and $52.3 million in cash, cash equivalents, and available-for-sale securities, respectively. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q (this “Form 10-Q”).
Risks and uncertainties
The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgment about the outcome of future events. The global business environment continues to be impacted by cost pressure, the overall effects of economic uncertainty on customers' purchasing patterns, high interest rates, and other factors. It is not possible to accurately predict the future impact of such events and circumstances. Actual results could differ from our estimates.
For additional information, see caption “Risk Factors” identified in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Form 10-Q.
Concentrations of credit risk and business risk
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	March 31,	December 31,	Three Months Ended March 31,
	2024	2023	2024	2023
Customer A	12%	14%	*	*
Customer B	*	*	10%	14%
Customer C	*	*	11%	10%
*less than 10%
Revenue from foreign customers is denominated in United States dollars or euros.
The following table represents the Company’s products representing more than 10% of the Company’s total revenue:

	Three Months Ended March 31,
Product revenue concentration	2024	2023
CryoStor	41%	44%
780XLE Freezer	13%	14%
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended March 31,
Revenue by customers’ geographic locations(1)	2024	2023
United States(2)	80%	79%
Europe, Middle East, Africa (EMEA)	15%	18%
Other	5%	3%
Total revenue	100%	100%
(1) During the year ended December 31, 2023, the Company updated its methodology for determining the country of origin for its sales. Sales are now recorded by shipping country rather than billing country. The Company updated the methodology retrospectively, adjusting the prior year presentation for all regions presented.
(2) The line item presented above previously bifurcated sales between the United States and Canada. Due to the updated methodology for determining the country of origin for sales, it was noted that Canada no longer was a material location to separately disclose. Canada sales have been included within the "Other" line item in the table above and United States sales have been retained as a single line item to more accurately reflect origin of sales for material regions.
In the three months ended March 31, 2024, one supplier accounted for 13% of purchases. In the three months ended March 31, 2023, one supplier accounted for 15% of purchases.

As of March 31, 2024, one supplier accounted for 11% of our accounts payable. As of December 31, 2023, one supplier accounted for 12% of our accounts payable.
Recent accounting pronouncements
In March 2024, the SEC adopted final rules on the enhancement and standardization of climate-related disclosures of public companies. The final rules require disclosure of, among other things, material climate-related risks and their impact; activities to mitigate or adapt to material climate-related risks; governance and oversight of climate-related risks; and material Scope 1 and/or Scope 2 greenhouse gas emissions with an accompanying assurance report required following an initial transition period, at a limited assurance level, and then following an additional transition period, at a reasonable assurance level. In addition, the effects of severe weather events and other natural conditions, subject to certain thresholds, and amounts related to carbon offsets and renewable energy credits or certificates are required to be disclosed in the notes to the audited financial statements in certain circumstances.
On April 4, 2024, the SEC voluntarily stayed the implementation of the final rules pending the completion of judicial review of the consolidated challenges to the final rules by the Court of Appeals for the Eighth Circuit. The final rules, as originally issued, would be effective for the Company in various fiscal years, starting with its Annual Report on Form 10-K for fiscal year 2025. Disclosures pursuant to the final rules, as originally issued, would be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. The Company is currently evaluating the impact of the final rules on its Consolidated Financial Statements and disclosures.
2.    Correction of immaterial errors
During the three months ended March 31, 2024, we determined that an error existed in our previously issued consolidated financial statements. Specifically, we identified we had not properly accelerated stock compensation expense related to unvested shares of market-based awards of certain employees upon their termination during the fourth quarter of 2023. The error was evaluated under the U.S. Securities and Exchange Commission's ("SEC's") Staff Accounting Bulletin ("SAB") Topic 1M, "Materiality," and SEC SAB Topic 1N, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" to determine the materiality of prior period misstatements to the Company’s financial statements. We evaluated the error and concluded that it was not material to the previously issued consolidated financial statements. Although the error was not material to any period, we corrected the accompanying historical consolidated financial statements for the year ended December 31, 2023 to reflect the additional stock compensation expense incurred within each period for comparative purposes.
The following table represents the adjustments to our Consolidated Balance Sheet as of December 31, 2023 in accordance with ASC 250. The adjustments to our Consolidated Statement of Shareholders’ Equity was limited to the adjustments outlined below.
The effect of the adjustments to our Consolidated balance Sheet as of December 31, 2023 was as follows (in thousands):

	December 31, 2023
(In thousands)	As reported	Adjustment	As corrected
Additional paid-in-capital	$651,305	$1,575	$652,880
Accumulated deficit	(313,342)	(1,575)	(314,917)
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
During the most recent re-measurement of the contingent consideration liability as of December 31, 2023, the Company determined it appropriate to write-off the remaining balance of the SciSafe contingent consideration liability. The target revenue required for earnout was not met during the year ended December 31, 2023 and had been determined to not be probable to achieve in future years. The change in fair value of contingent consideration of $0.7 million associated with the contingent consideration liability was included within the Change in fair value of contingent consideration in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023.
There were no remeasurements to fair value during the three months ended March 31, 2024 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, based on the three-tier fair value hierarchy:
(In thousands)

As of March 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$16,260	$-	$-	$16,260
Available-for-sale securities:
U.S. government securities	5,891	-	-	5,891
Corporate debt securities	-	7,847	-	7,847
Other debt securities	-	2,663	-	2,663
Total	$22,151	$10,510	$-	$32,661

As of December 31, 2023
Assets:
Cash equivalents:
Money market accounts	$25,034	$-	$-	$25,034
Available-for-sale securities:
U.S. government securities	5,170	-	-	5,170
Corporate debt securities	-	9,674	-	9,674
Other debt securities	-	1,992	-	1,992
Total	$30,204	$11,666	$-	$41,870
There have been no transfers of assets or liabilities between the fair value measurement levels.
The following table presents the changes in fair value of contingent consideration liabilities that are measured using Level 3 inputs for the three months ended March 31, 2023. There was no contingent consideration liability outstanding as of March 31, 2024.

Three Months Ended March 31,
(In thousands)	2023
Balance at beginning of period	$4,456
Change in fair value recognized in net loss	720
Balance at end of period	$5,176

4.    Investments
Available-for-sale securities
The Company’s portfolio of available-for-sale marketable securities consists of the following:

	March 31, 2024
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$5,897	$-	$(6)	$5,891
Corporate debt securities	7,851	1	(5)	7,847
Other debt securities	1,842	-	(1)	1,841
Total short-term	15,590	1	(12)	15,579

Available-for-sale securities, long-term
Other debt securities	823	-	(1)	822
Total marketable securities	$16,413	$1	$(13)	$16,401

	December 31, 2023
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$5,169	$1	$-	$5,170
Corporate debt securities	9,673	5	(4)	9,674
Other debt securities	1,443	1	-	1,444
Total short-term	16,285	7	(4)	16,288

Available-for-sale securities, long-term
Other debt securities	545	3	-	548
Total marketable securities	$16,830	$10	$(4)	$16,836

	March 31, 2024
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$15,590	$15,579
Due after one year through five years	823	822
Total	$16,413	$16,401
Equity investments
The Company periodically invests in non-marketable equity securities of private companies without a readily determinable fair value to promote business and strategic objectives. The securities are carried at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar transactions of the same issuer. These securities included Series A-1 and A-2 Preferred Stock in iVexSol, Inc. carried at $4.1 million for the periods ending March 31, 2024 and December 31, 2023, and Series E Preferred Stock in PanTHERA CryoSolutions, Inc. carried at $1.0 million as of March 31, 2024 and December 31, 2023.

5.    Inventories
Inventories consist of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(In thousands)	2024	2023
Raw materials	$24,330	$26,219
Work in progress	6,737	7,128
Finished goods	12,347	10,109
Total inventories	$43,414	$43,456
6.    Leases
The Company has various operating lease agreements for office space, warehouses, manufacturing, and production locations as well as vehicles and other equipment. Our real estate leases had original lease terms of three to eleven years and have remaining lease terms of one to eight years. We exclude options that are not reasonably certain to be exercised from our lease terms, ranging from one to five years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms, with all other lease payments consisting of variable lease costs. For certain leases, we receive incentives from our landlords, such as rent abatements, which effectively reduce the total lease payments owed for these leases. Vehicle and other equipment operating leases had original lease terms of four to five years and have remaining terms between one and five years.
Our financing leases relate to research equipment, machinery, and other equipment.
The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(In thousands)	2024	2023
Weighted average discount rate - operating leases	4.3%	4.3%
Weighted average discount rate - finance leases	8.4%	8.3%
Weighted average remaining lease term in years - operating leases	6.2	6.4
Weighted average remaining lease term in years - finance leases	3.9	4.1
The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating lease costs	$804	$897
Financing lease costs	59	—
Short-term lease costs	442	402
Total operating lease costs	1,305	1,299

Variable lease costs	361	259
Total lease costs	$1,666	$1,558

Maturities of our lease liabilities as of March 31, 2024 are as follows:

(In thousands)	Operating Leases	Financing Leases
2024 (9 months remaining)	$2,471	$349
2025	3,030	424
2026	2,574	389
2027	2,280	387
2028	2,042	134
Thereafter	4,896	-
Total lease payments	17,293	1,683
Less: interest	(2,069)	(245)
Total present value of lease liabilities	$15,224	$1,438
7.     Assets held for rent
Assets held for rent consist of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(In thousands)	2024	2023
Shippers placed in service	$9,709	$9,866
Fixed assets held for rent	579	1,468
Accumulated depreciation	(6,080)	(6,272)
Subtotal	4,208	5,062
Shippers and related components in production	2,696	2,651
Total	$6,904	$7,713
Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $0.7 million and $0.8 million in depreciation expense related to assets held for rent during the three months ended March 31, 2024 and 2023, respectively.
8.    Property and equipment
Property and equipment consist of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(In thousands)	2024	2023
Property and equipment
Leasehold improvements	$5,927	$5,913
Furniture and computer equipment	819	820
Manufacturing and other equipment	20,871	19,893
Construction in-progress	4,112	3,953
Subtotal	31,729	30,579
Less: Accumulated depreciation	(10,687)	(9,502)
Property and equipment, net	$21,042	$21,077
Depreciation expense for property and equipment was $0.7 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

9.    Goodwill and intangible assets
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized but instead is tested for impairment at least annually in accordance with ASC 350.
Intangible assets
Intangible assets, net consisted of the following as of March 31, 2024 and December 31, 2023:

(In thousands, except weighted average useful life)	March 31, 2024
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$9,936	$(4,353)	$5,583	10.4
Tradenames	8,134	(2,231)	5,903	11.0
Technology - acquired	18,372	(9,705)	8,667	3.8
Non-compete agreements	750	(668)	82	0.5
Total intangible assets	$37,192	$(16,957)	$20,235	7.1

(In thousands, except weighted average useful life)	December 31, 2023
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$9,936	$(4,217)	$5,719	10.7
Tradenames	8,134	(2,077)	6,057	11.3
Technology - acquired	18,372	(9,123)	9,249	4.1
Non-compete agreements	750	(626)	124	0.8
Total intangible assets	$37,192	$(16,043)	$21,149	7.3
Amortization expense for definite-lived intangible assets was $0.9 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company expects to record the following amortization expense for definite-lived intangible assets:

(In thousands)	Amortization Expense
For the Years Ending December 31,
2024 (9 months remaining)	$2,689
2025	3,468
2026	3,358
2027	2,605
2028	1,500
Thereafter	6,615
Total	$20,235

10.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(In thousands)	2024	2023
Accrued expenses	$4,253	$6,909
Accrued taxes	667	562
Accrued compensation	3,644	3,800
Deferred revenue, current	299	661
Total accrued expenses and other current liabilities	$8,863	$11,932
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
A rollforward of our warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Balance at beginning of period	$7,858	$8,312
Provision for warranties	767	1,891
Settlements of warranty claims	(825)	(1,308)
Balance at end of period	$7,800	$8,895
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
Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2024 and December 31, 2023.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of March 31, 2024, our total short-term obligations were $10.0 million.
Non-income related taxes
Companies are required to collect and remit sales tax from certain customers if the company is determined to have nexus in a particular state. Upon the determination of nexus, which varies by state, companies are additionally required to maintain detailed record of specific product and customer information within each jurisdiction in which it has established nexus to appropriately determine their sales tax liability, requiring technical knowledge of each jurisdiction’s tax case law. During the year ended December 31, 2023, the Company determined that a sales tax liability related to the periods of 2019 through 2023 was probable and determined an estimated liability. The estimated liability was approximately $5.0 million and $5.4 million as of March 31, 2024 and December 31, 2023, respectively. Due to the variety of jurisdictions in which this estimated liability relates to and our ongoing assessment of sales taxes owed, we cannot predict when final liabilities will be satisfied. We will reevaluate the estimated liability and timing of satisfaction each reporting period.
13.    Long-term debt
Global Cooling Term Notes
In May 2021, the Company assumed three term notes in the acquisition of Global Cooling. At the time of acquisition, these notes carried aggregate outstanding principal balances of $4.4 million. These term notes bore interest at a floating rate equal to the 3-month LIBOR rate plus 6.5%. The term notes included financial covenants tied to the performance of Global Cooling.
In October 2021, the Company entered into amended and restated term notes for all three term notes (the “Global Cooling Term Notes”) with two lenders. As amended, the principal amount borrowed pursuant to the Global Cooling Amended Term Notes” consisted of an aggregate $4.6 million, with one lender providing two term notes in the principal amount of $1.4 million per note and a separate lender providing one term note in the principal amount of $1.8 million. The maturity dates for the Global Cooling Amended Term Notes are July 17, 2024, September 7, 2024, and December 18, 2027, respectively. All three Global Cooling Amended Term Notes bear interest at a fixed rate of 4.0%, were interest-only with one balloon principal payment at maturity, and could be pre-paid without penalty at any time. The Company fully extinguished the Global Cooling Amended Term Notes with maturity dates of September 7, 2024 and July 17, 2024 on September 20, 2022 and July 17, 2023, respectively. All financial covenants included in the original term notes previously in effect were removed upon amendment and restatement pursuant to the Global Cooling Amended Term Notes.
In connection with the Global Cooling Divestiture as of April 17, 2024, the Company fully extinguished the remaining balance of the Global Cooling Amended Term Notes, totaling $2.6 million. For additional information regarding the Global Cooling Divestiture and associated costs incurred by the Company, see Note 19: Subsequent events.
Term Loan
On September 20, 2022, the Company and certain of its subsidiaries entered into a term loan agreement (the “Loan Agreement”), which provides for a term loan in an aggregate maximum principal amount of up to $60 million in the increments and upon the dates and milestones described below (the “Term Loan”). The Term Loan matures on June 1, 2026. The Loan Agreement permitted the Company to borrow up to $30 million upon the initial closing of the transactions contemplated by the Loan Agreement (the “Term Loan Closing”), and provided options to borrow (i) up to $10 million between the Term Loan Closing and June 30, 2023, (ii) up to $10 million upon the achievement of certain revenue milestones by the Company, and (iii) an additional $10 million at the discretion of the lender. The Company borrowed $20 million at the Term Loan Closing and accounts for the Term Loan at cost. As of December 31, 2023, the Company had not drawn additional funding nor had it met the revenue milestones outlined within the Loan Agreement. The Company had until December 31, 2023 to draw an additional $10 million, subject to approval from the lender, and therefore has no additional opportunities under the Loan Agreement. Payments on the borrowing are interest-only through June 2024, with additional criteria allowing for interest-only payments to continue through June 2025. Tranches borrowed under the Loan Agreement bear interest at the Wall Street Journal prime rate plus 0.5%. However, the interest rate is subject to a ceiling that restricts the interest rate for each tranche from exceeding 1.0% above the overall rate applicable to each tranche at their respective funding dates and has a balloon payment due at the earliest of term loan maturity, repayment of the Term Loan in full, or termination of the Loan Agreement at $1.2 million. As of March 31, 2024, the implied interest rate of the Term Loan is 6.6% and the implied value of the Term Loan is $20.4 million. The Loan Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. As of March 31, 2024, the Company is in compliance with the covenants set forth in the Loan Agreement.
On April 17, 2024, the Company entered into a Consent and Second Amendment to the Term Loan (the “Amendment”) by and among Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Bank”) and the Company and its subsidiaries. For additional information on the Amendment, see Note 19: Subsequent events.
Long-term debt consisted of the following as of March 31, 2024 and December 31, 2023:

			March 31,	December 31,
(In thousands)	Maturity Date	Interest Rate	2024	2023
Global Cooling Amended Term Notes	Various	4.0%	$2,596	$2,596
Term Loan	Jun-26	7.0%	20,000	20,000
Insurance premium financing	Jul-24	Various	622	1,348
Freezer equipment loan	Dec-25	5.7%	279	317
Manufacturing equipment loans	Oct-25	5.7%	147	172
Freezer installation loan	Various	6.3%	736	807
Other loans	Various	Various	1	2
Total debt, excluding unamortized debt issuance costs			24,381	25,242
Less: unamortized debt issuance costs			(81)	(98)
Total debt			24,300	25,144
Less: current portion of debt			(8,619)	(6,833)
Total long-term debt			$15,681	$18,311
As of March 31, 2024, the Term Loan was secured by substantially all assets of BioLife, SAVSU, CBS, SciSafe, Global Cooling, and Sexton, other than intellectual property, and the Global Cooling Term Amended Notes were secured by substantially all assets of Global Cooling, which security interest was effectively subordinated to the security interest established by the Loan Agreement. Equipment loans are secured by the financed equipment.
In connection with the Global Cooling Divestiture as of April 17, 2024, the Company entered into the Amendment as described above to remove Global Cooling as a party to the Loan Agreement and to release Bank's security interest in the assets of Global Cooling and the shares of capital stock of Global Cooling arising under the Loan Agreement.
As of March 31, 2024, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2024 (9 months remaining)	$5,975
2025	10,511
2026	5,218
2027	2,596
2028	-
Thereafter	-
Total debt	$24,300

14.    Revenue
To determine revenue recognition for contractual arrangements that we determine are within the scope of FASB Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. As of March 31, 2024 and December 31, 2023, our deferred revenue balance totaled $0.3 million and $0.7 million, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized approximately $0.4 million and $0.2 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the year.
The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of cell processing tools, freezers, thawing devices, and cold chain products. We recognize product revenue, including shipping and handling charges billed to customers, at a point in time when we transfer control of our products to our customers, which is upon shipment for substantially all transactions. Shipping and handling costs are classified as part of cost of product revenue in the Condensed Consolidated Statements of Operations. Service revenue is generated from the storage of biological and pharmaceutical materials. We recognize service revenue over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC Topic 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the three months ended March 31, 2024.
The Company also generates revenue from the leasing of our property, plant, and equipment, operating right-of-use assets, and evo cold chain systems within its biostorage services product line to customers pursuant to service contracts or rental arrangements entered into with the customer. Revenue from these arrangements is not within the scope of FASB ASC Topic 606 as it is within the scope of FASB ASC Topic 842, Leases. All customers leasing shippers currently do so under annual rental arrangements. We account for these rental transactions as operating leases and record rental revenue on a straight-line basis over the rental term.
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
Total bioproduction tools and services revenue for the three months ended March 31, 2024 and 2023 were composed of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023
Product revenue
Freezer and thaw	$8,334	$12,381
Cell processing	16,186	18,993
Biostorage services	283	219
Service revenue
Biostorage services	4,975	3,825
Freezer and thaw	113	646
Rental revenue
Biostorage services	1,836	1,639
Total revenue	$31,727	$37,703
The following table includes estimated rental revenue expected to be recognized in the future related to Embedded Leases as well as estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting periods. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The estimated revenue in the following table does not include contracts with the original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of March 31, 2024. As of March 31, 2024, we did not have rental revenue expected to be recognized.
The balances in the table below are partially based on judgments involved in estimating future orders from customers pursuant to their respective contracts:

(In thousands)	2024 (9 months remaining)	Total
Service revenue	$18	$18

15.    Stock-based compensation
Service-based vesting stock options
The following is a summary of service-based vesting stock option activity for the March 31, 2024, and the status of service-based vesting stock options outstanding as of March 31, 2024:

	Three Months Ended March 31, 2024
	Options	Wtd. Avg. Exercise Price
Outstanding as of beginning of period	217,250	$2.21
Exercised	—	—
Outstanding as of March 31, 2024	217,250	$2.21

Stock options exercisable as of March 31, 2024	217,250	$2.21
As of March 31, 2024, there was $3.6 million of aggregate intrinsic value of outstanding and exercisable service-based vesting stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2024. This amount will change based on the fair market value of the Company’s stock. We did not recognize stock compensation expense related to service-based options during the three months ended March 31, 2024. There were no service-based vesting options granted during the three months ended March 31, 2024. The weighted average remaining contractual life of service-based vesting stock options outstanding and exercisable as of March 31, 2024 is 1.8 years. There were no unrecognized compensation costs for service-based vesting stock options as of March 31, 2024.
Restricted stock
Service-based vesting restricted stock
The following is a summary of service-based vesting restricted stock activity for the three months ended March 31, 2024, and the status of unvested service-based vesting restricted stock outstanding as of March 31, 2024:

	Three Months Ended March 31, 2024
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of period	2,312,898	$18.32
Granted	186,272	17.36
Vested	(221,829)	24.02
Forfeited	(51,340)	17.69
Non-vested as of March 31, 2024	2,226,001	$17.66
The aggregate fair value of the service-based vesting awards granted was $3.2 million during the three months ended March 31, 2024. The aggregate fair value of the service-based vesting awards that vested was $3.7 million during the three months ended March 31, 2024.
We recognized stock compensation expense related to service-based vesting awards of $4.7 million during the three months ended March 31, 2024. As of March 31, 2024, there was $35.4 million in unrecognized compensation costs related to service-based vesting awards. We expect to recognize those costs over 2.6 years.

Performance-based restricted stock
On March 8, 2024, the Company granted 109,512 shares of performance-based stock to an executive in the form of restricted stock. The shares granted contain performance conditions based on several Company metrics related to future performance. The grant date fair value of this award was $17.36 per share. The fair value of this award is being expensed on a straight-line basis over the requisite service period ending on December 31, 2025.
We recognized stock compensation expense of $0.2 million related to performance-based restricted stock awards for the three months ended March 31, 2024. As of March 31, 2024, there was $1.7 million in unrecognized non-cash compensation costs related to performance-based restricted stock awards expected to vest. We expect to recognize those costs over 1.8 years. Non-cash compensation costs are expensed over the period for which performance was measured.

The aggregate fair value of the performance-based awards granted during the three months ended March 31, 2024 was $1.9 million. No performance-based awards vested during the three months ended March 31, 2024.

No performance-based restricted stock awards were granted or vested during the three months ended March 31, 2023.
Market-based restricted stock
The following is a summary of market-based restricted stock activity under our stock option plan for the three months ended March 31, 2024 and the status of market-based restricted stock outstanding as of March 31, 2024:

	Three Months Ended March 31, 2024
	Shares	Wtd. Avg. Grant
Outstanding as of beginning of period	509,166	$26.50
Granted	299,565	23.20
Vested	(300,529)	27.97
Non-vested as of March 31, 2024	508,202	$25.70
On February 24, 2022, the Company granted 240,428 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on total shareholder return ("TSR"). The TSR market condition measures the Company’s performance against a peer group. On March 8, 2024, the Company’s Compensation Committee determined the TSR attainment was 125% of the targeted shares and 300,529 shares were granted and immediately vested to the executives of the Company based on our TSR during the period beginning on January 1, 2022 through December 31, 2023 as compared to the TSR of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 63%, 0% dividend yield and a risk-free interest rate of 1.5%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $6.7 million is being expensed on a straight-line basis over the grant date to the vesting date of December 31, 2023.
On January 3, 2023, the Company granted 268,738 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our TSR during the period beginning on January 1, 2023 through December 31, 2024 as compared to the TSR of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 78%, 0% dividend yield and a risk-free interest rate of 4.4%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $6.8 million is being expensed on a straight-line basis over the grant date to the vesting date of December 31, 2024, excluding $1.6 million of expense recognized in 2023 to reflect accelerations in the vesting period of certain awards.
On March 8, 2024, the Company granted 239,464 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our TSR during the period beginning on January 1, 2024 through December 31, 2025 as compared to the TSR of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 80%, 0% dividend yield and a risk-free interest rate of 4.6%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $6.3 million is being expensed on a straight-line basis over the grant date to the vesting date of December 31, 2025.
We recognized stock compensation expense of $1.1 million and $1.3 million related to market-based restricted stock awards for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $8.6 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1.5 years.
The aggregate fair value of the market-based awards granted was $6.3 million and $6.5 million during the three months ended March 31, 2024 and 2023, respectively. The aggregate fair value of the market-based awards that vested was $5.1 million and $0.7 million during the three months ended March 31, 2024 and 2023, respectively.
Total stock compensation expense
Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, with awards generally vesting over a 4-year period, and forfeitures recognized as incurred. We recorded total stock compensation expense for the three months ended March 31, 2024 and 2023, as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Cost of revenue	$1,120	$1,631
General and administrative costs	3,130	3,293
Sales and marketing costs	1,186	1,256
Research and development costs	747	1,183
Total	$6,183	$7,363
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
The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. The income tax expense of $0.1 million for the three months ended March 31, 2024 resulted in an effective income tax rate of negative 1.2%. Included in the $0.1 million was a discrete tax expense of $0.6 million related to a stock compensation shortfall, which was offset by a change in the valuation allowance.

The Company’s U.S. projected effective income tax rate without discrete items was negative 1.8%, which is lower than the U.S. federal statutory rate of 21% primarily due to the increase in the valuation allowance on US deferred tax assets and non-deductible executive compensation offset by state tax benefits and research tax credits.
Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. In determining the need for a valuation allowance, the Company’s management evaluates both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. After reviewing the evidence available, the Company’s management believes there is uncertainty regarding the future realizability of the U.S. net operating loss carryforward and is projecting a full valuation allowance of $54.7 million by year end. If operating results improve and projections indicate future utilization of the tax attributes, all or a portion of the valuation allowance would be released, resulting in a corresponding non-cash income tax benefit.
17.    Net loss per common share
The Company considers its unvested restricted shares, which contain non-forfeitable rights to dividends, as participating securities, and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method, whichever is more dilutive. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect.
The following table presents computations of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except share and earnings per share data)	2024	2023
Basic earnings (loss) per common share
Numerator:
Net loss	$(10,221)	$(13,714)
Net loss allocated to common shareholders	(10,221)	(13,714)

Denominator:
Weighted-average common shares issued and outstanding	45,432,426	43,027,612
Basic and diluted loss per common share	$(0.22)	$(0.32)
The following table sets forth the number of weighted-average shares of common stock excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options and restricted stock awards	3,766,824	3,153,029
Total	3,766,824	3,153,029
18.    Employee benefit plan
The Company sponsors 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $0.3 million in contributions to this plan for the three months ended for both March 31, 2024 and 2023.

19.    Subsequent events
Stock Purchase Agreement for Global Cooling Divestiture
The Company has evaluated events subsequent to March 31, 2024 through the date of this filing to assess the need for potential recognition or disclosure.
On April 17, 2024, the Company entered into the Purchase Agreement by and between the Company and GCI Holdings, which is wholly owned by an consulting contractor of Global Cooling, for the sale of all of the issued and outstanding shares of common stock of Global Cooling to GCI Holdings for an aggregate purchase price of $1.00. In addition, at the closing of the GCI Divestiture, Global Cooling was required to have $7.0 million in cash on its balance sheet, of which, $4.9 million in cash funded by the Company, and the Company was required to repay approximately $2.6 million of outstanding indebtedness of Global Cooling, and assume certain other liabilities of Global Cooling. Following the execution of the Purchase Agreement, the GCI Divestiture was consummated on April 17, 2024. The Company expects to recognize a loss on the GCI Divestiture, calculated as follows:

(In thousands)	April 17, 2024
Selling price: $1	$—
Cash to Global Cooling funded by Company	(4,910)
Approximate costs to sell Global Cooling(1)	(2,409)
Negative selling price	(7,319)
Global Cooling carrying basis as of December 31, 2023(2)	(963)
Estimated net loss on disposal	$(8,282)
(1) Represents the costs incurred in connection with the GCI Divestiture, including fees to be paid to the broker, attorneys, and other external parties.
(2) The Company is utilizing the carrying basis of Global Cooling as of December 31, 2023 as an estimate for its carrying basis as of the date of divestiture. The carrying basis to calculate the loss on disposal will utilize the carrying basis as of the date of divestiture on April 17, 2024, and may differ from the estimate noted here upon disclosure in the second quarter of 2024.
The Company’s estimates are subject to a number of assumptions, and actual results may differ.
In connection with the Company’s entry into the Purchase Agreement, the Company implemented a reduction in force (the “RIF”) related to the business of Global Cooling, which reduced the Company’s workforce by 47 employees (representing approximately 11% of its full-time employees). The Company’s Board of Directors approved the RIF on March 29, 2024, and all affected employees were informed by April 18, 2024, following the execution of the Purchase Agreement. The Company expects to recognize approximately $1.6 million of charges in connection with the RIF, comprised of approximately $1.3 million of stock compensation expense and approximately $0.3 million in cash expenditures, substantially all of which are expected to be related to employee severance costs. The Company expects to recognize most of these expenditures in the second quarter of 2024. The Company’s estimates are subject to a number of assumptions, and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the RIF. In addition, the Company expects to recognize approximately $4.5 million in stock compensation expense in connection with the acceleration of unvested shares for all former employees of the Company that remained with Global Cooling upon the closing of the GCI Divestiture.
The following table summarizes the additional costs incurred by the Company in connection with closing the GCI Divestiture and expected to be recorded during the second quarter of 2024:

(In thousands)	April 17, 2024
Global Cooling Term Notes payoff(1)	$2,596
Assumed liabilities from Global Cooling(2)	2,353
RIF compensation expenses(3)	1,595
Global Cooling employee stock based compensation expense(4)	4,106
Total	$10,650
(1) As a condition to close the GCI Divestiture, the Company repaid the balance of the Global Cooling Amended Term Notes. For additional information on the terms of the Global Cooling Term Notes, see Note 13: Long-term debt.
(2) As a condition to close the GCI Divestiture, the Company assumed certain accounts payable and accrued expenses from Global Cooling, totaling to approximately $1.8 million and $0.6 million, respectively.
(3) The Company expects to recognize approximately $1.6 million of charges in connection with the RIF, comprised of approximately $1.3 million of stock compensation expense and approximately $0.3 million in cash expenditures, substantially all of which are expected to be related to employee severance costs.
(4) The Company expects to recognize approximately $4.5 million in stock compensation expense in connection with the acceleration of unvested shares for all former employees of the Company that remained with Global Cooling upon the closing of the GCI Divestiture.
In addition, upon the closing of the Transaction, the Company and Global Cooling entered into a transition services agreement, pursuant to which the Company will provide certain transition services to Global Cooling for up to 90 days following the Closing Date.
Second Amendment to Loan and Security Agreement with Silicon Valley Bank

Additionally, on April 17, 2024, the Company entered into the Amendment by and among Bank and Borrower. Pursuant to the Amendment and subject to the conditions set forth therein, Bank consented to the GCI Divestiture and released its security interests in the assets of Global Cooling and the shares of capital stock of Global Cooling arising under the Loan Agreement. In addition, effective as of the closing of the GCI Divestiture, the Amendment amended the Loan Agreement to remove Global Cooling as a party to the Loan Agreement and provide for a non-refundable termination fee in the amount of $500,000 payable by Borrower to Bank in the event that the Loan Agreement is terminated prior to the Term Loan Maturity Date (as defined in the Loan Agreement) for any reason. The Amendment additionally contained a financial covenant requiring the Company to limit cash outflows and unsecured indebtedness in connection with the Transaction to $15 million or less. The Amendment also contains customary representations and warranties of Borrower and provides for a release of Bank by Borrower for any claims existing or arising through the date of the Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.

Item 2. Management’s discussion and analysis of financial condition and results of operations
Forward looking statements

Certain statements contained in this Quarterly Report on Form 10-Q are not historical facts and may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plans,” “expects,” “believes,” “anticipates,” “designed,” and similar words are intended to identify forward-looking statements. Forward-looking statements are based on our current expectations and beliefs, and involve a number of risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from those stated or implied by the forward-looking statements. A description of certain of these risks, uncertainties and other matters can be found in filings we make with the U.S. Securities and Exchange Commission (the “SEC”), all of which are available at www.sec.gov, including our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024, (the "Annual Report"). Because forward-looking statements involve risks and uncertainties, actual results and events may differ materially from results and events currently expected by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances that occur after the date hereof or to reflect any change in its expectations with regard to these forward-looking statements or the occurrence of unanticipated events.

Overview
Management’s discussion and analysis provides additional insight into the Company and is provided as a supplement to, and should be read in conjunction with, our Annual Report.
We are a life sciences company that develops, manufactures and supplies bioproduction tools and services which are designed to improve quality and de-risk biologic manufacturing, storage, distribution, and transportation in the cell and gene therapy industry and the broader biopharma market. Our products are used in basic and applied research and commercial manufacturing of biologic-based therapies. Customers use our products to maintain the health and function of biologic material during sourcing, manufacturing, storage, and distribution.
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

On April 17, 2024, the Company sold all of the issued and outstanding shares of common stock of Global Cooling, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Global Cooling”), to GCI Holdings Company, LLC, an Ohio limited liability company (“GCI Holdings”), pursuant to a Stock Purchase Agreement, by and between the Company and GCI Holdings (the “Global Cooling Divestiture”). The Global Cooling Divestiture was considered a subsequent event of the financial results presented as of March 31, 2024. Global Cooling is therefore presented as a part of our continuing operations as of the three months ended March 31, 2024. For additional information on the details of the Purchase Agreement, see Note 19: Subsequent events, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
•Biostorage services
◦Biological and pharmaceutical material storage

◦Cloud connected “smart” shipping containers
Critical accounting policies and estimates
A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 1 to the Consolidated Financial Statements included in our Annual Report and Part I, Note 1 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Results of operations
The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the related footnotes thereto.
Revenues
Total revenue for three and three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Product revenue
Freezer and thaw	$8,334	$12,381	$(4,047)	(33)%
Cell processing	16,186	18,993	$(2,807)	(15)%
Biostorage services	283	219	$64	29%
Service revenue
Biostorage services	4,975	3,825	$1,150	30%
Freezer and thaw	113	646	$(533)	(83)%
Rental revenue
Biostorage services	1,836	1,639	$197	12%
Total revenue	$31,727	$37,703	$(5,976)	(16)%
Product revenue
Product revenue was $24.8 million for the three months ended March 31, 2024, representing a decrease of $6.8 million, or 21%, compared with the same period in 2023. The decrease for the three months ended March 31, 2024 is primarily driven by decreases in sales within our ULT freezer and thaw and cell processing product lines compared to the same period in 2023. Decreases in cell processing product revenues are largely driven by an overall decrease in capital expenditure investment from the broader biopharma markets in addition to our customers destocking inventory levels compared to the prior year.
Product revenue from our freezer and thaw products decreased by $4.0 million, or 33%, in the three months ended March 31, 2024 compared with the same period in 2023. The decrease can be attributed to a decrease in sales of our ULT freezer line compared to the prior year by our biggest distributor.
Product revenue from our cell processing products decreased by $2.8 million, or by 15%, during the three months ended March 31, 2024 compared with the same period in 2023. The decrease in revenue from cell processing products is driven by customers reducing safety stock levels and a decrease in biotech funding that began in the later part of 2023.
Product revenue from our biostorage services increased by $0.1 million, or 29%, in the three months ended March 31, 2024, compared with the same period in 2023. The increase relates to larger volumes of consumables sold from our evo product line.

Service revenue
Service revenue was $5.1 million for the three months ended March 31, 2024, representing an increase of $0.6 million, or 14%, compared with the same period in 2023. The increase relates primarily to the expansion of service revenue generated by SciSafe storage services.
Rental revenue
Rental revenue was $1.8 million for the three months ended March 31, 2024, representing an increase of $0.2 million, or 12%, compared with the same period in 2023. The increase is associated with revenue from new customers.
Costs and operating expenses
Total costs and operating expenses for three months ended March 31, 2024 and 2023 were composed of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Cost of product, rental, and service revenue	$19,166	$23,664	$(4,498)	(19)%
General and administrative	12,934	14,842	$(1,908)	(13)%
Sales and marketing	5,070	6,471	$(1,401)	(22)%
Research and development	3,534	4,152	$(618)	(15)%
Intangible asset amortization	914	1,459	$(545)	(37)%
Acquisition costs	237	—	$237	—%
Change in fair value of contingent consideration	—	720	$(720)	NM
Total operating expenses	$41,855	$51,308	$(9,453)	(18)%
Cost of product, rental, and service revenue
Cost of revenue decreased $4.5 million for the three months ended March 31, 2024, or 19%, compared to the same period in 2023, due primarily to decreases in sales across multiple product lines compared to the prior year.
Cost of revenue inclusive of intangible amortization related to acquired technology was 62% as a percentage of revenue for the three months ended March 31, 2024, compared to 65% as a percentage of revenue for the three months ended March 31, 2023. The decrease in cost of revenue inclusive of intangible amortization related to acquired technology for the three months ended March 31, 2024 is a result of a favorable product mix in our media product line and a greater concentration of higher margin revenue as a percentage of total revenue, in addition to decreases in personnel expenses, including stock-based compensation expenses.
General and administrative expenses
General and administrative (“G&A”) expense consists primarily of personnel-related expenses, stock-based compensation, professional fees, such as accounting and consulting fees, and corporate insurance.
G&A expenses for the three months ended March 31, 2024 decreased $1.9 million, or 13%, compared with the same period in 2023. The decrease reflects a decrease in headcount compared to the prior year, driving decreases in personnel expenses from stock-based compensation.
Sales and marketing expenses
Sales and marketing expense (“S&M”) consists primarily of personnel-related costs, stock based compensation, consulting, advertising, and travel expense.

S&M expense for the three months ended March 31, 2024 decreased $1.4 million, or 22%, compared with the same period in 2023. The decrease is primarily due to a decrease in headcount compared to the prior year, driving decreases in personnel expenses from stock-based compensation.
Research and development expenses
Research and development (“R&D”) expense consists primarily of personnel-related costs, consulting, research supplies, and milestone expenses related to third party research agreements.
R&D expense for the three months ended March 31, 2024 decreased $0.6 million, or 15%, compared with the same period in 2023. The decrease is primarily due to a decrease in headcount compared to the prior year, driving decreases in personnel expenses from stock-based compensation, offset by research milestone payments in relation to our equity investment in PanTHERA.
Intangible asset amortization expense
Intangible asset amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions of Astero, SAVSU, CBS, SciSafe, Global Cooling, and Sexton in which we acquired definite-lived intangible assets.
Change in fair value of contingent consideration
Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our SciSafe acquisition. The benefit recognized in the three months ended March 31, 2023 relates primarily to changes in our estimated probability of achieving earnout targets set forth within the purchase agreements.
Other income (expense)
Total other income and expenses for the three months ended March 31, 2024 and 2023 were composed of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Interest expense, net	$(207)	$(411)	$204	50%
Other income	245	394	$(149)	NM
Total other income (expense), net	$38	$(17)	$55	324%
Interest expense, net
Interest expense, net incurred during the three months ended March 31, 2024 related primarily to the Term Loan (as defined in Note 13: Long-term debt, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) obtained in September 2022, financed insurance premiums, and the Global Cooling Amended Term Notes (as defined in Note 13: Long-term debt, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). We also earn interest on cash held in our money market account. Decreases in interest expense, net during the three months ended March 31, 2024 can be attributed to the increases in interest income generated by our cash management strategy while interest expenses remained consistent compared to the same period in 2023.
Liquidity and capital resources
On March 31, 2024 and December 31, 2023, we had $46.1 million and $52.3 million in cash, cash equivalents, and available-for-sale securities, respectively.
On April 17, 2024, the Company consummated the Global Cooling Divestiture. The Company provided $4.9 million in cash funding to effectuate the transaction and estimates it will pay $2.4 million to the brokers, attorneys, and other external parties. In addition, the Company expects to recognize $10.7 million in expenses in connection with the Global Cooling Divestiture, of which $5.2 million will be paid from cash from operations in the second quarter, for meeting certain post-closing requirements, costs to sell Global Cooling, the assumption of certain liabilities and debt, and severance expenses related to the RIF implemented on the business of Global Cooling, which reduced the Company’s workforce by 47 employees. These expenses are expected to be recognized during the second quarter of 2024. For additional information on the details of the Transaction and its related costs, see Item I, Note 19: Subsequent events to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Cash flows

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change
Operating activities	$(4,475)	$(2,712)	$(1,763)
Investing activities	(221)	2,926	$(3,147)
Financing activities	(952)	$(562)	$(390)
Net decrease in cash and cash equivalents	$(5,648)	$(348)	$(5,300)
Net cash used in operating activities
Net cash used by operating activities was $4.5 million during the three months ended March 31, 2024 compared to $2.7 million during the three months ended March 31, 2023. The increase in cash used by operating activities was primarily due to a decline in revenue in addition to the timing of collection and disbursement of working capital related items in accounts receivable, inventories, accounts payable, and accrued expenses.
Net cash used in (provided by) investing activities
Net cash used by investing activities totaled $0.2 million during the three months ended March 31, 2024 compared to $2.9 million provided by investing activities for the three months ended March 31, 2023. The increase in cash used by investing activities was primarily driven by a decrease of $8.9 million in maturities of our investments in available-for-sale marketable securities compared to the prior year. This was offset by a decrease of $3.5 million in property and equipment and assets held for rent purchases and a decrease of $1.8 million in investments made in available-for-sale marketable securities.
Net cash used in financing activities
Net cash used by financing activities totaled $1.0 million during the three months ended March 31, 2024, compared to $0.6 million used in financing activities during the three months ended March 31, 2023. The increase in cash used by financing activities was primarily the result of increases in payments on the Company's equipment loans and financed insurance premiums compared to the prior year.
Contractual obligations
Our material cash requirements include contractual and other obligations which we previously disclosed within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Other than the contractual obligation listed below, there have been no significant changes to these obligations in the three months ended March 31, 2024.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of March 31, 2024, our total short-term obligations were $10.0 million.
Item 3. Quantitative and qualitative disclosures about market risk
Interest rate risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. Our long-term debt primarily bears interest at a fixed rate, with a variable component subject to an interest rate ceiling. Fluctuations in interest rates therefore do not materially impact our consolidated financial statements from long-term debt. For additional information, see Note 13, Long-term debt to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Foreign currency exchange risk
For a discussion of market risks related to foreign currency exchange rates, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. During the three months ended March 31, 2024, there were no material changes or developments that would materially alter the market risk assessment of our exposures to foreign currency exchange rates performed as of December 31, 2023.
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were not effective, due to the material weaknesses in our internal control over financial reporting. As previously reported, we identified material weaknesses in our internal control over financial reporting as of December 31, 2023 with regard to (i) inappropriately designed entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements attributed to an insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, ineffective identification and assessment or risks impacting internal control over financial reporting, and ineffective monitoring controls; (ii) information system logical access within certain key financial systems; (iii) ineffective accounting procedures and related controls over certain financial statement areas; (iv) inadequate risk assessment, accounting policies, procedures and related controls performed over the procure to pay and revenue recognition processes in the consolidated financial statements in accordance with the applicable financial reporting requirements.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Remediation
We are continuing to implement remediation plans outlined in our Part II, Item 9A of Annual Report. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weaknesses. Management, with the oversight of the Audit Committee of the Board, will continue to take steps necessary to remedy the material weaknesses to reinforce the overall design and capability of our control environment.

PART II: Other information
Item 1. LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
Item 1A. RISK FACTORS
During the three months ended March 31, 2024, there were no material changes to the risk factors described in Part I, Item 1A of our Annual Report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

During our fiscal quarter ended March 31, 2024, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors entered into contracts, instructions, or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Securities and Exchange Act of 1934, as amended (“Rule 10b5-1(c)”), for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” The following table identifies and provides the material terms of the Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted or terminated by our officers and directors during the three months ended March 31, 2024.

Name and Position	Plan Adoption / Termination	Plan Adoption / Termination Date	Expiration Date	Number of Shares to be Purchased (Sold) under Plan
Aby J. Mathew, EVP & Chief Scientific Officer	Adoption	March 13, 2024	December 31, 2024	(123,404)

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Company specifically incorporates the foregoing information into those documents by reference.

**	In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Date: May 10, 2024	/s/ Troy Wichterman
Troy Wichterman
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)