Form 10-Q
period 2024-06-30
BIOLIFE SOLUTIONS INC
filed 2024-08-09
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 1, 2024, 46,138,201 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BioLife Solutions, Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except per share and share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$22,014	$33,317
Restricted cash	31	31
Available-for-sale securities, current portion	12,120	16,288
Accounts receivable, trade, net of allowance for credit losses of $1,061 and $1,710 as of June 30, 2024 and December 31, 2023, respectively	18,064	16,928
Inventories	32,496	32,208
Prepaid expenses and other current assets	3,475	6,463
Current assets, discontinued operations	—	15,369
Total current assets	88,200	120,604

Assets held for rent, net	11,094	7,713
Property and equipment, net	17,256	20,930
Operating lease right-of-use assets, net	10,400	11,446
Financing lease right-of-use assets, net	36	94
Long-term deposits and other assets	241	270
Available-for-sale securities, long-term	2,688	548
Equity investments	995	5,069
Intangible assets, net	19,325	21,149
Goodwill	224,741	224,741
Long-term assets, discontinued operations	—	150
Total assets	$374,976	$412,714

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,213	$3,573
Accrued expenses and other current liabilities	8,128	10,775
Sales taxes payable	4,860	4,962
Warranty liability	183	350
Lease liabilities, operating, current portion	2,504	2,534
Lease liabilities, financing, current portion	317	355
Debt, current portion	10,614	6,833
Current liabilities, discontinued operations	—	12,796
Total current liabilities	30,819	42,178

Lease liabilities, operating, long-term	11,075	12,189
Lease liabilities, financing, long-term	996	1,158
Debt, long-term	10,451	18,311
Deferred tax liabilities	193	188
Long-term liabilities, discontinued operations	—	1,027
Total liabilities	53,534	75,051
Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-

Common stock, $0.001 par value; 150,000,000 shares authorized, 46,104,888 and 45,167,225 shares issued and outstanding, respectively, as of June 30, 2024 and December 31, 2023	46	45
Additional paid-in capital	667,808	652,880
Accumulated other comprehensive loss, net of taxes	(555)	(345)
Accumulated deficit	(345,857)	(314,917)
Total shareholders’ equity	321,442	337,663
Total liabilities and shareholders’ equity	$374,976	$412,714
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share and share data)	2024	2023	2024	2023

Product revenue	$21,310	$22,786	$41,167	$46,307
Service revenue	4,427	4,175	9,513	8,197
Rental revenue	2,591	2,276	4,427	3,915
Total product, rental, and service revenue	28,328	29,237	55,107	58,419
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	8,614	12,480	16,398	22,651
Cost of service revenue (exclusive of intangible assets amortization)	3,327	4,036	6,846	7,687
Cost of rental revenue (exclusive of intangible assets amortization)	1,494	1,697	2,757	3,073
General and administrative	10,894	13,540	22,604	26,755
Sales and marketing	3,502	3,831	6,858	7,855
Research and development	2,382	3,793	4,776	7,033
Intangible asset amortization	910	1,406	1,824	2,823
Change in fair value of contingent consideration	—	(918)	—	(198)
Total operating expenses	31,123	39,865	62,063	77,679
Operating loss	(2,795)	(10,628)	(6,956)	(19,260)

Other (expense) income:
Change in fair value of equity investments	(4,074)	—	(4,074)	—
Gain on settlement of Global Cooling escrow	—	5,115	—	5,115
Interest expense, net	(361)	(387)	(529)	(767)
Other income	84	384	322	767
Total other (expense) income, net	(4,351)	5,112	(4,281)	5,115

Loss before income tax expense	(7,146)	(5,516)	(11,237)	(14,145)
Income tax expense	—	(2)	(121)	(94)
Net loss from continuing operations	(7,146)	(5,518)	(11,358)	(14,239)

Discontinued operations:
Loss from discontinued operations	(13,573)	(4,678)	(19,572)	(9,671)
Income tax expense	—	(3)	(10)	(3)
Loss from discontinued operations	(13,573)	(4,681)	(19,582)	(9,674)

Net loss	$(20,719)	$(10,199)	$(30,940)	$(23,913)

Loss from continuing operations, attributable to common shareholders:
Basic and Diluted	$(7,146)	$(5,518)	$(11,358)	$(14,239)
Loss from discontinued operations, attributable to common shareholders:
Basic and Diluted	$(13,573)	$(4,681)	$(19,582)	$(9,674)
Loss per share from continuing operations, attributable to common shareholders:
Basic and Diluted	$(0.16)	$(0.12)	$(0.25)	$(0.33)
Loss per share from discontinued operations, attributable to common shareholders:

Basic and Diluted	$(0.30)	$(0.11)	$(0.43)	$(0.22)
Net loss attributable to common shareholders:
Basic and Diluted	$(20,719)	$(10,199)	$(30,940)	$(23,913)
Net loss per share attributable to common shareholders:
Basic and Diluted	$(0.45)	$(0.23)	$(0.68)	$(0.55)
Weighted average shares used to compute loss per share attributable to common shareholders:
Basic and Diluted	46,004,037	43,441,219	45,718,232	43,235,558
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023

Net loss	$(20,719)	$(10,199)	$(30,940)	$(23,913)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	11	35	(192)	140
Unrealized loss on available-for-sale securities, net of tax	-	-	(18)	40
Comprehensive loss	$(20,708)	$(10,164)	$(31,150)	$(23,733)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three Months Ended June 30, 2024
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2024	-	$-	45,689,583	$46	$659,063	$(566)	$(325,138)	$333,405
Stock-based compensation	-	-	-	-	8,719	-	-	8,719
Stock option exercises	-	-	36,250	-	91	-	-	91
Stock issued – on vested RSUs	-	-	379,055	-	-	-	-	-
Common stock shares issued	-	-	-	-	(65)	-	-	(65)
Foreign currency translation	-	-	-	-	-	11	-	11
Net loss	-	-	-	-	-	-	(20,719)	(20,719)
Balance, June 30, 2024	-	$-	46,104,888	$46	$667,808	$(555)	$(345,857)	$321,442

	Three Months Ended June 30, 2023
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2023	-	$-	43,289,969	$43	$619,227	$(534)	$(260,629)	$358,107
Stock-based compensation	-	-	-	-	6,856	-	-	6,856
Stock option exercises	-	-	63,105	-	181	-	-	181
Stock issued – on vested RSAs	-	-	188,227	-	-	-	-	-
Contingent consideration shares issued	-	-	116,973	-	2,263	-	-	2,263
Settlement of Global Cooling escrow	-	-	(216,024)	-	(5,115)	-	-	(5,115)
Foreign currency translation	-	-	-	-	-	35	-	35
Net loss	-	-	-	-	-	-	(10,199)	(10,199)
Balance, June 30, 2023	-	$-	43,442,250	$43	$623,412	$(499)	$(270,828)	$352,128
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30, 2024
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2023	-	$-	45,167,225	$45	$652,880	$(345)	$(314,917)	$337,663
Stock-based compensation	-	-	-	-	14,902	-	-	14,902
Stock option exercises	-	-	36,250	-	91	-	-	91
Stock issued – on vested RSUs	-	-	901,413	1	-	-	-	1
Common stock shares issued	-	-	-	-	(65)	-	-	(65)
Foreign currency translation	-	-	-	-	-	(192)	-	(192)
Unrealized gain on available-for-sale securities	-	-	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	-	-	(30,940)	(30,940)
Balance, June 30, 2024	-	$-	46,104,888	$46	$667,808	$(555)	$(345,857)	$321,442

	Six Months Ended June 30, 2023
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2022	-	$-	42,832,231	$43	$611,739	$(679)	$(246,915)	$364,188
Stock-based compensation	-	-	-	-	14,220	-	-	14,220
Stock option exercises	-	-	144,043	-	305	-	-	305
Stock issued – on vested RSAs	-	-	565,027	-	-	-	-	-
Contingent consideration shares issued	-	-	116,973	-	2,263	-	-	2,263
Settlement of Global Cooling escrow	-	-	(216,024)	-	(5,115)	-	-	(5,115)
Foreign currency translation	-	-	-	-	-	140	-	140
Unrealized loss on available-for-sale securities	-	-	-	-	-	40	-	40
Net loss	-	-	-	-	-	-	(23,913)	(23,913)
Balance, June 30, 2023	-	$-	43,442,250	$43	$623,412	$(499)	$(270,828)	$352,128
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities
Net loss	$(30,940)	$(23,913)
Adjustments to reconcile net loss to net cash used in operating activities
Settlement of Global Cooling escrow	-	(5,115)
Depreciation	2,816	3,724
Amortization of intangible assets	1,824	2,911
Amortization of loan costs	-	13
Stock-based compensation	14,902	14,220
Non-cash lease (benefit) expense	(139)	28
Deferred income tax expense	5	13
Change in fair value of contingent consideration	-	(198)
Change in fair value of equity investments	4,074	-
Accretion of available-for-sale investments	(318)	(740)
(Gain) loss on disposal of property and equipment, net	(66)	215
Loss on disposal of assets held for rent, net	335	336
Loss on disposal of Global Cooling	8,897	-
Other	-	(53)

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	(1,874)	7,091
Inventories	1,807	(4,273)
Prepaid expenses and other assets	2,920	(1,183)
Accounts payable	(766)	(4,681)
Accrued expenses and other current liabilities	(358)	110
Warranty liability	(482)	124
Sales taxes payable	(388)	918
Other	(265)	23
Net cash provided by (used in) operating activities	1,984	(10,430)

Cash flows from investing activities
Purchases of available-for-sale securities	(10,712)	(15,728)
Proceeds from sale of available-for-sale securities	1,790	1,852
Maturities of available-for-sale securities	11,250	32,550
Purchases of assets held for rent	(1,594)	(2,552)
Purchases of property and equipment	(1,351)	(3,904)
Payments on divestiture of Global Cooling	(13,039)	-
Net cash (used in) provided by investing activities	(13,656)	12,218

Cash flows from financing activities
Payments on equipment loans	(468)	(256)
Proceeds from exercises of common stock options	91	306
Payments on financed insurance premium	(1,247)	108
Other	(32)	(16)

Net cash (used in) provided by financing activities	(1,656)	142

Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,328)	1,930
Cash, cash equivalents, and restricted cash – beginning of period	35,438	19,473
Effects of currency translation on cash, cash equivalents, and restricted cash	(65)	28
Cash, cash equivalents, and restricted cash – end of period	$22,045	$21,431
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$302	$830
Assets acquired under operating leases	$309	$880
Unrealized gains and losses on currency translation	$4	$-
Unrealized gains and losses on available-for-sale securities	$18	$(37)
Cash interest paid	$829	$935
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Organization and significant accounting policies
Business
BioLife Solutions, Inc. (“BioLife”, “us”, “we”, “our”, or the “Company”) is a developer, manufacturer, and supplier of a portfolio of bioproduction tools and services including proprietary biopreservation media, automated thawing devices, cloud-connected shipping containers, and biological and pharmaceutical materials storage. Our CryoStor® freeze media and HypoThermosol® hypothermic storage media are optimized to preserve cells in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death. Our Sexton cell processing product line includes human platelet lysates (“hPL”) for cell expansion, reducing risk and improving downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal® cryogenic vials that are purpose-built rigid containers used in cell and gene therapy (“CGT”) that can be filled manually or with high throughput systems, and automated cell processing machines that bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination. Our ThawSTAR® product line is composed of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products help administer temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. Our evo® shipping containers provide cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals. Our biological and pharmaceutical materials storage services provide facilities that allow for real-time tracking of biologic materials and vaccines that can be stored at a wide range of temperatures.
On April 17, 2024, the Company sold all of the issued and outstanding shares of common stock of Global Cooling, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Global Cooling”), to GCI Holdings Company, LLC, an Ohio limited liability company (“GCI Holdings”) pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), by and between the Company and GCI Holdings (the “Global Cooling Divestiture”). Upon the execution of the Purchase Agreement, on April 17, 2024, the Global Cooling business is presented in the accompanying unaudited condensed financial statements as a discontinued operation for all periods presented. See Note 3: Discontinued operations for further details regarding the divestiture.
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
Basis of presentation

The Unaudited Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three and six months ended June 30, 2024 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The Unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2024 in accordance with U.S. GAAP, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and

Exchange Commission (the “SEC”) rules and regulations relating to interim financial statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024 (the “Annual Report”).
The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, SAVSU Technologies, Inc. (“SAVSU”), Arctic Solutions, Inc. doing business as Custom Biogenic Systems (“CBS”), SciSafe Holdings, Inc. (“SciSafe”), BioLife Solutions B.V, and Sexton Biotechnologies, Inc. (“Sexton”). All intercompany accounts and transactions have been eliminated in consolidation.
Discontinued operations
On April 17, 2024, the Company sold all of the issued and outstanding shares of common stock of Global Cooling and the accounting requirements for reporting the Global Cooling subsidiary as a discontinued operation were met. Unless otherwise noted, amounts and disclosures throughout these Notes to Unaudited Condensed Consolidated Financial Statements relate to the Company's continuing operations. Refer to Note 3: Discontinued operations for further details.
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
Significant accounting policies
The following describes an update to the Company’s accounting policies for discontinued operations during the three and six months ended June 30, 2024. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements described in Part II, Item 8 of our Annual Report.
In accordance with ASC 205-20: Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria, the major current assets, non-current assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations.
Our operations related to Global Cooling met the definition of a discontinued operation as of April 17, 2024. Accordingly, we retrospectively classified the results of our Global Cooling operations as discontinued operations in the Unaudited Condensed Consolidated Statements of Operations for all periods presented. The results of all discontinued operations, less applicable income taxes, are reported as components of net loss separate from the net loss of continuing operations. Certain assets and liabilities associated with our Global Cooling operations were classified as assets and liabilities of discontinued operations in the Unaudited Condensed Consolidated Balance Sheets for the periods presented. Additionally, the cash flows and comprehensive loss of our Global Cooling operations have not been segregated and are included in the interim Unaudited Condensed Consolidated Statements of Cash Flows and Unaudited Condensed Consolidated Statements of Comprehensive Loss, respectively, for all periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 3: Discontinued operations.
Liquidity and capital resources

On June 30, 2024 and December 31, 2023, we had $36.9 million and $50.2 million in cash, cash equivalents, and available-for-sale securities, respectively, in our continuing operations. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q (this “Form 10-Q”).
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

	Accounts Receivable		Revenue
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Customer A	15%	17%	*	*	*	*
Customer B	*	*	10%	10%	12%	12%
*less than 10%
Revenue from foreign customers is denominated in United States dollars or euros.
The following table represents the Company’s products representing more than 10% of the Company’s total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Product revenue concentration	2024	2023	2024	2023
CryoStor	50%	55%	50%	56%

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by customers’ geographic locations(1)	2024	2023	2024	2023
United States(2)	77%	83%	78%	82%
Europe, Middle East, Africa (EMEA)	17%	13%	17%	14%
Other	6%	4%	5%	4%
Total revenue	100%	100%	100%	100%
(1) As of the year ended December 31, 2023, the Company updated its methodology for determining the country of origin for its sales. Sales are now recorded by shipping country rather than billing country. The Company updated the methodology retrospectively, adjusting the prior year presentation for all regions presented.
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
In the three months ended June 30, 2024, no suppliers accounted for greater than 10% of purchases. In the six months ended June 30, 2024, one supplier accounted for 12% of purchases. In the three months ended June 30, 2023, no suppliers accounted for greater than 10% of purchases. In the six months ended June 30, 2023, one supplier accounted for 15% of purchases.
As of June 30, 2024, no suppliers accounted for greater than 10% of our accounts payable. As of December 31, 2023, one supplier accounted for 11% of our accounts payable.
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
2.    Correction of immaterial errors
During the three months ended March 31, 2023, we determined that an error existed in our previously issued consolidated financial statements. Specifically, we identified we had not properly accelerated stock compensation expense related to unvested shares of market-based awards of certain employees upon their termination during the fourth quarter of 2023. The error was evaluated under the U.S. Securities and Exchange Commission's ("SEC's") Staff Accounting Bulletin ("SAB") Topic 1M, "Materiality," and SEC SAB Topic 1N, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" to determine the materiality of prior period misstatements to the Company’s financial statements. We evaluated the error and concluded that it was not material to the previously issued consolidated financial statements. Although the error was not material to any period, we corrected the accompanying historical consolidated financial statements for the year ended December 31, 2023 to reflect the additional stock compensation expense incurred within each period for comparative purposes.
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
3.     Discontinued operations
On April 17, 2024, the Company entered into the Purchase Agreement by and between the Company and GCI Holdings, which is wholly owned by a former consulting contractor of Global Cooling, for the sale of all of the issued and outstanding shares of common stock of Global Cooling to GCI Holdings. Upon the execution of the Purchase Agreement, the Global Cooling business is presented in the accompanying condensed financial statements as a discontinued operation for all periods presented.
As a condition of the Purchase Agreement, Global Cooling was required to have $7.0 million in cash on its balance sheet, of which, $6.7 million in cash was funded by the Company, and the Company was required to repay approximately $2.6 million of outstanding indebtedness of Global Cooling, and assume certain other liabilities of Global Cooling of $2.6 million. Following the execution of the Purchase Agreement, the divestiture of Global Cooling was consummated on April 17, 2024. The Company recognized a loss on disposal of Global Cooling, calculated as follows:

(In thousands)
Selling price: $1	$—
Cash to Global Cooling funded by Company	(6,652)
Costs to sell Global Cooling(1)	(582)
Negative selling price	(7,234)

Global Cooling carrying basis as of April 17, 2024, inclusive of assumed liabilities	(3,589)
Assumed liabilities: Accounts payable(2)	2,643
Assumed liabilities: Debt(3)	2,596
Global Cooling carrying basis as of April 17, 2024	1,650
Release of Global Cooling currency translation adjustment	(13)
Net loss on disposal	$(8,897)
(1) Represents the costs incurred in connection with the divestiture of Global Cooling, including fees to be paid to the broker, attorneys, and other external parties.
(2) As a closing condition, the Company assumed certain accounts payable and accrued expenses from Global Cooling, totaling $0.5 million and $2.1 million, respectively.
(3) As a closing condition, the Company repaid the balance of the Global Cooling Amended Term Notes. For additional information on the terms of the Global Cooling Term Notes, see Note 13: Long-term debt.
In connection with the Company’s entry into the Purchase Agreement, the Company implemented a reduction in force (the “RIF”) related to the business of Global Cooling, which reduced the Company’s workforce by 47 employees (representing approximately 11% of its full-time employees). The Company’s Board of Directors approved the RIF on March 29, 2024, and all affected employees were informed by April 18, 2024, following the execution of the Purchase Agreement. Additionally, the Company accelerated the unvested shares granted to both the employees impacted by the RIF and Global

Cooling employees that remained with Global Cooling upon the closing of the GCI Divestiture. The Company recognized the following charges in connection with the RIF and stock compensation expense acceleration:

(In thousands)	Severance	Stock Compensation	Total
RIF employee costs	$291	$1,255	$1,546
Former Global Cooling employees	—	1,925	1,925
Total employment related divestiture expenditures	$291	$3,180	$3,471

In addition, upon the closing of the Transaction, the Company and Global Cooling entered into a transition services agreement ("TSA"), pursuant to which the Company agreed to provide certain transition services to Global Cooling for up to 90 days following the Closing Date. The TSA has since expired pursuant to its terms on the stated expiration date.

The following table summarizes the major classes of assets and liabilities of discontinued operations, which are summarized separately in the condensed consolidated balance sheets:

	April 17,	December 31,
(In thousands)	2024	2023
Cash and cash equivalents	$275	$2,090
Accounts receivable, net	2,430	1,728
Inventories	9,152	11,248
Prepaid expenses and other current assets	379	303
Total current assets, discontinued operations	12,236	15,369

Property and equipment, net	153	146
Long-term deposits and other assets	4	4
Total assets, discontinued operations	12,393	15,519

Accounts payable	1,425	3,367
Accrued expenses and other current liabilities	911	1,637
Warranty liability	7,193	7,507
Lease liabilities, operating, current portion	242	263
Lease liabilities, financing, current portion	16	22
Total current liabilities, discontinued operations	9,787	12,796

Lease liabilities, operating, long-term	948	1,016
Lease liabilities, financing, long-term	8	11
Total liabilities, discontinued operations	$10,743	$13,823
Global Cooling had no remaining balances as of June 30, 2024.
The key components of loss from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenue	$2,209	$10,271	$7,157	$18,791
Cost of revenue	1,789	9,483	8,389	17,948
Gross profit	420	788	(1,232)	843
Operating expenses	(5,105)	(5,441)	(9,418)	(10,470)
Other income (expense), net	9	(25)	(25)	(44)
Loss on disposal	(8,897)	—	(8,897)	—
Loss before income taxes	(13,573)	(4,678)	(19,572)	(9,671)
Income tax expense	—	(3)	(10)	(3)
Loss from discontinued operations, net of income taxes	$(13,573)	$(4,681)	$(19,582)	$(9,674)
During the three and six months ended June 30, 2024, Global Cooling did not incur material depreciation, amortization, capital expenditure, or other noncash related costs. For the three months ended June 30, 2023, Global Cooling incurred depreciation and capital expenditure costs of $0.1 million and $0.4 million, respectively. During the six months ended June 30, 2023, Global Cooling incurred depreciation, amortization, and capital expenditure costs of $0.3 million, $0.1 million, and $0.6 million, respectively.
We do not anticipate incurring any material additional charges in connection with the sale of Global Cooling.
4.    Fair value measurement
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
During the most recent re-measurement of the contingent consideration liability as of December 31, 2023, the Company determined it appropriate to write-off the remaining balance of the SciSafe contingent consideration liability. The target revenue required for earnout was not met during the year ended December 31, 2023 and had been determined to not be probable to achieve in future years. The change in fair value of contingent consideration of $0.9 million and $0.2 million associated with the contingent consideration liability was included within the Change in fair value of contingent consideration in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023, respectively.
There were no remeasurements to fair value during the three and six months ended June 30, 2024 of financial assets and liabilities that are not measured at fair value on a recurring basis.
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, based on the three-tier fair value hierarchy:
(In thousands)

As of June 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$14,256	$-	$-	$14,256
Available-for-sale securities:
U.S. government securities	4,153	-	-	4,153
Corporate debt securities	-	7,505	-	7,505
Other debt securities	-	3,150	-	3,150
Total	$18,409	$10,655	$-	$29,064

As of December 31, 2023
Assets:
Cash equivalents:
Money market accounts	$25,034	$-	$-	$25,034
Available-for-sale securities:
U.S. government securities	5,170	-	-	5,170
Corporate debt securities	-	9,674	-	9,674
Other debt securities	-	1,992	-	1,992
Total	$30,204	$11,666	$-	$41,870
There have been no transfers of assets or liabilities between the fair value measurement levels.
The following table presents the changes in fair value of contingent consideration liabilities that are measured using Level 3 inputs for the three and six months ended June 30, 2023. There was no contingent consideration liability outstanding as of June 30, 2024.

Six Months Ended June 30,
(In thousands)	2023
Balance at beginning of period	$4,456
Change in fair value recognized in net loss	(198)
Payment of contingent consideration earned	$(2,263)
Balance at end of period	$1,995

5.    Investments
Available-for-sale securities
The Company’s portfolio of available-for-sale marketable securities consists of the following:

	June 30, 2024
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$4,158	$-	$(5)	$4,153
Corporate debt securities	6,120	-	(6)	6,114
Other debt securities	1,853	1	(1)	1,853
Total short-term	12,131	1	(12)	12,120

Available-for-sale securities, long-term
Corporate debt securities	1,392	-	(1)	1,391
Other debt securities	1,298	-	(1)	1,297
Total marketable securities	$14,821	$1	$(14)	$14,808

	December 31, 2023
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$5,169	$1	$-	$5,170
Corporate debt securities	9,673	5	(4)	9,674
Other debt securities	1,443	1	-	1,444
Total short-term	16,285	7	(4)	16,288

Available-for-sale securities, long-term
Other debt securities	545	3	-	548
Total marketable securities	$16,830	$10	$(4)	$16,836

	June 30, 2024
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$12,131	$12,120
Due after one year through five years	2,690	2,688
Total	$14,821	$14,808
Equity investments
The Company periodically invests in non-marketable equity securities of private companies without a readily determinable fair value to promote business and strategic objectives. The Company has adopted the measurement alternative whereby equity securities are carried at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar transactions of the same issuer. These securities included Series E Preferred Stock in PanTHERA CryoSolutions, Inc. carried at $1.0 million as of June 30, 2024 and December 31, 2023.
The Company also owns securities of Series A-1 and A-2 Preferred Stock in iVexSol, Inc. carried at $4.1 million for the period ending December 31, 2023. During the three months ended June 30, 2024, the Company received communications that triggered a going concern for the investment. Though iVexSol, Inc. is actively seeking additional investment, the Company determined that the fair value of its equity interest was less than its carrying amount, and no longer recoverable under the additional investments of iVexSol. The Company recorded an impairment charge of $4.1 million, bringing the carrying value to zero as of June 30, 2024.
6.    Inventories
Inventories consist of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(In thousands)	2024	2023
Raw materials	$14,324	$16,932
Work in progress	5,100	5,890
Finished goods	13,072	9,386
Total inventories	$32,496	$32,208
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

The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(In thousands)	2024	2023
Weighted average discount rate - operating leases	4.4%	4.4%
Weighted average discount rate - finance leases	8.4%	8.3%
Weighted average remaining lease term in years - operating leases	6.2	6.6
Weighted average remaining lease term in years - finance leases	3.8	4.1
The components of lease expense for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Operating lease costs	$829	$825	$1,621	$1,649
Financing lease costs	57	-	116	-
Short-term lease costs	416	400	811	756
Total operating lease costs	1,302	1,225	2,548	2,405

Variable lease costs	371	345	718	604
Total lease costs	$1,673	$1,570	3,266	3,009
Maturities of our lease liabilities as of June 30, 2024 are as follows:

(In thousands)	Operating Leases	Financing Leases
2024 (6 months remaining)	$1,599	$206
2025	2,786	413
2026	2,240	389
2027	1,935	387
2028	1,955	134
Thereafter	4,896	-
Total lease payments	15,411	1,529
Less: interest	(1,832)	(216)
Total present value of lease liabilities	$13,579	$1,313
8.     Assets held for rent
Assets held for rent consist of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(In thousands)	2024	2023
Shippers placed in service	$10,049	$9,866
Fixed assets held for rent	6,269	1,468
Accumulated depreciation	(8,288)	(6,272)
Subtotal	8,030	5,062
Shippers and related components in production	3,064	2,651
Total	$11,094	$7,713

Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $0.9 million and $1.5 million in depreciation expense related to assets held for rent during the three and six months ended June 30, 2024, respectively, and $1.0 million and $1.9 million during the three and six months ended June 30, 2023, respectively.
9.    Property and equipment
Property and equipment consist of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(In thousands)	2024	2023
Property and equipment
Leasehold improvements	$5,289	$5,913
Furniture and computer equipment	754	773
Manufacturing and other equipment	15,981	19,893
Construction in-progress	4,841	3,807
Subtotal	26,865	30,386
Less: Accumulated depreciation	(9,609)	(9,456)
Property and equipment, net	$17,256	$20,930
Depreciation expense for property and equipment was $0.6 million and $1.3 million for the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.6 million during the three and six months ended June 30, 2023, respectively.
10.    Goodwill and intangible assets
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized but instead is tested for impairment at least annually in accordance with ASC 350.
Intangible assets
Intangible assets, net consisted of the following as of June 30, 2024 and December 31, 2023:

(In thousands, except weighted average useful life)	June 30, 2024
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$9,936	$(4,489)	$5,447	10.2
Tradenames	8,134	(2,387)	5,747	10.8
Technology - acquired	18,372	(10,282)	8,090	3.6
Non-compete agreements	750	(709)	41	0.3
Total intangible assets	$37,192	$(17,867)	$19,325	6.8

(In thousands, except weighted average useful life)	December 31, 2023
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$9,936	$(4,217)	$5,719	10.7
Tradenames	8,134	(2,077)	6,057	11.3
Technology - acquired	18,372	(9,123)	9,249	4.1
Non-compete agreements	750	(626)	124	0.8
Total intangible assets	$37,192	$(16,043)	$21,149	7.3
Amortization expense for definite-lived intangible assets was $0.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the Company expects to record the following amortization expense for definite-lived intangible assets:

(In thousands)	Amortization Expense
For the Years Ending December 31,
2024 (6 months remaining)	$1,778
2025	3,468
2026	3,358
2027	2,605
2028	1,500
Thereafter	6,616
Total	$19,325

11.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(In thousands)	2024	2023
Accrued expenses	$2,798	$6,667
Accrued taxes	306	551
Accrued compensation	4,384	2,902
Deferred revenue, current	640	655
Total accrued expenses and other current liabilities	$8,128	$10,775
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
Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2024 and December 31, 2023.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of June 30, 2024, our total short-term obligations were $5.8 million.
Non-income related taxes
Companies are required to collect and remit sales tax from certain customers if the company is determined to have nexus in a particular state. Upon the determination of nexus, which varies by state, companies are additionally required to maintain detailed record of specific product and customer information within each jurisdiction in which it has established nexus to appropriately determine their sales tax liability, requiring technical knowledge of each jurisdiction’s tax case law. During the year ended December 31, 2023, the Company determined that a sales tax liability related to the periods of 2019 through 2023 was probable and determined an estimated liability. The estimated liability was approximately $4.4 million and $4.8 million as of June 30, 2024 and December 31, 2023, respectively. Due to the variety of jurisdictions in which this estimated liability relates to and our ongoing assessment of sales taxes owed, we cannot predict when final liabilities will be satisfied. We will reevaluate the estimated liability and timing of satisfaction each reporting period.
13.    Long-term debt
Term Loan
On September 20, 2022, the Company and certain of its subsidiaries entered into a term loan agreement (the “Loan Agreement”), which provides for a term loan in an aggregate maximum principal amount of up to $60 million in the increments and upon the dates and milestones described below (the “Term Loan”). The Term Loan matures on June 1, 2026. The Loan Agreement permitted the Company to borrow up to $30 million upon the initial closing of the transactions contemplated by the Loan Agreement (the “Term Loan Closing”), and provided options to borrow (i) up to $10 million between the Term Loan Closing and June 30, 2023, (ii) up to $10 million upon the achievement of certain revenue milestones by the Company, and (iii) an additional $10 million at the discretion of the lender. The Company borrowed $20 million at the Term Loan Closing and accounts for the Term Loan at cost. As of December 31, 2023, the Company had not drawn additional funding nor had it met the revenue milestones outlined within the Loan Agreement. The Company had until December 31, 2023 to draw an additional $10 million, subject to approval from the lender, and therefore has no additional opportunities under the Loan Agreement. Payments on the borrowing are interest-only through June 2024, with additional criteria allowing for interest-only payments to continue through June 2025. Tranches borrowed under the Loan Agreement bear interest at the Wall Street Journal prime rate plus 0.5%. However, the interest rate is subject to a ceiling that restricts the interest rate for each tranche from exceeding 1.0% above the overall rate applicable to each tranche at their respective funding dates and has a balloon payment due at the earliest of term loan maturity, repayment of the Term Loan in full, or termination of the Loan Agreement at $1.2 million. As of June 30, 2024, the implied interest rate of the Term Loan is 7.2% and the implied value of the Term Loan is $20.5 million. The Loan Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. As of June 30, 2024, the Company is in compliance with the covenants set forth in the Loan Agreement.
On April 17, 2024, the Company entered into a Consent and Second Amendment to the Term Loan (the “Amendment”) by and among Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Bank”) and the Company and its subsidiaries. Pursuant to the Amendment and subject to the conditions set forth therein, Bank consented to the Transaction and released its security interests in the assets of Global Cooling and the Shares arising under the Loan and Security Agreement, dated September 20, 2022, by and among Bank and Borrower, as amended by that certain Waiver and First Amendment to Loan and Security Agreement, dated February 26, 2024 (the “Loan Agreement”). In addition, effective as of the closing of the Transaction, the Amendment amended the Loan Agreement to remove Global Cooling as a party to the Loan Agreement and provide for a non-refundable termination fee in the amount of $500,000 payable by Borrower to Bank in the event that the Loan Agreement is terminated prior to the Term Loan Maturity Date (as defined in the Loan Agreement) for any reason. The Amendment also contains customary representations and warranties of Borrower and provides for a release of Bank by Borrower for any claims existing or arising through the date of the Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
Long-term debt consisted of the following as of June 30, 2024 and December 31, 2023:

			June 30,	December 31,
(In thousands)	Maturity Date	Interest Rate	2024	2023
Global Cooling Amended Term Notes	Various	4.0%	$—	$2,596
Term Loan	Jun-26	7.0%	20,000	20,000
Insurance premium financing	Jul-24	Various	102	1,348
Freezer equipment loan	Dec-25	5.7%	241	317
Manufacturing equipment loans	Oct-25	5.7%	122	172
Freezer installation loan	Various	6.3%	665	807
Other loans	Various	Various	—	2
Total debt, excluding unamortized debt issuance costs			21,130	25,242
Less: unamortized debt issuance costs			(65)	(98)
Total debt			21,065	25,144
Less: current portion of debt			(10,614)	(6,833)
Total long-term debt			$10,451	$18,311
As of June 30, 2024, the Term Loan was secured by substantially all assets of BioLife, SAVSU, CBS, SciSafe, and Sexton, other than intellectual property. Equipment loans are secured by the financed equipment.
As of June 30, 2024, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2024 (6 months remaining)	$5,336
2025	10,511
2026	5,218
2027	-
2028	-
Thereafter	-
Total debt	$21,065

14.    Revenue
To determine revenue recognition for contractual arrangements that we determine are within the scope of FASB Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. As of June 30, 2024 and December 31, 2023, our deferred revenue balance totaled $0.6 million. During the three and six months ended June 30, 2024, the Company recognized approximately zero and $0.4 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the year. During the three and six months ended June 30, 2023,the Company had recognized zero and $0.3 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the year.
The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of cell processing tools, freezers, thawing devices, and cold chain products. We recognize product revenue, including shipping and handling charges billed to customers, at a point in time when we transfer control of our products to our customers, which is upon shipment for substantially all transactions. Shipping and handling costs are classified as part of cost of product revenue in the Condensed Consolidated Statements of Operations. Service revenue is generated from the storage of biological and pharmaceutical materials. We recognize service revenue over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC Topic 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the three and six months ended June 30, 2024.
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
Total bioproduction tools and services revenue for the three and six months ended June 30, 2024 and 2023 were composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	2024	2023
Product revenue
Cell processing	$17,938	$18,673	$34,124	$37,666
Biostorage services	$144	$515	$427	$734
Freezer and thaw	3,228	3,598	6,616	7,907
Service revenue
Biostorage services	4,217	4,155	9,182	7,980
Freezer and thaw	210	20	331	217
Rental revenue
Biostorage services	2,591	2,276	4,427	3,915
Total revenue	$28,328	$29,237	$55,107	$58,419
The following table includes estimated rental revenue expected to be recognized in the future related to Embedded Leases as well as estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting periods. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The estimated revenue in the following table does not include contracts with the original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of June 30, 2024. As of June 30, 2024, we did not have service revenue expected to be recognized in greater than one year.
The balances in the table below are partially based on judgments involved in estimating future orders from customers pursuant to their respective contracts:

(In thousands)	2024 (6 months remaining)	2025	2026	Total
Rental revenue	$1,556	$3,111	$778	$5,445

15.    Stock-based compensation
Service-based vesting stock options
The following is a summary of service-based vesting stock option activity for the June 30, 2024, and the status of service-based vesting stock options outstanding as of June 30, 2024:

	Six Months Ended June 30, 2024
	Options	Wtd. Avg. Exercise Price
Outstanding as of beginning of period	217,250	$2.21
Exercised	(36,250)	2.50
Outstanding as of June 30, 2024	181,000	$2.15

Stock options exercisable as of June 30, 2024	181,000	$2.15
As of June 30, 2024, there was $3.5 million of aggregate intrinsic value of outstanding and exercisable service-based vesting stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2024. This amount will change based on the fair market value of the Company’s stock. We did not recognize stock compensation expense related to service-based options during the three and six months ended June 30, 2024. The intrinsic value of service vesting-based awards exercised during the three and six months ended June 30, 2024 was $0.6 million. There were no service-based vesting options granted during the three and six months ended June 30, 2024. The weighted average remaining contractual life of service-based vesting stock options outstanding and exercisable as of June 30, 2024 is 1.6 years. There were no unrecognized compensation costs for service-based vesting stock options as of June 30, 2024.
Restricted stock
Service-based vesting restricted stock
The following is a summary of service-based vesting restricted stock activity for the three and six months ended June 30, 2024, and the status of unvested service-based vesting restricted stock outstanding as of June 30, 2024:

	Six Months Ended June 30, 2024
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of period	2,312,898	$18.32
Granted	186,272	17.36
Vested	(600,884)	25.84
Forfeited	(87,748)	17.42
Non-vested as of June 30, 2024	1,810,538	$15.73
The aggregate fair value of the service-based vesting awards granted was $3.2 million during the three and six months ended June 30, 2024. The aggregate fair value of the service-based vesting awards that vested was $2.4 million and $5.6 million during the three and six months ended June 30, 2024, respectively.

We recognized stock compensation expense related to service-based vesting awards of $3.9 million and $7.7 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2024, there was $24.4 million in unrecognized compensation costs related to service-based vesting awards. We expect to recognize those costs over 2.6 years.
Performance-based restricted stock
On March 8, 2024, the Company granted 109,512 shares of performance-based stock to an executive in the form of restricted stock. The shares granted contain performance conditions based on Company metrics related to future performance. The grant date fair value of this award was $17.36 per share. The fair value of this award is being expensed on a straight-line basis over the requisite service period ending on December 31, 2025.
We recognized stock compensation expense of $0.2 million and $0.5 million related to performance-based restricted stock awards for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, there was $1.4 million in unrecognized non-cash compensation costs related to performance-based restricted stock awards expected to vest. We expect to recognize those costs over 1.5 years. Non-cash compensation costs are expensed over the period for which performance was measured.

The aggregate fair value of the performance-based awards granted during the three and six months ended June 30, 2024 was $1.9 million. No performance-based awards vested during the three and six months ended June 30, 2024.

No performance-based restricted stock awards were granted or vested during the three and six months ended June 30, 2023.
Market-based restricted stock
The following is a summary of market-based restricted stock activity under our stock option plan for the three and six months ended June 30, 2024 and the status of market-based restricted stock outstanding as of June 30, 2024:

	Six Months Ended June 30, 2024
	Shares	Wtd. Avg. Grant
Outstanding as of beginning of period	509,166	$26.50
Granted	299,565	23.20
Vested	(300,529)	27.97
Non-vested as of June 30, 2024	508,202	$25.70
On February 24, 2022, the Company granted 240,428 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on total shareholder return ("TSR"). The TSR market condition measures the Company’s performance against a peer group. On March 8, 2024, the Company’s Compensation Committee determined the TSR attainment was 125% of the targeted shares and 300,529 shares were granted and immediately vested to the executives of the Company based on our TSR during the period beginning on January 1, 2022 through December 31, 2023 as compared to the TSR of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 63%, 0% dividend yield and a risk-free interest rate of 1.5%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $6.7 million was expensed on a straight-line basis over the grant date to the vesting date of December 31, 2023.
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
We recognized stock compensation expense of $1.2 million and $2.5 million related to market-based restricted stock awards for the three and six months ended June 30, 2024, respectively, and $1.6 million and $3.2 million during the three and six months ended June 30, 2023. As of June 30, 2024, there was $5.6 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1.3 years.
The aggregate fair value of the market-based awards granted was zero and $6.3 million during the three and six months ended June 30, 2024, respectively, and zero and $6.5 million during the three and six months ended June 30, 2023. The aggregate fair value of the market-based awards that vested was zero and $5.1 million during the three and six months ended June 30, 2024, respectively, and zero and $0.7 million during the three and six months ended June 30, 2023.
Total stock compensation expense
Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, with awards generally vesting over a 4-year period, and forfeitures recognized as incurred. We recorded total stock compensation expense for the three and six months ended June 30, 2024 and 2023, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Cost of revenue	$922	$841	$1,656	$1,961
General and administrative costs	2,853	3,221	5,776	6,148
Sales and marketing costs	968	765	1,909	1,655
Research and development costs	718	905	1,358	1,968
Total	$5,461	$5,732	$10,699	$11,732
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
The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. Income tax expense of $0.1 million for the six months ended June 30, 2024 resulted in an effective income tax rate of negative 1.1%. Included in the $0.1 million of tax expense was discrete tax expense of $1.2 million related to stock compensation, which was offset by a change in the valuation allowance.
The Company’s projected effective income tax rate for the year ending December 31, 2024 excluding the impact, if any, of discrete items is negative 1.6%, which is lower than the U.S. federal statutory rate of 21% primarily due to the increase in the valuation allowance on deferred tax assets and non-deductible executive compensation offset by state tax benefits and research tax credits.
Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. In determining the need for a valuation allowance, the Company’s management evaluates all available positive and negative evidence to determine if it is more likely than not that its deferred tax assets are realizable. As of June 30, 2024, the Company continues to provide a full valuation allowance against its deferred tax assets as the realization of such assets is not considered to be more likely than not at this time. If the Company's conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record a substantial tax benefit in its Condensed Consolidated Statements of Operations when that occurs.
17.    Net loss from continuing operations per common share
The Company considers its unvested restricted shares, which contain non-forfeitable rights to dividends, as participating securities, and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method, whichever is more dilutive. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect.
The following table presents computations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and earnings per share data)	2024	2023	2024	2023
Basic earnings (loss) per common share
Numerator:
Net loss from continuing operations	$(7,146)	$(5,518)	$(11,358)	$(14,239)
Net loss from continuing operations allocated to common shareholders	(7,146)	(5,518)	(11,358)	(14,239)

Denominator:
Weighted-average common shares issued and outstanding	46,004,037	43,441,219	45,718,232	43,235,558
Basic and diluted loss from continuing operations per common share	$(0.16)	$(0.12)	$(0.25)	$(0.33)
The following table sets forth the number of weighted-average shares of common stock excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options and restricted stock awards	3,594,065	3,027,060	3,682,711	3,202,537
Total	3,594,065	3,027,060	3,682,711	3,202,537

18.    Employee benefit plan
The Company sponsors 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $0.2 million and $0.4 million in contributions to this plan for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the Company made $0.2 million and $0.4 million in contributions to this plan, respectively.
19.    Subsequent events
The Company has evaluated events subsequent to June 30, 2024 through the date of this filing to assess the need for potential recognition or disclosure. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the Consolidated Financial Statements.

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

On April 17, 2024, the Company sold all of the issued and outstanding shares of common stock of Global Cooling, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Global Cooling”), to GCI Holdings Company, LLC, an Ohio limited liability company (“GCI Holdings”), pursuant to a Stock Purchase Agreement, by and between the Company and GCI Holdings (the “Global Cooling Divestiture”). Upon the execution of the Purchase Agreement, the Global Cooling business is presented in the accompanying condensed financial statements as a discontinued operation for all periods presented. See Note 3: Discontinued operations, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.for further details regarding the divestiture.
Our products
Our bioproduction tools and services are composed of three revenue lines that contain seven main offerings:
•Cell processing
◦Biopreservation media
◦Human platelet lysate media (“hPL”), cryogenic vials, and automated cell-processing fill machines
•Biostorage services
◦Biological and pharmaceutical material storage
◦Cloud connected “smart” shipping containers
◦Automated thawing devices

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
Revenues
Total revenue for three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Product revenue
Cell processing	$17,938	$18,673	$(735)	(4)%	$34,124	$37,666	$(3,542)	(9)%
Biostorage services	144	515	$(371)	(72)%	427	734	$(307)	(42)%
Freezer and thaw	3,228	3,598	$(370)	(10)%	6,616	7,907	$(1,291)	(16)%
Service revenue
Biostorage services	4,217	4,155	$62	1%	9,182	7,980	$1,202	15%
Freezer and thaw	210	20	$190	950%	331	217	$114	NM
Rental revenue
Biostorage services	2,591	2,276	$315	14%	4,427	3,915	$512	13%
Total revenue	$28,328	$29,237	$(909)	(3)%	$55,107	$58,419	$(3,312)	(6)%
Product revenue
Product revenue was $21.3 million for the three months ended June 30, 2024, representing a decrease of $1.5 million, or 6%, compared with the same period in 2023 and was $41.2 million for the six months ended June 30, 2024, representing a decrease of $5.1 million, or 11%, compared with the same period in 2023. The decrease in cell processing product revenues for the three and six months ended June 30, 2024 is largely driven by our customers destocking inventory levels and a decrease in broader biotech funding compared to the same period in 2023.
Product revenue: Cell processing
Product revenue from our cell processing products decreased by $0.7 million and $3.5 million, or by 4% and 9%, during the three and six months ended June 30, 2024, respectively, compared with the same period in 2023. The decrease in revenue from cell processing products is driven by customers reducing safety stock levels and a decrease in biotech funding that began in the later part of 2023.
Product revenue: Biostorage services
Product revenue from our biostorage services decreased by $0.4 million and $0.3 million, or 72% and 42%, in the three and six months ended June 30, 2024, respectively, compared with the same period in 2023. The decrease in the three and six month periods relates to lower volumes of consumables sold from our evo product line.
Product revenue: Freezer and thaw
Product revenue from our freezer and thaw products decreased by $0.4 million and $1.3 million, or 10% and 16%, in the three and six months ended June 30, 2024, respectively, compared with the same period in 2023. The decrease in the three months primarily relates to a returns of one of our thawing device products. The decrease in the six months ended can be attributed to an increase in returns of automated thawing devices in addition to ongoing quality improvement requirements on automated bag thawing devices compared with the same period in 2023.
Service revenue
Service revenue was $4.4 million and $9.5 million for the three and six months ended June 30, 2024, respectively, representing an increase of $0.3 million and $1.3 million, or 6% and 16%, compared with the same period in 2023. The increase in the three and six month periods relates primarily to the expansion of service revenue generated by SciSafe storage services.
Rental revenue
Rental revenue was $2.6 million and $4.4 million for the three and six months ended June 30, 2024, representing an increase of $0.3 million, or 14%, and $0.5 million, and 13%, compared with the same periods in 2023. The increase is associated with an expansion of new customers.
Costs and operating expenses
Total costs and operating expenses for three and six months ended June 30, 2024 and 2023 were composed of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of product, rental, and service revenue	$13,435	$18,213	$(4,778)	(26)%	$26,001	$33,411	$(7,410)	(22)%
General and administrative	10,894	13,540	$(2,646)	(20)%	22,604	26,755	$(4,151)	(16)%
Sales and marketing	3,502	3,831	$(329)	(9)%	6,858	7,855	$(997)	(13)%
Research and development	2,382	3,793	$(1,411)	(37)%	4,776	7,033	$(2,257)	(32)%
Intangible asset amortization	910	1,406	$(496)	(35)%	1,824	2,823	$(999)	(35)%
Change in fair value of contingent consideration	—	(918)	$918	NM	—	(198)	$198	NM
Total operating expenses	$31,123	$39,865	$(8,742)	(22)%	$62,063	$77,679	$(15,616)	(20)%
Cost of product, rental, and service revenue
Cost of revenue decreased $4.8 million and $7.4 million for the three and six months ended June 30, 2024, or 26% and 22%, respectively, compared to the same periods in 2023, due primarily to decreases in sales across multiple product lines compared to the prior year.
Cost of revenue inclusive of intangible amortization related to acquired technology was 49% as a percentage of revenue for both the three and six months ended June 30, 2024, compared to 65% and 69% as a percentage of revenue for the three and six months ended June 30, 2023, respectively. The decrease in cost of revenue inclusive of intangible amortization related to acquired technology for the three and six months ended June 30, 2024 is a result of increased utilization at our biorepository facilities, operational efficiencies, and a more favorable product mix in our media product line, in addition to decreases in personnel expenses, including stock-based compensation expenses.
General and administrative expenses
General and administrative (“G&A”) expense consists primarily of personnel-related expenses, stock-based compensation, professional fees, such as accounting and consulting fees, and corporate insurance.
G&A expenses for the three and six months ended June 30, 2024 decreased $2.6 million and $4.2 million, or 20% and 16%, respectively compared with the same periods in 2023. The decrease for the three and six months ended June 30, 2024 consists primarily of a decrease in professional fees, such as accounting and consulting fees, as well as a decrease in headcount resulting in lower personnel-related expenses, and stock-based compensation.

Sales and marketing expenses
Sales and marketing expense (“S&M”) consists primarily of personnel-related costs, stock-based compensation, consulting, advertising, and travel expense.
S&M expense for the three and six months ended June 30, 2024 decreased $0.3 million and $1.0 million, or 9% and 13%, compared with the same periods in 2023. The decrease is primarily due to a decrease in headcount compared to the prior year, driving decreases in personnel expenses from stock-based compensation.
Research and development expenses
Research and development (“R&D”) expense consists primarily of personnel-related costs, consulting, research supplies, and milestone expenses related to third party research agreements.
R&D expense for the three and six months ended June 30, 2024 decreased $1.4 million and $2.3 million, or 37% and 32%, respectively compared with the same periods in 2023. The decrease is primarily due to a decrease in headcount compared to the prior year, driving decreases in personnel expenses from stock-based compensation, and lower research milestone payments in relation to our equity investment in PanTHERA.
Intangible asset amortization expense
Intangible asset amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions of Astero, SAVSU, CBS, SciSafe, and Sexton in which we acquired definite-lived intangible assets. Decreases in our intangible asset amortization expenses for the three and six months ended June 30, 2024 can be attributed to the write-off of intangible assets related to CBS during the third quarter of 2023.
Change in fair value of contingent consideration
Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to our SciSafe acquisition. The benefit recognized in the three and six months ended June 30, 2023 relates primarily to changes in our estimated probability of achieving earnout targets set forth within the purchase agreements.
Other (expense) income
Total other income and expenses for the three and six months ended June 30, 2024 and 2023 were composed of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Change in fair value of equity investments	$(4,074)	$—	$(4,074)	NM	$(4,074)	$—	$(4,074)	NM
Gain on settlement of Global Cooling escrow	$—	$5,115	$(5,115)	NM	$—	$5,115	$(5,115)	NM
Interest expense, net	$(361)	$(387)	$26	7%	$(529)	$(767)	$238	(31)%
Other income	84	384	$(300)	NM	322	767	$(445)	(58)%
Total other (expense) income, net	$(4,351)	$5,112	$(9,463)	185%	$(4,281)	$5,115	$(9,396)	(184)%
Change in fair value of equity investments. Reflects the change in fair value of our equity investments. During the three months ended June 30, 2024, the Company determined that the fair value of its equity interest in iVexSol was less than its carrying amount, and no longer recoverable. The equity investment was fully impaired as a result of the analysis. For further details, see Note 5: Investments in Part I, Item 1 of this Form 10-Q.
Gain on settlement of Global Cooling escrow. Reflects the non-cash gain associated with our settlement of the GCI General Escrow during the second quarter of 2023 upon indemnification of shares within the escrow.
Interest expense, net

Interest expense, net incurred during the three and six months ended June 30, 2024 related primarily to the Term Loan (as defined in Note 13: Long-term debt, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) obtained in September 2022, financed insurance premiums, and indirect tax liabilities. We also earn interest on cash held in our money market account. Increases in interest expense, net during the three and six months ended June 30, 2024 can be attributed to the increases in interest expenses related to the Term Loan compared to the same period in 2023.
Liquidity and capital resources
On June 30, 2024 and December 31, 2023, we had $36.9 million and $50.2 million in cash, cash equivalents, and available-for-sale securities, respectively in our continuing operations.
On April 17, 2024, the Company consummated the Global Cooling Divestiture. The Company provided $6.7 million in cash funding to effectuate the transaction and paid $0.6 million to the brokers, attorneys, and other external parties. In addition, the Company recognized $6.1 million in cash expenditures from operations during the three months ended June 30, 2024 to meet certain post-closing requirements, costs to sell Global Cooling, the assumption of certain liabilities and debt, and severance expenses related to the RIF implemented on the business of Global Cooling, which reduced the Company’s workforce by 47 employees. For additional information on the details of the Transaction and its related costs, see Item I, Note 3: Discontinued operations to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Cash flows

	Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change
Operating activities	$1,984	$(10,430)	$12,414
Investing activities	(13,656)	12,218	$(25,874)
Financing activities	(1,656)	$142	$(1,798)
Net cash (decrease) increase in cash and cash equivalents	$(13,328)	$1,930	$(15,258)
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $2.0 million during the six months ended June 30, 2024 compared to $10.4 million used in operating activities during the six months ended June 30, 2023. The increase in cash provided by operating activities was primarily due to a decrease in operating losses compared to the prior year in addition to the timing of collection and disbursement of working capital related items in inventories, prepaid expenses, accounts payable, and accrued expenses.
Net cash (used in) provided by investing activities
Net cash used by investing activities totaled $13.7 million during the six months ended June 30, 2024 compared to $12.2 million provided by investing activities for the six months ended June 30, 2023. The increase in cash used by investing activities was primarily driven by the $13.0 million in payments made on the divestiture of Global Cooling in addition to a decrease of $16.3 million in purchases, proceeds, and maturities of our investments in available-for-sale marketable securities compared to the prior year. This was offset by a decrease of $3.5 million in capital expenditures compared to the prior year.

Net cash (used in) provided by financing activities
Net cash used by financing activities totaled $1.7 million during the six months ended June 30, 2024, compared to $0.1 million provided by financing activities during the six months ended June 30, 2023. The increase in cash used by financing activities was primarily the result of increases in payments on the Company's equipment loans and financed insurance premiums compared to the prior year.
Contractual obligations
Our material cash requirements include contractual and other obligations which we previously disclosed within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Other than the contractual obligation listed below, there have been no significant changes to these obligations in the three months ended June 30, 2024.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of June 30, 2024, our total short-term obligations were $5.8 million.
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
Foreign currency exchange risk
For a discussion of market risks related to foreign currency exchange rates, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. During the six months ended June 30, 2024, there were no material changes or developments that would materially alter the market risk assessment of our exposures to foreign currency exchange rates performed as of December 31, 2023.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
During the six months ended June 30, 2024, there were no material changes to the risk factors described in Part I, Item 1A of our Annual Report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

During our fiscal quarter ended June 30, 2024, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors entered into contracts, instructions, or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Securities and Exchange Act of 1934, as amended (“Rule 10b5-1(c)”), for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” The following table identifies and provides the material terms of the Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted or terminated by our officers and directors during the three months ended June 30, 2024.

Name and Position	Plan Adoption / Termination	Plan Adoption / Termination Date	Expiration Date	Number of Shares to be Purchased (Sold) under Plan
Aby J. Mathew, EVP & Chief Scientific Officer	Adoption	June 14, 2024	January 15, 2025	(103,404)

Item 6. Exhibits

Exhibit No.	Description

10.1
Stock Purchase Agreement, dated April 17, 2024, by and between BioLife Solutions, Inc. and GCI Holdings Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2024)

10.2
Consent and Second Amendment to Loan and Security Agreement, dated April 17, 2024, by and among Silicon Valley Bank, BioLife Solutions, Inc., SAVSU Technologies, Inc., Arctic Solutions, Inc., SciSafe Holdings, Inc., Global Cooling, Inc., and Sexton Biotechnologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2024)

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

BIOLIFE SOLUTIONS, INC.

Date: August 9, 2024	/s/ Troy Wichterman
Troy Wichterman
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)