Form 10-Q
period 2024-09-30
BIOLIFE SOLUTIONS INC
filed 2024-11-12
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 5, 2024, 46,387,214 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BioLife Solutions, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share and share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$23,977	$33,317
Restricted cash	184	31
Available-for-sale securities, current portion	10,211	16,288
Accounts receivable, trade, net of allowance for credit losses of $955 and $1,707 as of September 30, 2024 and December 31, 2023, respectively	17,918	16,928
Inventories	32,179	32,208
Prepaid expenses and other current assets	4,914	6,463
Current assets, discontinued operations	—	15,369
Total current assets	89,383	120,604

Assets held for rent, net	10,822	7,713
Property and equipment, net	17,709	20,930
Operating lease right-of-use assets, net	14,402	11,446
Financing lease right-of-use assets, net	30	94
Long-term deposits and other assets	271	270
Available-for-sale securities, long-term	4,884	548
Equity investments	995	5,069
Intangible assets, net	18,415	21,149
Goodwill	224,741	224,741
Long-term assets, discontinued operations	—	150
Total assets	$381,652	$412,714

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,838	$3,573
Accrued expenses and other current liabilities	8,449	10,775
Sales taxes payable	4,351	4,962
Warranty liability	186	350
Lease liabilities, operating, current portion	2,788	2,534
Lease liabilities, financing, current portion	323	355
Debt, current portion	12,231	6,833
Current liabilities, discontinued operations	—	12,796
Total current liabilities	32,166	42,178

Lease liabilities, operating, long-term	15,189	12,189
Lease liabilities, financing, long-term	913	1,158
Debt, long-term	7,823	18,311
Deferred tax liabilities	100	188
Long-term liabilities, discontinued operations	—	1,027
Total liabilities	56,191	75,051
Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-

Common stock, $0.001 par value; 150,000,000 shares authorized, 46,227,940 and 45,167,225 shares issued and outstanding, respectively, as of September 30, 2024 and December 31, 2023	46	45
Additional paid-in capital	673,183	652,880
Accumulated other comprehensive loss, net of taxes	(208)	(345)
Accumulated deficit	(347,560)	(314,917)
Total shareholders’ equity	325,461	337,663
Total liabilities and shareholders’ equity	$381,652	$412,714
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share and share data)	2024	2023	2024	2023

Product revenue	$23,457	$17,137	$64,624	$63,444
Service revenue	4,660	4,377	14,173	12,573
Rental revenue	2,454	2,059	6,881	5,975
Total product, rental, and service revenue	30,571	23,573	85,678	81,992
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	8,765	6,572	25,163	29,223
Cost of service revenue (exclusive of intangible assets amortization)	3,401	3,937	10,247	11,624
Cost of rental revenue (exclusive of intangible assets amortization)	2,110	1,069	4,868	4,142
General and administrative	11,351	10,813	33,953	37,568
Sales and marketing	3,543	4,876	10,401	12,731
Research and development	2,050	3,739	6,827	10,772
Asset impairment charges	—	8,310	—	8,310
Intangible asset amortization	910	1,312	2,734	4,135
Change in fair value of contingent consideration	—	(1,580)	—	(1,778)
Total operating expenses	32,130	39,048	94,193	116,727
Operating loss	(1,559)	(15,475)	(8,515)	(34,735)

Other (expense) income:
Change in fair value of equity investments	—	—	(4,074)	—
Gain on settlement of Global Cooling escrow	—	—	—	5,115
Interest expense, net	(267)	(449)	(796)	(1,216)
Other income	95	235	417	1,002
Total other (expense) income, net	(172)	(214)	(4,453)	4,901

Loss before income tax benefit (expense)	(1,731)	(15,689)	(12,968)	(29,834)
Income tax benefit (expense)	28	(115)	(93)	(209)
Net loss from continuing operations	(1,703)	(15,804)	(13,061)	(30,043)

Discontinued operations:
Loss from discontinued operations	—	(13,328)	(19,572)	(22,999)
Income tax expense	—	—	(10)	(3)
Loss from discontinued operations	—	(13,328)	(19,582)	(23,002)

Net loss	$(1,703)	$(29,132)	$(32,643)	$(53,045)

Loss from continuing operations, attributable to common shareholders:
Basic and Diluted	$(1,703)	$(15,804)	$(13,061)	$(30,043)
Loss from discontinued operations, attributable to common shareholders:
Basic and Diluted	$—	$(13,328)	$(19,582)	$(23,002)
Loss per share from continuing operations, attributable to common shareholders:
Basic and Diluted	$(0.04)	$(0.36)	$(0.28)	$(0.69)

Loss per share from discontinued operations, attributable to common shareholders:
Basic and Diluted	$—	$(0.31)	$(0.43)	$(0.53)
Net loss attributable to common shareholders:
Basic and Diluted	$(1,703)	$(29,132)	$(32,643)	$(53,045)
Net loss per share attributable to common shareholders:
Basic and Diluted	$(0.04)	$(0.67)	$(0.71)	$(1.22)
Weighted average shares used to compute loss per share attributable to common shareholders:
Basic and Diluted	46,175,345	43,570,438	45,871,715	43,348,412
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023

Net loss	$(1,703)	$(29,132)	$(32,643)	$(53,045)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	282	(165)	91	(25)
Unrealized gain on available-for-sale securities, net of tax	65	4	46	44
Comprehensive loss	$(1,356)	$(29,293)	$(32,506)	$(53,026)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three Months Ended September 30, 2024
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2024	-	$-	46,104,888	$46	$667,808	$(555)	$(345,857)	$321,442
Stock-based compensation	-	-	-	-	5,329	-	-	5,329
Stock option exercises	-	-	22,500	-	46	-	-	46
Stock issued – on vested RSUs	-	-	100,552	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	282	-	282
Unrealized loss on available-for-sale securities	-	-	-	-	-	65	-	65
Net loss	-	-	-	-	-	-	(1,703)	(1,703)
Balance, September 30, 2024	-	$-	46,227,940	$46	$673,183	$(208)	$(347,560)	$325,461

	Three Months Ended September 30, 2023
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2023	-	$-	43,442,250	$43	$623,412	$(499)	$(270,828)	$352,128
Stock-based compensation	-	-	-	-	9,117	-	-	9,117
Stock option exercises	-	-	31,000	-	64	-	-	64
Stock issued – on vested RSAs	-	-	358,101	1	-	-	-	1
Foreign currency translation	-	-	-	-	-	(165)	-	(165)
Unrealized gain on available-for-sale securities	-	-	-	-	-	4	-	4
Net loss	-	-	-	-	-	-	(29,132)	(29,132)
Balance, September 30, 2023	-	$-	43,831,351	$44	$632,593	$(660)	$(299,960)	$332,017
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30, 2024
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2023	-	$-	45,167,225	$45	$652,880	$(345)	$(314,917)	$337,663
Stock-based compensation	-	-	-	-	20,231	-	-	20,231
Stock option exercises	-	-	58,750	-	137	-	-	137
Stock issued – on vested RSUs	-	-	1,001,965	1	-	-	-	1
Common stock shares issued	-	-	-	-	(65)	-	-	(65)
Foreign currency translation	-	-	-	-	-	91	-	91
Unrealized gain on available-for-sale securities	-	-	-	-	-	46	-	46
Net loss	-	-	-	-	-	-	(32,643)	(32,643)
Balance, September 30, 2024	-	$-	46,227,940	$46	$673,183	$(208)	$(347,560)	$325,461

	Nine Months Ended September 30, 2023
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2022	-	$-	42,832,231	$43	$611,739	$(679)	$(246,915)	$364,188
Stock-based compensation	-	-	-	-	23,337	-	-	23,337
Stock option exercises	-	-	175,043	-	369	-	-	369
Stock issued – on vested RSAs	-	-	923,128	1	-	-	-	1
Contingent consideration shares issued	-	-	116,973	-	2,263	-	-	2,263
Settlement of Global Cooling escrow	-	-	(216,024)	-	(5,115)	-	-	(5,115)
Foreign currency translation	-	-	-	-	-	(25)	-	(25)
Unrealized loss on available-for-sale securities	-	-	-	-	-	44	-	44
Net loss	-	-	-	-	-	-	(53,045)	(53,045)
Balance, September 30, 2023	-	$-	43,831,351	$44	$632,593	$(660)	$(299,960)	$332,017
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities
Net loss	$(32,643)	$(53,045)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of intangible assets	-	5,758
Impairment of long-lived assets	-	9,727
Settlement of Global Cooling escrow	-	(5,115)
Depreciation	4,223	5,646
Amortization of intangible assets	2,734	4,266
Amortization of loan costs	-	13
Stock-based compensation	20,231	23,337
Non-cash lease expense	265	494
Deferred income tax (benefit) expense	(88)	36
Change in fair value of contingent consideration	-	(1,778)
Change in fair value of equity investments	4,074	-
Accretion of available-for-sale investments	(407)	(1,049)
(Gain) loss on disposal of property and equipment, net	(62)	227
Loss on disposal of assets held for rent, net	458	443
Loss on disposal of Global Cooling	8,897	-

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	(1,666)	9,437
Inventories	2,124	(8,450)
Prepaid expenses and other assets	1,514	(1,045)
Accounts payable	(1,139)	(3,380)
Accrued expenses and other current liabilities	(96)	(1,692)
Warranty liability	(478)	(97)
Sales taxes payable	(889)	1,330
Other	(266)	128
Net cash provided by (used in) operating activities	6,786	(14,809)

Cash flows from investing activities
Purchases of available-for-sale securities	(16,014)	(22,688)
Proceeds from sale of available-for-sale securities	2,609	2,971
Maturities of available-for-sale securities	15,600	42,450
Purchases of assets held for rent	(2,028)	(3,453)
Purchases of property and equipment	(2,465)	(5,400)
Payments on divestiture of Global Cooling	(13,039)	-
Net cash (used in) provided by investing activities	(15,337)	13,880

Cash flows from financing activities
Payments on equipment loans	(682)	(383)
Proceeds from exercises of common stock options	137	370
Payments on term loans	(2,500)	(300)

Proceeds from financed insurance premium	2,094	2,639
Payments on financed insurance premium	(1,730)	(1,653)
Other	(16)	77
Net cash (used in) provided by financing activities	(2,697)	750

Net decrease in cash, cash equivalents, and restricted cash	(11,248)	(179)
Cash, cash equivalents, and restricted cash – beginning of period	35,438	19,473
Effects of currency translation on cash, cash equivalents, and restricted cash	(29)	(28)
Cash, cash equivalents, and restricted cash – end of period	$24,161	$19,266
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$97	$4,064
Assets acquired under operating leases	$5,302	$880
Assets acquired under financing leases	$-	$1,682
Unrealized (losses) gains on currency translation	$3	$(11)
Unrealized gains on available-for-sale securities	$(46)	$(44)
Cashless issuance of SciSafe earnout shares	$-	$2,263
Cash interest paid	$1,236	$1,394
Returned shares from settlement of Global Cooling escrow	$-	$(5,115)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Organization and significant accounting policies
Business
BioLife Solutions, Inc. (“BioLife”, “us”, “we”, “our”, or the “Company”) is a developer, manufacturer, and supplier of a portfolio of bioproduction tools and services including proprietary biopreservation media, automated thawing devices, cloud-connected shipping containers, and biological and pharmaceutical materials storage. Our CryoStor® freeze media and HypoThermosol® hypothermic storage media are optimized to preserve cells in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death. Our Sexton cell processing product line includes human platelet lysates (“hPL”) for cell expansion, reducing risk and improving downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal® cryogenic vials that are purpose-built rigid containers used in cell and gene therapy (“CGT”) that can be filled manually or with high throughput systems, CryoCase™ cryo-compatible transparent rigid containers designed for closed-system fill and retrieval, and automated cell processing machines that bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination. Our ThawSTAR® product line is composed of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products help administer temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. Our evo® shipping containers provide cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals. Our biological and pharmaceutical materials storage services provide facilities that allow for real-time tracking of biologic materials and vaccines that can be stored at a wide range of temperatures.
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
On November 12, 2024, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company, Subzero Purchaser Corp., a Delaware corporation (“Buyer”), SciSafe, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of the Company (“Seller”), and SciSafe, Inc., a New Jersey corporation and an indirect wholly owned subsidiary of the Company (“SciSafe”), for the sale by Seller of all of the issued and outstanding shares of common stock (the “Shares”) of SciSafe to Buyer. The divestiture of SciSafe was considered a subsequent event to the financial results presented as of September 30, 2024. SciSafe is therefore presented as a part of our continuing operations as of the three and nine months ended September 30, 2024. For additional information on the divestiture of SciSafe, see Note 19: Subsequent events.
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
Basis of presentation

The Unaudited Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three and nine months ended September 30, 2024 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The Unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2024 in accordance with U.S. GAAP, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (the “SEC”) rules and regulations relating to interim financial statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024 (the “Annual Report”).
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
Foreign currency translation
The Company translates items presented on its Unaudited Condensed Consolidated Financial Statements into U.S. dollars. For the Company’s subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates at the balance sheet date; revenue and expenses are translated using average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of Accumulated Other Comprehensive Loss in the Unaudited Condensed Consolidated Statements of Shareholders' Equity.
Segment reporting
The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.
Significant accounting policies
The following describes an update to the Company’s accounting policies for discontinued operations during the three and nine months ended September 30, 2024. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements described in Part II, Item 8 of our Annual Report.
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
Liquidity and capital resources

On September 30, 2024 and December 31, 2023, we had $39.3 million and $50.2 million in cash, cash equivalents, and available-for-sale securities, respectively, in our continuing operations. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q (this “Form 10-Q”).
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

	Accounts Receivable		Revenue
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Customer A	16%	17%	*	*	*	*
Customer B	*	*	*	*	11%	11%
Customer C	*	*	11%	*	*	*
*less than 10%
Revenue from foreign customers is denominated in United States dollars or euros.

The following table represents the Company’s products representing more than 10% of the Company’s total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product revenue concentration	2024	2023	2024	2023
CryoStor	52%	46%	51%	53%
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by customers’ geographic locations(1)	2024	2023	2024	2023
United States(2)	76%	81%	77%	82%
Europe, Middle East, Africa (EMEA)	19%	15%	18%	14%
Other	5%	4%	5%	4%
Total revenue	100%	100%	100%	100%
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
In the three and nine months ended September 30, 2024, no suppliers accounted for greater than 10% of purchases. In the three and nine months ended September 30, 2023, one supplier accounted for 19% and 16% of purchases, respectively.
As of September 30, 2024, one supplier accounted for 11% of our accounts payable. As of December 31, 2023, one supplier accounted for 11% of our accounts payable.
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

In addition, upon the closing of the Transaction, the Company and Global Cooling entered into a transition services agreement ("TSA"), pursuant to which the Company agreed to provide certain transition services to Global Cooling for up to 90 days following the date of the closing of the Transaction. The TSA has since expired pursuant to its terms on the stated expiration date.

The following table summarizes the major classes of assets and liabilities of discontinued operations, which are summarized separately in the condensed consolidated balance sheets:

	April 17,	December 31,
(In thousands)	2024	2023
Cash and cash equivalents	$275	$2,090
Accounts receivable, net	2,430	1,728
Inventories	9,152	11,248
Prepaid expenses and other current assets	379	303
Total current assets, discontinued operations	12,236	15,369

Property and equipment, net	153	146
Long-term deposits and other assets	4	4
Total assets, discontinued operations	12,393	15,519

Accounts payable	1,425	3,367
Accrued expenses and other current liabilities	911	1,637
Warranty liability	7,193	7,507
Lease liabilities, operating, current portion	242	263
Lease liabilities, financing, current portion	16	22
Total current liabilities, discontinued operations	9,787	12,796

Lease liabilities, operating, long-term	948	1,016
Lease liabilities, financing, long-term	8	11
Total liabilities, discontinued operations	$10,743	$13,823
Global Cooling had no remaining balances as of September 30, 2024.

The key components of loss from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenue	$—	$9,755	$7,157	$28,546
Cost of revenue	—	10,100	8,389	28,048
Gross profit	—	(345)	(1,232)	498
Operating expenses	—	(5,789)	(9,418)	(16,259)
Asset impairment charges	—	(7,175)	—	(7,175)
Other income (expense), net	—	(19)	(25)	(63)
Loss on disposal	—	—	(8,897)	—
Loss before income taxes	—	(13,328)	(19,572)	(22,999)
Income tax expense	—	—	(10)	(3)
Loss from discontinued operations, net of income taxes	$—	$(13,328)	$(19,582)	$(23,002)
During the three and nine months ended September 30, 2024, Global Cooling did not incur material depreciation, amortization, capital expenditure, or other noncash related costs. For the three months ended September 30, 2023, Global Cooling incurred depreciation and capital expenditure costs of $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2023, Global Cooling incurred depreciation, amortization, and capital expenditure costs of $0.4 million, $0.1 million, and $0.7 million, respectively.
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
During the most recent re-measurement of the contingent consideration liability as of December 31, 2023, the Company determined it appropriate to write-off the remaining balance of the SciSafe contingent consideration liability. The target revenue required for earnout was not met during the year ended December 31, 2023 and had been determined to not be probable to achieve in future years. The change in fair value of contingent consideration of $1.6 million and $1.8 million associated with the contingent consideration liability was included within the Change in fair value of contingent consideration in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023, respectively.
There were no remeasurements to fair value during the three and nine months ended September 30, 2024 of financial assets and liabilities that are not measured at fair value on a recurring basis.
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, based on the three-tier fair value hierarchy:
(In thousands)

As of September 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$13,731	$-	$-	$13,731
Available-for-sale securities:
U.S. government securities	2,679	-	-	2,679
Corporate debt securities	395	8,735	-	9,130
Other debt securities	-	3,286	-	3,286
Total	$16,805	$12,021	$-	$28,826

As of December 31, 2023
Assets:
Cash equivalents:
Money market accounts	$25,034	$-	$-	$25,034
Available-for-sale securities:
U.S. government securities	5,170	-	-	5,170
Corporate debt securities	-	9,674	-	9,674
Other debt securities	-	1,992	-	1,992
Total	$30,204	$11,666	$-	$41,870
There have been no transfers of assets or liabilities between the fair value measurement levels.

The following table presents the changes in fair value of contingent consideration liabilities that are measured using Level 3 inputs for the three and nine months ended September 30, 2023. There was no contingent consideration liability outstanding as of September 30, 2024.

Nine Months Ended September 30,
(In thousands)	2023
Balance at beginning of period	$4,456
Change in fair value recognized in net loss	(1,778)
Payment of contingent consideration earned	$(2,263)
Balance at end of period	$415

5.    Investments
Available-for-sale securities
The Company’s portfolio of available-for-sale marketable securities consists of the following:

	September 30, 2024
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$2,676	$3	$-	$2,679
Corporate debt securities	6,149	16	-	6,165
Other debt securities	1,363	4	-	1,367
Total short-term	10,188	23	-	10,211

Available-for-sale securities, long-term
Corporate debt securities	2,944	21	-	2,965
Other debt securities	1,910	9	-	1,919
Total marketable securities	$15,042	$53	$-	$15,095

	December 31, 2023
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$5,169	$1	$-	$5,170
Corporate debt securities	9,673	5	(4)	9,674
Other debt securities	1,443	1	-	1,444
Total short-term	16,285	7	(4)	16,288

Available-for-sale securities, long-term
Other debt securities	545	3	-	548
Total marketable securities	$16,830	$10	$(4)	$16,836

	September 30, 2024
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,188	$10,211
Due after one year through five years	4,854	4,884
Total	$15,042	$15,095
Equity investments
The Company periodically invests in non-marketable equity securities of private companies without a readily determinable fair value to promote business and strategic objectives. The Company has adopted the measurement alternative whereby equity securities are carried at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar transactions of the same issuer. These securities included Series E Preferred Stock in PanTHERA CryoSolutions, Inc. carried at $1.0 million as of September 30, 2024 and December 31, 2023.
The Company also owns securities of Series A-1 and A-2 Preferred Stock in iVexSol, Inc. carried at $4.1 million for the period ending December 31, 2023. During the six months ended June 30, 2024, the Company received communications that triggered a going concern for the investment. As of June 30, 2024, the Company determined that the fair value of its equity interest was less than its carrying amount, and no longer recoverable, triggering an impairment charge of $4.1 million. The carrying value was zero as of September 30, 2024.
6.    Inventories
Inventories consist of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(In thousands)	2024	2023
Raw materials	$12,722	$16,932
Work in progress	6,647	5,890
Finished goods	12,810	9,386
Total inventories	$32,179	$32,208
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

The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(In thousands)	2024	2023
Weighted average discount rate - operating leases	5.8%	4.4%
Weighted average discount rate - finance leases	8.4%	8.3%
Weighted average remaining lease term in years - operating leases	6.1	6.6
Weighted average remaining lease term in years - finance leases	3.5	4.1
The components of lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Operating lease costs	$1,018	$810	$2,639	$2,460
Financing lease costs	57	-	173	-
Short-term lease costs	452	510	1,263	1,266
Total operating lease costs	1,527	1,320	4,075	3,726

Variable lease costs	446	299	1,166	903
Total lease costs	$1,973	$1,619	5,241	4,629
Maturities of our lease liabilities as of September 30, 2024 are as follows:

(In thousands)	Operating Leases	Financing Leases
2024 (3 months remaining)	$857	$103
2025	3,630	413
2026	3,249	389
2027	2,970	387
2028	3,021	134
Thereafter	7,794	-
Total lease payments	21,521	1,426
Less: interest	(3,544)	(190)
Total present value of lease liabilities	$17,977	$1,236

8.     Assets held for rent
Assets held for rent consist of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(In thousands)	2024	2023
Shippers placed in service	$9,862	$9,866
Fixed assets held for rent	6,538	1,468
Accumulated depreciation	(8,813)	(6,272)
Subtotal	7,587	5,062
Shippers and related components in production	3,235	2,651
Total	$10,822	$7,713
Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $0.8 million and $2.3 million in depreciation expense related to assets held for rent during the three and nine months ended September 30, 2024, respectively, and $0.9 million and $2.8 million during the three and nine months ended September 30, 2023, respectively.
9.    Property and equipment
Property and equipment consist of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(In thousands)	2024	2023
Property and equipment
Leasehold improvements	$5,982	$5,913
Furniture and computer equipment	769	773
Manufacturing and other equipment	17,084	19,893
Construction in-progress	4,105	3,807
Subtotal	27,940	30,386
Less: Accumulated depreciation	(10,231)	(9,456)
Property and equipment, net	$17,709	$20,930
Depreciation expense for property and equipment was $0.6 million and $1.9 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $2.9 million during the three and nine months ended September 30, 2023, respectively.
10.    Goodwill and intangible assets
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized but instead is tested for impairment at least annually in accordance with ASC 350.
Intangible assets
Intangible assets, net consisted of the following as of September 30, 2024 and December 31, 2023:

(In thousands, except weighted average useful life)	September 30, 2024
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$9,936	$(4,625)	$5,311	9.9
Tradenames	8,134	(2,543)	5,591	10.5
Technology - acquired	18,372	(10,859)	7,513	3.3
Non-compete agreements	750	(750)	—	0.0
Total intangible assets	$37,192	$(18,777)	$18,415	6.6

(In thousands, except weighted average useful life)	December 31, 2023
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$9,936	$(4,217)	$5,719	10.7
Tradenames	8,134	(2,077)	6,057	11.3
Technology - acquired	18,372	(9,123)	9,249	4.1
Non-compete agreements	750	(626)	124	0.8
Total intangible assets	$37,192	$(16,043)	$21,149	7.3
Amortization expense for definite-lived intangible assets was $0.9 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, and $1.3 million and $4.1 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the Company expects to record the following amortization expense for definite-lived intangible assets:

(In thousands)	Amortization Expense
For the Years Ending December 31,
2024 (3 months remaining)	$868
2025	3,468
2026	3,358
2027	2,605
2028	1,500
Thereafter	6,616
Total	$18,415

11.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(In thousands)	2024	2023
Accrued expenses	$2,864	$6,667
Accrued taxes	373	551
Accrued compensation	4,777	2,902
Deferred revenue, current	435	655
Total accrued expenses and other current liabilities	$8,449	$10,775
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
Litigation
From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, as our industry is characterized by frequent claims and litigation, including claims regarding intellectual property. Management does not believe any of the current claims are material to the Company’s business. Future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company carries certain insurance policies that may cover the aforementioned costs. The probability of claims that could result in a loss are evaluated and disclosed, as needed, individually and on a gross basis. Management is not aware of any significant pending or threatened litigation that is anticipated to result in unfavorable judgments against the Company other than those listed below.
Pending litigation claims
Two lawsuits have been filed by previous customers seeking payment for losses allegedly related to commercial freezer products from Global Cooling prior to its divestiture. These lawsuits are in various stages, and we continue to defend vigorously against the claims made in them. An estimate for a reasonably possible loss or range of loss cannot be made, though we expect any potential losses incurred to be covered by insurance.
Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2024 and December 31, 2023.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of September 30, 2024, our total short-term obligations were $4.2 million.

Non-income related taxes
Companies are required to collect and remit sales tax from certain customers if the company is determined to have nexus in a particular state. Upon the determination of nexus, which varies by state, companies are additionally required to maintain detailed record of specific product and customer information within each jurisdiction in which it has established nexus to appropriately determine their sales tax liability, requiring technical knowledge of each jurisdiction’s tax case law. During the year ended December 31, 2023, the Company determined that a sales tax liability related to the periods of 2019 through 2023 was probable and determined an estimated liability. The estimated liability was approximately $3.8 million and $4.8 million as of September 30, 2024 and December 31, 2023, respectively. Due to the variety of jurisdictions in which this estimated liability relates to and our ongoing assessment of sales taxes owed, we cannot predict when final liabilities will be satisfied. We will reevaluate the estimated liability and timing of satisfaction each reporting period.
13.    Long-term debt
Term Loan
On September 20, 2022, the Company and certain of its subsidiaries entered into a term loan agreement (the “Loan Agreement”), which provides for a term loan in an aggregate maximum principal amount of up to $60 million in the increments and upon the dates and milestones described below (the “Term Loan”). The Term Loan matures on June 1, 2026. The Loan Agreement permitted the Company to borrow up to $30 million upon the initial closing of the transactions contemplated by the Loan Agreement (the “Term Loan Closing”), and provided options to borrow (i) up to $10 million between the Term Loan Closing and June 30, 2023, (ii) up to $10 million upon the achievement of certain revenue milestones by the Company, and (iii) an additional $10 million at the discretion of the lender. The Company borrowed $20 million at the Term Loan Closing and accounts for the Term Loan at cost. As of December 31, 2023, the Company had not drawn additional funding nor had it met the revenue milestones outlined within the Loan Agreement. The Company had until December 31, 2023 to draw an additional $10 million, subject to approval from the lender, and therefore has no additional opportunities under the Loan Agreement. Payments on the borrowing are interest-only through June 2024, with additional criteria allowing for interest-only payments to continue through June 2025. Tranches borrowed under the Loan Agreement bear interest at the Wall Street Journal prime rate plus 0.5%. However, the interest rate is subject to a ceiling that restricts the interest rate for each tranche from exceeding 1.0% above the overall rate applicable to each tranche at their respective funding dates and has a balloon payment due at the earliest of term loan maturity, repayment of the Term Loan in full, or termination of the Loan Agreement at $1.2 million. As of September 30, 2024, the implied interest rate of the Term Loan is 7.5% and the implied value of the Term Loan is $18.2 million. The Loan Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. As of September 30, 2024, the Company is in compliance with the covenants set forth in the Loan Agreement.
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
On November 11, 2024, the Company entered into a Consent and Third Amendment to Loan and Security Agreement (the “Amendment”) by and among Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Bank”) and the Company and its subsidiaries. For additional information on the Amendment, see Note 19: Subsequent events.

Long-term debt consisted of the following as of September 30, 2024 and December 31, 2023:

			September 30,	December 31,
(In thousands)	Maturity Date	Interest Rate	2024	2023
Global Cooling Amended Term Notes	Various	4.0%	$—	$2,596
Term Loan	Jun-26	7.0%	17,500	20,000
Insurance premium financing	Jul-25	8.3%	1,712	1,348
Freezer equipment loan	Dec-25	5.7%	200	317
Manufacturing equipment loans	Oct-25	5.7%	97	172
Freezer installation loan	Various	6.3%	593	807
Other loans	Various	Various	1	2
Total debt, excluding unamortized debt issuance costs			20,103	25,242
Less: unamortized debt issuance costs			(49)	(98)
Total debt			20,054	25,144
Less: current portion of debt			(12,231)	(6,833)
Total long-term debt			$7,823	$18,311
As of September 30, 2024, the Term Loan was secured by substantially all assets of BioLife, SAVSU, CBS, SciSafe, and Sexton, other than intellectual property. Equipment loans are secured by the financed equipment.
As of September 30, 2024, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2024 (3 months remaining)	$3,177
2025	11,659
2026	5,218
2027	-
2028	-
Thereafter	-
Total debt	$20,054
14.    Revenue
To determine revenue recognition for contractual arrangements that we determine are within the scope of FASB Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. As of September 30, 2024 and December 31, 2023, our deferred revenue balance totaled $0.4 million and $0.7 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized approximately $0.1 million and $0.6 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the year. During the three and nine months ended

September 30, 2023, the Company had recognized $0.1 million and $0.4 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the year.
The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of cell processing tools, freezers, thawing devices, and cold chain products. We recognize product revenue, including shipping and handling charges billed to customers, at a point in time when we transfer control of our products to our customers, which is upon shipment for substantially all transactions. Shipping and handling costs are classified as part of cost of product revenue in the Condensed Consolidated Statements of Operations. Service revenue is generated from the storage of biological and pharmaceutical materials. We recognize service revenue over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC Topic 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the three and nine months ended September 30, 2024.
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

Total bioproduction tools and services revenue for the three and nine months ended September 30, 2024 and 2023 were composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	2024	2023
Product revenue
Cell processing	$19,030	$13,338	$53,154	$51,004
Biostorage services	$543	$365	$970	$1,099
Freezer and thaw	3,884	3,434	10,500	11,341
Service revenue
Biostorage services	4,526	4,186	13,708	12,166
Freezer and thaw	134	191	465	407
Rental revenue
Biostorage services	2,454	2,059	6,881	5,975
Total revenue	$30,571	$23,573	$85,678	$81,992
The following table includes estimated rental revenue expected to be recognized in the future related to Embedded Leases as well as estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting periods. The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The estimated revenue in the following table does not include contracts with the original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2024. As of September 30, 2024, we did not have service revenue expected to be recognized in greater than one year.
The balances in the table below are partially based on judgments involved in estimating future orders from customers pursuant to their respective contracts:

(In thousands)	2024 (3 months remaining)	2025	2026	Total
Rental revenue	$812	$3,249	$812	$4,873
15.    Stock-based compensation
Service-based vesting stock options
The following is a summary of service-based vesting stock option activity for the September 30, 2024, and the status of service-based vesting stock options outstanding as of September 30, 2024:

	Nine Months Ended September 30, 2024
	Options	Wtd. Avg. Exercise Price
Outstanding as of beginning of period	217,250	$2.21
Exercised	(58,750)	2.33
Outstanding as of September 30, 2024	158,500	$2.16

Stock options exercisable as of September 30, 2024	158,500	$2.16

As of September 30, 2024, there was $3.6 million of aggregate intrinsic value of outstanding and exercisable service-based vesting stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2024. This amount will change based on the fair market value of the Company’s stock. We did not recognize stock compensation expense related to service-based options during the three and nine months ended September 30, 2024. The intrinsic value of service vesting-based awards exercised was $0.5 million and $1.1 million during the three and nine months ended September 30, 2024, respectively. There were no service-based vesting options granted during the three and nine months ended September 30, 2024. The weighted average remaining contractual life of service-based vesting stock options outstanding and exercisable as of September 30, 2024 is 1.5 years. There were no unrecognized compensation costs for service-based vesting stock options as of September 30, 2024.
Restricted stock
Service-based vesting restricted stock
The following is a summary of service-based vesting restricted stock activity for the nine months ended September 30, 2024, and the status of unvested service-based vesting restricted stock outstanding as of September 30, 2024:

	Nine Months Ended September 30, 2024
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of period	2,312,898	$18.32
Granted	484,886	20.53
Vested	(701,436)	25.83
Forfeited	(116,386)	17.33
Non-vested as of September 30, 2024	1,979,962	$16.22
The aggregate fair value of the service-based vesting awards granted was $6.7 million and $10.0 million during the three and nine months ended September 30, 2024, respectively. The aggregate fair value of the service-based vesting awards that vested was $2.3 million and $8.0 million during the three and nine months ended September 30, 2024, respectively.
We recognized stock compensation expense related to service-based vesting awards of $3.8 million and $11.7 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, there was $26.8 million in unrecognized compensation costs related to service-based vesting awards. We expect to recognize those costs over 2.7 years.
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
We recognized stock compensation expense of $0.2 million and $0.7 million related to performance-based restricted stock awards for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, there was $1.2 million in unrecognized non-cash compensation costs related to performance-based restricted stock awards expected to vest. We expect to recognize those costs over 1.2 years. Non-cash compensation costs are expensed over the period for which performance was measured.

The aggregate fair value of the performance-based awards granted during the three and nine months ended September 30, 2024 was $1.9 million. No performance-based awards vested during the three and nine months ended September 30, 2024.

No performance-based restricted stock awards were granted or vested during the three and nine months ended September 30, 2023.
Market-based restricted stock
The following is a summary of market-based restricted stock activity under our stock option plan for the nine months ended September 30, 2024 and the status of market-based restricted stock outstanding as of September 30, 2024:

	Nine Months Ended September 30, 2024
	Shares	Wtd. Avg. Grant
Outstanding as of beginning of period	509,166	$26.50
Granted	299,565	27.12
Vested	(300,529)	27.97
Non-vested as of September 30, 2024	508,202	$25.70
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
We recognized stock compensation expense of $1.3 million and $3.7 million related to market-based restricted stock awards for the three and nine months ended September 30, 2024, respectively, and $1.6 million and $4.9 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there was $4.4 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1.1 years.
The aggregate fair value of the market-based awards granted was zero and $6.3 million during the three and nine months ended September 30, 2024, respectively, and zero and $6.5 million during the three and nine months ended September 30, 2023, respectively. The aggregate fair value of the market-based awards that vested was zero and $5.1 million during the three and nine months ended September 30, 2024, respectively, and zero and $0.7 million during the three and nine months ended September 30, 2023, respectively.
Total stock compensation expense
Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, with awards generally vesting over a 4-year period, and forfeitures recognized as incurred. We recorded total stock compensation expense for the three and nine months ended September 30, 2024 and 2023, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Cost of revenue	$826	$1,031	$2,482	$2,991
General and administrative costs	2,873	3,349	8,648	9,497
Sales and marketing costs	1,001	1,920	2,909	3,575
Research and development costs	624	1,684	1,983	3,652
Total	$5,324	$7,984	$16,022	$19,715
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
The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. Income tax expense of $0.1 million for the nine months ended September 30, 2024 resulted in an effective income tax rate of negative 0.7%. Included in the $0.1 million of tax expense was discrete tax expense of $1.2 million related to stock compensation, which was offset by a change in the valuation allowance.
The Company’s projected effective income tax rate for the year ending December 31, 2024 excluding the impact, if any, of discrete items is negative 0.7%, which is lower than the U.S. federal statutory rate of 21% primarily due to the increase in the valuation allowance on deferred tax assets and non-deductible executive compensation offset by state tax benefits and research tax credits.
Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. In determining the need for a valuation allowance, the Company’s management evaluates all available positive and negative evidence to determine if it is more likely than not that its deferred tax assets are realizable. As of September 30, 2024, the Company continues to provide a full valuation allowance against its deferred tax assets as the realization of such assets is not considered to be more likely than not at this time. If the Company's conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record a substantial tax benefit in its Condensed Consolidated Statements of Operations when that occurs.
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
The following table presents computations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and earnings per share data)	2024	2023	2024	2023
Basic earnings (loss) per common share
Numerator:
Net loss from continuing operations	$(1,703)	$(15,804)	$(13,061)	$(30,043)
Net loss from continuing operations allocated to common shareholders	(1,703)	(15,804)	(13,061)	(30,043)

Denominator:
Weighted-average common shares issued and outstanding	46,175,345	43,570,438	45,871,715	43,348,412
Basic and diluted loss from continuing operations per common share	$(0.04)	$(0.36)	$(0.28)	$(0.69)
The following table sets forth the number of weighted-average shares of common stock excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options and restricted stock awards	3,939,417	2,636,283	3,774,697	3,007,126
Total	3,939,417	2,636,283	3,774,697	3,007,126
18.    Employee benefit plan
The Company sponsors 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $0.2 million and $0.7 million in contributions to this plan for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the Company made $0.2 million and $0.7 million, respectively, in contributions to this plan.

19.    Subsequent events
The Company has evaluated events subsequent to September 30, 2024 through the date of this filing to assess the need for potential recognition or disclosure.
Stock Purchase Agreement for SciSafe Divestiture
On November 12, 2024, the Company entered into a Stock Purchase Agreement, by and among the Company, Subzero Purchaser Corp., a Delaware corporation, SciSafe, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of the Company, and SciSafe, Inc., a New Jersey corporation and an indirect wholly owned subsidiary of the Company, for the sale by Seller of all of the issued and outstanding shares of common stock of SciSafe to Buyer for an aggregate purchase price of $73.0 million (subject to adjustment as set forth in the Purchase Agreement) (the “Transaction”). Following the execution of the Purchase Agreement, the Transaction was consummated on November 12, 2024 (the “Closing Date”). We anticipate the divestiture to qualify and be presented as Discontinued Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.
The Purchase Agreement contains customary representations, warranties, covenants and indemnities of the parties thereto, including customary covenants that prevent the Company from competing with SciSafe, soliciting its employees or interfering with its business relationships for five years after the Closing Date. In connection with the closing of the Transaction, the Company was required to repay approximately $0.9 million of outstanding indebtedness of SciSafe, estimates to incur approximately $1.8 million in fees to be paid for legal and other transaction services, and estimates to incur approximately $0.4 million in severance costs. The Company also paid the former stockholders of SciSafe approximately $3.3 million in cash to waive all rights with respect to certain potential earn-out payments that would have otherwise accelerated and become due in connection with the Transaction pursuant to the purchase agreement by which the Company acquired SciSafe in October 2020. Finally, the Company expects to recognize approximately $4.0 million in stock compensation expense in connection with the acceleration of unvested shares for all former employees of the Company that remained with SciSafe upon the closing of the Transaction.
In addition, upon the closing of the Transaction, the Company and SciSafe entered into a transition services agreement, pursuant to which the Company will provide certain transition services to SciSafe for up to six months following the Closing Date.

The Company expects to recognize a gain on the Transaction of approximately $39.6 million before $11.1 million of goodwill allocation.
The Company’s estimates are subject to a number of assumptions, and actual results may differ.
Consent and Third Amendment to Loan and Security Agreement with Silicon Valley Bank
November 11, 2024, the Company entered into a Consent and Third Amendment to Loan and Security Agreement, by and among Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Bank”), the Company, SAVSU Technologies, Inc., a Delaware corporation (“SAVSU”), Arctic Solutions, Inc., a Delaware corporation doing business as Custom Biogenic Systems (“Arctic”), SciSafe Holdings, Inc., a Delaware corporation (“SciSafe Parent”), and Sexton Biotechnologies, Inc., a Delaware corporation (“Sexton,” and together with the Company, SAVSU, Arctic and SciSafe Parent, “Borrower”). Pursuant to the Amendment and subject to the conditions set forth therein, Bank consented to the Transaction as required pursuant to the Loan and Security Agreement, dated September 20, 2022, by and among Bank and Borrower, as amended by that certain Waiver and First Amendment to Loan and Security Agreement, dated February 26, 2024, and that certain Consent and Second Amendment to Loan and Security Agreement, dated April 17, 2024 (the “Loan Agreement”). In addition, effective as of the closing of the Transaction, the Amendment amended the Loan Agreement to provide for a non-refundable termination fee in the amount of $750,000 payable by Borrower to Bank in the event that the Loan Agreement is terminated prior to the Term Loan Maturity Date (as defined in the Loan Agreement) for any reason. The Amendment also made certain other ministerial changes to the Loan Agreement, contains customary representations and warranties of Borrower and provides for a release of Bank by Borrower for any claims existing or arising through the date of the Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
As announced during the second quarter of 2023, the Company has continued to actively seek the divestiture of its CBS business and anticipates Discontinued Operations treatment upon the closure of a deal.

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
We are a life sciences company that develops, manufactures and supplies bioproduction tools and services which are designed to improve quality and de-risk biologic manufacturing, storage, distribution, and transportation in the cell and gene therapy industry. Our products are used in basic and applied research and commercial manufacturing of biologic-based therapies. Customers use our products to maintain the health and function of biologic material during sourcing, manufacturing, storage, and distribution.
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
On November 12, 2024, the Company the Company entered into a Stock Purchase Agreement, by and among the Company, Subzero Purchaser Corp., a Delaware corporation, SciSafe, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of the Company, and SciSafe, Inc., a New Jersey corporation and an indirect wholly owned subsidiary of the Company, for the sale by Seller of all of the issued and outstanding shares of common stock of SciSafe to Buyer. The divestiture of SciSafe was considered a subsequent event to the financial results presented as of September 30, 2024. SciSafe is therefore presented as a part of our continuing operations as of the three and nine months ended September 30, 2024. For additional information on the divestiture of SciSafe, see Note 19: Subsequent events, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our products
Our bioproduction tools and services are composed of two revenue lines that contain seven main offerings:
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
Revenues
Total revenue for three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Product revenue
Cell processing	$19,030	$13,338	$5,692	43%	$53,154	$51,004	$2,150	4%
Biostorage services	543	365	$178	49%	970	1,099	$(129)	(12)%
Freezer and thaw	3,884	3,434	$450	13%	10,500	11,341	$(841)	(7)%
Service revenue
Biostorage services	4,526	4,186	$340	8%	13,708	12,166	$1,542	13%
Freezer and thaw	134	191	$(57)	(30)%	465	407	$58	14%
Rental revenue
Biostorage services	2,454	2,059	$395	19%	6,881	5,975	$906	15%
Total revenue	$30,571	$23,573	$6,998	30%	$85,678	$81,992	$3,686	4%
Product revenue
Product revenue was $23.5 million for the three months ended September 30, 2024, representing an increase of $6.3 million, or 37%, compared with the same period in 2023 and was $64.6 million for the nine months ended September 30, 2024, representing an increase of $1.2 million, or 2%, compared with the same period in 2023. The increase in product revenues for the three and nine months ended September 30, 2024 is largely driven by an increase in customer demand for our cell processing products compared to the prior year. During the third and fourth quarters of 2023, we experienced a decrease in our revenues from our customers destocking inventory levels in addition to decreases in broader biotech funding that we did not experience during the current period.

Product revenue: Cell processing
Product revenue from our cell processing products increased by $5.7 million and $2.2 million, or by 43% and 4%, during the three and nine months ended September 30, 2024, respectively, compared with the same period in 2023. The increase in revenue from cell processing products is driven by an overall market improvement compared to the prior year when our customers reduced safety stock levels in addition to the broader biotech industry experiencing decreases in funding.
Product revenue: Biostorage services
Product revenue from our biostorage services increased by $0.2 million, or 49%, and decreased $0.1 million, or or 12%, in the three and nine months ended September 30, 2024, respectively, compared with the same period in 2023. The increase in the three months ended September 30, 2024 is primarily due to new customer acquisitions and increased demand from existing customers. The decrease in the nine month period relates to lower volumes of consumable products sold from our evo product line.
Product revenue: Freezer and thaw
Product revenue from our freezer and thaw products increased by $0.5 million, or 13%, during the three months ended September 30, 2024 and decreased by $0.8 million, or 7%, in the nine months ended September 30, 2024, compared with the same period in 2023. The increase in the three months ended period was primarily driven by an increase in customer demand for our ThawSTAR product line compared to the prior year. The decrease in the nine months ended can be attributed to lower overall sales of our freezer products in the first half of 2024 compared to the prior year.
Service revenue
Service revenue was $4.7 million and $14.2 million for the three and nine months ended September 30, 2024, respectively, representing an increase of $0.3 million and $1.6 million, or 6% and 13%, compared with the same period in 2023. The increase in the three and nine month periods relates primarily to the expansion of service revenue generated by SciSafe storage services.
Rental revenue
Rental revenue was $2.5 million and $6.9 million for the three and nine months ended September 30, 2024, respectively, representing an increase of $0.4 million, or 19%, and $0.9 million, or 15%, compared with the same periods in 2023. The increase is associated with an increased demand from existing customers.
Costs and operating expenses
Total costs and operating expenses for three and nine months ended September 30, 2024 and 2023 were composed of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of product, rental, and service revenue	$14,276	$11,578	$2,698	23%	$40,278	$44,989	$(4,711)	(10)%
General and administrative	11,351	10,813	$538	5%	33,953	37,568	$(3,615)	(10)%
Sales and marketing	3,543	4,876	$(1,333)	(27)%	10,401	12,731	$(2,330)	(18)%
Research and development	2,050	3,739	$(1,689)	(45)%	6,827	10,772	$(3,945)	(37)%
Asset impairment charges	—	8,310	$(8,310)	(100)%	—	8,310	$(8,310)	(100)%
Intangible asset amortization	910	1,312	$(402)	(31)%	2,734	4,135	$(1,401)	(34)%
Change in fair value of contingent consideration	—	(1,580)	$1,580	NM	—	(1,778)	$1,778	NM
Total operating expenses	$32,130	$39,048	$(6,918)	(18)%	$94,193	$116,727	$(22,534)	(19)%
Cost of product, rental, and service revenue
Cost of revenue increased $2.7 million, or 23%, for the three months ended September 30, 2024 and decreased $4.7 million, or 10%, for the nine months ended September 30, 2024, compared to the same periods in 2023. The increase during the three months ended September 30, 2024 is due primarily to increases in sales across multiple product lines compared to the same period in the prior year. The decrease in cost of revenue during the nine months ended September 30, 2024 can be attributed to decreases in personnel expenses, a more favorable product mix, and increased operational efficiencies.
Cost of revenue inclusive of intangible amortization related to acquired technology was 49% as a percentage of revenue for both the three and nine months ended September 30, 2024, compared to 52% and 58% as a percentage of revenue for the three and nine months ended September 30, 2023, respectively. The decrease in cost of revenue inclusive of intangible amortization related to acquired technology as a percentage of sales for the three and nine months ended September 30, 2024 is a result of increased utilization at our biorepository facilities, operational efficiencies, and a more favorable product mix in our biopreservation media product line, in addition to decreases in personnel expenses, including stock-based compensation expenses.
General and administrative expenses
General and administrative (“G&A”) expense consists primarily of personnel-related expenses, stock-based compensation, professional fees, such as accounting and consulting fees, and corporate insurance.
G&A expenses for the three months ended September 30, 2024 increased $0.5 million, or 5%, and decreased $3.6 million, or 10%, during the nine months ended September 30, 2024. The increase for the three months ended September 30, 2024 consists primarily of an increase in lease expenses and legal fees compared to the same period in the prior year. The decrease in G&A expenses during the nine months ended September 30, 2024 is primarily due to decreases in consultation service fees, a decrease in severance expenses, and a decrease in headcount resulting in decreased salary and stock-based compensation.
Sales and marketing expenses
Sales and marketing expense (“S&M”) consists primarily of personnel-related costs, stock-based compensation, consulting, advertising, and travel expense.
S&M expense for the three and nine months ended September 30, 2024 decreased $1.3 million and $2.3 million, or 27% and 18%, respectively, compared with the same periods in 2023. The decrease is primarily due to a decrease in headcount compared to the prior year.
Research and development expenses
Research and development (“R&D”) expense consists primarily of personnel-related costs, consulting, research supplies, and milestone expenses related to third party research agreements.
R&D expense for the three and nine months ended September 30, 2024 decreased $1.7 million and $3.9 million, or 45% and 37%, respectively, compared with the same periods in 2023. The decrease is primarily due to a decrease in headcount compared to the prior year, and lower research milestone payments in relation to our investment in PanTHERA.
Intangible asset amortization expense
Intangible asset amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions of Astero, SAVSU, CBS, SciSafe, and Sexton in which we acquired definite-lived intangible assets. Decreases in our intangible asset amortization expenses for the three and nine months ended September 30, 2024 can be attributed to the write-off of intangible assets related to CBS during the third quarter of 2023.
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

Other expense
Total other income and expenses for the three and nine months ended September 30, 2024 and 2023 were composed of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Change in fair value of equity investments	$—	$—	$—	NM	$(4,074)	$—	$(4,074)	NM
Gain on settlement of Global Cooling escrow	$—	$—	$—	NM	$—	$5,115	$(5,115)	NM
Interest expense, net	$(267)	$(449)	$182	41%	$(796)	$(1,216)	$420	35%
Other income	95	235	$(140)	(60)%	417	1,002	$(585)	(58)%
Total other (expense) income, net	$(172)	$(214)	$42	20%	$(4,453)	$4,901	$(9,354)	(191)%
Change in fair value of equity investments. Reflects the change in fair value of our equity investments. During the second quarter of 2024, the Company determined that the fair value of its equity interest in iVexSol was less than its carrying amount, and no longer recoverable. The equity investment was fully impaired as a result of the analysis. For further details, see Note 5: Investments in Part I, Item 1 of this Form 10-Q.
Gain on settlement of Global Cooling escrow. Reflects the non-cash gain associated with our settlement of the GCI General Escrow during the second quarter of 2023 upon indemnification of shares within the escrow.
Interest expense, net
Interest expense, net incurred during the three and nine months ended September 30, 2024 related primarily to the Term Loan (as defined in Note 13: Long-term debt, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) obtained in September 2022, financed insurance premiums, and indirect tax liabilities. We also earn interest on cash held in our money market account. Decreases in interest expense, net during the three and nine months ended September 30, 2024 can be attributed to the increases in interest income from our available-for-sale securities compared to the same period in 2023.
Liquidity and capital resources
On September 30, 2024 and December 31, 2023, we had $39.3 million and $50.2 million in cash, cash equivalents, and available-for-sale securities, respectively, in our continuing operations.
On April 17, 2024, the Company consummated the Global Cooling Divestiture. The Company provided $6.7 million in cash funding to effectuate the transaction and paid $0.6 million to the brokers, attorneys, and other external parties. In addition, the Company recognized $6.1 million in cash expenditures from operations during the three months ended September 30, 2024 to meet certain post-closing requirements, costs to sell Global Cooling, the assumption of certain liabilities and debt, and severance expenses related to the RIF implemented on the business of Global Cooling, which reduced the Company’s workforce by 47 employees. For additional information on the details of the Transaction and its related costs, see Item I, Note 3: Discontinued operations to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
On November 12, 2024, the Company consummated the SciSafe Divestiture. In connection with the closing of the Transaction, the Company was required to repay approximately $0.9 million of outstanding indebtedness of SciSafe, estimates to incur approximately $1.8 million in fees to be paid for legal and other transaction services, and estimates to incur approximately $0.4 million in severance costs. The Company also paid the former stockholders of SciSafe approximately $3.3 million in cash to waive all rights with respect to certain potential earn-out payments and expects to recognize approximately $4.0 million in stock compensation expense in connection with the acceleration of unvested shares for all former employees of the Company that remained with SciSafe upon the closing of the Transaction. For additional information on the divestiture of SciSafe, see Note 19: Subsequent events, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Cash flows

	Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change
Operating activities	$6,786	$(14,809)	$21,595
Investing activities	(15,337)	13,880	$(29,217)
Financing activities	(2,697)	$750	$(3,447)
Net decrease in cash and cash equivalents	$(11,248)	$(179)	$(11,069)
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $6.8 million during the nine months ended September 30, 2024 compared to $14.8 million used in operating activities during the nine months ended September 30, 2023. The increase in cash provided by operating activities was primarily due to a decrease in operating losses compared to the prior year in addition to the timing of collection and disbursement of working capital related items in accounts receivable, inventories, prepaid expenses, and accrued expenses.
Net cash (used in) provided by investing activities
Net cash used by investing activities totaled $15.3 million during the nine months ended September 30, 2024 compared to $13.9 million provided by investing activities for the nine months ended September 30, 2023. The increase in cash used by investing activities was primarily driven by the $13.0 million in payments made on the divestiture of Global Cooling in addition to a decrease of $20.5 million in purchases, proceeds, and maturities of our investments in available-for-sale marketable securities compared to the prior year. This was offset by a decrease of $4.4 million in capital expenditures compared to the prior year.
Net cash (used in) provided by financing activities
Net cash used by financing activities totaled $2.7 million during the nine months ended September 30, 2024, compared to $0.8 million provided by financing activities during the nine months ended September 30, 2023. The increase in cash used by financing activities was primarily the result of increases in payments on the Company's Term Loan compared to the prior year.
Contractual obligations
Our material cash requirements include contractual and other obligations which we previously disclosed within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Other than the contractual obligation listed below, there have been no significant changes to these obligations in the three months ended September 30, 2024.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of September 30, 2024, our total short-term obligations were $4.2 million.

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
Foreign currency exchange risk
For a discussion of market risks related to foreign currency exchange rates, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. During the nine months ended September 30, 2024, there were no material changes or developments that would materially alter the market risk assessment of our exposures to foreign currency exchange rates performed as of December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
During the nine months ended September 30, 2024, there were no material changes to the risk factors described in Part I, Item 1A of our Annual Report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION
None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws of BioLife Solutions, Inc. (included as Exhibit 3.1 to the current report on Form 8-K filed with the SEC on November 12, 2024)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Company specifically incorporates the foregoing information into those documents by reference.

**	In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Date: November 12, 2024	/s/ Troy Wichterman
Troy Wichterman
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)