Form 10-K
period 2024-12-31
BIOLIFE SOLUTIONS INC
filed 2025-03-03
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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

Large accelerated filer  ☑    Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐   Emerging Growth Company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No ☑
As of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity (based on closing price on June 28, 2024 of $21.43 per share) held by non-affiliates was approximately $784 million.
As of February 24, 2025, 47.0 million shares of the registrant’s common stock were outstanding.

References throughout this Form 10-K to “BioLife Solutions, Inc.”, “BioLife”, “we”, “us”, “our”, or the “Company” refer to BioLife Solutions, Inc. and its subsidiaries, taken as a whole, unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K” or “Annual Report”) contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report, other than statements of historical facts, including, without limitation, statements regarding our strategy, future operations, future operating expenses, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward‑looking statements. The forward-looking statements in this Annual Report do not constitute guarantees of future performance, and actual results could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “contemplate,” “estimate,” “project,” “forecast,” “would,” “may,” “should,” “will,” “could,” “can,” “potential,” “possible,” “proposed,” “plan,” “develop,” “opportunity,” “intend,” “initiative,” “target,” “maintain,” “continue,” “strive,” “progress,” “aim,” or similar expressions.

The forward-looking statements in this Annual Report include, but are not limited to, statements about:

•the development, production and commercialization of our products and our ability to maintain reliable, high-quality products;
•our ability to compete effectively against current technologies and develop and market products that are competitive in the continually changing technological landscape;
•the ability of our customers to integrate our products into their bioproduction workflow process for cell and gene therapies;
•our ability to successfully increase our customer’s product yield and efficacy;
•the determination that our products are not subject to FDA or other regulatory approvals and the possibility that we could be subject to regulatory approvals in the future;
•the potential utility of and market for our products and services;
•our ability to implement our business strategy and anticipated business and operations (including with respect to acquired businesses);
•our future financial and operational performance;
•our ability to protect our proprietary position and the validity and enforceability of our patents and trade secrets;
•our anticipated future growth strategy;
•the expected benefits and other statements relating to our divestitures and acquisitions, capital requirements, intellectual property, suppliers, joint venture partners, future financial and operating results;
•our ability to protect our information systems and networks and the proprietary and confidential information in our possession;
•the impact of adverse changes in economic, political and market conditions in the areas that we serve, the U.S. and globally, including but not limited to, disruption in our supply chain, inflation in pricing for key materials or labor, the imposition of trade tariffs or other adverse changes resulting from epidemics, pandemics, and outbreaks of contagious diseases, natural disasters, economic or political instability, terrorist attacks and wars, including the ongoing war in Ukraine and the Israel-Hamas war, or other adverse widespread developments;
•interest rates and interest rate fluctuations and their potential impact on the general economy and our profitability;
•potential adverse impacts of climate change and increasingly stringent environmental laws, rules and regulations, and customer expectations and other environmental liabilities;
•legislative, regulatory and tax law and/or policy developments;
•declines in revenue relative to historical levels that we are unable to offset;
•our ability to effectively manage our operations, operating expenses, capital expenditures, debt service requirements and cash paid for income taxes and liquidity; and
•the availability and terms of any capital financing agreements.

We intend that such forward-looking statements be subject to the safe harbors for such statements. These forward-looking statements are based on the current beliefs and expectations of our management and speak only as of the date of this Annual Report or, in the case of documents referred to or incorporated by reference, the date of those documents. You should not place undue reliance on these forward-looking statements, which are subject to significant known and unknown risks, uncertainties and other factors, which are in some cases, beyond our control and which could materially affect results. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that might cause actual results and our current expectations and projections to differ materially include, among other things, those discussed under the section titled “Risk Factors,” as well as those discussed elsewhere in the Annual Report.

We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as may be required by law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A Risk Factors in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•If our products or the products of our competitors do not perform as expected or the reliability of the technology on which our products are based is questioned, we could experience lost revenue, delayed or reduced market acceptance of our products, increased costs, and damage to our reputation.
•We operate in a highly competitive industry and if we cannot compete effectively, our business, financial condition and operating results could be materially and adversely affected.
•Despite our increasingly diversified customer base, we depend on a limited number of customers and products in a limited number of market sectors. If we lose any of these large customers or if there are disruptions in the sales of these products, our net product revenue and operating results could decline significantly.
•We expect our operating results to fluctuate significantly from period to period.
•If intangible assets and goodwill become impaired, we may have to take significant charges against earnings.
•We depend on outside suppliers for all our manufacturing supplies, parts and components.
•Our success will depend on our ability to attract and retain key personnel.
•Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.
•Difficulties in manufacturing could have an adverse effect upon our expenses and our product revenues.
•While we are not currently subject to FDA or other regulatory approvals, if our products become subject to regulatory requirements, the manufacture and sale of our products may be delayed or prevented, or we may become subject to increased expenses.
•We and our customers are subject to various international governmental regulations. Compliance with or changes in such regulations may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.
•Healthcare reform measures could adversely affect our business and financial results.
•Insurance coverage is increasingly difficult to obtain or maintain.
•We are and may become the subject of various claims, litigation or investigations which could have a material adverse effect on our business, financial condition, or results of operations or the price of our common stock.
•Our business and operations could be negatively affected by securities litigation or stockholder activism, which could impact the trading price and volatility of our common stock and may constrain capital deployment opportunities and adversely impact our ability to expand our business.
•Our acquisitions expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.
•Our proprietary rights may not adequately protect our technologies and products.
•Expiration of our patents may subject us to increased competition and reduce our opportunity to generate product revenue.
•We may not be able to protect our intellectual property rights throughout the world.
•We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and we may be unable to protect our rights to, or use of, our technology.
•Even if we are granted a patent, in certain circumstances we may be unable protect our rights to, or use of, our technology.
•We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.
•Our inability to protect our information systems and networks and the proprietary and confidential information in our possession from continually evolving cybersecurity risks or other technological risks, including as a result of breaches of our associated third parties' information technology systems, could materially adversely impact our business, financial condition and results of operations, in addition to our reputation and relationships with our employees, customers, suppliers and business partners.

•Our stock price and volume may be volatile, and purchasers of our securities could incur substantial losses.
•A significant percentage of our outstanding common stock is held by one stockholder, and this stockholder therefore has significant influence on us and our corporate actions.
•We have not paid dividends on our common stock in the past and do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.
•Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
•Our Amended and Restated Bylaws designate the Court of Chancery of the State of Delaware and U.S. federal district courts as the exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which limits our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or other employees.
•We have identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we are unable to develop and maintain an effective system of internal control over financial reporting or disclosure controls and procedures, we may not be able to accurately and timely report financial results or prevent fraud, and our ability to meet our reporting obligations and the trading price of our common stock could be negatively affected.
•Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and it is possible that certain transactions or a combination of certain transactions may result in material additional limitations on our ability to use our net operating loss and tax credit carryforwards.
•Public health crises have adversely affected, and could in the future adversely affect, our business, financial condition. results of operations and cash flows.
•Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products, which could negatively affect our operations and performance.
•Global climate change and related legal and regulatory developments could negatively affect our business, financial condition and results of operations.
•Tariffs and other trade policies could have a substantial impact on our business.

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
Overview
We are a life sciences company that develops, manufactures, and markets bioproduction products and services which are designed to improve quality and de-risk biologic manufacturing, distribution, and transportation in the cell and gene therapy ("CGT") industry. Our products are used in basic and applied research and commercial manufacturing of biologic-based therapies. Customers use our products to maintain the health and function of biologic material during sourcing, manufacturing, and distribution.
We currently operate as one bioproduction products and services business which supports several steps in the biologic material manufacturing and delivery process. We have a diversified portfolio of tools and services that focuses on biopreservation, cell processing, cold chain management tools, and thawing of biologic materials. We have in-house expertise in cryobiology and the broader CGT workflow, and continue to evaluate opportunities to maximize the value of our product platforms for our extensive customer base through organic growth innovations, partnerships, and acquisitions.
Our products
Our bioproduction products and services are comprised of two revenue lines that contain four main offerings:
•Cell processing
◦Biopreservation media
◦Human platelet lysate media (“hPL”), cryogenic vials, and automated cell-processing fill machines
•Evo and ThawSTAR devices
◦Cloud-connected “smart” shipping containers
◦Automated thawing devices
On April 17, 2024, the Company sold all of the issued and outstanding shares of common stock of Global Cooling, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Global Cooling”), to GCI Holdings Company, LLC, an Ohio limited liability company (“GCI Holdings”) pursuant to a Stock Purchase Agreement, dated April 17, 2024 (the “Global Cooling Purchase Agreement”), by and between the Company and GCI Holdings (the “Global Cooling Divestiture”). Upon the execution of the Global Cooling Purchase Agreement, the Global Cooling business is presented in the accompanying Consolidated Financial Statements as a discontinued operation for all periods presented.
On November 12, 2024, the Company entered into a Stock Purchase Agreement (the “SciSafe Purchase Agreement”), by and among the Company, Subzero Purchaser Corp., a Delaware corporation (“SciSafe Buyer”), SciSafe, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of the Company (“Seller”), and SciSafe, Inc., a New Jersey corporation and an indirect wholly owned subsidiary of the Company (“SciSafe”), for the sale by Seller of all of the issued and outstanding shares of common stock (the “SciSafe Shares”) of SciSafe to SciSafe Buyer. Upon the execution of the SciSafe Purchase Agreement, the SciSafe business is presented in the accompanying Consolidated Financial Statements as a discontinued operation for all periods presented.
On November 14, 2024, the Company entered into a Stock Purchase Agreement (the “CBS Purchase Agreement”), by and among the Company, Standex International Corporation, a Delaware corporation (“CBS Buyer”), and Arctic Solutions, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (doing business as Custom Biogenic Systems, or “CBS”), for the sale by the Company of all of the issued and outstanding shares of common stock (the “CBS Shares”) of CBS to CBS Buyer (the “CBS Transaction”). Upon the execution of the CBS Purchase Agreement, the CBS business is presented in the accompanying Consolidated Financial Statements as a discontinued operation for all periods presented.
The Company is presenting Global Cooling, SciSafe, and CBS within this Annual Report as discontinued operations for all periods presented within the Consolidated Balance Sheets and Consolidated Statements of Operations. The Consolidated

Statements Of Comprehensive Loss, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages, and disclosures for all periods presented in this Annual Report reflect only the continuing operations of the Company unless otherwise noted. See Note 3: Discontinued operations within the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further details regarding the divestitures described above.
Cell processing
Biopreservation media

Our proprietary biopreservation media products, HypoThermosol® FRS and CryoStor® Freeze Media, are formulated to mitigate preservation-induced, delayed-onset cell damage and death which result when cells and tissues are subjected to reduced temperatures. Our technology can provide our CGT customers with significant shelf-life extension of biologic source material and final cell products, and can also greatly improve post-preservation cell and tissue viability and function. Our biopreservation media are serum-free, protein-free, fully defined, and manufactured under current Good Manufacturing Practices ("cGMP"). We strive to source wherever possible the highest available grade, Multi-compendial raw materials. Our US FDA Type II Master File applicable to our biopreservation products has been cross referenced over 750 times by our customers, and we believe our cell processing products are utilized in several hundred active clinical trials worldwide.
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
Human platelet lysate media, cryogenic vials and automated cell-processing fill machines
Our bioproduction products portfolio includes human platelet lysates for cell expansion, which reduces risk and improves downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal® closed system vials that are purpose-built rigid containers used in CGT that can be filled manually or with high throughput systems, CryoCase™ cryo-compatible transparent rigid containers designed for closed-system fill and retrieval, and automated cell processing machines that bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination.
Evo and Thaw devices
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
Our market opportunity
The CGT market has been rapidly expanding, treating diseases once thought incurable. According to the Alliance for Regenerative Medicine (“ARM”), “2025 State of the Industry Briefing” there were over 1,900 ongoing clinical trials utilizing regenerative medicine at year-end 2024 in addition to nine FDA approved CGT therapies, with continued growth in CGT development companies throughout 2024. ARM also reported there was approximately $15.2 billion invested in the regenerative medicine market in 2024, with an expectation of continued regulatory approvals for cell and gene therapies during 2025.

The technologies developed within the CGT market change the ways physicians treat patients. The manufacturing, distribution and the delivery process of these therapies is significantly different from many other types of treatments. We believe we are well positioned to address many of the unique manufacturing challenges in the process of delivering cell and gene therapies.
The bioproduction process
Our various products and services currently integrate into several steps in our customers’ bioproduction workflow process for cell and gene therapies. See the diagram below for an illustration of this process and our product roles. We offer products that integrate into the critical steps of preservation, thawing, and transportable storage under controlled conditions.
Complementary products portfolio
Expanding Participation in Customers’ Workflow

Biolife Solutions®
1
Source Collection & Cell Expansion
Biopreservation Media
Human Platelet Lysates
Monitored Shipped
2
Manufacturing & Storage
Biopreservation Media
Storage Containers
Cell Processing
Monitored Shipped
3
Last Mile
Biopreservation Media
Thawing

Our strategy
We are focused on the development, production, and commercialization of differentiated, best-in-class products and services that facilitate the manufacturing and delivery of cell and gene therapies and biologic materials. Our products are designed to increase our customers’ product yield and efficacy. We are committed to supporting our customers with strong customer service and applications expertise.
We leverage our numerous relationships with leading cell and gene therapy companies that use our offering of bioproduction products and services to cross-sell other parts of the portfolio. Over the last several years, we have built a strong reputation as a trusted supplier of critical tools used in cell and gene therapy and biopharma manufacturing. We believe that our relationships and reputation could enable us to drive further incremental revenue growth through the sale of additional products and services to a captive customer base. Our products are designed to increase our customers’ product yield and functionality while reducing their risk, and we are committed to supporting our customers with strong service in addition to scientific and technical expertise in the applications of our products.
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
Our products are also marketed and distributed by STEMCELL Technologies, VWR, and other regional distributors under non-exclusive agreements. In 2024, 2023, and 2022, sales to third-party distributors accounted for 35%, 44%, and 42% of our revenue, respectively.
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Years Ended December 31,
Revenue by customers’ geographic locations(1)	2024	2023	2022
United States	75%	82%	82%
Europe, Middle East, Africa (EMEA)	19%	12%	12%
Other	6%	6%	6%
Total revenue	100%	100%	100%
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
Thaw systems – Our ThawSTAR automated, water-free thawing products are produced by a CMO based in the United States. We believe this CMO has the skills, experience and capacity needed to meet our quality standards and demand expectations for the product line. We estimate that it would take up to six months to find and qualify an alternative CMO. To date, we have not experienced significant difficulties in obtaining our automated thaw products from our CMO.
Monitored shipping – Production of our evo cold chain management hardware products is performed by external CMOs and by personnel in our Bruce Township, Michigan facility. Our QMS in Bruce Township is certified to the ISO 9001:2015 standard.
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
To assist customers with their regulatory applications, we maintain Type II Master Files at the FDA for CryoStor, HypoThermosol FRS, BloodStor 27, Stemulate, nLiven PR, T-Liven PR, CellSeal Closed System Cryogenic Vials, CryoCase cryo-compatible transparent rigid containers, and our Cell Thawing Media products, which provide the FDA with information regarding our manufacturing facility and process, our quality system, stability and safety, and any additional testing that has been performed. Customers engaged in clinical and commercial applications may notify the FDA of their intention to use our products in their product development and manufacturing process by requesting a cross-reference to our master files.
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

	Issued Patents	Patents Applied For	Registered Trademarks
Cell processing	57	32	41
Evo and thaw	40	79	11
Total	97	111	52
Competition
Our bioproduction products and services compete on the basis of value proposition, performance, quality, cost effectiveness, and application suitability with numerous established technologies. Additional products using new technologies that may be competitive with our products may also be introduced. Many of the companies selling or developing competitive products have greater financial and human resources, R&D, manufacturing, and marketing experience than we do. They may undertake their own development of products that are substantially similar to or compete with our products, and they may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may also prove to be more successful in their production, marketing and commercialization activities. We cannot be certain that the research, development, and commercialization efforts of our competitors will not render any of our existing or potential products obsolete.
Human capital
We view our team members as the key to our success. As of December 31, 2024, we had 159 full-time team members and no part-time team members. Our Company culture encourages strong team collaboration and an emphasis on participation in challenging tasks that expand our team's skill sets. We believe in an open-door policy at all levels of the organization and establish Company-wide quarterly townhall meetings to foster a collaborative, connected environment in which anyone can contribute to our success. Our human capital strategy revolves around retaining top talent and maintaining high engagement across our Company. We consider relations with our team members to be good and welcome feedback from all levels of the Company on how to make improvements in our business processes and Company culture.
Team Member Engagement
We value a high level of engagement from our team members. We endeavor to foster a culture of mutual respect and ensure that team members feel valued. We compete for local talent with companies that are both in our market and within proximity to our primary office locations, as well as for our remote workforce within our industry and across other industries. We offer a hybrid work model that enables our team members to work remotely and on-location as their responsibilities allow, and we support team events to build internal collaboration and engagement. We support our team members’ participation in Company social events to build community engagement and foster a sense of responsibility to the communities in which we work.
Compensation and Benefits
We view our compensation and benefits practices as critical to our recruitment, retention, and engagement efforts. We prioritize competitive health benefits for our team members and employ a pay-for-performance compensation model, paying at or above market rates for our positions. We also offer incentive programs for certain employees focused on incentivizing and retaining talent that include stock grants and bonus incentives and provide a generous paid time off program including additional holidays granted throughout the year.
Training and Development
We have a strong belief in promotion from within our Company and provide training and development opportunities to support our talented professionals in their career growth. We offer internal training, peer-to-peer learning opportunities, and mentorship of our team members.
Health and Safety
We provide a safe and healthy work environment that encourages team members to speak up and identify potential safety hazards. We conduct employee ergonomics assessments specifically in our manufacturing processes to limit and eliminate potential injuries from repetitive movements. We provide training for specific safety requirements and modify processes as needed to assure that our team members’ health and safety is a part of every aspect of our business. We provide appropriate personal protective equipment and training for the use of that equipment for safe use.
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
Risks related to our business and operations

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
The life sciences industry is highly competitive and subject to rapid technological change. We anticipate that we will continue to face increased competition as existing companies may choose to develop new or improved products and as new companies enter the market with new technologies, any of which could compete with our products or even render our products obsolete. While there are technological and marketing barriers to entry, we cannot guarantee that these barriers will be sufficient to defend our market share against current and future competitors.
Many of our competitors are significantly larger than us and have greater financial, technical, research, marketing, sales, distribution and other resources than us and may have longer operating histories. These companies may develop technologies that are superior alternatives to our products or may be more effective at commercializing and marketing their technologies. There may also be other companies which are currently developing competitive products and services, or which may in the future develop technologies and products that are comparable, superior or less costly than our own. We may need to improve our existing technologies or develop new technologies for our products to remain competitive. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape. Our competitors may succeed in developing or marketing technologies and products that are more effective or commercially attractive than any that are being developed or marketed by us, or may succeed in obtaining regulatory approval, or introducing or commercializing any such products, prior to us. Such developments could have a material adverse effect on our business, financial condition and results of operations. Also, even if we can compete successfully, we may not continue do so in a profitable manner.

Despite our increasingly diversified customer base, we depend on a limited number of customers and products in a limited number of market sectors. If we lose any of these large customers or if there are disruptions in the sales of these products, our net product revenue and operating results could decline significantly.
During the years ended December 31, 2024, 2023, and 2022, we derived approximately 28%, 25%, and 32% of our revenue from two customers, respectively. In the years ended December 31, 2024, 2023, and 2022, we derived approximately 73%, 73%, and 77% of our revenue from CryoStor products, respectively. Our principal customers may vary from period to period and such customers may not continue to purchase products from us at current levels or at all. Further, the inability of some of our customers to consummate anticipated purchases of our products due to changes in end-

user demand, and other unpredictable factors that may affect customer ordering patterns could lead to significant reductions in net product revenue which could harm our business.

We expect our operating results to fluctuate significantly from period to period.
Our revenue, operating margins and other operating results have varied significantly in the past and may continue to fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include, but are not limited to, changes in the timing and terms of product orders and service contracts by our customers as a result of our customer concentration or otherwise, changes in the demand for the mix of products and services that we offer, the timing and market acceptance of our new product and service introductions, delays or problems in the planned introduction of new products or services, or in the performance of any such products following delivery to customers or the quality of such services, new products, services or technological innovations by our competitors, and potential supply chain issues, which can, among other things, render our products and services less competitive due to the rapid technological changes in the markets in which we provide products and services, impact our ability to reduce our costs in response to decreased demand for our products and services, impact our ability to accurately estimate customer demand, including the accuracy of demand forecasts used by us, create disruptions in our manufacturing process or in the supply of components to us, and lead to write-offs for excess or obsolete inventory, competitive pricing pressures, and increased investment into our infrastructure to support our growth, including capital equipment, research and development, as well as selling and marketing initiatives to support continuous product and services innovation, technological capability enhancements and sales efforts, among other factors described elsewhere in this Annual Report. If our quarterly operating results fail to meet expectations of investors or research analysts, the price of our common stock may decline.

If intangible assets and goodwill become impaired, we may have to take significant charges against earnings.
As of December 31, 2024 the net carrying value of our goodwill and other intangible assets totaled $221.9 million. We periodically review our goodwill and the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. These events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, advances in technology and competition. Any reduction or impairment of value of intangible assets and goodwill will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

We depend on outside suppliers for all our manufacturing supplies, parts and components.
We rely on outside suppliers, including several single-source suppliers, for all our manufacturing supplies, parts and components. Our ability to negotiate favorable terms with those suppliers may be limited, and if those suppliers experience operational, financial, quality, or regulatory difficulties, or if those suppliers and/or their facilities refuse to supply us or cease operations temporarily or permanently, or if those suppliers take unreasonable business positions, we could be forced to cease product manufacturing until the suppliers resume operations, until alternative suppliers could be identified and qualified, or permanently if the suppliers do not resume operations and no alternative suppliers could be identified and qualified. We cannot assure you that, in the future, our current or alternative sources for manufacturing supplies will be able to meet all our demands on a timely basis. Unavailability of necessary components could require us to re-engineer our products to accommodate available substitutions, which could increase costs to us and/or have a material adverse effect on manufacturing schedules, products performance and market acceptance. We might not be able to find a sufficient alternative supplier in a reasonable amount of time, or on commercially reasonable terms, if at all. If we fail to obtain an alternative supplier for the components of our products, our operations could be disrupted.
In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products.

Our success will depend on our ability to attract and retain key personnel.
Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The continuing service of our executive management team and other key management positions, together with our ability to attract and retain such management personnel, is critical to our ability to implement our business strategy. There is substantial competition to attract such key management personnel and the loss of one or more of these individuals could have a material adverse effect on our business and operating results.
In addition, a critical factor to our business is our ability to attract and retain essential engineering, scientific, sales and management personnel. Our future success depends to a significant degree upon the continued services of key scientific and technical personnel. We are continually at risk of losing such personnel or being unable to hire additional engineering, scientific, sales and management personnel. If we fail to attract and retain such personnel, our sales efforts will be hindered and we will not be able to achieve our growth objectives.

Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.
Our business exposes us to potential product liability risks that are inherent in designing, manufacturing, and marketing our products. In particular, we are a supplier of bioproduction products to the cell and gene therapy industry. Our products are used in basic and applied research, and commercial manufacturing of biologic-based therapies and must meet stringent requirements. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new equipment or versions are released. Customers use our products to maintain the health and function of biologic material during sourcing, manufacturing, storage, and distribution of cells and tissues, and component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products we manufacture or sell could result in an unsafe condition or injury.
As a result, we face an inherent risk of damage to our reputation if one or more of our products are, or are alleged to be, defective. We may be exposed to risks from product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. The outcome of litigation, particularly any class-action lawsuits, is difficult to quantify. Plaintiffs often seek recovery of very large or indeterminate amounts, including punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time and the cost to defend against any such litigation, whether or not we are found liable, may be significant. Accordingly, we could experience product liability losses in the future and incur significant costs to defend these claims. While we maintain product liability insurance coverage, which we deem to be adequate based on historical experience, we cannot assure you that coverage will be available for such risks in the future or that, if available, it would prove sufficient to cover potential claims or that the present amount of insurance can be maintained in force at an acceptable cost to us.
In addition, if any of our products are, or are alleged to be, defective, we may voluntarily participate, or be required by applicable regulators, to participate in a recall of that product if the defect or the alleged defect relates to safety. We cannot assure you that we will be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result. In the event of a recall, we may experience lost sales and be exposed to individual or class-action litigation claims and reputational risk. Product liability, warranty and recall costs may have a material adverse effect on our business, financial condition and results of operations.

Difficulties in manufacturing could have an adverse effect upon our expenses and our product revenues.
We currently manufacture all of our biopreservation media products and other related components. We currently outsource the manufacturing of certain thaw products, and certain cold chain products. Manufacturing our products is difficult and complex. To support our current and prospective clinical customers, we and our outsources manufacturers comply with, and intend to continue to comply with, cGMP in the manufacture of our products. Our ability to adequately manufacture and supply our products in a timely matter is dependent on the uninterrupted and efficient operation of our facilities and those of third parties manufacturing certain of our products or producing raw materials and supplies upon which we rely in our manufacturing. Manufacturing our products may be impacted by:

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
•labor strikes; and
•global viruses, pandemics and epidemics.
If efficient manufacturing and supply of our products is interrupted, we may experience delayed shipments or supply constraints. If we are at any time unable to provide an uninterrupted supply of our products to customers, our customers may be unable to supply their end-products incorporating our products to their patients and other customers, which could materially and adversely affect our product revenue and results of operations. In addition, if we are unable to procure a component from one of our outside manufacturers, we may be required to enter into arrangements with one or more alternative manufacturing companies, which may cause delays in producing components or result in significant increase in expenses.

While we are not currently subject to FDA or other regulatory approvals, if our products become subject to regulatory requirements, the manufacture and sale of our products may be delayed or prevented, or we may become subject to increased expenses.
While none of our products are subject to FDA regulation, we comply with cGMP requirements and other relevant quality standards to support our current and prospective clinical customers. However, we cannot assure you that our products will not be subject to FDA regulation in the future, and we may develop products in the future that subject us to regulation by the FDA and similar foreign regulatory agencies. The regulations enforced by the FDA and similar foreign regulatory agencies govern a wide variety of product-related activities, including the research, development, testing, manufacture, quality control, approval, clearance, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, post-approval monitoring and reporting, pricing, and export and import of pharmaceutical products. If we or any of our customers, suppliers or distributors fail to comply with applicable regulatory requirements, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products and services. Any such FDA or other foreign regulatory agency actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations.

We and our customers are subject to various international governmental regulations. Compliance with or changes in such regulations may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.
We and our customers are subject to various significant international, federal, state and local regulations, including but not limited to regulations in the areas of health and safety, employment, labor and immigration, import/export controls, trade restrictions and anti-competition. In addition, as an international organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal, or sensitive data in the course of our business. The EU’s General Data Protection Regulation, or GDPR, which became effective in May 2018, applies to our activities related to products and services that we offer to EU customers and workers. The GDPR established new requirements regarding the handling of personal data and includes significant penalties for non-compliance. Other governmental authorities around the world have passed or are considering similar types of legislative and regulatory proposals concerning data protection. Each of these privacy, security and data protection laws and regulations could impose significant limitations and increase our cost of providing our products and services where we process end user personal data and could harm our results of operations and expose us to significant fines, penalties and other damages. We must also comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, anti-competition regulations and sanctions imposed by the U.S. Office of Foreign Assets Control and other similar laws and regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy any violations of these regulations.

Any failure by us to comply with applicable government regulations could also result in the cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations.

Healthcare reform measures could adversely affect our business and financial results.
In response to perceived increases in healthcare costs in recent years, the efforts of governmental and third-party payors to contain or reduce the costs of healthcare and, more generally, to reform the U.S. healthcare system may adversely affect the business and financial condition of pharmaceutical and biotechnology companies, including ours. Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably, including by limiting the prices we are able to charge for our products, the amounts of reimbursement available for our products or the acceptance and availability of our products. Efforts by governments and other third-party payors to contain or reduce the costs of healthcare through various means may limit our commercial opportunities and adversely affect our operating results and result in a decrease in the price of our common stock or limit our ability to raise capital. We anticipate additional uncertainty as debates about healthcare and public health continue.

Insurance coverage is increasingly difficult to obtain or maintain.
While we currently maintain product liability insurance, directors’ and officers’ liability insurance, general liability insurance, and other types of insurance, first- and third-party insurance is increasingly more difficult to obtain and maintain and has become more costly and narrower in scope, and we may be required to assume more risk in the future. We cannot predict the magnitude of potential liabilities and claims that may be made against us which could exceed the limits of these policies. Additionally, our insurance coverage may not protect us against all liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any first- or third-party claims made on our insurance policies may impact our future ability to obtain or maintain product liability insurance coverage at reasonable costs, if at all.

We are and may become the subject of various claims, litigation or investigations which could have a material adverse effect on our business, financial condition, or results of operations or the price of our common stock.
We are and may become subject to various claims, including “whistleblower” complaints, litigation or investigations, including commercial disputes and employee claims, and from time to time may be involved in governmental or regulatory investigations or similar matters. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation, distract our management and have an adverse impact on our relationship with our existing or prospective clients, distribution partners and other third-parties and could lead to additional related claims. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, financial condition, or results of operations or the price of our common stock.

Our business and operations could be negatively affected by securities litigation or stockholder activism, which could impact the trading price and volatility of our common stock and may constrain capital deployment opportunities and adversely impact our ability to expand our business.
Our business and operations could be negatively affected if we become subject to any securities litigation or from continued stockholder activism, which could cause us to incur significant expenses, hinder the execution of our business and growth strategy, constrain our capital deployment opportunities, and impact the price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which can take many forms or arise in a variety of situations, has been increasing recently. Volatility in the price of our common stock, our cash balance, our financial performance or other reasons may cause us to become the target of securities litigation or continue to be the target of stockholder activism.
Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of director’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, the price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism. In addition, stockholder activism may constrain our capital deployment opportunities and may limit the types of investments that are available to us.

Risks related to our acquisition strategy

Our acquisitions expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.
From time to time, potential acquisition opportunities may become available to us, and we may periodically engage in discussions or negotiations relating to potential acquisitions, including acquisitions that may be material in size or scope to our business. As a part of our growth strategy, we have made, and may continue to make, selected acquisitions of other companies and technologies and continue to evaluate expansion through acquisitions of other companies or technologies, which may carry numerous risks and operational, financial, and managerial challenges, including, but not limited to, the following, any of which could adversely affect our business, financial condition, or results of operations:

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
•the potential loss of key strategic partners of acquired companies;
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
Additionally, the successful integration of acquired businesses requires significant efforts and expense across all operational areas, including sales and marketing, research and development, manufacturing, finance, legal, and information technologies. Acquisitions and strategic investments and alliances may require us to integrate and collaborate with a different company culture, management team, business model, business infrastructure and sales and distribution methodology, and assimilate and retain geographically dispersed, decentralized operations and personnel. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including introducing new or modified products and meeting revenue targets as expected, the retention of key employees and key customers, increased exposure to certain governmental regulations and compliance requirements and increased costs and use of resources. The integration of acquired businesses is also likely to result in our systems and internal controls becoming increasingly complex and more difficult to manage. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. We are unable to guarantee the success of any acquisitions that we complete and such acquisitions may not be, or remain, profitable. Our failure to successfully address the foregoing integration risks may prevent us from achieving the anticipated benefits from any acquisition in a reasonable time frame, or at all.
Even if we are able to successfully integrate acquired businesses, we may not be able to realize the revenue and other synergies and growth that we anticipated from the acquisition in the time frame that we expected, and the costs of achieving these benefits may be higher than what we expected. As a result, the acquisition and integration of acquired businesses may not contribute to our earnings as expected and we may not achieve the other anticipated strategic and financial benefits of such transactions.

Risks related to our intellectual property and cyber security

Our proprietary rights may not adequately protect our technologies and products.
Our technology is critical to the implementation of our business plan, and we are dependent on our patent rights and other intellectual property rights to maintain our competitive position. Our policy is to seek to protect our proprietary position and our commercial success will depend on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and products in the United States and other countries. We will be able to protect our proprietary rights from unauthorized use by third-parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as trade secrets.
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
We cannot predict the extent to which we might be required to seek licenses or alter our products or services so that they no longer infringe the rights of others. We also cannot guarantee that licenses will be available or the terms of any licenses we may be required to obtain will be reasonable. Similarly, changing our products, services or processes to avoid infringing the rights of others may be costly or impractical and could detract from the value of our products and services. If a judgment of infringement were obtained against us, we could be required to pay substantial damages and a court could issue an order preventing us from selling one or more of our products or offering certain of our services. Further, the cost and diversion of management attention brought about by such litigation could be substantial, even if we were to prevail. Any of these events could result in significant expense to us and may materially harm our business and our prospects.

Even if we are granted a patent, in certain circumstances we may be unable protect our rights to, or use of, our technology.
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

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.
We employ individuals who previously worked with other companies, including our competitors or potential competitors. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information, including trade secrets or other proprietary information, of former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. We may not be successful in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Any litigation or the threat thereof may adversely affect our ability to hire employees and we may lose valuable intellectual property rights if we fail in defending any such claims. A loss of key personnel or their work product could diminish or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

Our inability to protect our information systems and networks and the proprietary and confidential information in our possession from continually evolving cybersecurity risks or other technological risks, including as a result of breaches of our associated third parties' information technology systems, could materially adversely impact our business, financial condition and results of operations, in addition to our reputation and relationships with our employees, customers, suppliers and business partners.
In conducting our business, we collect, process, transmit and store sensitive, proprietary and confidential information about our employees, customers, vendors, and other parties, including business and personal information, which may be entitled to protection under a number of regulatory regimes. This information may, include, but is not limited to, account access credentials, credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses and other types of sensitive business or personal information. Some of this information is also processed and stored by our third-party service providers to whom we outsource certain functions and other agents, including our customers, which we refer to collectively as our associated third parties.
Although we take the security of our network systems and information seriously, there can be no assurance that the security measures we and our associated third parties employ will effectively prevent unauthorized persons from obtaining unauthorized access to our systems and information due to the evolving nature and intensity of cyberattacks and threats to data security, in light of new and sophisticated tools and methods used by criminals and cyberterrorists to penetrate and compromise systems, including computer viruses, malware, ransomware, phishing, misrepresentation, social engineering and forgery, which make it increasingly challenging to anticipate, harder to detect, and more difficult to adequately mitigate these risks. Additionally, threats to our systems and our associated third parties’ systems can derive and have derived from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure, including as a result of natural disasters, power failures or other events beyond our control. While we have cyber security insurance, we may incur significant costs in the event of a successful cyber incident against us or in responding to and recovering from a cyber incident that are not covered by, or exceed the limits of, such insurance. Additionally, the cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats.
The frequency, intensity, and sophistication of cyberattacks and data security incidents has significantly increased in recent years and is constant. We are continually subject to cyberattacks and the risk of data security incidents, some of which have been successful. Such incidents include malicious third party attempts to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures in order to gain unauthorized access to our networks and systems or those of our associated third parties. Such access has led and could lead in the future to the compromise of sensitive, business, personal or confidential information or instructions to transfer funds by us or customers to unauthorized recipients. In the third quarter during the year ended December 31, 2022, we experienced an immaterial security breach that successfully redirected payments from our customers to unauthorized bank accounts. As a result, we proactively employ multiple methods at different layers of our systems to defend our systems against intrusion and attack and to protect the data we collect. These measures have been breached in the past, and we cannot be certain that they will be successful and sufficient to counter current and emerging technology threats that are designed to breach our systems in order to gain access to confidential information. Further, while we select our associated third parties carefully, and we seek to ensure that our customers adequately protect their systems and data, we do not control their actions and are not able to oversee their processes. Any problems experienced by our associated third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyber-attacks and security breaches, could adversely affect our ability to conduct our business and our financial condition.
The protection and security of our network systems and our own information, as well as information relating to our employees, customers, suppliers, business partners and others, is vitally important to us. Any failure of us or our associated third parties to maintain the security of our network systems and the proprietary, confidential, and personal data in our possession, including via the penetration of our network security and the misappropriation of proprietary, confidential and personal information, could result in costly investigations and remediation, business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, customers’, suppliers’ and business partners’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and results of operations.

Risks related to our common stock

Our stock price and volume may be volatile, and purchasers of our securities could incur substantial losses.
The trading price and volume of our common stock, traded on the NASDAQ Capital Market, or NASDAQ, has been highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of companies. These market fluctuations may also materially and adversely affect the market price of our common stock. For example, in the year ended December 31, 2024, the highest intra-day sale price of our common stock on NASDAQ was $28.88 per share and the lowest intra-day sale price of our common stock on NASDAQ was $14.50 per share. Our highest trading day volume was 1,692,900 shares traded and the lowest trading day volume was 106,600 shares traded. We may continue to incur substantial increases or decreases in our stock price and volume in the foreseeable future.
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
•Changes in our product offerings and business structure through acquisitions or divestitures, and public perception of our announced acquisitions and divestitures;
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
•General trends in the health care and biotechnology industries;
•Global viruses, epidemics, and pandemics; and
•Other factors outside of our control, including significant market fluctuations.
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
As of December 31, 2024, based on our review of public filings and our records, one of our existing stockholders, Casdin Capital, LLC owned 8,707,165 shares of our common stock, representing 18.6% of the issued and outstanding shares of common stock. Accordingly, this stockholder has had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all our assets, election of directors and other significant corporate actions. In addition, without the consent of this stockholder where a stockholder vote may be necessary, we could be prevented from entering into transactions that could be beneficial to us.

We have not paid dividends on our common stock in the past and do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.
We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors (the "Board"), subject to compliance with covenants in current and future agreements governing our indebtedness, and will depend on our results of operations, financial condition, capital requirements, contractual arrangements and other factors that our Board deems relevant. Our current policy is to retain all funds and earnings for use in the operation and expansion of our business.

Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may have the effect of delaying or preventing a change of control or changes in our management, including, among other things, provisions that:

•authorize our Board to issue, without further action by the stockholders, shares of preferred stock and to determine the price and other terms, including preferences and voting rights;
•restrict the ability of our stockholders to call a special meeting of stockholders except upon written request of the holders of 35% of the outstanding shares entitled to vote thereat;
•establish advance notice procedural mechanics and disclosure requirements applicable to stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings; and
•provide that any vacancies on our Board resulting from death, resignation, disqualification, removal or other cause or in increase in the authorized number of directors may be filled only by a majority of directors then in office, even though less than a quorum, or by the sole remaining director.
As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board has approved the transaction. Our Board could rely on Delaware law to prevent or delay an acquisition of us. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management.

Our Amended and Restated Bylaws designate the Court of Chancery of the State of Delaware and U.S. federal district courts as the exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which limits our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or other employees.
Our Amended and Restated Bylaws provide that, with certain limited exceptions, any:

•derivative action, suit or proceeding brought on our behalf;
•action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees to us or our stockholders;
•civil action to interpret, apply or enforce any provision of the General Corporation Law of the State of Delaware;
•civil action to interpret, apply, enforce or determine the validity of the provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws; or
•action asserting a claim governed by the internal affairs doctrine;
will be exclusively brought in the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction, the sole and exclusive forum for such action shall be another state or federal court located within the State of Delaware).
Furthermore, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.
The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or similar governing documents has been challenged in legal proceedings, and it is possible that a court could find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable, including with respect to claims arising under the U.S. federal securities laws.
This exclusive forum provision may limit the ability of a stockholder to commence litigation in a forum that the stockholder prefers, or may require a stockholder to incur additional costs in order to commence litigation in Delaware or

U.S. federal district court, each of which may discourage such lawsuits against us or our directors or officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations, and financial condition.

Risks related to accounting matters

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
As described in Item 9A — Controls and Procedures and elsewhere in this Form 10-K, Management identified material weaknesses in our internal control over financial reporting for the fiscal years ended December 31, 2024 and 2023. Effective internal control over financial reporting is necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We regularly review and update our system of internal control over financial reporting, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.
In the course of making our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, we identified one material weakness. The material weakness identified was in relation to not maintaining effective internal controls to verify that key inputs for our stock-based awards were entered correctly into the equity system early in 2024, which was attributable to an outdated internal policy with unclear guidance regarding appropriate inputs.
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
To address our material weaknesses, we have developed and begun to implement the remediation plans described in Item 9A — Controls and Procedures in this Form 10-K. However, elements of our remediation plans can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. Any failure to establish and maintain effective internal control over financial reporting and disclosure controls and procedures could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and The NASDAQ Stock Market LLC, we could face severe consequences from those authorities. In either case, it could result in a material adverse effect on our business or have a negative effect on the trading price of our common stock. Further, if we fail to remedy these deficiencies (or any other future deficiencies) or maintain the adequacy of our internal control over financial reporting and disclosure controls and procedures, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of our financial statements will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or disclosure controls and procedures.

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
Section 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by us. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term, tax-exempt rate and the value of our stock immediately before the ownership change. We may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability.

Risks related to disruptive events

Public health crises have adversely affected, and could in the future adversely affect, our business, financial condition. results of operations and cash flows.
We are subject to risks associated with public heath crises, including those related to pandemics and epidemics. The occurrence of such public health risks could materially affect our business, financial condition, results of operations and cash flows, including due to negative impacts to the global economy, disruptions to global supply chains and workforce participation, and volatility and disruption of financial markets. For example, the COVID-19 pandemic created significant volatility, uncertainty, and economic disruption, which had an adverse effect on our business operations, results of operations, cash flows and financial condition.
In particular, the financial or operational impacts as a result of public health crises have included, and may in the future include:

•The temporary closure of our manufacturing facilities and/or those of our outside manufacturers;
•Unavailability of supplies and other components for our products;
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
The extent to which public health crises, including health pandemics and epidemics and other outbreaks, impact our business operations, financial performance and results of operations remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the public health crisis, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, and the imposition of protective public safety measures. Additional future impacts on us may include material adverse effects on our manufacturing, supply chain and distribution channels, our ability to execute our strategic plans, and our profitability. The potential effects of public health crises may also impact and potentially heighten many of our other risk factors discussed in this “Risk Factors” section.

Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products, which could negatively affect our operations and performance.
We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, our employees, facilities, partners, suppliers, distributors or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers. A catastrophic event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

Global climate change and related legal and regulatory developments could negatively affect our business, financial condition and results of operations.
Climate change presents risks to us and to our customers, with the risks expected to increase over time. Our products and services are subject to and affected by environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our international operations. Future regulations or voluntary actions on our part in response to climate change could result in costly changes to our facilities to reduce carbon emissions and could increase energy costs as a result of switching to less carbon-intensive, but more expensive, sources of energy to operate our facilities and to transport and ship products and samples. There can be no assurance that climate change or environmental regulation and response will not have a negative competitive impact on our ability to provide our products or that economic returns will match the investments that we are making in the development of new products and services. We will likely face increasing complexity related to product design, the use of regulated materials, energy consumption and efficiency, and the reuse, recycling, or disposal of products and their components at end-of-use or useful life. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty regarding future incentives for energy-efficiency and costs of compliance, which may impact the demand for our products and services, our costs associated with providing our products and services, and our results of operations and financial condition. In addition, the potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperature averages or extremes. These impacts may also adversely affect our properties, our business, financial condition and results of operations.

Tariffs and other trade policies could have a substantial impact on our business.
Our business is dependent upon the availability of supplies for our products. U.S. relations with the rest of the world remains uncertain with respect to taxes, trade policies and tariffs, especially under an increasingly volatile political landscape within the U.S. and abroad. Changes in U.S. administrative policy may lead to significant increases in tariffs for imported goods among other possible changes. There have been significant tariffs imposed on imported goods within the U.S. and there are currently indications that future tariffs are likely to be imposed. The imposition of such tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States. Similarly, interest rates may continue to rise and create further uncertainty and volatility in the market which would negatively impact our business, financial condition and results of operations. In addition, the potential exists that other countries may impose retaliatory tariffs, which could adversely affect our sales to those countries.
These political and economic changes could have a material effect on global economic conditions and the stability of financial markets and could significantly reduce global trade. In addition to potential increases on tariffs, wars or conflicts could affect our ability to obtain raw materials. Ongoing and future conflicts and other geopolitical events may result in sanctions or other export controls imposed by the U.S. or United Nations.

As we increase sales in international markets, any such international instability and reduction in global trade could negatively impact our expansion plans and international sales. Such risks may also affect our customers’ budgets and their policies which may adversely affect our sales revenue.
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
ITEM 2.    PROPERTIES
Our material office and manufacturing leases are detailed below:

Location	Square Feet	Principal Use	Lease Expiration
Bothell, WA	75,168	Corporate headquarters, manufacturing, research and development, marketing, and administrative offices	July 2031
Woodinville, WA	13,578	Warehouse	January 2030
Albuquerque, NM	2,940	Research and development and administrative offices	April 2027
Indianapolis, IN	11,415	Manufacturing, research and development, and administrative offices	December 2026
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
Stockholders and dividends
As of February 24, 2025, there were approximately 221 holders of record of our common stock. We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be paid in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations. Any future determination as to the payment of dividends will be at the sole discretion of our Board and will depend on our financial condition, results of operations, capital requirements and other factors our Board deems relevant.
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
The following graph shows the cumulative total stockholder return on our common stock with the cumulative total return of the S&P Small Cap 600 Index and our peer group, assuming an initial investment of $100 on December 31, 2019 and the reinvestment of all dividends.

Comparison of 5 Years (12/31/2019 to 12/31/2024) Cumulative Total Return Among BioLife Solutions, the S&P Small Cap 600 Index, and the Peer Group Index
300
200
100
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
BLFS
S&P Small Cap 600
Peer Group

Issuer repurchases of equity securities
Not applicable.
ITEM 6.    RESERVED
Reserved.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
We are a life sciences company that develops, manufactures, and markets bioproduction products and services which are designed to improve quality and de-risk biologic manufacturing, distribution, and transportation in the cell and gene therapy industry. Our products are used in basic and applied research and commercial manufacturing of biologic-based therapies. Customers use our products to maintain the health and function of biologic material during sourcing, manufacturing, and distribution.

Our current portfolio of bioproduction products and services are comprised of two revenue lines that contain four main offerings: (i) cell processing (including biopreservation media for the preservation of cells and tissues, human platelet lysate media for the supplementation of cell expansion, cryogenic vials and automated fill machines that provide high-quality, efficient, and precise mixes of solutions) and (ii) Evo and ThawSTAR devices (including “smart”, cloud connected devices for transporting biologic payloads and automated thawing systems).
On April 17, 2024, the Company sold all of the issued and outstanding shares of common stock of Global Cooling to GCI Holdings pursuant to the Global Cooling Purchase Agreement. Upon the execution of the Global Cooling Purchase Agreement, the Global Cooling business is presented in the accompanying Consolidated Financial Statements as a discontinued operation for all periods presented. See Note 3: Discontinued operations within the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further details regarding the divestiture.
On November 12, 2024, the Company entered into the SciSafe Purchase Agreement with the Sci Safe Buyer for the sale by Seller of all of the issued and outstanding SciSafe Shares to SciSafe Buyer. Upon the execution of the SciSafe Purchase Agreement, the SciSafe business is presented in the accompanying Consolidated Financial Statements as a discontinued operation for all periods presented. See Note 3: Discontinued operations within the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further details regarding the divestiture.
On November 14, 2024, the Company entered into the CBS Purchase Agreement with CBS Buyer and CBS for the sale by the Company of all of the issued and outstanding CBS Shares to CBS Buyer. Upon the execution of the CBS Purchase Agreement, the CBS business is presented in the accompanying Consolidated Financial Statements as a discontinued operation for all periods presented. See Note 3: Discontinued operations within the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further details regarding the divestiture.
We currently operate as one bioproduction products and services business which supports several steps in the biologic material manufacturing and delivery process. We have a diversified portfolio of tools and services that focuses on biopreservation, cell processing, and thawing of biologic materials. We have in-house expertise in cryobiology and the broader CGT workflow, and continue to evaluate opportunities to maximize the value of our product platforms for our extensive customer base through organic growth innovations, partnerships, and acquisitions.
Segment reporting
Management views the Company's operations and makes decisions regarding how to allocate resources as one reportable segment and one reporting unit. For additional information on the Company's segment considerations, Note 16: Segment, customer, and geographic information within the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
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
The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of biopreservation media and ThawSTAR products. We recognize product revenue, including shipping and handling charges billed to customers, when we transfer control of our products to our customers. Shipping and handling costs are classified as part of cost of product revenue in the Consolidated Statement of Operations.
Service revenues are generated from various customer service agreements to provide warranty and other engineering services. We recognize service revenues over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component or variable consideration as of and during the years ended December 31, 2024, 2023, and 2022.
The Company also generates revenue from the leasing of our evo cold chain systems to customers pursuant to rental arrangements entered into with the customer. Revenue from these arrangements is not within the scope of FASB ASC Topic 606 as it is within the scope of FASB ASC Topic 842, Leases. All customers leasing shippers currently do so under rental arrangements for durations of one year or less, with each unit having the option to continue its rental arrangement on a month-to-month basis until returned to the Company beyond the initial rental period. We account for these rental transactions as operating leases and record rental revenue on a straight-line basis over the rental term.
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
Goodwill
We test goodwill for impairment on an annual basis, and between annual tests if events and circumstances indicate it is more likely than not that the fair value of our goodwill is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in the Company’s market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Goodwill is tested for impairment in the fourth quarter of each year, or more frequently as warranted by events or changes in circumstances mentioned above. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further quantitative testing would be necessary. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. The Company operates as one reporting unit as of the goodwill impairment measurement date in the fourth quarter of 2024.
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
During the year ended December 31, 2023, all contingent consideration liabilities were written off upon assessment of the probability we would achieve certain revenue targets for earnouts. For additional details on the factors considered in the write-off, see Note 4: Fair value measurement within the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
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
Provision for income taxes
The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss and its forecasted losses in the near-term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, Accounting for Income Taxes, the Company determined that the Company’s recorded deferred tax liabilities as of December 31, 2024 would be a sufficient source of taxable income to realize all of its deferred tax assets except for a portion of its net operating loss carryforwards. As a result, a full valuation allowance on its deferred tax assets was recorded as of December 31, 2024. The Company will continue to assess the realizability of its assets going forward and will adjust the valuation allowance as needed.
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
The Company applies judgment in the determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of December 31, 2024, the Company has an unrecognized tax benefit of $1.2 million related to tax attributes being carried forward. The Company is generally subject to examination by U.S. federal and local income tax authorities for all tax years in which loss carryforward is available.
As of December 31, 2024, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $165.2 million, which is available to reduce future taxable income. Approximately $38.7 million of NOL will expire from 2025 through 2037, and approximately $126.5 million of NOL will be carried forward indefinitely. The NOL carryforwards are subject to an annual limitation in the event of certain cumulative changes in the ownership interest. This limits the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years.
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
Revenue
Revenue for years ended December 31, 2024, 2023, and 2022 were comprised of the following:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(In thousands, except percentages)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Product revenue
Cell processing	$73,446	$65,772	$68,509	$7,674	12%	$(2,737)	(4%)
Evo and thaw	2,582	3,196	3,434	(614)	(19%)	(238)	(7%)
Service revenue
Evo and thaw	160	349	73	(189)	(54%)	276	378%
Rental revenue
Evo and thaw	6,066	6,538	4,223	(472)	(7%)	2,315	55%
Total revenue	$82,254	$75,855	$76,239	$6,399	8%	$(384)	(1%)
Product revenue
Total product revenue was $76.0 million for the year ended December 31, 2024, representing an increase of $7.1 million, or 10%, compared with the year ended December 31, 2023. The increase in product revenue was primarily driven by the $7.7 million, or 12%, increase in cell processing products from an increase in customer demand when compared to the prior year. During the third and fourth quarters of 2023, we experienced a decrease in our revenues from our customers destocking inventory levels in addition to decreases in broader biotech funding that we did not experience during the year ended December 31, 2024. The increase in product revenue for the year ended December 31, 2024 was partially offset by a decrease of $0.6 million, or 19% in product revenues from our Evo and thaw product line when compared with the year ended December 31, 2023. The decrease was primarily driven by lower volumes of consumable products sold from our evo product line.
Total product revenue was $69.0 million for the year ended December 31, 2023, representing a decrease of $2.7 million, or 4%, compared with the year ended December 31, 2022. The decrease in product revenue was primarily driven by the $2.7 million, or 4%, decrease in cell processing products due to the decrease in broader biotech funding that impacted this revenue stream during the second half of 2023.
Service revenue
Service revenues, which are primarily generated from various customer service agreements to provide warranty and other engineering services, were an immaterial portion of our total revenues earned in the years ended December 31, 2024, 2023, and 2022.
Rental revenue
Rental revenue was $6.1 million for the year ended December 31, 2024, representing a decrease of $0.5 million, or 7%, compared with the year ended December 31, 2023. The decrease in rental revenue can be attributed to a decrease in fleet size from our largest customer of evo products during the current year.
Rental revenue was $6.5 million for the year ended December 31, 2023, representing an increase of $2.3 million, or 55%, compared with the year ended December 31, 2022. The increase in rental revenue can be attributed to commercial expansions from our largest customers.
Costs and operating expenses
Total costs and operating expenses for years ended December 31, 2024, 2023, and 2022 were comprised of the following:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(In thousands, except percentages)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Cost of product, rental, and service revenue	$28,583	$29,922	$29,328	$(1,339)	(4%)	$594	2%
General and administrative	40,541	43,264	33,255	(2,723)	(6%)	10,009	30%
Sales and marketing	9,610	12,709	11,672	(3,099)	(24%)	1,037	9%
Research and development	7,912	12,073	8,671	(4,161)	(34%)	3,402	39%
Intangible asset amortization	2,737	3,520	3,990	(783)	(22%)	(470)	(12%)
Change in fair value of contingent consideration	—	(2,193)	(4,754)	2,193	100%	2,561	54%
Total operating expenses	$89,383	$99,295	$82,162	$(9,912)	(10%)	$17,133	21%
Cost of product, rental, and service revenue
In the year ended December 31, 2024, cost of product, rental, and service revenue decreased $1.3 million, or 4%, from the year ended December 31, 2023. This decrease can be attributed to a $1.6 million decrease in supply expenses, a more favorable product mix, and increased operational efficiencies. The decrease in cost of product, rental, and service revenue was offset by a $0.2 million increase in shipping expenses compared to the year ended December 31, 2023.
Cost of product, rental, and service revenue as a percentage of revenue, inclusive of intangible asset amortization, was 38% and 43% for the years ended December 31, 2024 and 2023, respectively. The decrease in cost of product, rental, and service revenues inclusive of intangible asset amortization as a percentage of revenue can be attributed to a more favorable product mix in our biopreservation media product line and a decrease in supply expenses.

Cost of product, rental, and service revenue as a percentage of revenue, inclusive of intangible asset amortization, was 38% for the year ended December 31, 2022. The increase in cost of product, rental, and service revenues inclusive of intangible asset amortization as a percentage of revenue for the year ended December 31, 2023 compared with the year ended December 31, 2022 can be attributed to unfavorable inventory adjustments of $1.8 million, partially offset by a decrease in material expenses from decreased revenues.
General and administrative
During the years ended December 31, 2024, 2023, and 2022, general and administrative (“G&A”) expense consisted primarily of personnel-related expenses, stock-based compensation, professional fees, such as accounting and consulting fees, and corporate insurance.
In the year ended December 31, 2024, G&A expenses decreased by $2.7 million, or 6%, compared with the year ended December 31, 2023. The decrease is primarily driven by a decrease of $1.4 million in severance expenses related to the departure of the former CEO in the prior year in addition to a decrease of $3.8 million in consulting expenses. The decreases in G&A expenses for the year ended December 31, 2024 were offset by a $1.6 million increase in bonus expenses and a $0.5 million increase in insurance expenses compared with the year ended December 31, 2023.
G&A expenses increased $10.0 million, or 30%, during the year ended December 31, 2023 compared with the year ended December 31, 2022. The increase was driven by higher costs related to the expansion of our corporate infrastructure, including an increased headcount resulting in a $1.2 million increase in salary expenses and a $1.9 million increase in stock compensation expenses. The departure of the former CEO during 2023 also increased severance expenses by $1.4 million. Finally, we also experienced increases in professional fees related to potential merger activities of $3.6 million and increases in accounting fees of $0.6 million.
Sales and marketing
During the years ended December 31, 2024, 2023, and 2022, sales and marketing expense (“S&M”) consisted primarily of personnel-related costs, consulting, trade shows, advertising, and travel expenses.
S&M expense decreased $3.1 million in the year ended December 31, 2024, or 24%, compared with the year ended December 31, 2023. The decrease is primarily due to decreases in personnel expenses, including stock-based compensation expenses of $1.8 million and $0.8 million in salaries from reduced headcount, and a $0.3 million decrease in consulting expenses.
S&M expense increased $1.0 million, or 9%, in the year ended December 31, 2023, compared with the year ended December 31, 2022. The increase is primarily due to an increase in personnel expenses, including stock-based compensation expenses, of $1.2 million.
Research and development
During the years ended December 31, 2024, 2023, and 2022, research and development (“R&D”) expense consisted primarily of personnel-related costs, consulting, research supplies, and milestone expenses related to third party research agreements.
R&D expense decreased $4.2 million in the year ended December 31, 2024, or 34%, compared with the year ended December 31, 2023. The decrease is primarily due to decreases in personnel expenses, including stock-based compensation expenses, of $2.4 million, a decrease of $0.9 million in salaries, and a decrease of $0.6 million in severance costs from reduced headcount compared to the prior fiscal year.
R&D expenses increased $3.4 million in the year ended December 31, 2023, or 39%, compared with the year ended December 31, 2022. The increase is primarily due to an increase in personnel expenses, including stock-based compensation expenses, of $2.2 million, increases in severance costs of $0.6 million, and a $0.4 million increase in research milestone payments in relation to our equity investment in iVexSol.
Intangible asset amortization expense
Amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions of Sexton, SAVSU Technologies, Inc. (“SAVSU”), and Astero in which we acquired definite-lived intangible assets.
Change in fair value of contingent consideration
Change in fair value of contingent consideration consists of changes in estimated fair value of our potential earnouts related to previous acquisitions. The benefit recognized in the year ended December 31, 2023 related primarily to changes in our estimated probability of achieving earnout targets set forth within the purchase agreements. The related liability was written off during the year ended December 31, 2023 due to target revenues not being met or probable to achieve in future periods.
Other income and expenses
Total other income and expenses for the years ended December 31, 2024, 2023, and 2022 were comprised of the following:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(In thousands, except percentages)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Interest expense, net	(719)	(1,449)	(284)	730	50%	(1,165)	(410)%
Other income	497	1,303	662	(806)	(62%)	641	97%
Change in fair value of investments	(4,074)	—	697	(4,074)	NM	(697)	(100)%
Gain on settlement of Global Cooling escrow	—	5,115	—	(5,115)	(100%)	5,115	100%
Total other (expense) income, net	$(4,296)	$4,969	$1,075	$(9,265)	(186)%	$3,894	362%
Interest expense, net.
Interest expense incurred in the year ended December 31, 2024 related primarily to the Term Loan (as defined in Note 13: Long-term debt within the Consolidated Financial Statements in Part II, Item 8 of this Annual Report), financed insurance premiums, and indirect tax liabilities. We also earn interest on cash held in our money market account and on our available-for-sale security investments. Decreases in interest expense, net during the year ended December 31, 2024 is attributed to the increases in interest income from our available-for-sale securities compared to the year ended December 31, 2023.
Change in fair value of investments.
Reflects fair value adjustments to our investment in iVexSol (as defined in Note 5: Investments within the Consolidated Financial Statements in Part II, Item 8 of this Annual Report). As of June 30, 2024, we determined that the fair value of its equity interest was less than its carrying amount, and no longer recoverable, triggering an impairment charge of $4.1 million, which represented the entirety of the value of the investment.
Gain on settlement of Global Cooling escrow.
Reflects the non-cash gain associated with our post-closing adjustments for indemnifications and negotiated terms in connection with our acquisition of Global Cooling in 2023, and subsequent release and cancellation of these shares of our common stock from the third-party escrow account established in connection with that transaction. For additional information, see Note 12 within the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Income Tax Benefit
Income tax benefit for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(In thousands, except percentages)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Income tax benefit	$38	$24	$5,236	$14	58%	$(5,212)	(100%)
Effective tax rate	—%	—%	108%
The income tax benefit recognized in the year ended December 31, 2024 primarily related to losses generated in 2024. Our effective tax rate for 2024 was lower than the U.S. statutory rate of 21% primarily due to the change in our valuation allowance.
Liquidity and capital resources
We believe our cash, cash equivalents, cash generated from operations, available-for-sale securities, and credit lines will satisfy, for at least the foreseeable future, our liquidity requirements, both globally and domestically, including the following: working capital needs, capital expenditures, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations.
Significant cash and non-cash expenses related to divestitures
On April 17, 2024, we consummated the Global Cooling Divestiture. In connection with the closing of the transaction, we provided $6.7 million in cash funding to effectuate the transaction and paid $0.6 million to the brokers, attorneys, and other external parties. In addition, we recognized $6.1 million in cash expenditures from operations during the third quarter of 2024 to meet certain post-closing requirements, costs to sell Global Cooling, the assumption of certain liabilities and debt, and severance expenses related to the Reduction in Force ("RIF") implemented on the business of Global Cooling, which reduced our workforce by 47 employees. For additional information on the details of this transaction, the RIF and its related costs, see Note 3: Discontinued operations within the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
On November 12, 2024, we consummated the SciSafe Divestiture. In connection with the closing of this transaction, we received net proceeds of $71.3 million. We also incurred additional expenses related to this transaction, including $0.5 million to the brokers, attorneys, and other external parties for legal and other transaction services, and incurred $0.4 million in severance costs. We also paid the former stockholders of SciSafe approximately $3.3 million in cash to waive all rights with respect to certain potential earn-out payments and recognized $4.0 million in stock compensation expense in connection with the acceleration of unvested shares for all of our former employees that remained with SciSafe upon the closing of this transaction. For additional information on the divestiture of SciSafe, see Note 3: Discontinued operations within the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
On November 14, 2024, we consummated the CBS Divestiture. In connection with the closing of the transaction, we received net proceeds of $3.4 million. We also incurred additional expenses related to the transaction, including $0.1 million to the brokers, attorneys, and other external parties for legal and other transaction services. We also recognized $2.0 million in stock compensation expense in connection with the acceleration of unvested shares for all former employees that remained with CBS upon the closing of this transaction. For additional information on the divestiture of CBS, see Note 3: Discontinued operations within the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
Change in cash, cash equivalents, and available-for-sale securities
On December 31, 2024, we had $109.2 million in cash, cash equivalents, and available-for-sale securities, compared to $44.7 million as of December 31, 2023, as follows:

	Year Ended December 31,			2024 vs. 2023
(In thousands, except percentages)	2024	2023	$ Change	% Change
Cash and cash equivalents	$95,386	$27,896	$67,490	242%
Available-for-sale securities	13,826	16,836	(3,010)	(18)%
Maturities in less than one year	9,198	16,288	(7,090)	(44)%
Maturities in greater than one year	4,628	548	$4,080	745%
Total cash, cash equivalents, and available-for-sale securities	$109,212	$44,732	$64,480	144%
The increase in cash and cash equivalents of $67.5 million as of December 31, 2024 as compared with the year ended December 31, 2023 is primarily due to the proceeds received from the disposals of SciSafe and CBS, which were $71.3 million and $3.4 million, respectively. This increase was partially offset by cash used in financing activities of $6.8 million.
Our available-for-sale securities consist of U.S. government securities, corporate debt securities, and other debt securities. Management classifies investments at the time of purchase and reevaluates such classification at each balance sheet date. The decrease in available-for-sale securities of $3.0 million primarily resulted from the sale of $3.5 million in available-for-sale security investments.
On October 19, 2023, we entered into a Securities Purchase Agreement with Casdin Partners Master Fund, L.P. ("Casdin") whereby we sold, and Casdin purchased, 927,165 shares of our common stock at a share price of $11.19 per share for an aggregate purchase price of $10.4 million.
Cash flows
We have elected to present the Consolidated Statements of Cash Flows on a consolidated basis rather than a continuing operations basis with effect to the divestitures of Global Cooling, SciSafe, and CBS. The discussions regarding changes in cash activity in this section are therefore reflective of consolidated results inclusive of operating results of the divested entities.

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(In thousands, except percentages)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Operating activities	$8,431	$(12,498)	$(8,488)	$20,929	167%	$(4,010)	(47%)
Investing activities	58,300	17,837	(58,117)	40,463	227%	75,954	131%
Financing activities	(6,783)	10,591	16,316	(17,374)	(164)%	(5,725)	(35)%
Net increase in cash and cash equivalents	$59,948	$15,930	$(50,289)	$44,018	276%	$66,219	132%
Operating activities
In the year ended December 31, 2024, our operating activities provided cash of $8.4 million, reflecting non-cash charges totaling $28.6 million primarily related to stock-based compensation, gain recognized on disposals of subsidiaries, depreciation, amortization, and changes in fair value of investments. Significant changes in operating assets and liabilities include an increase of accounts receivable of $2.9 million, an increase of prepaid expenses of $2.4 million, and a decrease in accrued expenses of $6.5 million.
In the year ended December 31, 2023, our operating activities used cash of $12.5 million reflecting a net loss of $68.0 million and non-cash charges totaling $55.5 million primarily related to stock-based compensation, impairment of assets, depreciation, amortization, changes in fair value of contingent consideration, gain on settlement of Global Cooling escrow, and non-cash lease charges. Significant changes in operating assets and liabilities include a decrease of accounts receivable of $15.3 million, an increase in inventory of $8.6 million, and a decrease in accounts payable of $8.4 million.

Investing activities
Our investing activities provided $58.3 million of cash in the year ended December 31, 2024. We had $73.4 million in proceeds from the divestitures of SciSafe and CBS, offset by cash payments of $13.0 million for the divestiture of Global Cooling. We additionally incurred $5.3 million in capital expenditures and purchases of assets held for rent to maintain and expand the Company's operations.
In the year ended December 31, 2023, investing activities provided $17.8 million of cash. We had $29.1 million in net proceeds of available-for-sale securities to fund capital projects and operations. Capital expenditures and purchases of assets held for rent to maintain and expand the Company's operations used $11.2 million.
Financing activities
In the year ended December 31, 2024, cash used by financing activities was $6.8 million. The use of cash in financing activities was primarily related to $9.0 million in payments on our Term Loan, equipment loans, and financed insurance premiums. This was offset by proceeds from financed insurance premiums of $2.1 million.
In the year ended December 31, 2023, cash provided by financing activities was $10.6 million. The increase in cash provided by financing activities compared to the prior year was primarily due to a private placement of $10.4 million and proceeds from financed insurance premiums of $2.6 million, offset by payments on financed insurance premiums of $2.4 million.
Contractual obligations
Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and the timing of tax and other payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors. Despite these uncertainties, we believe that our balances of cash, cash equivalents, and available-for-sale securities in addition to our cash flows from operations are adequate to meet our liquidity requirements in the foreseeable future.
The following summarizes certain of our contractual obligations as of December 31, 2024 and the effect such obligations are expected to have on our cash flows in the next fiscal year:
Long-term debt, including interest
These amounts represent expected cash payments, including principal and interest. Debt obligations are described in Note 13: Long-term debt of the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. As of December 31, 2024, our total obligations were $15.9 million, of which $10.9 million was short-term.
Lease obligations
We have various operating and financing lease agreements for office space, warehouses, manufacturing, research equipment, machinery, and production locations as well as vehicles and other equipment. Lease obligations are described in Note 7: Leases of the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. As of December 31, 2024, our total obligations were $14.2 million, of which $1.5 million was short-term.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. As of December 31, 2024, our total obligations were $3.7 million, of which $3.1 million was short-term.
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
Capital requirements
Our future capital requirements will depend on many factors, including the following:
•the expansion of our cell and gene therapy business
•the ability to sustain product revenue and profits of our cell and gene therapy products and services;
•the degree to which we implement additional automated production equipment throughout our facilities;
•our ability to acquire additional cell and gene therapy products and services;
•the scope of and progress made in our research and development activities; and
•the success of any proposed financing efforts.
Absent acquisitions of additional products, product candidates, or intellectual property, we believe our current cash, cash equivalents, and available-for-sale securities balances, in addition to our cash flows from operations, are adequate to meet our cash needs for the foreseeable future. We expect to incur continued spending related to our other existing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property and equipment, the acquisition of additional cell and gene therapy products and technologies, and continued investment in our intellectual property portfolio.
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
Risks and uncertainties
The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgment about the outcome of future events. The global business environment continues to be impacted by cost pressure, the overall effects of economic uncertainty on customers' purchasing patterns, increasing tariffs on U.S. imports, high interest rates, and other factors. It is not possible to accurately predict the future impact of such events and circumstances. Actual results could differ from our estimates.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange risk
The Company's sales are primarily denominated in the U.S. dollar. Accordingly, our sales are not generally impacted by foreign currency rate changes. Any transactions denominated in a foreign currency, which were immaterial during the year ended December 31, 2024, incur gains or losses from the remeasurement and settlement of the balances and are reported in the Other income line item on the Consolidated Statements of Operations. Fluctuations in foreign currency exchange rates have not had a material impact on our results of operations for the periods presented.

Interest rate risk
Our exposure to market risk for changes in interest rates relates primarily to our investments in available-for-sale securities and our long-term debt. We invest our excess cash in investment grade short to intermediate-term fixed income securities. These securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. Our long-term debt primarily bears interest at a fixed rate, with a variable component subject to an interest rate ceiling. Fluctuations in interest rates therefore do not materially impact our Consolidated Financial Statements from long-term debt. For additional information about our available-for-sale securities and long-term debt, see Notes 5: Investments and 13: Long-term debt to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
BioLife Solutions, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of BioLife Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2025 expressed an adverse opinion.
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
Consolidated Financial Statements - Impact of Internal Control over Financial Reporting
As described in Management’s Report on Internal Control Over Financial Reporting, a material weakness was identified as of December 31, 2024. The prevention, detection, and correction of material misstatements of the consolidated financial statements, is dependent, in part, on management (i) designing and maintaining an effective control environment, including maintaining sufficient resources within the accounting and financial reporting department to review complex financial reporting transactions; and updating and distributing accounting policies and procedures across the organization (ii) designing and implementing effective information and communication process to identify and assess the source of and controls necessary to ensure the reliability of information used in financial reporting and that communicates relevant information about roles and responsibilities for internal control over financial reporting and (iii) designing and implementing effective process-level control activities and general information technology controls related to financial reporting processes.
We identified the impact on our audit of the material weaknesses related to the control environment, risk management, and control activities that existed during part of the year and the current year material weakness that existed as of the end of the year, as a critical audit matter.

The principal consideration for our determination that the impact on our audit of the material weaknesses is a critical audit matter is that especially challenging auditor judgment was required in designing audit procedures and evaluating audit evidence due to the ineffective system of internal control over financial reporting, which affected substantially all consolidated financial statement account balances and disclosures for some or all of the audit period.
Our audit procedures related to the material weaknesses included the following, among others:
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
•We increased the extent of supervision over the execution of audit procedures

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2022.
Bellevue, Washington
March 3, 2025

BioLife Solutions, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except per share and share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$95,386	$27,896
Available-for-sale securities, current portion	9,198	16,288
Accounts receivable, trade, net of allowance for credit losses of $153 and $1,603 as of December 31, 2024 and December 31, 2023, respectively	9,168	7,898
Inventories	29,013	27,164
Prepaid expenses and other current assets	5,996	4,667
Current assets, discontinued operations	—	36,691
Total current assets	148,761	120,604

Assets held for rent, net	6,103	6,917
Property and equipment, net	6,084	5,689
Operating lease right-of-use assets, net	10,674	6,878
Long-term deposits and other assets	379	71
Available-for-sale securities, long term	4,628	548
Equity Investments	995	5,069
Intangible assets, net	9,559	11,996
Goodwill	212,304	212,304
Long-term assets, discontinued operations	—	42,638
Total assets	$399,487	$412,714

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,573	$2,270
Accrued expenses and other current liabilities	12,451	9,121
Sales taxes payable	4,256	4,400
Lease liabilities, operating, current portion	1,511	1,286
Debt, current portion	10,943	6,285
Current liabilities, discontinued operations	—	18,816
Total current liabilities	32,734	42,178

Lease liabilities, operating, long-term	12,723	8,695
Debt, long-term	4,997	17,561
Deferred tax liabilities	124	114
Long-term liabilities, discontinued operations	—	6,503
Total liabilities	50,578	75,051

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—

Common stock, $0.001 par value; 150,000,000 shares authorized, 46,906,765 and 45,167,225 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	47	45
Additional paid-in capital	683,939	652,880
Accumulated other comprehensive loss, net of taxes	24	(345)
Accumulated deficit	(335,101)	(314,917)
Total shareholders’ equity	348,909	337,663
Total liabilities and shareholders’ equity	$399,487	$412,714
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.
Consolidated Statements of Operations

	Years Ended December 31
(In thousands, except per share and share data)	2024	2023	2022

Product revenue	$76,028	$68,968	$71,943
Service revenue	160	349	73
Rental revenue	6,066	6,538	4,223
Total product, service, and rental revenue	82,254	75,855	76,239
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	24,502	26,557	24,970
Cost of service revenue (exclusive of intangible assets amortization)	52	—	—
Cost of rental revenue (exclusive of intangible assets amortization)	4,029	3,365	4,358
General and administrative	40,541	43,264	33,255
Sales and marketing	9,610	12,709	11,672
Research and development	7,912	12,073	8,671
Intangible asset amortization	2,737	3,520	3,990
Change in fair value of contingent consideration	—	(2,193)	(4,754)
Total operating expenses	89,383	99,295	82,162
Operating loss	(7,129)	(23,440)	(5,923)

Other (expense) income:
Interest expense, net	(719)	(1,449)	(284)
Other income	497	1,303	662
Change in fair value of investments	(4,074)	—	697
Gain on settlement of Global Cooling escrow	—	5,115	—
Total other (expense) income, net	(4,296)	4,969	1,075

(Loss) income from continuing operations before income tax benefit	(11,425)	(18,471)	(4,848)
Income tax benefit	38	24	5,236
(Loss) income from continuing operations	(11,387)	(18,447)	388

Discontinued operations:
Loss from discontinued operations before income tax expense	(8,665)	(49,362)	(139,979)
Income tax expense	(132)	(193)	(214)
Loss from discontinued operations	(8,797)	(49,555)	(140,193)

Net loss	$(20,184)	$(68,002)	$(139,805)

Loss per share - Basic:
Continuing operations	$(0.25)	$(0.42)	$0.01
Discontinued operations	$(0.19)	$(1.13)	$(3.30)
Net loss	$(0.44)	$(1.55)	$(3.29)
Loss per share - Diluted:
Continuing operations	$(0.25)	$(0.42)	$0.01
Discontinued operations	$(0.19)	$(1.13)	$(3.26)
Net loss	$(0.44)	$(1.55)	$(3.25)
Weighted average shares used to compute net loss per share attributable to common shareholders:
Basic	46,067,073	43,719,185	42,481,027
Diluted	46,067,073	43,719,185	43,073,473

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.
Consolidated Statements Of Comprehensive Loss

	Years Ended December 31
(In thousands)	2024	2023	2022

Net loss	$(20,184)	$(68,002)	$(139,805)

Other comprehensive (loss) income - foreign currency translation adjustment, net of tax	—	278	(347)
Unrealized (loss) gain on available-for-sale securities, net of tax	(18)	56	(50)

Comprehensive loss	$(20,202)	$(67,668)	$(140,202)
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.
Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2021	—	$—	41,817,503	$42	$585,397	$(282)	$(107,110)	$478,047
Stock issued as consideration for SciSafe earnout	—	—	64,130	—	817	—	—	817
Fees incurred for registration filings	—	—	—	—	(131)	—	—	(131)
Stock-based compensation	—	—	—	—	25,334	—	—	25,334
Stock option exercises	—	—	161,646	—	323	—	—	323
Stock issued – on vested RSAs	—	—	788,952	1	(1)	—	—	—
Other comprehensive loss	—	—	—	—	—	(397)	—	(397)
Net loss	—	—	—	—	—	—	(139,805)	(139,805)
Balance, December 31, 2022	—	—	42,832,231	43	611,739	(679)	(246,915)	364,188
Stock issued as consideration for SciSafe earnout	—	—	116,973	—	2,263	—	—	2,263
Fees incurred for registration filings	—	—	—	—	(132)	—	—	(132)
Stock-based compensation	—	—	—	—	33,245	—	—	33,245
Stock option exercises	—	—	239,043	—	507	—	—	507
Stock issued – on vested RSA units	—	—	1,267,837	1	(1)	—	—	—
Settlement of Global Cooling escrow	—	—	(216,024)	—	(5,115)	—	—	(5,115)
Common stock shares issued	—	—	927,165	1	10,374	—	—	10,375
Other comprehensive income	—	—	—	—	—	334	—	334
Net loss	—	—	—	—	—	—	(68,002)	(68,002)
Balance, December 31, 2023	—	—	45,167,225	45	652,880	(345)	(314,917)	337,663
Stock-based compensation	—	—	—	—	30,923	—	—	30,923
Stock option exercises	—	—	90,250	—	202	—	—	202
Stock issued – on vested RSA units	—	—	1,649,290	2	(66)	—	—	(64)
Other comprehensive (loss) income	—	—	—	—	—	369	—	369
Net loss	—	—	—	—	—	—	(20,184)	(20,184)
Balance, December 31, 2024	—	$—	46,906,765	$47	$683,939	$24	$(335,101)	$348,909
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

BioLife Solutions, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities
Net loss	$(20,184)	$(68,002)	$(139,805)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Impairment of intangible assets	—	5,758	110,364
Impairment of long-lived assets	—	9,727	—
Gain on settlement of Global Cooling escrow	—	(5,115)	—
Depreciation	5,160	7,114	6,775
Amortization of intangible assets	3,501	5,181	9,697
Amortization of loan costs	—	13	18
Stock-based compensation	30,923	33,245	25,334
Non-cash lease expense	424	404	3,486
Deferred income tax benefit	(64)	(62)	(5,238)
Change in fair value of contingent consideration	—	(2,193)	(4,754)
Change in fair value of investments	4,074	—	(697)
Accretion of investments	(474)	(1,262)	(447)
Loss on disposal of assets held for rent, net	567	594	773
Loss on disposal of property and equipment, net	154	633	745
Net gain on disposal of subsidiaries	(15,877)	—	—
Other	—	—	166

Change in operating assets and liabilities
Accounts receivable, trade, net	(2,899)	15,351	(10,753)
Inventories	781	(8,552)	(6,559)
Prepaid expenses and other current assets	(2,407)	137	26
Accounts payable	26	(8,425)	414
Accrued expenses and other current liabilities	6,485	2,002	1,787
Sales taxes payable	(973)	1,311	1,526
Warranty liability	(528)	(454)	(1,086)
Other	(258)	97	(260)
Net cash provided by (used in) operating activities	8,431	(12,498)	(8,488)

Cash flows from investing activities
Purchases of property and equipment	(3,227)	(6,381)	(10,385)
Purchases of assets held for rent	(2,068)	(4,856)	(3,536)
Proceeds from sale of available-for-sale securities	3,518	3,469	420
Maturities of available-for-sale securities	18,400	52,700	8,500
Investment in available-for-sale securities	(18,415)	(27,095)	(53,116)
Purchases of intangible assets	(300)	—	—
Proceeds from sale of SciSafe and CBS	73,431	—	—
Payments on divestiture of Global Cooling	(13,039)	—	—
Net cash provided by (used in) investing activities	58,300	17,837	(58,117)

Cash flows from financing activities
Proceeds from term loan	—	—	20,000
Payments on term loan	(5,000)	(300)	(1,666)
Payments on equipment loans	(1,608)	(198)	(498)
Issuance of common stock	—	10,244	—
Fees paid related to issuance of common stock	—	—	(131)
Proceeds from exercise of common stock options	202	507	323
Proceeds from financed insurance premium	2,094	2,639	—
Payments on financed insurance premium	(2,397)	(2,365)	(1,375)
Other	(74)	64	(337)
Net cash (used in) provided by financing activities	(6,783)	10,591	16,316

Net increase in cash and cash equivalents	59,948	15,930	(50,289)
Cash and cash equivalents – beginning of period	35,438	19,473	69,870
Effects of currency translation on cash and cash equivalents	—	35	(108)
Cash and cash equivalents – end of period	$95,386	$35,438	$19,473
Non-cash investing and financing activities
Assets acquired under operating leases	$5,833	$880	$243
Assets acquired under finance leases	$—	$1,682	$—
Purchase of property and equipment not yet paid	$107	$359	$478
Unrealized (gain) loss on available-for-sale securities	$(18)	$(56)	$50
Unrealized gain on currency translation	$—	$(12)	$—
Cashless issuance of SciSafe earnout shares	$—	$2,263	$817
Returned shares from settlement of Global Cooling escrow	$—	$(5,115)	$—
Cash interest paid	$1,608	$1,927	$586
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Organization and significant accounting policies
Business
BioLife Solutions, Inc. (“BioLife”, “us”, “we”, “our”, or the “Company”) is a developer, manufacturer, and supplier of a portfolio of bioproduction products and services including proprietary biopreservation media, automated thawing devices, and cloud-connected shipping containers. Our CryoStor freeze media and HypoThermosol hypothermic storage media are optimized to preserve cells in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death. Our Sexton cell processing product line includes human platelet lysates (“hPL”) for cell expansion, reducing risk and improving downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal cryogenic vials that are purpose-built rigid containers used in cell and gene therapy (“CGT”) that can be filled manually or with high throughput systems, and automated cell processing machines that bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination. Our ThawSTAR product line is comprised of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products help administer temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. Our evo® shipping containers provide cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals.
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
Estimates and assumptions by management affect the Company’s allowance for credit losses, the net realizable value of inventory, sales tax liabilities, valuation of market based stock awards, valuations related to investments and transaction activities, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization methods and periods, certain accrued expenses, share-based compensation, and the provision for income taxes.
The Company regularly assesses these estimates; however, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
Basis of presentation and consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Company is presenting Global Cooling, SciSafe, and CBS as discontinued operations for all periods presented within the Consolidated Balance Sheets and Consolidated Statements of Operations. The Consolidated Statements Of Comprehensive Loss, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages, and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 3: Discontinued operations for additional details about the divestitures.
All long-lived assets are maintained in the United States of America.
Segment reporting
The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.
Revenue recognition
To determine revenue recognition for contractual arrangements that we determine are within the scope of Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the observable and estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. During the year ended December 31, 2024, the Company recognized approximately $39 thousand of revenue that was included in the deferred revenue balance at the beginning of the year.
The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of biopreservation media, hPL media, evo ModPaks, and ThawSTAR products. We recognize product revenue, including shipping and handling charges billed to customers, at a point in time when we transfer control of our products to our customers, which is upon shipment for substantially all transactions. Shipping and handling costs are classified as part of cost of product revenue in the Consolidated Statements of Operations.
Service revenues are generated from various customer service agreements to provide warranty and other engineering services. We recognize service revenues over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the year ended December 31, 2024.
The Company generates revenue from the leasing of our evo cold chain systems to customers pursuant to rental arrangements entered into with the customer. Revenue from these arrangements is not within the scope of FASB ASC Topic 606 as it is within the scope of FASB ASC Topic 842, Leases. All customers leasing shippers currently do so under rental arrangements for durations of one year or less, with each unit having the option to continue its rental arrangement on a month-to-month basis until returned to the Company beyond the initial rental period. We account for these rental transactions as operating leases and record rental revenue on a straight-line basis over the rental term.

Total bioproduction products and services revenue for the years ended December 31, 2024, 2023, and 2022 were comprised of the following:

	Years Ended December 31,
(In thousands, except percentages)	2024	2023	2022
Product revenue
Cell processing	$73,446	$65,772	$68,509
Evo and thaw	2,582	3,196	3,434
Service revenue
Evo and thaw	160	349	73
Rental revenue
Evo and thaw	6,066	6,538	4,223
Total revenue	$82,254	$75,855	$76,239
There was no estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting periods as of December 31, 2024. The Company elected not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers.
For additional information on the Company's revenues by geographic region, product line, and other customer concentration information, see Note 16: Segment, customer, and geographic information.
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
(Loss) earnings per share from continuing operations
Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method, whichever is more dilutive. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect.

The following table presents computations of basic and diluted earnings per share:

	Year Ended December 31,
(In thousands, except share and earnings per share data)	2024	2023	2022
Basic and diluted (loss) income from continuing operations per common share
Numerator:
(Loss) income from continuing operations	$(11,387)	$(18,447)	$388

Denominator:
Weighted-average common shares issued and outstanding - Basic	46,067,073	43,719,185	42,481,027
Effect of dilutive securities	—	—	592,446
Weighted-average common shares issued and outstanding - Diluted	46,067,073	43,719,185	43,073,473

Net (loss) income per share from continuing operations attributable to common shareholders
Basic	$(0.25)	$(0.42)	$0.01
Diluted	$(0.25)	$(0.42)	$0.01

Anti-dilutive shares	1,283,885	647,348	—
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
Inventories
Inventories relate to the Company’s cell and gene therapy products. The Company values biopreservation media inventory at cost or, if lower, net realizable value, using the specific identification method. The Company values thaw inventory at cost or, if lower, net realizable value, using the average costing method. All other inventory is valued at cost or, if lower, net realizable value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected revenue volume to cost of product revenue. The Company bases its estimates on expected product revenue volume, production capacity and expiration dates of raw materials, work in process, and finished products. A change in the estimated timing or amount of demand for the Company’s products could result in additional provisions for excess inventory quantities on hand. Any significant unanticipated changes in demand or unexpected quality failures could have a significant impact on the value of inventory and reported operating results. During the year ended December 31, 2023, we assessed write-downs of approximately $3.4 million and recorded within the line item Inventories in the Company's Consolidated Balance Sheet. For additional information, see Note 6: Inventories. Work-in-process and finished products inventories consist of material, labor, outside testing costs and manufacturing overhead.

Accounts receivable
Accounts receivable consist of short-term amounts due from our customers (generally 30 to 90 days) and are stated at the amount we expect to collect. We establish an allowance for credit losses based on our assessment of the collectability of specific customer accounts. Accounts considered uncollectible are charged against the established allowance.
Accounts receivable are stated at principal amount, do not bear interest, and are generally unsecured. Accounts considered uncollectible are charged against the established allowance.
Equity investments
We periodically invest in securities of private companies to promote business and strategic objectives. These investments are measured and recorded as follows:
Non-marketable equity securities are equity securities without a readily determinable fair value. As of December 31, 2024 and December 31, 2023, our investment in Series E Preferred Stock in PanTHERA CryoSolutions, Inc. (“PanTHERA”) was valued at $1.0 million. In November of 2020, the Company invested $1.0 million in Class E Preferred Shares in PanTHERA CryoSolutions, Inc. In conjunction with this investment, the Company executed a development and license agreement with PanTHERA under which the Company will make milestone development payments up to $2.0 million in the event that certain milestones are met in exchange for exclusive, perpetual, worldwide marketing and distribution rights to the technology for use in cell and gene therapy applications. As of December 31, 2024, the Company has paid $1.9 million in milestone development payments, with $0.9 million paid during the current year in accordance with the agreement. The Preferred Stock investments in PanTHERA are carried at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar investments of the same issuer. As of December 31, 2024, management believes there are no indications of impairment or changes in fair value for the investment in PanTHERA.
In November of 2020, the Company elected to convert a convertible note into Series A-1 Preferred Stock and invest an additional $1.0 million in Series A-2 Preferred Stock in iVexSol. The Preferred Stock investments in iVexSol were carried at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar investments of the same issuer. For the periods ending December 31, 2023 and 2022, the fair value of the Company's shares was $4.1 million. During the second quarter ending June 30, 2024, the Company received communications that triggered substantial doubt about a going concern for the investment. As of June 30, 2024, the Company determined that the fair value of its equity interest was less than its carrying amount, and no longer recoverable, triggering an impairment charge of $4.1 million, which represented the entirety of the value of the investment.
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
Assets held for rent
Assets held for rent are carried at cost less accumulated depreciation. These assets consist of evo shippers and related components in production, shippers complete, ready to be deployed, and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. Shippers are depreciated over a useful life of three years when in use by customers.
Our customers rent assets per a rental agreement. Each agreement provides for fixed monthly rent. Rental revenue and fees are recognized over the rental term on a straight-line basis. We retain the ownership of the assets rented. At the end of the rental agreement, the customer returns the asset to the Company.
Assets held for rent are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Carrying values are reviewed for recoverability at the asset grouping level to determine if the facts and circumstances suggest that a potential impairment may have occurred. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset, an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended December 31, 2024, 2023, and 2022.
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
Lease accounting
We determine if an arrangement is a lease at inception. Where an arrangement is a lease, we determine if it is an operating lease or a financing lease. At lease commencement, we record a lease liability and corresponding right-of-use (“ROU”) asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of our lease liability is determined using our incremental collateralized borrowing rate at lease inception. ROU assets represent our right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than twelve months. Over the lease term we use the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized in a manner that results in straight-line expense recognition. The Company has elected the practical expedient and does not separate lease components from non-lease components for its leases.
We elected to apply the practical expedient for short-term leases and accordingly do not apply lease recognition requirements for short-term leases with a duration less than twelve months. Instead, we recognize payments related to these arrangements in the Consolidated Statement of Operations as lease costs on a straight-line basis over the lease term.
Warranty
Our standard warranty terms typically cover one year from the date of delivery. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost over the period.
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
Judgment is applied in the determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of December 31, 2024, the Company has an unrecognized tax benefit of $1.2 million related to tax attributes being carried forward. The Company is generally subject to examination by U.S. federal and local income tax authorities for all tax years in which loss carryforward is available.

Sales Taxes Payable
The Company records sales tax collected from customers on a net basis, and therefore excludes it from total product, service and rental revenue as defined in ASC 606. Cash collected from customers is recorded in accrued expenses on the Company's Consolidated Balance Sheet and then remitted to the proper taxing authority. In addition, refer to Note 12: Commitments and contingencies for discussion regarding an estimated sales tax liability the Company recorded in relation to historical activity in certain states. As of December 31, 2024 and 2023, total interest expenses assessed on sales tax liabilities was $0.4 million and $0.4 million, respectively. As of December 31, 2022, no interest expenses had yet been assessed on sales tax liabilities.
Advertising
Advertising costs are expensed as incurred and totaled $0.9 million, $0.8 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Research and development
Research and development costs are expensed as incurred.
Stock-based compensation
We measure and record compensation expense using the applicable accounting guidance for share-based payments related to stock options, time-based restricted stock, market-based restricted stock awards, and performance-based restricted stock awards granted to our directors and employees. The fair value of stock options, including performance awards, without a market-based condition is determined by using the Black-Scholes option-pricing model. The fair value of restricted stock awards with a market condition is estimated at the date of grant using the Monte Carlo Simulation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The fair value of restricted stock, including performance awards, without a market condition is estimated using the current market price of our common stock on the date of grant.
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
Goodwill
Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. Goodwill is not amortized but is tested for impairment at least annually. The Company reviews goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount (a triggering event). The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in FASB ASC Topic 350, Intangibles – Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative goodwill impairment test is unnecessary and goodwill is considered to be unimpaired. However, if based on the qualitative assessment the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed with performing the quantitative goodwill impairment test. In performing the quantitative goodwill impairment test, the Company determines the fair value of its reporting unit and compares it to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the Company records an impairment loss equal to the difference. The Company operates as one reporting unit as of the goodwill impairment measurement date in the fourth quarter of 2024. As of the testing date and the period after that date through the issuance date of our financial statements, the Company has observed no indicators of potential goodwill impairment at any point during the period based on its required assessment.
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
Recent accounting pronouncements
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted this standard effective January 1, 2024 using a retrospective method. For additional information, refer to Note 16: Segment, customer, and geographic information.
Recently issued accounting pronouncements not yet adopted
In November 2024, FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements to amend a variety of topics in the accounting codification by removing references to various FASB concepts statements. This accounting standard is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. ASU 2024-02 can be applied retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied or prospectively to all new transactions recognized on or after the date that the entity first applies the amendments. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires additional disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information increasing transparency of income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in ASU 2023-06 update requirements in various disclosure areas, including the statement of cash flows, earnings per share, debt, and equity. The amendments in ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company has evaluated the impact of the adoption of ASU 2023-06 on its consolidated financial statements and disclosures, and has determined that the adoption of this guidance will not materially impact the Company’s current disclosures. In addition, the Company believes the adoption of ASU 2023-06 will not have a material impact on results of operations, cash flows, or financial condition.
2.    Correction of immaterial errors
During the three months ended March 31, 2024, we determined that an error existed in our previously issued consolidated financial statements. Specifically, we identified that we had not properly accelerated stock compensation expense related to unvested shares of market-based awards of certain employees upon their termination during the fourth quarter of 2023. The error was evaluated under the U.S. SEC's Staff Accounting Bulletin ("SAB") Topic 1M, "Materiality," and SEC SAB Topic 1N, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" to determine the materiality of prior period misstatements to the Company’s financial statements. We evaluated the error and concluded that it was not material to the previously issued consolidated financial statements. Although the error was not material to any period, we corrected the accompanying historical consolidated financial statements for the year ended December 31, 2023 to reflect the additional stock compensation expense incurred within each period for comparative purposes.
As noted in our Basis of presentation and consolidation, the Company is presenting Global Cooling, SciSafe, and CBS as discontinued operations for all periods presented within the Consolidated Balance Sheets and Consolidated Statements of Operations. The Consolidated Statements Of Comprehensive Loss, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. For purposes of comparability to the Company's presented Consolidated Balance Sheet and Consolidated Statements of Operations previously filed in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024, the Company is presenting the impact of the adjustments on a consolidated basis rather than presenting the divested companies as discontinued operations in the below tables.
The following table represents the adjustments to our Consolidated Balance Sheet as of December 31, 2023 in accordance with ASC 250. The adjustments to our Consolidated Statement of Comprehensive Loss and Consolidated Statement of Shareholders’ Equity was limited to the adjustments outlined below.
The effect of the adjustments to our Consolidated Balance Sheet as of December 31, 2023 was as follows:

	December 31, 2023
(In thousands)	As reported	Adjustment	As corrected
Additional paid-in-capital	651,305	1,575	652,880
Accumulated deficit	(313,342)	(1,575)	(314,917)
The effect of the adjustments to our Consolidated Statement of Operations for the year ended December 31, 2023 was as follows:

	December 31, 2023
(In thousands, except share and earnings per share data)	As reported	Adjustment	As corrected
General and administrative	55,725	1,414	57,139
Research and development	24,583	161	24,744
Total operating expenses	214,096	1,575	215,671
Operating loss	(70,825)	(1,575)	(72,400)
Loss from continuing operations before income tax benefit	(66,258)	(1,575)	(67,833)
Loss from continuing operations	(66,427)	(1,575)	(68,002)
Net loss per basic and diluted share from continuing operations	(1.52)	(0.04)	(1.56)
The effect of the adjustments to our Consolidated Statement of Cash Flows for the year ended December 31, 2023 was as follows:

	December 31, 2023
(In thousands, except share and earnings per share data)	As reported	Adjustment	As corrected
Net loss	(66,427)	(1,575)	(68,002)
Stock-based compensation	31,670	1,575	33,245
3.    Discontinued operations
As announced in the second quarter of 2023, the Company, management, and our board of Directors (the "Board"), had determined that divesting Global Cooling and CBS (the "Freezer Business") would allow for the Company to optimize its product portfolio by focusing on its recurring higher margin revenue streams. Additionally, in November of 2024, the Company, management, and the Board determined the sale of SciSafe would further optimize the Company's product portfolio toward its proprietary high margin cell processing and other bioproduction products. The Company completed the sale of Global Cooling during the second quarter of 2024 and completed the sales of CBS and SciSafe during the fourth quarter of 2024. Accordingly, the results of these businesses are reported in the “Loss from discontinued operations” line in the Consolidated Statements of Operations. These changes have been applied to all periods presented.
Divestiture of Global Cooling, Inc.
On April 17, 2024, the Company sold all of the issued and outstanding shares of common stock (the "GCI Divestiture") of Global Cooling, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Global Cooling"), to GCI Holdings, an Ohio limited liability company ("Buyer") pursuant to a Stock Purchase Agreement, dated April 17, 2024, (the "Global Cooling Purchase Agreement"), by and between the Company and GCI Holdings. The Company analyzed the quantitative and qualitative factors relevant to the sale of Global Cooling and determined that the conditions for discontinued operations presentation were met during the second quarter of 2024.
As a condition of the Global Cooling Purchase Agreement, Global Cooling was required to have $7.0 million in cash on its balance sheet, of which, $6.7 million in cash was funded by the Company, and the Company was required to repay approximately $2.6 million of outstanding indebtedness of Global Cooling, and assume certain other liabilities of Global Cooling of $2.6 million. The Company recognized a loss on disposal of Global Cooling, calculated as follows:

(In thousands)
Selling price: $1	$—
Cash to Global Cooling funded by Company	(6,652)
Costs to sell Global Cooling(1)	(582)
Negative selling price	(7,234)

Global Cooling carrying basis as of April 17, 2024, inclusive of assumed liabilities	(3,589)
Assumed liabilities: Accounts payable(2)	2,643
Assumed liabilities: Debt(3)	2,596
Less: Global Cooling carrying basis as of April 17, 2024	1,650
Less: Release of Global Cooling currency translation adjustment	(13)
Net loss on disposal	$(8,897)
(1) Represents the costs incurred in connection with the divestiture of Global Cooling, including fees to be paid to the broker, attorneys, and other external parties.
(2) As a closing condition, the Company assumed certain accounts payable and accrued expenses from Global Cooling, totaling $0.5 million and $2.1 million, respectively.
(3) As a closing condition, the Company repaid the balance of all obligations of Global Cooling under that certain promissory note payable by Global Cooling to a lender (the "Global Cooling Term Notes").
In connection with the Company’s entry into the Global Cooling Purchase Agreement, the Company implemented a RIF related to the business of Global Cooling, which reduced the Company’s workforce by 47 employees (representing approximately 11% of its full-time employees as of the date of the RIF). The Company’s Board approved the RIF on March 29, 2024, and all affected employees of Global Cooling were informed by April 18, 2024, following the execution of the Global Cooling Purchase Agreement. Additionally, the Company accelerated the unvested shares granted to both the employees impacted by the RIF and Global Cooling employees that remained with Global Cooling upon the closing of the GCI Divestiture. The Company recognized the following charges in connection with the RIF and stock compensation expense acceleration:

(In thousands)	Severance	Stock Compensation	Total
RIF employee costs	$291	$1,255	$1,546
Former Global Cooling employees	—	1,925	1,925
Total employment related divestiture expenditures	$291	$3,180	$3,471
As outlined in the Global Cooling Purchase Agreement, the Company is required to indemnify Global Cooling for preexisting legal contingencies. Prior to the GCI Divestiture, a lawsuit was filed by a previous customer related to Global Cooling's commercial freezer products seeking payment of up to $4.0 million for losses the customer claims to have incurred. As of December 31, 2024, the Company recorded a loss contingency under the discontinued operations of Global Cooing related to this product liability claim as outlined in the Global Cooling Purchase Agreement. During the fourth quarter of 2024, it became probable this loss would be settled within the next fiscal year. The product liability claim is subject to insurance recovery, which management believes is probable as enforceable under the Company's insurance policy, covering the entirety of the loss contingency aside from the Company's insurance deductibles. The Company estimates the legal expenses to be incurred will be immaterial.
In addition, upon the closing of this transaction, the Company and Global Cooling entered into a transition services agreement ("GCI TSA"), pursuant to which the Company agreed to provide certain transition services to Global Cooling for up to 90 days following the date of the closing of this transaction. The GCI TSA has since expired pursuant to its terms on the stated expiration date. The Company has no other significant continuing involvement with Global Cooling.
Divestiture of SciSafe, Inc.
On November 12, 2024, the Company entered into a Stock Purchase Agreement (the "SciSafe Purchase Agreement"), by and among the Company, Subzero Purchaser Corp., a Delaware corporation ("SciSafe Buyer"), SciSafe, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of the Company ("SciSafe Seller"), and SciSafe, Inc., a New Jersey corporation and an indirect wholly owned subsidiary of the Company ("SciSafe"), for the sale by Sci Safe Seller of all of the issued and outstanding shares of common stock of SciSafe to SciSafe Buyer ("SciSafe Divestiture"). The Company analyzed the quantitative and qualitative factors relevant to the sale of SciSafe and determined that the conditions for discontinued operations presentation were met during the fourth quarter of 2024.
In connection with the closing of this transaction, the Company incurred $0.4 million in severance costs, paid the former stockholders of SciSafe $3.3 million in cash to waive all rights with respect to certain potential earn-out payments, and recognized $4.0 million in stock compensation expense for the acceleration of unvested shares of all the Company's former employees that remained with SciSafe upon the closing of this transaction.
The Company recognized a gain on disposal of SciSafe, calculated as follows:

(In thousands)
Cash proceeds received from Buyer	$71,291
Cash proceeds from escrow	483
Costs to sell(1)	(506)
Total proceeds	71,268
Less: SciSafe carrying basis as of November 12, 2024	42,507
Less: Release of SciSafe currency translation adjustment	622
Net gain on disposal	$28,139
(1) Gross costs to sell incurred by the Company amounted to $2.1 million. This was offset by additional costs to sell paid on behalf of the Company by the SciSafe Buyer, which amounted to $1.6 million.
In accordance with ASC 350, upon the disposal of SciSafe, the Company assessed the goodwill to be allocated to the disposal group. The goodwill allocated to SciSafe was based on the relative fair value of SciSafe to the fair value of the Company as SciSafe was fully integrated into the Company's one reportable segment. The fair value of SciSafe was determined based on the enterprise value per the SciSafe Purchase Agreement. The fair value of the Company was determined by calculating the Company's market capitalization as of the disposal date plus any invested capital remaining of the Company, which included outstanding debt and financing lease liabilities, modified by an estimated market acquisition premium. Based on the calculation performed, the Company determined $11.3 million of goodwill was to be allocated to SciSafe upon its disposal. The allocated goodwill was included in the carrying basis of SciSafe presented in the above table.
In addition, upon the closing of the transaction, the Company and SciSafe entered into a transition services agreement ("SciSafe TSA"), pursuant to which the Company will provide certain transition services to SciSafe for up to six months following the closing of the transaction. The SciSafe Purchase Agreement contains customary representations, warranties, covenants and indemnities of the parties thereto, including customary covenants that prevent the Company from competing with SciSafe, soliciting its employees or interfering with its business relationships for five years after the Closing Date. The Company has no other significant continuing involvement with SciSafe upon the expiration of its SciSafe TSA in April 2025 and other related covenants.
In connection with the disposal of SciSafe, the Company remains liable and responsible for the full performance and observance of all of the provisions, covenants, and conditions in one of SciSafe's operating leases. In the case of a breach or violation of any provision of the lease by the buyer, the Company is deemed to be and shall constitute a default of the lease provisions. Simultaneously, the Company received indemnification pursuant any obligation owed by the Company under this operating lease. This indicates the Company undertakes the obligation to stand ready to perform over the term of the guarantee in the event of the specified triggering events noted above, or conditions, such as breach or default, occur. However, the non-contingent aspect of the guarantee enables the Company to recover any losses from the Buyer. As of

December 31, 2024, the fair value of this guarantee is zero. The outstanding minimum lease payments equal approximately $2.3 million and the lease terminates in 2031.
Divestiture of Custom Biogenics
On November 14, 2024, the Company entered into a Stock Purchase Agreement (the "CBS Purchase Agreement"), by and among the Company, Standex International Corporation, a Delaware corporation, ("CBS Buyer") and Arctic Solutions, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (doing business as Custom Biogenic Systems, or ("CBS"), for the sale by the Company of all of the issued and outstanding shares of common stock of CBS. The Company analyzed the quantitative and qualitative factors relevant to the sale of CBS and determined that the conditions for discontinued operations presentation were met during the fourth quarter of 2024.
The Company recognized $2.0 million in stock compensation expense for the acceleration of unvested shares of all the Company's former employees that remained with CBS upon the closing of this transaction.
The Company recognized a loss on disposal of CBS, calculated as follows:

(In thousands)
Cash proceeds received from Buyer	$2,785
Cash proceeds from escrow	615
Net price adjustment(1)	179
Costs to sell(2)	(148)
Total proceeds	3,431
Less: CBS carrying basis as of November 14, 2024	6,796
Net loss on disposal	$(3,365)
(1) As defined within the CBS Purchase Agreement, the final purchase price was subject to working capital adjustments upon the close of the disposal.
(2) Gross costs to sell incurred by the Company amounted to $1.4 million. This was offset by additional costs to sell paid on behalf of the Company by the CBS Buyer, which amounted to $1.3 million.
In accordance with ASC 350, upon the disposal of CBS, the Company assessed the goodwill to be allocated to the disposal group. The goodwill allocated to CBS was based on the relative fair value of CBS to the fair value of the Company as CBS was fully integrated into the Company's one reportable segment. The fair value of CBS was determined based on the enterprise value per the CBS Purchase Agreement. The fair value of the Company was determined by calculating the Company's market capitalization as of the disposal date plus any invested capital remaining of the Company, which included outstanding debt and financing lease liabilities, modified by an estimated market acquisition premium. Based on the calculation performed, the Company determined $1.1 million of goodwill was to be allocated to CBS upon its disposal. The allocated goodwill was included in the carrying basis of CBS presented in the above table.
In addition, upon the closing of this transaction, the Company and CBS entered into a transition service agreement (the "CBS TSA"), pursuant to which the Company will provide certain transition services to CBS following the closing of the transaction. The CBS Purchase Agreement contains customary representations, warranties, covenants and indemnities of the parties thereto, including customary covenants that prevent the Company from competing with CBS, soliciting its employees or interfering with its business relationships for two years after the closing of the CBS Transaction. The Company has no other significant continuing involvement with CBS upon the expiration of its CBS TSA and related covenants.
Summarized financial data of discontinued operations
The tables below summarize financial data of discontinued operations as of the year ended December 31, 2023 and for the years ended December 31, 2024, 2023, and 2022. Interest expenses directly associated with the debt of a disposed entity is reported in discontinued operations below.
The table below summarizes the major classes of assets and liabilities of discontinued operations, which are summarized separately in the Consolidated Balance Sheets:

	December 31, 2023
(In thousands)	Global Cooling	SciSafe	CBS	Total
Cash and cash equivalents	$2,090	$5,102	$340	$7,532
Restricted cash	—	—	10	10
Accounts receivable, net	1,728	6,353	2,677	10,758
Inventories	11,248	—	5,044	16,292
Prepaid expenses and other current assets	303	895	901	2,099
Total current assets, discontinued operations	15,369	12,350	8,972	36,691

Assets held for rent, net	—	796	—	796
Property and equipment, net	146	15,241	—	15,387
Operating lease right-of-use assets, net	—	4,568	—	4,568
Financing lease right-of-use assets, net	—	94	—	94
Long-term deposits and other assets	4	199	—	203
Intangible assets, net	—	9,153	—	9,153
Goodwill	—	11,333	1,104	12,437
Total assets, discontinued operations	15,519	53,734	10,076	79,329

Accounts payable	3,367	578	726	4,671
Accrued expenses and other current liabilities	1,156	1,300	573	3,029
Sales taxes payable	481	44	518	1,043
Warranty liability	7,507	—	131	7,638
Lease liabilities, operating, current portion	263	1,249	—	1,512
Lease liabilities, financing, current portion	22	74	280	376
Debt, current portion	—	447	100	547
Total current liabilities, discontinued operations	12,796	3,692	2,328	18,816

Lease liabilities, operating, long-term	1,016	3,494	—	4,510
Lease liabilities, financing, long-term	11	27	1,130	1,168
Debt, long-term	—	679	72	751
Deferred tax liabilities	—	—	74	74
Total liabilities, discontinued operations	$13,823	$7,892	$3,604	$25,319
All divested entities had no remaining balances as of December 31, 2024.
The key components of loss from discontinued operations were as follows:

	December 31, 2024
(In thousands)	Global Cooling	SciSafe	CBS	Total
Revenue	$7,157	$18,440	$12,141	$37,738
Cost of revenue	(8,389)	(16,357)	(10,600)	(35,346)
Operating expenses	(9,418)	(11,467)	(4,967)	(25,852)
Intangible asset amortization	—	(764)	—	(764)
Other expense, net	(25)	(183)	(110)	(318)
(Loss) gain on disposal	(8,897)	28,139	(3,365)	15,877
(Loss) income before income taxes	(19,572)	17,808	(6,901)	(8,665)
Income tax expense	(10)	(122)	—	(132)
(Loss) income from discontinued operations, net of income taxes	$(19,582)	$17,686	$(6,901)	$(8,797)

	December 31, 2023
(In thousands)	Global Cooling	SciSafe	CBS	Total
Revenue	$35,826	$18,014	$13,576	$67,416
Cost of revenue	(36,682)	(17,283)	(12,632)	(66,597)
Operating expenses	(20,162)	(5,316)	(7,153)	(32,631)
Intangible asset impairment charges	(7,175)	—	(8,310)	(15,485)
Intangible asset amortization	(131)	(907)	(623)	(1,661)
Other expense, net	(90)	(100)	(214)	(404)
Loss before income taxes	(28,414)	(5,592)	(15,356)	(49,362)
Income tax expense	(4)	(180)	(9)	(193)
Loss from discontinued operations, net of income taxes	$(28,418)	$(5,772)	$(15,365)	$(49,555)

	December 31, 2022
(In thousands)	Global Cooling	SciSafe	CBS	Total
Revenue	$47,915	$21,462	$16,142	$85,519
Cost of revenue	(51,621)	(15,060)	(11,928)	(78,609)
Operating expenses	(19,211)	(5,697)	(5,548)	(30,456)
Intangible asset impairment charges	(110,364)	—	—	(110,364)
Intangible asset amortization	(3,969)	(907)	(830)	(5,706)
Other expense, net	(255)	(84)	(24)	(363)
Loss before income taxes	(137,505)	(286)	(2,188)	(139,979)
Income tax expense	(14)	(191)	(9)	(214)
Loss from discontinued operations, net of income taxes	$(137,519)	$(477)	$(2,197)	$(140,193)
Below is a summary of incurred depreciation, amortization, interest expenses, capital expenditures, and other noncash related costs for discontinued operations:

	December 31, 2024
(In thousands)	Global Cooling	SciSafe	CBS	Total
Depreciation	$—	$2,402	$4	$2,406
Amortization	—	764	—	764
Stock-based compensation	4,191	6,410	3,790	14,391
Interest expense, net	42	50	114	206
Capital expenditures	—	2,200	720	2,920

	December 31, 2023
(In thousands)	Global Cooling	SciSafe	CBS	Total
Depreciation	$397	$2,636	$471	$3,504
Amortization	131	907	623	1,661
Stock-based compensation	4,734	2,759	2,503	9,996
Interest expense, net	131	13	219	363
Capital expenditures	—	4,659	750	5,409

	December 31, 2022
(In thousands)	Global Cooling	SciSafe	CBS	Total
Depreciation	$616	$2,081	$488	$3,185
Amortization	3,969	907	830	5,706
Stock-based compensation	3,304	2,465	1,839	7,608
Interest expense, net	257	118	28	403
Capital expenditures	—	6,790	812	7,602

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

There were no remeasurements to fair value during the year ended December 31, 2024 of financial assets and liabilities that are not measured at fair value on a recurring basis.
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, based on the three-tier fair value hierarchy:
(In thousands)

As of December 31, 2024	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market accounts	$89,119	—	$89,119
Available-for-sale securities:
U.S. government securities	1,494	—	1,494
Corporate debt securities	398	8,602	9,000
Other debt securities	—	3,332	3,332
Total	91,011	11,934	102,945

As of December 31, 2023	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market accounts	$25,034	—	$25,034
Available-for-sale securities:
U.S. government securities	5,170	—	5,170
Corporate debt securities	—	9,674	9,674
Other debt securities	—	1,992	1,992
Total	30,204	11,666	41,870
There have been no transfers of assets or liabilities between the fair value measurement levels. We had no financial assets or liabilities that utilize Level 3 inputs of measurement as of December 31, 2024 and 2023.
The following table presents the changes in fair value of contingent consideration liabilities which are measured using Level 3 inputs for the year ended December 31, 2023:

Year Ended December 31,
(In thousands)	2023
Balance at beginning of period	$4,456
Change in fair value recognized in net loss from continuing operations	(2,193)
Payment of contingent consideration earned	(2,263)
Balance at end of period	$—

5.    Investments
Available-for-sale securities
The Company’s portfolio of available-for-sale marketable securities consists of the following:

	December 31, 2024
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$1,493	$1	$—	$1,494
Corporate debt securities	5,775	14	(1)	5,788
Other debt securities	1,912	4	—	1,916
Total short-term	9,180	19	(1)	9,198

Available-for-sale securities, long-term
Corporate debt securities	3,210	4	(2)	3,212
Other debt securities	1,412	5	(1)	1,416
Total available-for-sale securities	$13,802	$28	$(4)	$13,826

	December 31, 2023
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$5,169	$1	$—	$5,170
Corporate debt securities	9,673	5	(4)	9,674
Other debt securities	1,443	1	—	1,444
Total short-term	16,285	7	(4)	16,288

Available-for-sale securities, long-term
Other debt securities	545	3	—	548
Total available-for-sale securities	$16,830	$10	$(4)	$16,836
The following table summarizes the contractual maturities of the short-term and long-term available-for-sale investments as of December 31, 2024:

(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,180	$9,198
Due after one year through five years	4,622	4,628
Total	$13,802	$13,826
The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months:

	December 31, 2024
	Less than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$2,091	$(3)	$2,091	$(3)
Other debt securities	1,030	(1)	1,030	(1)
Total	$3,121	$(4)	$3,121	$(4)

	December 31, 2023
	Less than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$5,871	$(4)	$5,871	$(4)
Other debt securities	906	(1)	906	(1)
Total	$6,777	$(5)	$6,777	$(5)
As of December 31, 2024 and 2023, all available-for-sale securities investments presented above with unrealized losses have been in an unrealized loss position for less than 12 months.
As of December 31, 2024, none of our available-for-sale marketable securities exhibited risk of credit loss and therefore no allowance for credit losses was recorded.
Equity investments
The Company periodically invests in non-marketable equity securities of private companies without a readily determinable fair value to promote business and strategic objectives. The non-marketable equity securities are carried at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar investments of the same issuer. These securities included Series E Preferred Stock in PanTHERA CryoSolutions, Inc. with a fair value of $1.0 million as of December 31, 2024 and December 31, 2023.
The Company also owned securities of Series A-1 and A-2 Preferred Stock in iVexSol, Inc "iVexSol". During the six months ended June 30, 2024, the Company received communications that triggered a going concern for the investment. As of June 30, 2024, the Company determined that the fair value of its equity interest was less than its carrying amount, and no longer recoverable, triggering an impairment charge of $4.1 million, which represented the entirety of the value of the investment. As of December 31, 2023, the carrying value of the iVexSol, Inc. securities was $4.1 million.
6.    Inventories
Inventories consist of the following as of December 31, 2024 and 2023:

(In thousands)	2024	2023
Raw materials	$11,768	$14,668
Work in progress	4,082	3,475
Finished goods	13,163	9,021
Total	$29,013	$27,164
During the year ended December 31, 2023, the Company recorded a $3.4 million inventory write-down for potentially unusable products. The products consisted of slow-moving inventory, product defects, and supplier defects in raw materials.

7.    Leases
We have various operating lease agreements for office space, warehouses, manufacturing, production locations, and other equipment. Our real estate leases had original lease terms of four to eleven years and remaining lease terms of one to seven years. We exclude options that are not reasonably certain to be exercised from our lease terms, ranging from one to five years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms, with all other lease payments consisting of variable lease costs. For certain leases, we receive incentives from our landlords, such as rent abatements, which effectively reduce the total lease payments owed for these leases.
We did not have any financing lease arrangements as of December 31, 2024 and 2023.
The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of December 31, 2024 and 2023:

	2024	2023
Weighted average discount rate - operating leases	6.4%	4.5%
Weighted average remaining lease term in years - operating leases	6.1	7.1
The components of lease expense for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating lease costs	$1,997	$1,630	$1,560
Short-term lease costs	59	260	280
Total operating lease costs	2,056	1,890	1,840

Variable lease costs	1,103	797	677
Total lease expense	$3,159	$2,687	$2,517
Maturities of our lease liabilities as of December 31, 2024 are as follows:

(In thousands)	Operating Leases
2025	$2,351
2026	3,029
2027	2,583
2028	2,642
2029	2,724
Thereafter	3,946
Total lease payments	17,275
Less: interest	(3,041)
Total present value of lease liabilities	$14,234

8.    Assets held for rent
Assets held for rent consist of the following as of December 31, 2024 and 2023:

(In thousands)	2024	2023
Shippers placed in service	$9,505	$9,866
Accumulated depreciation	(6,499)	(5,600)
Net	3,006	4,266
Shippers and related components in production	3,097	2,651
Total	$6,103	$6,917
Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $2.1 million, $2.9 million, and $2.8 million in depreciation expense related to assets held for rent during the years ended December 31, 2024, 2023, and 2022, respectively.
9.    Property and equipment
Property and equipment consist of the following as of December 31, 2024 and 2023:

(In thousands)	2024	2023
Property and equipment
Leasehold improvements	$3,527	$3,503
Furniture and computer equipment	306	596
Manufacturing and other equipment	4,073	3,340
Construction in-progress	2,478	2,513
Subtotal	10,384	9,952
Less: Accumulated depreciation	(4,300)	(4,263)
Property and equipment, net	$6,084	$5,689
Depreciation expense for property and equipment was $0.7 million, $0.8 million, and $0.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
10.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following as of December 31, 2024 and 2023:

(In thousands)	2024	2023
Accrued expenses	$7,116	$6,620
Accrued taxes	—	264
Accrued compensation	5,232	2,196
Deferred revenue, current	103	41
Total accrued expenses and other current liabilities	$12,451	$9,121

11.    Goodwill and intangible assets
Goodwill

(In thousands)	Goodwill
Original acquired goodwill as of December 31, 2023(1)	$224,741
Less: Goodwill allocated to SciSafe in divestiture	(11,333)
Less: Goodwill allocated to CBS in divestiture	(1,104)
Balance as of December 31, 2024	$212,304
(1) As discussed in Note 3: Discontinued operations, the Company allocated a portion of its goodwill to each disposed entity in accordance with ASC 350. The goodwill balance presented above as of December 31, 2023 represents the balance of the reporting unit before the effect of the divestitures. The goodwill presented in the Consolidated Balance Sheets as of December 31, 2024 and 2023 is on a continuing operations basis giving effect to the divestitures.
Intangible assets
Intangible assets, net consisted of the following as of December 31, 2024 and 2023:

(In thousands, except weighted average useful life)	December 31, 2024
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$2,516	$(2,508)	$8	0.6
Tradenames	4,114	(1,799)	2,315	5.9
Technology - acquired	18,672	(11,436)	7,236	3.1
Non-compete agreements	90	(90)	—	0.0
Total intangible assets	$25,392	$(15,833)	$9,559	3.3

	December 31, 2023
Intangible assets:	Gross Carrying Value	Accumulated Amortization(1)	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$2,516	$(2,495)	$21	1.6
Tradenames	4,114	(1,389)	2,725	6.9
Technology - acquired	18,372	(9,122)	9,250	4.1
Non-compete agreements	90	(90)	—	0.0
Total intangible assets	$25,092	$(13,096)	$11,996	4.3

Amortization expense for finite-lived intangible assets was $2.7 million, $3.5 million, and $4.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the Company expects to record the following amortization expense:

(In thousands)
For the Years Ending December 31,	Estimated Amortization Expense
2025	$2,807
2026	2,692
2027	1,938
2028	828
2029	530
Thereafter	764
Total	$9,559
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
Litigation
From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently material to the Company’s business. The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. Management is not aware of any pending or threatened litigation except for as described below.
Pending litigation items
One lawsuit has been filed by a previous customer seeking payment for losses allegedly related to commercial freezer products from Global Cooling prior to its divestiture. Pursuant to the Global Cooling Purchase Agreement, the Company is required to indemnify Global Cooling for preexisting legal contingencies and if this previous customer was successful on such claim, then the Company would be responsible for indemnifying Global Cooling for any losses. This lawsuit does not currently have probable outcomes determined and we continue to defend vigorously against the claims made. An estimate for a reasonably possible loss or range of loss cannot be made, though we expect any potential loss incurred to be covered by insurance.
Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2024.

Non-income related taxes
Companies are required to collect and remit sales tax from certain customers if the company is determined to have nexus in a particular state. Upon the determination of nexus, which varies by state, companies are additionally required to maintain detailed record of specific product and customer information within each jurisdiction in which it has established nexus to appropriately determine their sales tax liability, requiring technical knowledge of each jurisdiction’s tax case law. During the year ended December 31, 2022, the Company determined that a sales tax liability related to the periods of 2019 through 2022 is probable. The estimated liability was determined to be approximately $4.3 million and $4.4 million as of December 31, 2024 and December 31, 2023, respectively. Due to the variety of jurisdictions in which this estimated liability relates to and our ongoing assessment of sales taxes owed, we cannot predict when final liabilities will be satisfied. We will reevaluate the estimated liability and timing of satisfaction each reporting period.
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
13.    Long-term debt
Term Loan
On September 20, 2022, the Company and certain of its subsidiaries entered into the Loan and Security Agreement, dated September 20, 2022, by and among Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Bank”), the Company, SAVSU Technologies, Inc., a Delaware corporation (“SAVSU”), Arctic Solutions, Inc., a Delaware corporation doing business as Custom Biogenic Systems (“Arctic”), SciSafe Holdings, Inc., a Delaware corporation (“SciSafe Parent”), and Sexton Biotechnologies, Inc., a Delaware corporation (“Sexton,” and together with the Company, SAVSU, Arctic and SciSafe Parent, “Borrower”), as amended by that certain Waiver and First Amendment to Loan and Security Agreement, dated February 26, 2024, that certain Consent and Second Amendment to Loan and Security Agreement, dated April 17, 2024 (the “Second Amendment”), and that certain Consent and Third Amendment to Loan and Security Agreement, dated November 11, 2024 (the “Third Amendment”, and the foregoing collectively, the “Loan Agreement”), which provides for a term loan in an aggregate maximum principal amount of up to $60 million in the increments and upon the dates and milestones described below (the “Term Loan”). The Term Loan matures on June 1, 2026. The Loan Agreement permitted the Company to borrow up to $30 million upon the initial closing of the transactions contemplated by the Loan Agreement (the “Term Loan Closing”), and provided options to borrow (i) up to $10 million between the Term Loan Closing and June 30, 2023, (ii) up to $10 million upon the achievement of certain revenue milestones by the Company, and (iii) an additional $10 million at the discretion of the lender. The Company borrowed $20 million at the Term Loan Closing and accounts for the Term Loan at cost. As of December 31, 2023, the Company had not drawn additional funding nor had it met the revenue milestones outlined within the Loan Agreement. The Company had until December 31, 2023 to draw an additional $10 million, subject to approval from the lender, and therefore has no additional opportunities under the Loan Agreement. Payments on the borrowing were interest-only through June 2024, with additional criteria allowing for interest-only payments to continue through June 2025. The Company has begun its interest payments on the Term Loan as of June 2024. Tranches borrowed under the Loan Agreement bear interest at the Wall Street Journal prime rate plus 0.5%. However, the interest rate is subject to a ceiling that restricts the interest rate for each tranche from exceeding 1.0% above the overall rate applicable to each tranche at their respective funding dates and has a balloon payment due at the earliest of term loan maturity, repayment of the Term Loan in full, or termination of the Loan Agreement at $1 million. As of December 31, 2024, the implied interest rate of the Term Loan is 8.9% and the implied value of the Term Loan is $15.9 million. The Loan Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. As of December 31, 2024, the Company is in compliance with the covenants set forth in the Loan Agreement.
On April 17, 2024, the Company entered into the Second Amendment by and among Bank and Borrower. Pursuant to the Second Amendment and subject to the conditions set forth therein, Bank consented to the GCI Divestiture and released its security interests in the assets of Global Cooling and the shares of common stock of Global Cooling arising under the Loan Agreement. In addition, effective as of the closing of the transaction, the Second Amendment amended the Loan Agreement to remove Global Cooling as a party to the Loan Agreement and provide for a non-refundable termination fee in the amount of $500,000 payable by Borrower to Bank in the event that the Loan Agreement is terminated prior to the Term Loan Maturity Date (as defined in the Loan Agreement) for any reason. The Second Amendment also contains customary representations and warranties of Borrower and provides for a release of Bank by Borrower for any claims existing or arising through the date of the Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
On November 11, 2024, the Company entered into the Third Amendment by and among Bank and Borrower. Pursuant to the Third Amendment and subject to the conditions set forth therein, Bank consented to the SciSafe Divestiture as required pursuant to the Loan Agreement. In addition, effective as of the closing of the SciSafe Divestiture, the Third Amendment amended the Loan Agreement to provide for a non-refundable termination fee in the amount of $750,000 payable by Borrower to Bank in the event that the Loan Agreement is terminated prior to the Term Loan Maturity Date for any reason. The Third Amendment also made certain other ministerial changes to the Loan Agreement, contains customary representations and warranties of Borrower and provides for a release of Bank by Borrower for any claims existing or arising through the date of the Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
Long-term debt consisted of the following as of December 31, 2024 and 2023:

			December 31,
(In thousands)	Maturity Date	Interest Rate	2024	2023
Global Cooling Term Notes(1)	Various	4.0%	$—	$2,596
Term Loan(2)	Jun-26	7.0%	15,000	20,000
Insurance premium financing	Various	8.3%	975	1,348
Total debt, excluding unamortized debt issuance costs			15,975	23,944
Less: unamortized debt issuance costs			(35)	(98)
Total debt			15,940	23,846
Less: current portion of debt			(10,943)	(6,285)
Total long-term debt			$4,997	$17,561
(1) The Company repaid the balance of all obligations of the Global Cooling Term Notes pursuant to the Global Cooling Purchase Agreement.
(2) As of December 31, 2024, the Term Loan was secured by substantially all assets of BioLife, SAVSU, and Sexton, other than intellectual property.

As of December 31, 2024, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2025	$10,943
2026	4,997
2027	—
2028	—
2029	—
Thereafter	—
Total	$15,940
14.    Stock-based compensation
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
During 2013, we adopted the 2013 Performance Incentive Plan (the “2013 Plan”), which allowed us to grant options or restricted stock awards to all employees, including executive officers, outside consultants and non-employee directors. An aggregate of 3.1 million shares of common stock was initially reserved for issuance under the 2013 Plan. In May 2017, July 2020, June 2021, and June 2022, the shareholders approved an increase in the number of shares available for issuance to 4.1 million shares, 5.0 million shares, 6.5 million shares, and 8.5 million shares, respectively. As of April 25, 2023, the 2013 Plan expired as to future awards in accordance with its terms. As of December 31, 2024, there were outstanding options to purchase 127,000 shares of the Company’s common stock and approximately 0.5 million unvested restricted stock awards outstanding under the 2013 Plan.
On July 21, 2023, our stockholders approved the 2023 Omnibus Performance Incentive Plan (the "2023 Plan"). The 2023 Plan allows us to grant equity awards to employees, directors, and outside consultants. An aggregate of 4.2 million shares of common stock were initially reserved for issuance under the 2023 Plan, plus any shares subject to awards under the 2013 Plan that were outstanding as of July 21, 2023, and which are subsequently forfeited or lapsed and not issued under the 2013 Plan. As of December 31, 2024, there were approximately 1.4 million unvested restricted stock awards outstanding under the 2023 Plan.
Issuance of shares
When options are exercised, it is the Company’s policy to issue new shares.

Stock option activity
Service vesting-based stock options
The following is a summary of service vesting-based stock option activity for the year ended December 31, 2024 and 2023, and the status of service vesting-based stock options outstanding as of December 31, 2024 and 2023:

	2024		2023
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding as of beginning of year	217,250	$2.21	456,293	$2.17
Exercised	(90,250)	2.23	(239,043)	2.12
Outstanding at end of year	127,000	$2.19	217,250	$2.21

Stock options exercisable at year end	127,000	$2.19	217,250	$2.21
We did not recognize stock compensation expense related to service-based options during the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, there was $3.0 million of aggregate intrinsic value of outstanding service vesting-based stock options, including $3.0 million of aggregate intrinsic value of exercisable service vesting-based stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. This amount will change based on the fair market value of the Company’s stock. Intrinsic value of service vesting-based awards exercised during the years ended December 31, 2024, 2023, and 2022 was $1.8 million, $3.9 million, and $4.1 million, respectively. There were no service based-vesting options granted during the years ended December 31, 2024, 2023, and 2022. The weighted average remaining contractual life of service vesting-based options outstanding and exercisable as of December 31, 2024 is 1.4 years. There were no unrecognized compensation costs for service vesting-based stock options as of December 31, 2024.
The following table summarizes information about service vesting-based stock options outstanding as of December 31, 2024:

Range of Exercise Prices	Number Outstanding at December 31, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00 - 1.50	2,000	1.85	$1.49
$1.51 - 2.00	115,000	1.32	1.89
$2.51 - 8.60	10,000	2.92	5.69
	127,000	1.45	$2.19

Restricted stock
Service vesting-based restricted stock
The following is a summary of service vesting-based restricted stock activity for the years ended December 31, 2024 and 2023, and the status of unvested service vesting-based restricted stock outstanding as of December 31, 2024 and 2023:

	2024		2023
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	2,312,898	$18.32	1,879,215	$28.94
Granted	484,886	20.65	1,907,101	13.12
Vested	(1,323,729)	21.57	(1,237,221)	24.97
Forfeited	(178,415)	17.09	(236,197)	25.88
Non-vested at year end	1,295,640	$16.00	2,312,898	$18.32
The aggregate fair value of the service vesting-based awards granted during the years ended December 31, 2024, 2023, and 2022 was $10.0 million, $25.0 million, and $34.7 million, respectively. The aggregate fair value of the service vesting-based awards that vested during the years ended December 31, 2024, 2023, and 2022 was $27.7 million, $20.5 million, and $12.6 million, respectively.
On October 19, 2023, Michael Rice, the Chief Executive Officer at that time, announced his resignation from the company. In accordance with his separation agreement, all unvested stock grants, excluding the 99,038 market-based restricted stock units awarded to him January 3, 2023 and the 70,094 market-based restricted stock units awarded to him on February 24, 2022 by the Board, were accelerated and vested as of the date of his separation. The Company recognized stock compensation expense in connection with the acceleration of his unvested stock grants of $1.7 million, representing 150,155 shares. His market-based restricted stock awards will vest once the stated market condition term for each award occurs.
We recognized stock compensation expense of $10.8 million, $15.7 million, and $13.6 million related to service vesting-based awards during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $18.0 million in unrecognized compensation costs related to service vesting-based awards. We expect to recognize those costs over 2.6 years.
Performance-based restricted stock
On March 8, 2024, the Company granted 109,512 shares of performance-based stock to an executive in the form of restricted stock. The shares granted contain performance conditions based on Company metrics related to future performance. The performance-based award was structured to vest between 0% and 200% of the number of restricted shares granted to the recipient based on the achievement of certain financial metrics related to future performance. The grant date fair value of this award was $17.36 per share.
During the fourth quarter of the year ended December 31, 2024, it was determined the probability of attainment of the performance condition increased to greater than 100% of shares granted. In accordance with ASC 718, we recognized a cumulative catch up in stock compensation expense of $0.4 million to reflect the increased probability the performance-based award would vest in excess of the shares originally granted. The fair value of this award is being expensed on a straight-line basis in accordance with the estimated quantity of shares expected to vest over the requisite service period ending on December 31, 2025.
We recognized stock compensation expense of $1.2 million related to performance-based restricted stock awards for the year ended December 31, 2024. As of December 31, 2024, there was $1.5 million in unrecognized non-cash compensation costs related to performance-based restricted stock awards expected to vest. We expect to recognize those costs over 1.0 year. Non-cash compensation costs are expensed over the period for which performance was measured.

The aggregate fair value of the performance-based awards granted during the year ended December 31, 2024 was $1.9 million. No performance-based awards vested during the year ended December 31, 2024.

No performance-based restricted stock awards were granted or vested during the years ended December 31, 2023 and 2022.
Market-based restricted stock
The following is a summary of market-based restricted stock activity under our stock option plan for the years ended December 31, 2024 and 2023 and the status of market-based restricted stock outstanding as of December 31, 2024 and 2023:

	2024		2023
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of year	509,166	$26.50	271,044	$30.64
Granted	312,081	26.61	268,738	25.19
Vested	(325,561)	27.84	(30,616)	51.65
Non-vested at year end	495,686	$25.69	509,166	$26.50
On February 8, 2021, the Company granted 30,616 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. On January 3, 2023, the Company determined the TSR attainment was 100% of the targeted shares, resulting in 30,616 shares being awarded and 30,616 shares vesting to current employees of the Company based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of 20 of our peers. The market-based restricted stock awards were to vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2021 through December 31, 2022 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 68%, 0% dividend yield, and a risk-free interest rate of 0.1%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate was based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $1.3 million was expensed on a straight-line basis over the grant date to the vesting date of December 31, 2022.
On February 24, 2022, the Company granted 240,428 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. On March 8, 2024, the Company’s Compensation Committee determined the TSR attainment was 125% of the targeted shares and 300,529 shares were awarded to the executives of the Company based on our TSR during the period beginning on January 1, 2022 through December 31, 2023 as compared to the TSR of 20 of our peers. The market-based restricted stock awards were to vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2022 through December 31, 2023 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 63%, 0% dividend yield, and a risk-free interest rate of 1.5%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate was based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $6.7 million was expensed on a straight-line basis over the grant date to the vesting date of December 31, 2023.
On January 3, 2023, the Company granted 268,738 shares of market-based stock to its executives in the form of restricted stock. The shares granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2023 through December 31, 2024 as compared to the total shareholder return of 20 of our peers. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 78%, 0% dividend yield, and a risk-free interest rate of 4.4%. The historical volatility was based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate was based on the yield on the U.S. Treasury Strips as of the Measurement Date with a maturity consistent with the 2-year term associated with the market condition of the award. The fair value of this award of $6.8 million is being expensed on a straight-line basis over the grant date to the vesting date of December 31, 2024.
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
We recognized stock compensation expense of $4.5 million, $6.5 million, and $4.3 million related to market-based restricted stock awards for the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, there was $3.3 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. We expect to recognize those costs over 1 year.
The aggregate fair value of the market-based awards granted during the years ended December 31, 2024, 2023, and 2022 was $6.3 million, $6.5 million, and $6.7 million, respectively. The aggregate fair value of the market-based awards that vested during the years ended December 31, 2024, 2023, and 2022 was $5.7 million, $0.7 million, and $5.0 million, respectively.
Total stock compensation expense
We recorded total stock compensation expense for the years ended December 31, 2024, 2023, and 2022, as follows:

	2024	2023	2022
Research and development costs	$2,273	$4,665	$2,423
Sales and marketing costs	1,765	3,615	2,456
General and administrative costs	10,864	13,447	11,524
Cost of revenue	1,612	1,522	1,323
Total	$16,514	$23,249	$17,726

15.    Income taxes
Income tax benefit from continuing operations consists of the following:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current:
State	$(26)	$(46)	$(11)
Total current tax provision	(26)	(46)	(11)

Deferred:
Federal	64	70	2,929
State	—	—	2,318
Total deferred tax provision	64	70	5,247

Income tax benefit	$38	$24	$5,236
The Company's (loss) income from continuing operations before income tax benefit did not contain any foreign components as of December 31, 2024, 2023, and 2022.
The tax benefit for the year ended December 31, 2024 contained excess tax benefits from stock-based compensation of $0.3 million. The tax benefit for the years ended December 31, 2023, and 2022 did not contain excess tax benefits from stock-based compensation.
A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory tax	21%	21%	21%
State tax, net of federal benefit	6%	4%	11%
Stock compensation	4%	(5%)	—%
Sec. 162(m) limitation on executive compensation	(4%)	(6%)	(30%)
Fair value change in contingent consideration	—%	2%	21%
Tax credits	4%	4%	17%
Change in valuation allowance	(27%)	(24%)	74%
Gain on escrow settlement	—%	5%	—%
Other	(4%)	(1%)	(6%)
Total	—%	—%	108%

The principal components of the Company’s net deferred tax liabilities are as follows as of December 31, 2024 and 2023:

(In thousands)	2024	2023
Deferred tax assets related to:
Net operating loss carryforwards	$39,079	$35,505
Capital loss carryforward	7,011	—
Tax credit carryforward	2,695	2,226
Stock-based compensation	2,141	3,008
Accruals and reserves	1,883	3,590
Inventory	1,410	1,408
Fixed assets	568	585
Lease liabilities	3,540	3,950
Capitalized research and development	3,222	4,818
Fair value change in investments	556	—
Other	1,084	875
Total deferred tax assets	63,189	55,965

Deferred tax liabilities related to:
Intangibles	(2,326)	(3,696)
Right-of-use assets	(2,654)	(2,500)
Fair value change in investments	—	(440)
Total deferred tax liabilities	(4,980)	(6,636)

Net deferred tax assets before valuation allowance	58,209	49,329
Less: valuation allowance	58,333	49,517
Net deferred tax liabilities	(124)	(188)
Less: deferred tax liability, discontinued operations	—	(74)
Net deferred tax liabilities, continuing operations	$(124)	$(114)
Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The assessment regarding whether a valuation allowance is required on deferred tax assets considers the evaluation of both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. The valuation allowance recorded as of December 31, 2024 and 2023 primarily relates to deferred tax assets for net operating loss carryforwards.
The changes in the valuation allowance for deferred tax assets were as follows:

(In thousands)	2024	2023	2022
Balance at beginning of period	$49,517	$33,402	$2,993
Net deferred tax assets divested	(7,173)	—	—
Charged to income tax expense	15,989	16,115	30,409
Balance at end of period	$58,333	$49,517	$33,402
As of December 31, 2024, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $165.2 million. Approximately $38.7 million of NOL will expire from 2025 through 2037, and approximately $126.5 million of NOL will be carried forward indefinitely. The NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest. This limited the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years.

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities.
A reconciliation of the beginning and ending balances of uncertain tax positions in the years ended December 31, 2024 and 2023 is as follows:

(In thousands)	2024	2023
Balance at beginning of period	$954	$610
Increase related to prior year tax positions	—	20
Increase related to current year tax positions	201	324
Balance at end of period	$1,155	$954
The Company is generally subject to examination by U.S. federal and local income tax authorities for all tax years in which loss carryforward is available, which includes 2005 through 2024.

16. Segment, customer, and geographic information

The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, Mr. Roderick de Greef, who is the CODM, reviews the Company’s operations on a consolidated basis for purposes of allocating resources and evaluating financial performance. As a single reportable segment entity, the Company’s segment performance measure is consolidated net (loss) income from continuing operations.

Significant segment expenses are presented in the Company’s Consolidated Statements of Operations. Additional significant segment expenses that are not separately presented in the Company’s Consolidated Statements of Operations include Shared-based compensation and Depreciation expense. These are presented in the Consolidated Statement of Cash Flows, and Note 14: Stock-based compensation, Note 8: Assets held for rent, and Note 9: Property and equipment.

Other expense items not individually significant in net (loss) income from continuing operations are changes in inventory values due to changes in its carrying basis, costs associated with the Company’s acquisitions and or divestitures in the period these take place, and gain or loss on disposal of fixed assets. The information provided to the Company’s CODM for purposes of making decisions and assessing segment performance excludes asset information.
Concentrations of risk
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	December 31,		Years Ended December 31,
	2024	2023	2024	2023	2022
Customer A	18%	*	15%	14%	18%
Customer B	21%	13%	13%	11%	14%
*less than 10%
The following is a summary of revenue by major product family representing over 10% of the Company's total revenue:

	Years Ended December 31,
Revenue by major product	2024	2023	2022
CryoStor	73%	73%	77%

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Years Ended December 31,
Revenue by customers’ geographic locations(1)	2024	2023	2022
United States	75%	82%	82%
Europe, Middle East, Africa (EMEA)	19%	12%	12%
Other	6%	6%	6%
Total revenue	100%	100%	100%
(1) During the year ended December 31, 2023, the Company updated its methodology for determining the country of origin for its sales. Sales are now recorded by shipping country rather than billing country. The Company updated the methodology retrospectively, adjusting the prior year presentation for all regions presented.
All of the Company's long-lived assets, totaling $22.9 million, are located within the United States.
In the year ended December 31, 2024, no suppliers accounted for more than 10% of purchases. In the years ended December 31, 2023, and 2022, one supplier accounted for 20% and 16% of purchases, respectively.
As of December 31, 2024, no suppliers accounted for more than 10% of accounts payable. As of December 31, 2023, one supplier accounted for 17% of accounts payable. No other suppliers accounted for more than 10% of our accounts payable.

17.    Employee benefit plan
The Company sponsors 401(k) defined contribution plans for its employees. These plans provide for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to these plans, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made contributions of $0.6 million, $0.5 million, and $0.4 million to the plans for the years ended December 31, 2024, 2023, and 2022.
18.    Subsequent events
The Company has evaluated events subsequent to December 31, 2024 through the date of this filing to assess the need for potential recognition or disclosure. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the Consolidated Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. SEC rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described in section (b) below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with U.S. GAAP such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.
(b)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Policies (“U.S. GAAP”). Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework), management of the Company under supervision and participation of the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024.

Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the existence of the following material weakness identified:
•Management did not maintain effective internal controls to verify that key inputs for the Company's stock-based awards were entered correctly into the equity system early in 2024. This weakness was attributed to an outdated internal policy with unclear guidance regarding the appropriate inputs.
Following the identification of the material weakness and prior to filing this Annual Report on Form 10-K, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with U.S. GAAP. Our CEO and CFO have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report.

This material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiency above represents a material weakness in our internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2024.

Management has been actively engaged in developing and implementing remediation plans to address the material weakness, as described below in section (c).

The Company’s independent registered public accounting firm, Grant Thornton, LLP, who audited our internal controls over financial reporting, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in its report.

(c)Remediation of Material Weaknesses in Internal Control over Financial Reporting

In fiscal year 2023, Management did not maintain an effective control environment encompassing the areas of risk assessment, monitoring, and other components, due to a lack of a sufficient complement of resources with the appropriate level of internal controls training, knowledge, and expertise necessary to meet our financial reporting requirements. During fiscal year 2024, Management made significant changes to its ICFR to remediate the material weaknesses, as follows:
•Trained accounting, operations, HR, and IT personnel and key management roles across the organization in the design and execution of internal controls under the required standards.
•Hired additional resources and consultants with expertise in internal control design to enhance our ICFR reporting capabilities.
•Assessed the financial reporting risks throughout fiscal year 2024 and developed or redesigned controls in all financial reporting business processes to address relevant financial reporting risks, including financial close, fixed assets, inventory, payroll, order-to-cash/revenue, stock-based compensation, and treasury.
•Implemented procedures to monitor that control activities were effectively maintained.

In fiscal year 2023, Management did not design and maintain effective internal controls over certain financial statement areas, including the procure to pay process and revenue recognition. During fiscal year 2024, Management made significant changes to its ICFR to remediate the material weaknesses identified in fiscal year 2023, as follows:

•Implemented NetSuite Order-to-Cash Management System which allowed us to: 1) automate procedures that were susceptible to manual data input errors, and 2) standardize policies and procedures over the majority of our sales transactions, including processes for new customer creation.
•Developed formal policy and process for timely and appropriate application of cash receipts.
•Developed formal policy and process over product pricing approvals and sales order reviews.
•Made a significant investment in hiring additional resources in Procure-to-Pay process that have the necessary expertise and responsibilities on properly executing control procedures over purchase order creation and maintenance.
•For control procedures where additional systematic tools or solutions will not be in place until a future period, we implemented additional look-back or data analysis procedures to review periodic transactions.
In fiscal year 2023, Management did not design and maintain effective information technology general controls for the significant systems used in the preparation of the financial statements. Specifically, we did not design and maintain (1) controls over change management for certain financial systems to ensure that data or system changes were identified, tested, and authorized according to policy, and migrated correctly into the production environment; and (2) monitoring controls which are executed by users other than those conducting changes to our financial systems. During fiscal year 2024, Management made significant changes to its ICFR to remediate the material weaknesses identified in fiscal year 2023, as follows:

•Transitioned the order-to-cash process from Salesforce to NetSuite, resulting in the removal of Salesforce as a system used in the preparation of financial statements.
•Redesigned controls in the NetSuite IT - Change Management process to address system administrator segregation of duties risks, including:
◦Implemented standard operating procedures over system changes to ensure approvals and documentation are properly retained.
◦Implemented two monitoring controls to ensure appropriate segregation of duties for changes made in the system.
◦Implemented a permissions review to ensure non-administrator users did not have inappropriate elevated access in the system.
Although the Company implemented meaningful control enhancements throughout the year and remediated the deficiencies identified in fiscal year 2023, the Company identified the material weakness described in section (b).
Management, with the oversight of the Audit Committee of the Board of Directors, will continue to take steps necessary to remedy the material weakness to reinforce the overall design and capability of our control environment. The following has been planned for implementation in Management’s ongoing efforts to remediate the identified material weakness:

•The Company will update its internal policy over stock-based awards to state clearly the appropriate inputs for the calculation over stock-based compensation. The Company will provide training over the updated internal policy to ensure understanding of the required procedures.
(d)Changes in Internal Control Over Financial Reporting
For the year ended December 31, 2024:

•Management remediated the prior year material weaknesses related to ineffective control environment, procure to pay, revenue recognition, and IT change management as described in section (c).
•The Company redesigned the inventory count process and standard operating procedures to ensure appropriate segregation of duties and improve the count procedures and related documentation.
•The Company completed the implementation of new human resources information system (UKG), including its payroll processing system.
•The Company implemented a new sales tax calculation system, AvaTax.
•In addition, the Company implemented a new equity administration system, Shareworks.
Other than the changes noted above, there have been no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(e)Attestation Report of the Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
BioLife Solutions, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of BioLife Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with U.S. GAAP, such that there is more than a remote likelihood that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The Company did not maintain effective internal controls to verify that key inputs for the Company’s stock-based compensation awards were entered correctly into the Company’s equity system. This weakness was attributed to an outdated internal policy with unclear guidance regarding the appropriate inputs.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 3, 2025 which expressed an unqualified opinion on those financial statements.
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
Other information
We do not express an opinion or any other form of assurance on the remediation plans and actions described in Management’s Annual Report on Internal Control over Financial Reporting.
/s/ GRANT THORNTON LLP

Bellevue, Washington
March 3, 2025

ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
The following table identifies and provides the material terms of the Rule 10b5-1 trading arrangements (as such term is defined in Item 408 of Regulation S-K) adopted or terminated by our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors during the quarter ended December 31, 2024.

Name and Position	Plan Adoption / Termination	Plan Adoption / Termination Date	Expiration Date	Number of Shares Purchased (Sold) / Terminated under Plan
Sarah Aebersold, Chief Human Resources Officer	Adoption	December 11, 2024	December 17, 2025	(7,324)
Amy DuRoss, Lead Director	Adoption	December 13, 2024	September 12, 2025	(5,632)
Joydeep Goswami, Director	Adoption	December 13, 2024	December 13, 2025	(9,000)

Non-Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2024, none of our officers or directors adopted or terminated any non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information regarding directors and nominees, code of ethics, corporate governance matters, and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”), which information is incorporated in this Annual Report on Form 10-K by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2025 Annual Meeting, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters” in the Company’s Proxy Statement for the 2025 Annual Meeting, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions, and Director Independence” in the Company’s Proxy Statement for the 2025 Annual Meeting, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth under the caption Principal Accountant Fees And Services in the Company’s Proxy Statement for the 2025 Annual Meeting, and is incorporated herein by reference.
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
Agreement and Plan of Merger, dated as of August 9, 2021, by and among the Company, BLFS Merger Sub, Inc., Sexton Biotechnologies, Inc. and Fortis Advisors LLC, in their capacity as the representatives of the stockholders of Sexton Biotechnologies, Inc. (incorporated by reference to Exhibit 2.6 to Company's report on Form 10-K filed March 31, 2022)

2.3***
Stock Purchase Agreement, dated April 17, 2024, by and between BioLife Solutions, Inc. and GCI Holdings Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on April 23, 2024)

2.4***
Stock Purchase Agreement, dated November 12, 2024, by and between BioLife Solutions, Inc., SciSafe, Inc., and Subzero Purchaser Corp. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on November 12, 2024)

2.5***
Stock Purchase Agreement, dated November 14, 2024, by and between BioLife Solutions, Inc. and Standex International Corporation (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on November 20, 2024)

3.1	Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 24, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2014)
3.3	Amended and Restated Bylaws of BioLife Solutions, Inc., effective November 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on November 12, 2024)
3.4	Certificate of Designations, Preferences, and Rights of Series A Preferred Stock (included as Exhibit 3.1 to the current report on Form 8-K filed on July 6, 2017)
4.1	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (filed herewith)
10.1**	BioLife Solutions, Inc. 2023 Omnibus Incentive Plan (included as Exhibit 4.1 to the Registration Statement on Form S-8 for the fiscal year ended December 31, 2023 filed August 15, 2023)
10.2**
BioLife Solutions, Inc. Employee and Executive Form of Restricted Stock Unit Award Agreement pursuant to the 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed February 29, 2024)

10.3**
BioLife Solutions, Inc. Director Form of Restricted Stock Unit Award Agreement pursuant to the 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed February 29, 2024)

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

10.9**
Amendment No. 2 to BioLife Solutions, Inc. Second Amended and Restated 2013 Performance Incentive Plan (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 filed on July 7, 2021)

10.10**
Amendment No. 3 to BioLife Solutions, Inc. Second Amended and Restated 2013 Performance Incentive Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 filed on September 12, 2022)

10.11	Twelfth Amendment to the Lease, dated June 5, 2024, by and between the Company and ARE-SEATTLE No. 38, LLC (filed herewith)
10.12	Lease Agreement dated October 1, 2019 for facility space 1102 Indiana Avenue, Indianapolis, IN 46202 (incorporated by reference to Exhibit 10.26 to Company's report on Form 10-K filed March 31, 2022)
10.13	Second Amendment to the Lease, dated November 5, 2024 for facility space 1102 Indiana Avenue, Indianapolis, IN 46202 (filed herewith)
10.14	Lease Agreement dated September 13, 2022 for facility space 19510 144th Avenue NE, Suite A-1, Woodinville, WA 98072 (filed herewith)
10.15*
Loan and Security Agreement, dated September 20, 2022, between BioLife Solutions, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q filed November 9, 2022)

10.16*
Waiver and First Amendment to Loan and Security Agreement, dated February 26, 2024, between BioLife Solutions, Inc. and First Citizens Bank and Trust Company (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed February 29, 2024)

10.17
Consent and Second Amendment to Loan and Security Agreement, dated April 17, 2024, by and among Silicon Valley Bank, BioLife Solutions, Inc., SAVSU Technologies, Inc., Arctic Solutions, Inc., SciSafe Holdings, Inc., Global Cooling, Inc., and Sexton Biotechnologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on April 23, 2024)

10.18
Consent and Third Amendment to Loan and Security Agreement, dated November 11, 2024, by and among Silicon Valley Bank, BioLife Solutions, Inc., SAVSU Technologies, Inc., Arctic Solutions, Inc., SciSafe Holdings, Inc., and Sexton Biotechnologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on November 12, 2024)

10.19**
Executive Employment Agreement, dated October 19, 2023, by and between the Company and Roderick de Greef (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed October 23, 2023)

10.20**
Separation, Release of Claims and Consulting Agreement, dated October 19, 2023, by and between the Company and Michael Rice (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed October 23, 2023)

10.21**	Amended Employment Agreement dated January 5, 2023 between the Company and Aby Mathew (filed herewith)
10.22**	Amended Employment Agreement dated June 1, 2023 between the Company and Todd Berard (filed herewith)
10.23**	Amended Employment Agreement dated June 1, 2023 between the Company and Karen Foster (filed herewith)
10.24**	Amended Employment Agreement dated June 1, 2023 between the Company and Sarah Aebersold (filed herewith)
10.25**	Amended Employment Agreement dated June 1, 2023 between the Company and Troy Wichterman (filed herewith)
10.26**
Board of Directors Services Agreement entered into May 4, 2015 by and between the Company and Other Non-Employee Directors (included as Exhibit 10.3 to the Current Report on Form 8-K filed on May 5, 2015)

10.27**	Form of Amendment to Employment Terms (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed August 16, 2023)
19.1	Insider Trading Policy (filed herewith)
21.1	List of the Company’s Subsidiaries (filed herewith)
23.1	Consent of Grant Thornton USA, LLP (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97.1	BioLife Solutions, Inc. Incentive-based compensation recovery policy (filed herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Management contract or compensatory plan or arrangement.
***	Certain potions portions of this exhibit have been redacted pursuant to Item 601(a)(5) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.
†	The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
(c)Excluded financial statements:
None.
ITEM 16.    FORM 10-K SUMMARY
The Company has elected not to include a summary pursuant to this Item 16.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 3, 2025	BIOLIFE SOLUTIONS, INC.

/s/ RODERICK DE GREEF
Roderick de Greef
Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 3, 2025	/s/ RODERICK DE GREEF
Roderick De Greef
Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Date:	March 3, 2025	/s/ TROY WICHTERMAN
Troy Wichterman
Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	March 3, 2025	/s/ AMY DUROSS
Amy DuRoss
Director

Date:	March 3, 2025	/s/ RACHEL ELLINGSON
Rachel Ellingson
Director

Date:	March 3, 2025	/s/ JOYDEEP GOSWAMI
Joydeep Goswami
Director

Date:	March 3, 2025	/s/ TONY HUNT
Tony Hunt
Director

Date:	March 3, 2025	/s/ TIM MOORE
Tim Moore
Director