Form 10-K/A
period 2024-12-31
BIOLIFE SOLUTIONS INC
filed 2025-04-08
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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
As of March 27, 2025, 47.5 million shares of the registrant’s common stock were outstanding.
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”), originally filed by BioLife Solutions, Inc. with the Securities and Exchange Commission (the “SEC”) on March 3, 2025. References throughout this Amendment No. 1 to “BioLife Solutions, Inc.”, “BioLife”, “we”, “us”, “our”, or the “Company” refer to BioLife Solutions, Inc. and its subsidiaries, taken as a whole, unless the context otherwise indicates.
We are filing this Amendment No. 1 pursuant to General Instruction G(3) of Form 10-K, as we do not intend to file a definitive proxy statement for our 2025 Annual Meeting of stockholders (the “Annual Meeting”) within 120 days of the end of our fiscal year ended December 31, 2024. Accordingly, this Amendment No. 1 is being filed solely to:

•amend and restate Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of our 2024 Annual Report, in their entirety as set forth herein; and
•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Because no financial statements have been included in this Amendment No. 1, and because this Amendment No. 1 does not contain or amend any disclosure with respect to paragraphs 3, 4 and 5 of Items 307 and 308 of Regulation S-K, the corresponding certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment No. 1.
Except as set forth above, no other Items of our 2024 Annual Report have been amended or revised in this Amendment No. 1, and all such other Items shall be as set forth in such 2024 Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the 2024 Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the 2024 Annual Report.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table and text set forth the names and ages of our directors and executive officers as of March 27, 2025. Our Board of Directors (the “Board”) is comprised of only one class of directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other public companies subject to the reporting requirements under the federal securities laws. There are no legal proceedings related to any of the directors or executive officers that must be disclosed pursuant to Item 401(f) of Regulation S-K. There are no family relationships among any of our directors or executive officers. No director or executive officer has any arrangement or understanding between him or her and any other person(s) pursuant to which he or she is to be selected as a director or officer of the Company.

Name	Age	Position and Offices With the Company
Roderick de Greef	64	Chief Executive Officer and Chairman of the Board
Troy Wichterman	40	Chief Financial Officer
Aby J. Mathew, Ph.D.	53	Chief Scientific Officer and Executive Vice President
Todd Berard	56	Chief Marketing Officer
Karen Foster	65	Chief Quality and Operations Officer
Sean Werner	51	Chief Technology Officer
Sarah Aebersold	49	Chief Human Resources Officer
Cathy Coste(1)	58	Director
Amy DuRoss	51	Lead Director
Rachel Ellingson	55	Director
Joydeep Goswami	53	Director
Tony Hunt(2)	61	Director
Tim Moore	63	Director
(1) Effective March 18, 2025, the Board appointed Cathy Coste to the Board and as a member and Chair of the Audit Committee.
(2) Effective January 2, 2025, the Board appointed Tony J. Hunt to the Board and as a member of the Audit Committee. He was also appointed as a member of the Compensation Committee as of March 18, 2025.

As of the date of the Company's 2024 Annual Meeting of Stockholders on August 1, 2024, a Joseph Schick, former member of the Board and Chair of the Audit Committee, stepped down from his Board position.
Roderick de Greef has been Chief Executive Officer and Chairman of the Board since October 2023 at BioLife. Previously, Mr. de Greef began serving as a director of the Board in January 2023, prior to which he served as President and Chief Operating Officer from November 2021 until he retired on January 3, 2023. Mr. de Greef was appointed Chief Operating Officer from December 2019 to May 2021 after his appointment as Chief Financial Officer from May 2016 to November 2021. He also served as interim Chief Financial Officer and interim Secretary from March 2016 through May 2016. Mr. de Greef served as a director of the Company from June 2000 through November 2013 and provided the Company with strategic and financial consulting services from July 2007 through August 2011. Since November 2022, Mr. de Greef has served as a director of the Upper Connecticut Valley Hospital, a non-profit, rural hospital in northern New Hampshire. Since December 2020, Mr. de Greef has served as a director of Sirona Medical Technologies, a cardia electrophysiology company. From February 2019 to January 2021, Mr. de Greef served as a director, chairman of the Audit Committee of the board of directors of Indonesia Energy Corporation Limited, an oil and gas exploration and production company. Mr. de Greef served Pareteum Corporation, a mobile communications company, as a director, chair of the Audit Committee and member of the Nominating and Corporate Governance Committee and Compensation Committee from September 2015 to September 2017, and also from January 2008 to October 2011. From November 2013 to October 2014, Mr. de Greef served as the president and sole director of Cambridge Cardiac Technologies, Inc. a privately held successor to Cambridge Heart, Inc. From November 2008 to October 2013, Mr. de Greef was the chairman of the board of Cambridge Heart, Inc., a manufacturer of non-invasive diagnostic cardiology products. From November 2003 to May 2013, Mr. de Greef served as a director, member of the Audit Committee and chairman of the Compensation Committee of Endologix, Inc. From 2001 to 2006, Mr. de Greef served as Executive Vice President and Chief Financial Officer of NASDAQ listed Cardiac Science, Inc., which in 2004 was ranked as the 4th fastest growing technology company in North America on Deloitte & Touche’s Fast 500 listing. Mr. de Greef received his Master of Business Administration degree from the University of Oregon, and a Bachelor of Arts in Economics and International Relations from San Francisco State University. Mr. de Greef has extensive experience in corporate finance and the business world in general as well as serving as an officer and director of public companies.
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
Karen Foster has been Chief Quality Officer since December 2019 and became Chief Quality and Operations Officer as of January 2024. Before her appointment as Chief Quality Officer, Ms. Foster had served as Vice President, Operations since April 2016. From 2003 to early 2016, Ms. Foster was Vice President of Laboratory Operations and Site Leader at ViaCord, LLC, a family cord blood bank, and subsidiary of PerkinElmer Inc. Over a 25-year career, Ms. Foster has managed manufacturing and quality operations in several capacities for companies including ViaCord, Pfizer, Inc. (formerly Pharmacia Corporation) and Amersham Pharmacia Biotech, Inc. (formerly Phamacia Biotech, Inc.). She holds an MBA from the University of Wisconsin-Milwaukee (specialization in Operations Management), an M.S. in Zoology from University of Wisconsin-Milwaukee (specialization in Microbiology) and a B.S. in Biological Sciences from Michigan Technological University.

Sean Werner has been Chief Technology Officer since November 2024. Prior to his appointment as Chief Technology Officer, Mr. Werner served as Senior Technology Officer, Life Sciences from September 2021 through November 2024. From October 2019 through September 2021, Mr. Werner was President of Sexton Biotechnologies, Inc, until its acquisition by the Company. Mr. Werner additionally served as Director of Regulatory Affairs of Cook Regentec LLC, a subsidiary of Cook Medical, Inc. (“Cook Medical”), from January 2015 through September of 2021. He also held the position of Director of Regulatory Science, Cell Therapies while at Cook Medical from October 2013 through October 2019. Mr. Werner has a combined 23 years of experience in various roles in the scientific, global regulatory, and general management functions supporting medical devices, autologous cell therapy, and single use disposable development programs. He has guided regenerative medicine research programs, pre-clinical and clinical testing and submission strategies leading to global commercialization of medical devices and bioprocessing tools. Mr. Werner holds a BS in Biology from Indiana University, a PhD in Biology from Purdue University, and held post-doctoral positions at the Indiana University School of Medicine and Eli Lilly and Company.
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

Cathy Coste has served as a director and Chair of our Audit Committee since March 2025. Ms. Coste has served as a director of Biomerica, Inc. (NASDAQ: BMRA) since August 2020, Minerva Surgical, Inc. (which recently went private in 2024) since February 2021 and Renalytix plc (OTCQB: RNLXY) since June 2023, serving as audit committee chair for each. After over 32 years with Deloitte & Touche LLP (“Deloitte”), Ms. Coste retired from Deloitte in September 2020, where she most recently was a senior partner and life sciences industry executive leader. During her time with Deloitte, she served in corporate and professional services positions, ultimately leading global finance, internal audit and operations teams while participating in more than 200 audit committee meetings. Previously she worked at Mervyn's from April 1991 to February 1999, where she held positions of increased responsibility in accounting, financial planning and analysis, store facilities, and store operations. She holds a B.A. in Business Administration - Accounting from California State University, Hayward, and completed Harvard Business School's Corporate Director's Certificate Program. She is a licensed Certified Public Accountant. The Board has determined that Ms. Coste is qualified to serve as a director because of her expertise in financial services, audits, risk and controls, and compliance, and her decades of experience in the life sciences industry.

Amy DuRoss has served as Lead Director of our Board of Directors since August 2023 and member of our Governance and Nominating Committee and as Chair of the Compensation Committee since April 2021. Ms. DuRoss previously served as Chief Executive Officer of Vineti, Inc., a healthcare technology company, from the time that she co-founded Vineti in April 2016 through March 2022. Ms. DuRoss led Vineti and its software as a service platform to the forefront of innovation supporting cell and gene therapy manufacturing, delivery and patient follow up. Before co-founding Vineti, Ms. DuRoss focused on healthcare new business creation for GE Ventures, a venture capital subsidiary of General Electric (NYSE: GE), serving as a Managing Director from May 2013 to May 2017. Prior to GE, Ms. DuRoss was Chief Business Officer at Navigenics, Inc., a genomics company sold to Life Technologies Corporation in 2012. Ms. DuRoss was Co-founder and Executive Director of Proposition 71, California's stem cell research initiative passed in 2004, as well as Chief of Staff at the resulting state grant oversight agency. Ms. DuRoss was named a 2016 Health Innovator Fellow by the Aspen Institute. Ms. DuRoss also serves as a member of the Board of Directors for the ARM Foundation for Cell and Gene Medicine. Ms. DuRoss holds an MBA, Masters degree in English, and Bachelors of Arts degree in English from Stanford University. The Board has determined that Ms. DuRoss is qualified to serve as a director because of her experience founding and growing a successful business in the cell and gene therapy space.

Rachel Ellingson has served as a director and member of our Compensation Committee and Audit Committee since April 2021. Since March 2025, Ms. Ellingson has served as Chief Strategy and Corporate Development Officer at Solventum, a diversified medical device company (NYSE: SOLV). As a member of the executive leadership team at SOLV, Ms. Ellingson is responsible for global oversight of strategy, business development, integration, and divestitures. Prior to her appointment at SOLV, Ms. Ellingson served as Chief Administrative Officer and Chief Strategy Officer at Zimmer Biomet Holdings, Inc., a medical device company focused in orthopedics (NYSE: ZBH) from April 2018 to March 2025. Ms. Ellingson also served as Vice President, Corporate Strategy and as a member of the executive leadership team at St. Jude Medical, Inc., a medical device company focused on cardiovascular and neuromodulation therapies, from 2011 to 2017. Before joining St. Jude Medical, Ms. Ellingson served as Vice President, Business Development and Investor Relations at AGA Medical Corporation, a developer and manufacturer of cardiovascular medical devices. Ms. Ellingson was an investment banker prior to her appointment at AGA Medical, serving as a Managing Director in the Healthcare Investment Banking sector of Bank of America Corporation (NYSE: BAC) and prior to that, was with Cowen & Company (NASDAQ: COWN). Ms. Ellingson holds an MBA in Finance from the University of Connecticut and a Bachelor of Arts degree from the University of Rhode Island. The Board has determined that Ms. Ellingson is qualified to serve as a director because of her experience with strategic leadership and investment banking.

Joydeep Goswami has served as a director, as a member of our Audit Committee and as Chair of our Nominating and Governance Committee since October 2021. Dr. Goswami served as Chair of our Audit Committee from August 2024 to March 2025. Dr. Goswami currently serves as President and Chief Executive Officer of LGC Group, an international life sciences measurement and tools company. Prior to his appointment as CEO of LGC Group in January 2025, Dr. Goswami served as an Advisor to Illumina, Inc. (“Illumina”), a life sciences tools and diagnostics company, between April 2024 to December 2024. From February 2023 and April 2024, Dr. Goswami also served as Chief Financial Officer and Chief Strategy and Corporate Development Officer at Illumina. During his service on the executive leadership team at Illumina, Dr. Goswami was responsible for driving planning, strategic partnerships, and acquisitions. Prior to Illumina, Dr. Goswami served as the President of the Clinical Next-Generation Sequencing (NGS) and Oncology business unit of Thermo Fisher Scientific Inc. (“Thermo Fischer Scientific”), where he oversaw efforts that drove the adoption of NGS in clinical oncology, research and reproductive health. Dr. Goswami has held senior leadership roles across the pharma/biotech, diagnostics and research tool continuum, previously serving at companies such as Life Technologies Corp. (“Life Technologies”) and Invitrogen Corp. (“Invitrogen”), in addition to Thermo Fisher Scientific. He has led teams across various functions, including sales, marketing, R&D and other support functions. Dr. Goswami served as President, Asia Pacific and Japan while at Thermo Fisher Scientific and created the Stem Cells and Regenerative Medicine Business Unit at Invitrogen. Additionally, he spent five years at McKinsey, where he specialized in strategy for pharmaceutical, medical technology and technology companies. Dr. Goswami holds his MS, PhD in Chemical Engineering, and MBA from MIT and a Bachelor's degree in Chemical Engineering from the Indian Institute of Technology. The Board has determined that Dr. Goswami is qualified to serve as a director because of his experience with strategic and financial leadership and international operations experience.

Tony J. Hunt has served as a director and member of our Audit Committee since January 2025, and a member of our Compensation Committee since March 2025. Mr. Hunt has served as Executive Chairman of Repligen Corporation, or Repligen (NASDAQ: RGEN), since September 2024. Prior to being named Executive Chairman of Repligen, Mr. Hunt served as Chief Executive Officer and as a member of the board of directors of Repligen since May 2015, having joined Repligen in May 2014 as Chief Operating Officer. Prior to Repligen, Mr. Hunt was President of Bioproduction at Life Technologies Corporation, or Life Technologies, a global life sciences company which was acquired by Thermo Fisher Scientific in 2014. He joined Life Technologies in 2008, serving as General Manager of Bioproduction Chromatography and Pharma Analytics before being named President of Bioproduction in 2011. From 2000 to 2008, Mr. Hunt was with Applied Biosystems as Senior Director of Pharma Programs where he launched the Pharma Analytics business that in 2008 became a part of the Bioproduction platform at Life Technologies. Mr. Hunt also serves on the board of directors of one publicly traded company, 908 Devices Inc. Mr. Hunt received a B.S. in Microbiology and an M.S. in Biotechnology from University College in Galway, Ireland, and a M.B.A. from Boston University School of Management. The Board has determined that Mr. Hunt is qualified to serve as a director because of his deep understanding of the bioprocessing market and prior experience as a public company director.

Tim Moore has served as a director and member of our Compensation and Nominating and Governance Committees since September 2022. He has more than three decades of leadership experience in biopharmaceutical manufacturing and operations. Mr. Moore served as Executive Vice President, Chief Technical Operations at Allogene Therapeutics, Inc. through February 2025, an allogeneic company for CAR-T cell therapy. Mr. Moore also served as COO of Instil Bio through December 2022, a TIL cell therapy company focused on solid tumors. Mr. Moore also served as the President and COO at PACT Pharma from October 2019 through September 2022. Prior to joining PACT, he served as Executive Vice President, Technical Operations at Kite, a Gilead Company, since March of 2016. During this time Mr. Moore was responsible for overseeing the process development, manufacturing, quality and supply chain for the launch of Yescarta®, one of the first CAR T therapies to be developed, manufactured and commercialized, as well as advancement of the Kite pipeline. In addition, Mr. Moore globally expanded biopharmaceutical operations to serve and support the US, EU, as well as key partners in Asia. Prior to Kite, Mr. Moore served as the Senior Vice President, Head of Global Technical Operations – Biologics of Genentech, Inc. and as a member of the Genentech Executive Committee since 2010. In this role, Mr. Moore oversaw global leadership for more than 7,500 professionals across 10 internal sites and over 37 contract manufacturing organizations, as well as global manufacturing and end-to-end quality supply performance of more than 20 biological product families. Prior to that, Mr. Moore was Genentech’s Senior Vice President, Global Supply Chain and Global Engineering from 2007 to 2010. Previously, Mr. Moore served as Vice President, Operations at ZLB Behring (formerly Aventis Behring). He is currently a member of ISPE, PDA and has been a part of the Executive Committee of BioPhorum and serves as a Board member for Cerus. Mr. Moore received a B.S. in Chemical Engineering from Tulsa University and a M.S. in Engineering Management from Northwestern University. The Board has determined that Mr. Moore is qualified to serve as a director because of his extensive experience with leading and executing large scale manufacturing operations in the biopharmaceutical industry.
Except as otherwise provided by law, each director shall hold office until either their successor is elected and qualified, or until he or she sooner dies, resigns, is removed or becomes disqualified. Officers serve at the discretion of the Board.
Board of Directors
Overview
Our Bylaws provide that the size of our Board is to be determined from time to time by resolution of the Board but shall consist of at least three members. Our Board currently consists of seven members. Mr. de Greef serves as Chairman of the Board and is Chief Executive Officer and Amy DuRoss serves as Lead Director of the Board.
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

The following table sets forth the current composition of the three standing committees of our Board:

Name	Board	Audit	Compensation	Governance and Nominating
Mr. de Greef	Chair
Ms. Coste	X	Chair
Ms. DuRoss	X		Chair	X
Ms. Ellingson	X	X	X
Mr. Goswami	X	X		Chair
Mr. Hunt	X	X	X
Mr. Moore	X		X	X
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
The Board has determined that all members of our Audit Committee meet the independence and financial literacy standards of NASDAQ and applicable SEC rules. The Board has determined that Ms. Coste is an “audit committee financial expert” as defined by the rules of the SEC.
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
The members of the Compensation Committee are independent directors under the applicable NASDAQ listing rules.
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
All members of our Governance and Nominating Committee are independent are independent directors under the applicable NASDAQ listing rules.
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
Stockholder Nominees for Director
There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.
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

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended December 31, 2024, the Company believes that all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis during the year ended December 31, 2024, except those listed below:
•March 13, 2024: Section 16(a) filing filed late by Amy DuRoss reflecting one late Form 4 reporting three transactions.
•April 18, 2024: Section 16(a) filing filed late by Todd Berard reporting one late Form 4 reflecting one transaction.
•April 23, 2024: Section 16(a) filing filed late by Sarah Aebersold, Todd Berard, Karen Foster, Aby J. Mathew, and Troy Wichterman. Each filed one late Form 4 reporting one transaction, with the exception of Sarah Aebersold, who reported two transactions.
•September 18, 2024: Section 16(a) filings filed late by Sarah Aebersold, Todd Berard, Karen Foster, Aby J. Mathew, and Troy Wichterman. Each filed one late Form 4 reporting three transactions, with the exception of Sarah Aebersold, who reported four transactions.
•December 19, 2024: Section 16(a) filing filed late by Aby J. Mathew reflecting one late Form 4 reporting two transactions.
Insider Trading Policy
We have adopted a formal insider trading policy that governs the purchase, sale, and/or disposition of our securities, as well as the securities of other companies with whom we have a business relationship, by directors, officers, employees, and consultants that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy was filed as Exhibit 19.1 to our 2024 Annual Report filed with the SEC on March 3, 2025. This policy has been designed to prevent insider trading or even allegations of insider trading.
ITEM 11.    EXECUTIVE COMPENSATION
Compensation Committee Report
Our Compensation Committee, which is comprised solely of independent directors within the meaning of applicable rules of NASDAQ and non-employee directors within the meaning of Rule 16b-3 under the Exchange Act, is responsible for developing executive compensation policies and advising the Board with respect to such policies and administering the Company’s cash and equity incentive plans. Subject to Board approval, the Compensation Committee sets performance goals and objectives for the CEO and the other executive officers, evaluates their performance with respect to those goals and sets their compensation based upon the evaluation of their performance. In evaluating executive officer pay, the Compensation Committee may retain the services of a compensation consultant and consider recommendations from the CEO with respect to goals and compensation of the other executive officers. The Compensation Committee assesses the information it receives in accordance with its business judgment. The Compensation Committee also periodically reviews non-employee director compensation. All decisions with respect to executive compensation are generally recommended by the Compensation Committee to the full Board for approval and all decisions with respect to director compensation are recommended by the Compensation Committee to the full Board for approval.

Our Compensation Committee has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the compensation discussion and analysis be included in this document.
Respectfully submitted by the Compensation Committee:
Amy DuRoss, Chairperson
Rachel Ellingson
Tony Hunt
Timothy Moore
Compensation discussion and analysis
Our compensation discussion and analysis (“CD&A”) describes our executive-compensation philosophy and program as reported in the executive compensation tables that follow, which provide information relating primarily to compensation decisions for the following 2024 named executive officers (“NEOs”) of the Company:

Name	Position with the Company
Roderick de Greef	Chief Executive Officer and Chairman of the Board
Troy Wichterman	Chief Financial Officer
Aby J. Mathew	Chief Scientific Officer and Executive Vice President
Todd Berard	Chief Marketing Officer
Garrie Richardson(1)	Former Chief Revenue Officer
Karen Foster	Chief Quality and Operations Officer
(1) As of November 12, 2024, Garrie Richardson was terminated from his position as Chief Revenue Officer in connection with the divestiture of SciSafe, Inc. Mr. Richardson is included as an NEO pursuant to Regulation S-K.
2024 year in review

For the fiscal year ended December 31, 2024, we were able to successfully transition to a more streamlined, focused bioproduction products and services company servicing the cell and gene therapy market. We were able to accomplish three successful divestitures consisting of Global Cooling and Custom Biogenics (the "Freezer Business") and our storage business, SciSafe. This not only provided us with a significant influx of cash as of the year ended December 31, 2024, but also allows the Company to prioritize greater efficiencies in its proprietary cell processing products and services, deepen our relationships with existing biopreservation media customers, emphasize cross-selling of other cell processing products and services, and continue to optimize our long-term value to our customers and shareholders. Among our accomplishments in the year ended December 31, 2024 were the following:

Revenue and other financial metric performance
•Revenue increased to $82.3 million, an overall gain of 8% year -over-year, compared to revenue of $75.9 million in 2023
•Sequential increase in cell processing revenue for each quarter of the year ended December 31, 2024
•Positive adjusted EBITDA of $15.6 million, or 19% as a percentage of revenue (adjusted EBITDA is a non-GAAP metric; please see the Non-GAAP metric reconciliation table section below for a reconciliation of adjusted EBITDA to its most directly comparable GAAP financial measure)

Business highlights
•Divestitures of Global Cooling (April 2024), Custom Biogenics ("CBS") (November 2024), and SciSafe (November 2024) providing approximately $74.7 million in cash during the year ended December 31, 2024
•Release of CellSeal CryoCase™ product

In summary, we met our objectives set forth in the prior year to streamline our business to return the greatest value to our customers and shareholders. We are keenly focused on continuing this progress and strengthening our current product portfolio and market exposure for the best interest of the Company and our shareholders.

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
It is the responsibility of our Compensation Committee to administer the Company’s compensation programs to ensure that they are competitive with other bioprocessing, life sciences, and biotechnology companies, and to include incentives that are designed to appropriately drive the Company’s continued development to create shareholder value. The Compensation Committee reviews and approves (and, where required, recommends to the Board for approval) all components of the Company’s executive officer compensation, including base salaries, annual cash incentive compensation, and equity incentive compensation.
Compensation objectives
The Company’s compensation programs for its executive officers are designed to provide the following:
•Salaries and total compensation that are competitive with other bioprocessing, life sciences, and biotechnology companies with which the Company competes for talent, determined by comparing the Company’s pay practices with these companies. The Compensation Committee’s objective is to align executive total annual compensation, including salary, cash bonus and long-term equity, near the 50th percentile of the Company’s peer group, although peer group benchmarking is only one of several factors the Compensation Committee considers.
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
Double Trigger: We provide each NEO severance benefits that are triggered only upon an involuntary termination of employment, including resignation for good reason, following a change-in-control (i.e., double trigger).

Board and Compensation Committee consideration of shareholder advisory votes on compensation
In evaluating our executive compensation programs for the fiscal year ended December 31, 2024, the Compensation Committee considered the shareholder advisory vote on our executive compensation, (the “say-on-pay vote”), for the fiscal year ended December 31, 2023, which was approved by 82.4% of the votes cast.
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
Role of management
The Compensation Committee consults with our CEO and management when making compensation decisions to gather information on corporate and individual performance, the perspective of management, and their recommendations on compensation matters. The Compensation Committee uses these recommendations as one of several factors in making compensation decisions, and those decisions do not necessarily follow management’s recommendations. While the CEO may make recommendations to the Compensation Committee regarding the pay of other executive officers, he is not present during deliberations related to his own compensation.
Role of compensation consultant
In establishing compensation levels for each executive officer, the Compensation Committee has the authority to engage the services of outside experts. For analysis of the fiscal year ended December 31, 2024 executive compensation structure, the Compensation Committee retained Frederic W. Cook & Co, Inc. ("FW Cook"), an independent compensation consulting firm, to assist management in assessing and reporting to the Compensation Committee the competitiveness and effectiveness of the Company’s executive compensation programs. In addition, our finance and human resources departments support management in their work and act in accordance with the direction given to them to administer our compensation programs.
The Compensation Committee has assessed any potential conflicts of interest raised by the work of FW Cook, our compensation consultant, pursuant to applicable SEC rules and NASDAQ listing rules and has determined that no such conflict of interest exists.
In January 2024 the Compensation Committee held meetings with management to review the reports prepared by FW Cook to:
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

•Benchmark our executive cash compensation and equity-based awards programs, and assess our pay versus performance against our peer group
•Review recommendations for fiscal year 2024 compensation for appropriateness relative to our compensation objectives
Use of peer group to benchmark compensation
In January 2024, FW Cook provided the Compensation Committee with an analysis of base salary, target bonus, target total cash, long-term incentive value and design, and target total compensation for executives, and cash and equity compensation for non-employee directors, of comparable companies in the bioprocessing, life sciences, and biotechnology industries. In performing this analysis, FW Cook used a peer group of 20 bioprocessing, life sciences, and biotechnology companies, which was reviewed and approved by management. As necessary, FW Cook, in conjunction with management, reevaluates our peer group in light of developments in the market and our industry. As a result of this review, the Compensation Committee determined to add three companies to the peer group and to remove three companies from the peer group compared to the prior report. The companies included in the peer group had revenues of approximately ranging from 50% to 900% of our revenue for the most recent year ended, which was December 31, 2023.
The peer group used in the report presented for consideration of 2024 compensation decisions and approved by the Compensation Committee consisted of the following companies:

ANGO	AngioDynamics	CDXS	Codexis	NVRO	NEVRO Corporation
AORT	Artivion	CYRX	Cryoport	MCRB	Seres Therapeutics
ATRI(1)	Atrion Corporation	GKOS	Glaukos	SILK(3)	Silk Road Medical, Inc.
CDMO	Avid Bioservices	IRTC	iRhythm	STAA	STAAR Surgical Company
AXGN	Axogen Corporation	MXCT	MaxCyte	LAB	Standard BioTools
AZTA	Azenta	MLAB	Mesa Laboratories, Inc.	VCYT	Veracyte, Inc.
CERS	Cerus Corporation	NSTG(2)	Nanostring Technologies, Inc.
(1)Atrion Corporation was acquired by Nordson Corporation (NASDAQ: NDSN) as of August 2024.
(2)Nanostring Technologies, Inc. was acquired by Bruker Technologies (NASDAQ: BRKR) as of April 2024.
(3)Silk Road Medical, Inc. was acquired by Boston Scientific Corporation (NASDAQ: BSX) as of September 2024.
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
In March 2024, the Compensation Committee granted to the NEOs, service vesting-based restricted stock awards which vest over a four-year period, and market-based restricted stock awards which contain a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2024 through December 31,

2025 as compared to the total shareholder return of our 20 company peer group disclosed above. The size of these grants is based on target long-term incentive levels for each of the NEOs.

Executive compensation

Base salary

Base salary represents the fixed portion of an executive officer’s compensation and is intended to provide compensation for day-to-day performance. The Compensation Committee believes that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. Each executive officer’s base salary is initially determined upon hire or promotion based on the executive officer’s responsibilities, prior experience, individual compensation history and salary levels of other executives within the Company and similarly situated executives within our peer group. Base salary is typically reviewed annually. The Compensation Committee believes that the base salaries paid to our executive officers during the fiscal year ended December 31, 2024 achieved the Company’s compensation objectives. Base salaries for the NEOs for 2024, 2023 and 2022 are as follows:

Name	2024 Base Salary ($) (1)	2023 Base Salary ($) (1)	Base Salary Increase in 2024 vs 2023 (%)
Roderick de Greef(2)	744,450	744,450	—
Aby J. Mathew	435,000	435,000	—
Troy Wichterman	472,000	472,000	—
Todd Berard(3)	370,000	332,000	11
Garrie Richardson(4)	367,500	367,500	—
Karen Foster	430,000	382,000	13
(1) These base salary increases were based on each NEO’s performance, qualifications, experience, responsibilities, and FW Cook’s survey of the publicly disclosed compensation for similar positions at companies in the peer group.
(2) The 2023 base salary presented here is reflecting the annual salary as outlined within the employment agreement of Mr. de Greef. The actual salary earned by Mr. de Greef is presented within the Summary compensation table as he had not served in his position for the entirety of 2023.
(3) The 2024 base salary presented here is reflecting the annual salary as outlined within the employment agreement of Mr. Berard. The actual salary earned by Mr. Berard is presented within the Summary compensation table as he received a salary increase during the year ended December 31, 2024.
(4) The 2024 base salary presented here is reflecting the annual salary as outlined within the employment agreement of Mr. Richardson. The actual salary earned by Mr. Richardson is presented within the Summary compensation table as he had not served in his position for the entirety of 2024.
Annual cash incentive compensation (short-term incentive) plan
In 2024, as in prior years, executives were eligible for bonuses, as approved by the Compensation Committee and the Board, with pre-established goals and weightings, which was designed to reward achievements based upon quantitative and qualitative Company performance (the “Company Objectives”), and to incentivize and reward NEOs for achieving performance goals that drive Company performance, align pay and performance, and support the long-term growth of the Company.
All NEO incentive payouts are calculated based solely on Company Objectives to closely align compensation with the Company’s performance. The Compensation Committee determines each NEO’s annual cash incentive compensation after the end of each fiscal year, which is calculated as a percentage of the executive officer’s target annual cash incentive compensation (“Target Award”). The Compensation Committee establishes each NEOs Target Award at a level that represents a meaningful portion of each NEO's cash compensation. In addition, the Compensation Committee sets thresholds, target, and maximum performance goals, and related payout levels, considering annual cash incentive compensation levels for comparable positions within our peer group and our own historical practices. An NEO could earn between 0% and 118% of the NEOs Target Award for achievement of Corporate Objectives, dependent upon the level of achieved performance.

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
4.For determinations regarding executive officers, the Compensation Committee generally makes a recommendation to the Board for its approval.
Summary of 2024 performance measure and goals
The Compensation Committee may, at its discretion, elect to adjust bonuses or not to pay bonuses at all. A Target Award and the weight assigned to Company Objectives are determined based upon competitive market data derived from our peer group. The final incentive payout is determined based on the achievement of Company Objectives defined for each organizational level and position and the Target Award.
Our Company is focused on driving above-industry level growth through internal innovation, acquisitions, and expansion of applications for our products and services. With our focus on revenue growth and positive adjusted EBITDA, we believe that revenue and adjusted EBITDA are relevant metrics to reflect success. Revenue and adjusted EBITDA held the highest weight of Company Objectives, and the remaining weighting was attributed to each of the other Company Objectives as recommended by management and approved by the Compensation Committee. We believe these are objectives that our executive team can directly impact, and that drive shareholder value.
For the 2024 Plan, the Compensation Committee set the following Company Objectives and related payout levels:
•Revenue (30%): For 2024, the revenue target was set at $76 million, which if achieved, would result in a payout of 30% of each NEOs Target Award. If the Company achieved revenues of $81 million, a 30% increase of payout would result and each NEOs Target Award would be paid at 39% with respect to the revenue metric. If achieved performance was below $76 million but at or above $71 million, a 30% reduction of payout would result and each NEOs Target Award would be paid at 21% with respect to the revenue metric. If achieved performance was below $71 million, then no payout would be made to the NEOs with respect to the revenue metric.
•Adjusted EBITDA Margin(1) (30%): For 2024, the adjusted EBITDA target was set at 13% of revenues, which if achieved, would result in a payout of 30% of each NEOs Target Award with respect to the adjusted EBITDA metric. If the Company achieved adjusted EBITDA of 16% of revenues, a 30% increase of payout would result and each NEOs Target Award would be paid at 39% with respect to the adjusted EBITDA metric. If achieved performance was below 13% of revenues but at or above 10% of revenues, a 30% reduction of payout would result and each NEOs Target Award would be paid at 21% with respect to the adjusted EBITDA metric. If achieved performance was below 10% of revenues, then no payout would be made to the NEOs with respect to the adjusted EBITDA metric.
•Remediation of material weaknesses (20%): In 2024, the objective to remediate material weaknesses, and incur no additional material weaknesses, would result in a payout of 20% of each NEOs Target Award. If all material weaknesses were not remediated or any new material weaknesses were assessed for the 2024 period, the Compensation Committee would assess the progress made by Management on remediation efforts to determine payout of this Company Objective.
•Implementation of NetSuite MRP module on Media (20%): In 2024, the objective to implement the NetSuite MRP module on the media product line would result in a payout of 20% of each NEOs Target Award. If the NetSuite MRP module was not successfully implemented on the media product line during the 2024 period, no payout would be made to the NEOs with respect to the implementation of the NetSuite MRP module metric.
(1) Adjusted EBITDA is a non-GAAP metric. A reconciliation of this metric is provided below.

Non-GAAP metric reconciliation table
Our Target Awards include the calculation of a non-GAAP financial measure which we believe provides useful information for evaluating business performance. When analyzing the Company's operating results, investors should not consider non-GAAP measures as substitutes for the comparable financial measures prepared in accordance with GAAP.
Adjusted EBITDA reconciliation

Year Ended December 31,
2024
GAAP Net loss from continuing operations	$(11,387)

ADJUSTMENTS:
Interest expense, net	719
Accretion of available-for-sale investments	(476)
Income tax benefit	(38)
Depreciation	2,754
Intangible asset amortization	2,737
EBITDA	$(5,691)

OTHER ADJUSTMENTS:
Share-based compensation (non-cash)	16,514
Acquisition and divestiture costs	1,260
Loss on disposal of assets	129
Change in fair value of investments	4,074
Other income	(979)
Inventory reserve costs	247
ADJUSTED EBITDA	$15,554
% of Revenue	19%
(1) Adjusted EBITDA excluded executive bonuses from GAAP operating expenses to determine target award percentage.
Individual annual cash incentive targets
For the fiscal year ended December 31, 2024, the Company established a Target Award for each NEO Company Objectives, which are set forth below:

Name	Target Award as % of Salary for the Fiscal Year Ended December 31, 2024	Portion Tied to Company Objectives (%)
Roderick de Greef	100	100
Aby J. Mathew	45	100
Troy Wichterman	60	100
Todd Berard	50	100
Garrie Richardson	50	100
Karen Foster	45	100

Performance against 2024 company objectives
The following table summarizes the performance of the Company against the Company Objectives for the fiscal year ended December 31, 2024:

Company Objectives for the Fiscal Year Ended December 31, 2024
Revenue target	Revenues of $82 million met maximum payout threshold of 39%
Adjusted EBITDA target	Adjusted EBITDA margin of 19% of total revenues met maximum payout threshold of 39%
Remediation of all material weaknesses	The Company remediated all material weaknesses from 2023. However, incurred one new material weakness in 2024, resulting in payout of 10%.
Implementation of NetSuite MRP module on Media	The Company did not fully implement the NetSuite MRP module on Media product line, resulting in 0% payout of this objective.
The Compensation Committee reviewed our achievement of the Company Objectives and determined that the Company achieved the Company Objectives at 88% of target levels. The Compensation Committee made this determination in consideration of revenues of $82 million, adjusted EBITDA, less executive bonus, of 19% of revenue, and the remediation of all previous material weaknesses of the Company. However, as the Company incurred one new material weakness during the year ended December 31, 2024, the Compensation Committee determined the NEOs would be awarded for 50% of the payout for the remediation of material weaknesses objective as outlined in the Company Objectives.
Annual bonus incentive payments under the plan
The table below shows the annual bonus incentive payments made to our NEOs under the Plan for the fiscal year ended December 31, 2024:

Name(1)	Target Award as % of Salary for the Fiscal Year Ended December 31, 2024	2024 Company Objectives Results (%)	2024 Bonus Payout ($)	2024 Overall Achievement % of Target Award
Roderick de Greef	100	88	655,116	88
Aby J. Mathew	45	88	172,260	40
Troy Wichterman	60	88	249,216	53
Todd Berard	50	88	148,004	44
Karen Foster	45	88	170,280	40
(1) Garrie Richardson was not eligible for the payout of the annual bonus incentive due to the nature of his termination as defined within his employment agreement.
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
For the fiscal year ended December 31, 2024, the Compensation Committee considered a number of factors in determining what, if any, equity incentive compensation to grant to the executive officers, including:
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

The target split of the long-term equity incentive compensation awards made to our NEOs, based upon dollar value, is 50% market-based, and 50% service vesting-based restricted stock awards. We granted our NEOs these equity incentive instruments in 2024, 2023 and 2022 and we anticipate that we will continue to include these grants as part of our long-term incentive compensation program going forward for the reasons noted above.
In March 2024, the Compensation Committee granted the following long-term incentive compensation awards to each of the NEOs of the Company. These awards are split based upon dollar value between service vesting-based restricted stock awards (50%) and target market-based restricted stock awards (50%) for all NEOs except the CEO, Mr. de Greef, who received a split based upon the dollar value between target market-based restricted stock awards (50%) and a target performance-based stock award (50%).

Name	Service-vesting based stock awards (#)	Target Market-based Stock Units (#)	Target Performance-based Stock Units (#)
Roderick de Greef(1)	—	109,512	109,512
Aby J. Mathew	25,470	25,470	—
Troy Wichterman	41,715	41,715	—
Todd Berard	14,456	14,456	—
Garrie Richardson(2)	12,516	25,032	—
Karen Foster	20,651	20,651	—
(1) As of the year ended December 31, 2024, the probability of attainment of the performance condition for Mr. de Greef's performance-based stock award increased to approximately 142% of shares granted (representing 155,178 shares).
(2) Upon Mr. Richardson's termination on November 12, 2024, all service-vesting based shares, both vested and unvested, were accelerated. As of his termination date, Mr. Richardson's market-based awards vested at 200% according to the terms of his separation agreement.
Service vesting-based equity awards granted in 2024 will vest one-quarter of the shares in one year with the remainder vesting quarterly over three years. Market-based restricted stock awards contain a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2024 through December 31, 2025 as compared to the total shareholder return of our 20 company peer group. Specifically, the market-based awards are earned at 200%, 150%, 125%, 100%, 50%, and 25% of target at the 80th, 70th, 60th, 50th, 40th, and 30th percentiles, respectively. Payout is capped at 200% and there is no payout if the Company’s TSR is below the 30th percentile. Linear interpolation is used for achievement between the foregoing performance levels.
For Mr. de Greef's performance-based award, the shares granted contain performance conditions related to adjusted EBITDA for fiscal year 2025 (before fiscal year 2025 bonuses). The performance-based award will be earned at 50% of target if such adjusted EBITDA is $19 million, 100% of target if such adjusted EBITDA is $21 million, and 200% of target if such adjusted EBITDA is $23 million. The payout is capped at 200%. No portion of the award is earned if such adjusted EBITDA is below $19 million. Achievement between tiers is linearly interpolated.
2022 market-based stock units
In February 2022, the Compensation Committee granted to the NEOs market-based restricted stock awards which contained a market condition based on TSR. The TSR market condition measured the Company’s performance against a peer group. The market-based restricted stock awards were eligible to vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2022 through December 31, 2023 as compared to the total shareholder return of our 20 company peer group disclosed in the Company’s proxy statement filed in 2023. In early 2024, the Compensation Committee determined that the Company’s TSR performance for fiscal 2022 through fiscal 2023 was at the 60th percentile, corresponding to a payout of 125% of the targeted shares of the 2022 TSRs.
The Compensation Committee and, if applicable, the Board typically grant equity awards, including, if any, stock options, during their regularly scheduled meetings early in the fiscal year. However, the timing of this approval may be changed in the event of extraordinary circumstances, including in connection with mid-year promotions and new hires. The

Compensation Committee and the Board do not take material nonpublic information into account when determining the timing and terms of equity awards, including options. The Compensation Committee and the Board do not time the release of material nonpublic information to affect the value of executive compensation.
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
Tax and accounting considerations
We have not provided or agreed to provide any of the Company’s executive officers or directors with a gross-up or other reimbursement for tax amounts they might pay pursuant to Section 4999 or Section 409A of the Internal Revenue Code of 1986, as amended (the "Code"). Sections 280G and 4999 of the Code provide that executive officers, directors who hold significant shareholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceed certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional tax. Section 409A also imposes additional significant taxes on the individual in the event that an employee, director or service provider receives “deferred compensation” that is not exempt from or does not meet the requirements of Section 409A.
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
Executive compensation tables
Summary compensation table
The following table summarizes the compensation earned during the fiscal years ended December 31, 2024, 2023, and 2022 by the NEOs, as such officers are determined in accordance with Regulation S-K.

Name and Principal Positions (a)	Year (b)	Salary ($) (c)(1)		Bonus ($) (d)		Stock Awards ($) (e)(2)		Non-Equity Incentive Plan Compensation ($) (f)(3)		All Other Compensation ($) (g)		Total ($) (h)

Roderick de Greef	2024	744,450		—		5,571,874	(4)	655,116	(5)	74,765	(6)	7,046,205
Chief Executive Officer and	2023	198,890	(7)	62,740	(8)	4,588,883		—		466,285		5,316,798
Chairman of the Board	2022	450,000		—		1,747,823		185,850		—		2,383,673

Aby J. Mathew	2024	435,000		—		1,111,511	(9)	172,260	(10)	14,723	(11)	1,733,494
Executive Vice President and	2023	435,000		—		897,488		—		13,200		1,345,688
Chief Scientific Officer	2022	419,750		—		1,155,834		111,510		12,200		1,699,294

Troy Wichterman	2024	472,000		—		1,820,443	(12)	249,216	(13)	12,348	(14)	2,554,007
Chief Financial Officer	2023	472,000		—		1,212,021		—		13,200		1,697,221
	2022	375,000		—		1,245,968		121,688		12,200		1,754,856

Todd Berard - Chief Marketing Officer	2024	336,373	(15)	—		630,860	(16)	148,004	(17)	12,258	(18)	1,127,495

Garrie Richardson - Former Chief Revenue Officer	2024	317,479	(19)	—		651,833	(20)	—		417,976	(21)	1,387,288

Karen Foster	2024	430,000		—		901,210	(22)	170,280	(23)	13,649	(24)	1,515,139
Chief Quality and Operations	2023	382,000		—		727,677		—		13,200		1,122,877
Officer	2022	356,500		—		891,900		84,252		12,200		1,344,852
________________________
(1)Reflects base salary earned in each applicable period.
(2)Represents the aggregate grant date fair value of restricted stock measured in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in the valuation are consistent with the valuation methodologies specified in the notes to our consolidated financial statements included in our 2024 Annual Report. The fair value of the market-based restricted stock awards is estimated at the date of grant using the Monte Carlo Simulation model.
(3)Represents the NEOs Cash Incentive Plan payouts, which are based on the performance of the Company relative to predetermined financial goals (Company Objectives) that closely align compensation with the Company’s performance. The threshold, target, and maximum payout amounts for each NEOs Cash Incentive Plan payout opportunity for 2024 are shown in the table entitled Grants of Plan-Based Awards table below.
(4)Represents fair value of 155,178 performance-based restricted stock and 109,512 market-based restricted stock granted on March 8, 2024. The performance-based restricted stock award granted March 8, 2024 will vest between 0% (0 shares) and 200% (219,024 shares) of the number of restricted shares granted (109,512 shares) to the recipient based on the achievement of certain financial metrics related to future performance through December 31, 2025. The Stock Awards amount reflects the increase in probability of attainment of Mr. de

Greef's performance-based award to approximately 142% during the year ended December 31, 2024. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2024 through December 31, 2025 as compared to the total shareholder return of our 20 company peer group.
(5)Non-equity incentive cash bonus earned in 2024. The non-equity incentive bonus earned is determined based on achieving Company Objectives set by the Compensation Committee.
(6)Represents travel expense reimbursement provided to Mr. de Greef for travel between his personal residence and corporate headquarters in Bothell, Washington. Per his employment agreement, Mr. de Greef is eligible for up to $75,000 in travel expense reimbursement each year.
(7)The base salary reflected here is prorated for the period in which Mr. de Greef served as Chief Executive Officer. Mr. de Greef was appointed on October 19, 2023 to the position at a base salary of $744,450. The base salary presented reflects his service as CEO from his date of appointment through December 31, 2023. Mr. de Greef's salary also reflects his board retainer compensation for services performed as a Board Member from January 4, 2023 through October 18, 2023.
(8)This bonus reflects Mr. de Greef's extraordinary award provided by the Board for extraordinary services as a director upon his appointment to Chief Executive Officer and Chairman on October 19, 2023.
(9)Represents fair value of 25,470 service vesting-based restricted stock and 25,470 market-based restricted stock granted on March 8, 2024. The service vesting-based restricted stock award granted March 8, 2024 will vest 1/4 of the shares on March 8, 2025 with the remainder vesting quarterly over 3 years. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2024 through December 31, 2025 as compared to the total shareholder return of our 20 company peer group.
(10)Non-equity incentive cash bonus earned in 2024. The non-equity incentive bonus earned is determined based on achieving Company Objectives set by the Compensation Committee.
(11)This amount represents the match paid by the Company on behalf of such individual into the Company 401(k) plan on 100% of the first 4% of eligible compensation contributed by such individual during the fiscal year 2024.
(12)Represents fair value of 41,715 service vesting-based restricted stock and 41,715 market-based restricted stock granted on March 8, 2024. The service vesting-based restricted stock award granted March 8, 2024 will vest 1/4 of the shares on March 8, 2025 with the remainder vesting quarterly over 3 years. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2024 through December 31, 2025 as compared to the total shareholder return of our 20 company peer group.
(13)Non-equity incentive cash bonus earned in 2024. The non-equity incentive bonus earned is determined based on achieving Company Objectives set by the Compensation Committee.
(14)This amount represents the match paid by the Company on behalf of such individual into the Company 401(k) plan on 100% of the first 4% of eligible compensation contributed by such individual during the fiscal year 2024.
(15)The base salary presented here reflects a prorated value for Mr. Berard's salary increase that occurred on November 18, 2024. His salary increased from $332,000 to $370,000 as of that date.
(16)Represents fair value of 14,456 service vesting-based restricted stock and 14,456 market-based restricted stock granted on March 8, 2024. The service vesting-based restricted stock award granted March 8, 2024 will vest 1/4 of the shares on March 8, 2025 with the remainder vesting quarterly over 3 years. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2024 through December 31, 2025 as compared to the total shareholder return of our 20 company peer group.
(17)Non-equity incentive cash bonus earned in 2024. The non-equity incentive bonus earned is determined based on achieving Company Objectives set by the Compensation Committee.
(18)This amount represents the match paid by the Company on behalf of such individual into the Company 401(k) plan on 100% of the first 4% of eligible compensation contributed by such individual during the fiscal year 2024.
(19)The base salary reflected here is prorated for the period in which Mr. Richardson served as Chief Revenue Officer. Mr. Richardson was terminated on November 12, 2024 upon the divestiture of SciSafe, Inc. He had a base salary of $367,500 effective January 1, 2024 through his termination date.
(20)Represents fair value of 12,516 service vesting-based restricted stock and 25,032 market-based restricted stock granted on March 8, 2024. The service vesting-based restricted stock award granted March 8, 2024 was accelerated and fully vested as of Mr. Richardson's termination date of November 12, 2024. The market-based restricted stock awards were accelerated upon Mr. Richardson's termination and vested at 200% of the number of restricted shares granted according to the terms of his separation agreement.
(21)Represents the severance paid out to Mr. Richardson upon his termination from the Company on November 12, 2024.
(22)Represents fair value of 20,651 service vesting-based restricted stock and 20,651 market-based restricted stock granted on March 8, 2024. The service vesting-based restricted stock award granted March 8, 2024 will vest 1/4 of the shares on March 8, 2025 with the remainder vesting quarterly over 3 years. The market-based restricted stock awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2024 through December 31, 2025 as compared to the total shareholder return of our 20 company peer group.
(23)Non-equity incentive cash bonus earned in 2024. The non-equity incentive bonus earned is determined based on achieving Company Objectives set by the Compensation Committee.
(24)This amount represents the match paid by the Company on behalf of such individual into the Company 401(k) plan on 100% of the first 4% of eligible compensation contributed by such individual during the fiscal year 2024.

2024 Grants of plan-based awards
The following table sets forth certain information regarding each grant of plan-based awards made to a NEO in the last completed fiscal year under any plan, including awards that subsequently have been forfeited.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of	Grant Date Fair Value of
Name (a)	Award Type	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (c)	Target (#) (d)	Maximum (#) (e)	Shares of Stock or Units (#) (e)	Stock Awards ($) (f) (1)

Roderick de Greef	Cash incentive	-	148,890	744,450	878,451	—	—	—	—	—
Roderick de Greef	Performance-based RSUs(2)	3/8/2024				—	109,512	219,024	—	1,901,128
Roderick de Greef	Market-based RSUs	3/8/2024				—	109,512	219,024	—	2,877,975
Aby J. Mathew	Cash incentive	-	39,150	195,750	230,985	—	—	—	—	—
Aby J. Mathew	Market-based RSUs	3/8/2024				—	25,470	50,940	—	669,352
Aby J. Mathew	Service-vesting RSUs	3/8/2024				—	—	—	25,470	442,159
Troy Wichterman	Cash incentive	-	56,640	283,200	334,176	—	—	—	—	—
Troy Wichterman	Market-based RSUs	3/8/2024				—	41,715	83,430	—	1,096,270
Troy Wichterman	Service-vesting RSUs	3/8/2024				—	—	—	41,715	724,172
Todd Berard	Cash incentive	-	33,637	168,186	198,460	—	—	—	—	—
Todd Berard	Market-based RSUs	3/8/2024				—	14,456	28,912	—	379,904
Todd Berard	Service-vesting RSUs	3/8/2024				—	—	—	14,456	250,956
Garrie Richardson	Cash incentive	-	31,748	158,740	187,313	—	—	—	—	—
Garrie Richardson	Market-based RSUs(3)	3/8/2024				—	12,516	25,032	—	434,556
Garrie Richardson	Service-vesting RSUs	3/8/2024				—	—	—	12,516	217,278
Karen Foster	Cash incentive	-	38,700	193,500	228,330	—	—	—	—	—
Karen Foster	Market-based RSUs	3/8/2024				—	20,651	41,302	—	542,708
Karen Foster	Service-vesting RSUs	3/8/2024				—	—	—	20,651	358,501
(1) Represents the aggregate grant date fair value of restricted stock measured in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in the valuation are consistent with the valuation methodologies specified in the notes to our consolidated financial statements included in our 2024 Annual Report. The fair value of the market-based restricted stock awards is estimated at the date of grant using the Monte Carlo Simulation model.
(2) As of the year ended December 31, 2024, the probability of attainment of the performance condition for Mr. de Greef's performance-based stock award increased to approximately 142% of shares granted (representing 155,178 shares).
(3) In accordance with the terms of his separation agreement, Mr. Richardson's market-based award fully vested at 200% of the number of restricted shares granted and was not subject to the total shareholder return market condition during the period beginning on January 1, 2024 through December 31, 2025. The grant date fair value of his market-based restricted stock award presented here is instead based on the Company's stock price as of the grant date rather than the Monte Carlo Simulation model due to the adjusted vesting condition of his award.
Discussion of summary compensation table and grants of plan-based awards table

The Company’s executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards Table was paid or awarded, are described above under “Compensation Discussion and Analysis.” The material terms of employment agreements and arrangements with the Company’s NEOs are described below under the heading “Employment Arrangements.” The material terms of the equity awards disclosed in the grants-of plan-based awards table are listed in the footnotes to the Summary Compensation Table, above.
Outstanding equity awards at December 31, 2024
The following table sets forth certain information regarding the outstanding stock option grants and stock awards held by the NEOs at December 31, 2024. Awards were made under both the 2013 Performance Incentive Plan and 2023 Omnibus Performance Incentive Plan. For the outstanding stock option grants and stock awards described below, vesting is conditioned on the NEO remaining in service to the Company through the applicable vesting date. Such awards may also be subject to accelerated vesting as described in “Potential Payments Upon Termination or Change in Control.”

	OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Karen Foster	100,000	––	––	1.90	4/13/2026(1)
(1)This award is fully vested.

	UNVESTED SHARES
Name (a)	Grant Date (b)	Number of shares or units of stock that have not vested (#) (c)		Market value of shares or units of stock that have not vested (1) ($) (d)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (e)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)(f)
Roderick de Greef	10/19/2023	296,142	(2)	7,687,846	—		—
Roderick de Greef	3/8/2024	—		—	219,024	(3)	5,685,863

Aby J. Mathew	2/8/2021	306	(4)	7,944	—		—
Aby J. Mathew	2/24/2022	6,572	(5)	170,609	—		—
Aby J. Mathew	1/3/2023	11,779	(6)	305,783	20,940	(7)	543,602
Aby J. Mathew	3/8/2024	25,470	(8)	661,201	25,470	(9)	661,201

Troy Wichterman	8/9/2021	355	(10)	9,216	—		—
Troy Wichterman	2/24/2022	7,302	(11)	189,560	—		—
Troy Wichterman	1/3/2023	19,292	(12)	500,820	34,296	(13)	890,324
Troy Wichterman	3/8/2024	41,715	(14)	1,082,921	41,715	(15)	1,082,921

Todd Berard	2/8/2021	226	(16)	5,867	—		—
Todd Berard	2/24/2022	4,381	(17)	113,731	—		—
Todd Berard	1/3/2023	6,686	(18)	173,569	11,885	(19)	308,535
Todd Berard	3/8/2024	14,456	(20)	375,278	14,456	(21)	375,278

Karen Foster	2/8/2021	260	(22)	6,750	—		—
Karen Foster	2/24/2022	5,112	(23)	132,708	—		—
Karen Foster	1/3/2023	9,551	(24)	247,944	16,978	(25)	440,749
Karen Foster	3/8/2024	20,651	(26)	536,100	20,651	(27)	536,100
(1)The dollar amounts shown in columns (d) and (f) are determined by multiplying the number of shares or units shown in column (c) or (e), as applicable, by $25.96, the closing price of our common stock on December 31, 2024.
(2)Subject to the terms of the award agreement, the remaining 296,142 service vesting-based RSUs are scheduled to vest in 3 equal annual increments provided that Mr. de Greef continues to be employed with BioLife through the vesting dates.
(3)The target number of 109,512 market-based RSUs is shown for Mr. de Greef's market-based award, in addition to the target number of 109,512 performance-based RSUs for Mr. de Greef's performance-based award. Between 0% and 200% of the target number of market-based RSUs vest based on our TSR compared to our 20 company peer group over the relevant two-year performance period between January 1, 2024 and December 31, 2025. Between 0% and 200% of the target number of performance-based RSUs vest based on the Company's achievement of certain financial metrics.
(4)306 unvested service vesting-based restricted stock awards ("RSAs") subject to this award vested on February 8, 2025.
(5)1,314 RSAs subject to this award vested on February 24, 2025, and subject to the terms of the award agreement, the remaining 5,258 service vesting-based RSAs are scheduled to vest in 4 equal quarterly increments provided that Mr. Mathew continues to be employed with BioLife through the vesting dates.

(6)1,309 RSAs subject to this award vested on January 3, 2025, and subject to the terms of the award agreement, the remaining 10,470 service vesting-based RSAs are scheduled to vest in 8 equal quarterly increments provided that Mr. Mathew continues to be employed with BioLife through the vesting dates.
(7)The target number of 20,940 market-based RSAs is shown. Between 0% and 200% of the target number of market-based RSAs vest based on our TSR compared to our 20 company peer group over the relevant two-year performance period between January 1, 2023 and December 31, 2024.
(8)Subject to the terms of the award agreement, ¼ of the 25,470 unvested service vesting-based RSUs subject to this award will vest one year from the grant date, March 8, 2024 and, thereafter, will vest in 12 equal quarterly increments, provided that Mr. Mathew continues to be employed with BioLife through the vesting dates.
(9)The target number of 25,470 market-based RSUs is shown. Between 0% and 200% of the target number of market-based RSUs vest based on our TSR compared to our 20 company peer group over the relevant two-year performance period between January 1, 2024 and December 31, 2025.
(10)355 unvested service vesting-based RSAs subject to this award vested on February 9, 2025.
(11)1,460 RSAs subject to this award vested on February 24, 2025, and subject to the terms of the award agreement, the remaining 5,842 service vesting-based RSAs are scheduled to vest in 4 equal quarterly increments provided that Mr. Wichterman continues to be employed with BioLife through the vesting dates.
(12)2,144 RSAs subject to this award vested on January 3, 2025, and subject to the terms of the award agreement, the remaining 17,148 service vesting-based RSAs are scheduled to vest in 8 equal quarterly increments provided that Mr. Wichterman continues to be employed with BioLife through the vesting dates.
(13)The target number of 34,296 market-based RSAs is shown. Between 0% and 200% of the target number of market-based RSAs vest based on our TSR compared to our 20 company peer group over the relevant two-year performance period between January 1, 2023 and December 31, 2024.
(14)Subject to the terms of the award agreement, ¼ of the 41,715 unvested service vesting-based RSUs subject to this award will vest one year from the grant date, March 8, 2024 and, thereafter, will vest in 12 equal quarterly increments, provided that Mr. Wichterman continues to be employed with BioLife through the vesting dates.
(15)The target number of 41,715 market-based RSUs is shown. Between 0% and 200% of the target number of market-based RSUs vest based on our TSR compared to our 20 company peer group over the relevant two-year performance period between January 1, 2024 and December 31, 2025.
(16)226 unvested service vesting-based RSAs subject to this award vested on February 8, 2025.
(17)876 RSAs subject to this award vested on February 24, 2025, and subject to the terms of the award agreement, the remaining 3,505 service vesting-based RSAs are scheduled to vest in 4 equal quarterly increments provided that Mr. Berard continues to be employed with BioLife through the vesting dates.
(18)743 RSAs subject to this award vested on January 3, 2025, and subject to the terms of the award agreement, the remaining 5,943 service vesting-based RSAs are scheduled to vest in 8 equal quarterly increments provided that Mr. Berard continues to be employed with BioLife through the vesting dates.
(19)The target number of 11,885 market-based RSAs is shown. Between 0% and 200% of the target number of market-based RSAs vest based on our TSR compared to our 20 company peer group over the relevant two-year performance period between January 1, 2023 and December 31, 2024.
(20)Subject to the terms of the award agreement, ¼ of the 14,456 unvested service vesting-based RSUs subject to this award will vest one year from the grant date, March 8, 2024 and, thereafter, will vest in 12 equal quarterly increments, provided that Mr. Berard continues to be employed with BioLife through the vesting dates.
(21)The target number of 14,456 market-based RSUs is shown. Between 0% and 200% of the target number of market-based RSUs vest based on our TSR compared to our 20 company peer group over the relevant two-year performance period between January 1, 2024 and December 31, 2025.
(22)260 unvested service vesting-based RSAs subject to this award vested on February 8, 2025.
(23)1,023 RSAs subject to this award vested on February 24, 2025, and subject to the terms of the award agreement, the remaining 4,089 service vesting-based RSAs are scheduled to vest in 4 equal quarterly increments provided that Ms. Foster continues to be employed with BioLife through the vesting dates.
(24)1,062 RSAs subject to this award vested on January 3, 2025, and subject to the terms of the award agreement, the remaining 8,489 service vesting-based RSAs are scheduled to vest in 8 equal quarterly increments provided that Ms. Foster continues to be employed with BioLife through the vesting dates.
(25)The target number of 16,978 market-based RSAs is shown. Between 0% and 200% of the target number of market-based RSAs vest based on our TSR compared to our 20 company peer group over the relevant two-year performance period between January 1, 2023 and December 31, 2024.
(26)Subject to the terms of the award agreement, ¼ of the 20,651 unvested service vesting-based RSUs subject to this award will vest one year from the grant date, March 8, 2024 and, thereafter, will vest in 12 equal quarterly increments, provided that Ms. Foster continues to be employed with BioLife through the vesting dates.

(27)The target number of 20,651 market-based RSUs is shown. Between 0% and 200% of the target number of market-based RSUs vest based on our TSR compared to our 20 company peer group over the relevant two-year performance period between January 1, 2024 and December 31, 2025.
Option exercises and stock vested for the fiscal year ended December 31, 2024
The following Option Exercises and Stock Vested table sets forth certain information regarding each exercise of stock options and each vesting of restricted stock during the last completed year for each of the NEOs on an aggregated basis.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)(1)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)(2)
Roderick de Greef	—	—	137,566	2,977,635
Aby J. Mathew	50,000	1,066,876	43,706	783,860
Troy Wichterman	—	—	54,134	970,911
Todd Berard	30,000	523,400	28,380	509,664
Garrie Richardson	—	—	123,868	2,919,942
Karen Foster	—	—	34,512	619,264
(1) Value realized is calculated based on the difference between the closing price of our common stock on the date of exercise and the exercise price of the stock option.
(2) Value realized is calculated based on the closing price of our common stock on the date of vesting.
Pension benefits
The Company has no defined benefit plans or other supplemental retirement plans for the NEOs.
Nonqualified deferred compensation
The Company has no nonqualified defined contribution plans or other nonqualified deferred compensation plans for the NEOs.
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
Todd Berard
The Company entered into an employment agreement with Todd Berard, Chief Marketing Officer, effective January 1, 2018, as amended effective June 1, 2023 and August 15, 2023. Please see “Potential Payments Upon Termination or Upon Termination in Connection with a Change in Control” below for the severance benefits for which Mr. Berard is eligible.
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
Potential payments upon termination or change in control

Executive Employment Agreements
Pursuant to each NEO’s employment agreement, upon termination of the NEO’s employment by the Company without “cause” or the NEO’s resignation for “good reason” (each as defined in each NEO’s employment agreements), the NEO will receive the following severance payments: (i) a lump sum severance payment equal to 12 months’ base salary, (ii) an amount equal to the cost of 12 months of medical insurance premiums at a monthly amount equal to the cost of COBRA coverage in effect as of the termination date, plus a tax gross-up with respect to such amount, and (iii) full vesting of all unvested equity awards.
If the NEO’s employment is terminated by the Company or the NEO resigns for “good reason” (except in the case of Mr. de Greef) upon, or within 12 months following, a “change in control” (as defined in each NEO’s employment agreement) (the "change in control protection period"), the NEO will receive the following severance payments: (i) a lump sum severance payment equal to 12 months’ (or, in the case of Mr. de Greef, 24 months’) salary, (ii) 100% of any incentive cash and/or stock bonus opportunity for the year in which the Change in Control occurs, (iii) an amount equal to the cost of 12 months’ (or, in the case of Mr. de Greef, 24 months’) of medical insurance premiums at a monthly amount equal to the amount of COBRA coverage in effect as of the termination date, plus a tax gross-up with respect to such amount, and (iv) full vesting of all unvested equity awards.
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
For purposes of each of the NEO employment agreements, “good reason” generally means the following: (i) the Company’s material breach of the terms of the employment agreement or any other written agreement between the executive officer and Company; (ii) significant diminution in the nature or scope of the executive’s authority, title, function or duties, (iii) a material reduction of the executive officer’s salary or target bonus opportunity, other than as a result of a general salary reduction affecting substantially all Company employees; (iv) any failure by the Company to obtain the assumption of the employment agreement by any successor or assign of the Company; or, (v) a requirement that the executive officer be based at any office or location more than 50 miles from the executive officer’s primary work location prior to the effective date of the employment agreement.
Assuming the NEOs employment was terminated by the Company without cause or the NEOs resigned for good reason and such event took place on December 31, 2024, in each case, outside of the change in control protection period, each of the continuing NEOs would have been entitled to the payments and benefits shown in the table below.

	Payments and Benefits
Name	Base Salary ($)	Accelerated Vesting of Equity Awards ($) (1)	Health Insurance Under COBRA ($)	Total ($)
Roderick de Greef	744,450	13,373,709	36,676	14,154,835
Aby J. Mathew	435,000	2,350,341	11,570	2,796,911
Troy Wichterman	472,000	3,755,763	22,714	4,250,477
Todd Berard	370,000	1,352,256	36,676	1,758,932
Karen Foster	430,000	1,900,350	25,491	2,355,841
(1) The dollar amounts shown are based on the intrinsic value of the stock options and restricted stock awards on December 31, 2024 calculated using $25.96, the closing price of our common stock on December 31, 2024, and assuming achievement for market-based or performance-based awards.

Assuming the NEO’s employment was terminated by the Company or the NEOs resigned for good reason upon or within 12 months following a change in control and such events took place on December 31, 2024, each of the continuing NEOs would have been entitled to the payments and benefits shown in the table below.

	Payments and Benefits
Name	Base Salary ($)	2024 Annual Cash Incentive ($)	Accelerated Vesting of Equity Awards ($) (2)	Health Insurance Under COBRA ($)	Total ($)
Roderick de Greef	1,488,900	655,116	13,373,709	73,352	15,591,077
Aby J. Mathew	435,000	172,260	2,350,341	11,570	2,969,171
Troy Wichterman	472,000	249,216	3,755,763	22,714	4,499,693
Todd Berard	370,000	148,004	1,352,256	36,676	1,906,936
Karen Foster	430,000	170,280	1,900,350	25,491	2,526,121
(1) The dollar amounts shown are based on the intrinsic value of the stock options and restricted stock awards on December 31, 2024 calculated using $25.96, the closing price of our common stock on December 31, 2024, and assuming achievement for market-based or performance-based awards.

Assuming the NEO’s employment was terminated by the Company due to death or disability and such event took place on December 31, 2024, each of the continuing NEOs would have been entitled to the payments and benefits shown in the table below.

	Payments and Benefits
Name	2024 Target Annual Cash Incentive ($)	Accelerated Vesting of Equity Awards ($) (2)	Total ($)
Roderick de Greef	655,116	13,373,709	14,028,825
Aby J Mathew	172,260	2,350,341	2,522,601
Troy Wichterman	249,216	3,755,763	4,004,979
Todd Berard	148,004	1,352,256	1,500,260
Karen Foster	170,280	1,900,350	2,070,630
(1) The dollar amounts shown are based on the intrinsic value of the stock options and restricted stock awards on December 31, 2024 calculated using $25.96, the closing price of our common stock on December 31, 2024.

Equity Incentive Plans and Forms of Award Agreements

The 2023 Plan provides for full accelerated vesting of awards in the event a “change in control” (as defined in the 2023 Plan) occurs and the surviving entity or successor corporation in such change in control does not assume or substitute outstanding awards. The 2023 Plan further provides for “double-trigger” acceleration, meaning that in the event an award continues in effect or is assumed or substituted by the surviving entity or successor corporation in connection with a change in control, and an NEO’s employment or service is terminated without “cause” (as defined in the 2023 Plan) upon or within 12 months following such change in control, all outstanding awards will accelerate and vest in full. The tables above disclose the value of such acceleration if the applicable event occurred on December 31, 2024.

The award agreements under the 2013 Plan provide for “single-trigger” acceleration, meaning that in the event of a “change in control” (as defined in the 2013 Plan), all outstanding awards will accelerate and vest in full. The tables above disclose the value of such acceleration if the applicable event occurred on December 31, 2024.

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
We identified the median employee using total salary and wages earned, then subtracting executive bonuses earned in 2023 but paid in 2024, adding executive bonuses earned in 2024 but not paid until 2025, and adding the fair value of equity awards granted to the employee during 2024. Salary and wages were annualized for any employees hired during the most recent fiscal year. A total of 159 U.S. based employees who were employed by the Company on December 31, 2024, the last day of the Company’s fiscal year, were included in the determination of this calculation (including all employees, whether employed on a full-time, part-time, seasonal or temporary basis).
As illustrated in the table below, the Company’s 2024 CEO Pay Ratio was approximately 58:1.

Roderick de Greef (CEO) 2024 Compensation	$7,046,205
Median Employee 2024 Compensation	$122,390
CEO Pay Ratio	58:1
To determine the median employee, we included all individuals employed as of December 31, 2024. Compensation for the median employee was determined in the same manner as the total compensation reported for Mr. de Greef in the “Total” column of the Summary Compensation Table. The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules, based on the Company’s internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other peer companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
Director compensation
Our non-employee director compensation program is designed to attract, retain and reward qualified non-employee directors and align the financial interests of the non-employee directors with those of our stockholders. Pursuant to this program, each member of our Board who is not our employee received the cash and equity compensation for fiscal 2024 Board service described in the director compensation table below.
Each of our non-employee directors, during the year ended December 31, 2024, were compensated with an annual retainer fee of $60,000. Committee chairpersons were compensated with additional annual retainers as follows:

Annual Retainer

Lead Director	$40,000
Audit Committee Chair	$13,750
Compensation Committee Chair	$12,500
Governance and Nominating Committee Chair	$10,000

The following table sets forth information regarding compensation earned by our non-employee directors for the year ended December 31, 2024.

Name	Annual Cash Retainer ($) (1)	Board and Committee Chair Fees ($)	Total Cash Compensation ($)
Amy DuRoss	60,000	52,500	112,500
Rachel Ellingson	60,000	—	60,000
Joydeep Goswami(2)	60,000	15,729	75,729
Tim Moore	60,000	—	60,000
Joseph Schick(2)	35,000	8,021	43,021
(1) Due to the timing of member resignations and appointments, the annual cash retainers vary depending on the respective period of time each director served.
(2) Joseph Schick stepped down from his role as Director and Chair of the Audit Committee as of August 1, 2024. Joydeep Goswami assumed the role of Chair of the Audit Committee as of the same date. The annual retainer for the role of Audit Committee Chair was therefore prorated between the two for their respective months of service. The annual cash retainer for Mr. Schick was also prorated for his months of service.
Roderick de Greef does not receive compensation for his services as Board Chairman.
The Company’s compensation practices for non-employee directors, as determined by the Compensation Committee and our independent compensation consultant, FW Cook, includes annual awards of restricted shares of our common stock. Equity compensation for non-employee directors was in the form of restricted stock units ("RSUs") and was based on a fixed value of $180,000 based on a share price of $15.98 as of January 2, 2024. These awards vest one year from the date of grant, provided such person is still a director on such vesting date.
Director compensation table for the fiscal year ended December 31, 2024
The following table sets forth a summary of the compensation the Company paid to its non-employee directors in the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)	Total Compensation ($)
Amy DuRoss	112,500	195,543	308,043
Rachel Ellingson	60,000	195,543	255,543
Joydeep Goswami	75,729	195,543	271,272
Tim Moore	60,000	195,543	255,543
Joseph Schick	43,021	195,543	238,564
(1) Represents the grant date fair value of awards granted in 2024 calculated in accordance with the ASC Topic 718. The assumptions the Company used for calculating the grant date fair values are set forth in Note 1: Organization and significant accounting policies – Stock-based compensation.”
(2) The Company's non-employee directors were awarded 11,264 shares of RSUs as of January 2, 2024 based on a fixed value of $180,000. When the shares were granted and effective on March 8, 2024, the share price of the Company had increased to $17.36, therefore increasing the accounting grant date fair value of the stock awards as presented above.

The following table presents the aggregate number of unvested RSUs held by directors as of December 31, 2024:

Name	Number of Unvested RSUs (#)
Amy DuRoss	11,264
Rachel Ellingson	11,264
Joydeep Goswami	11,264
Tim Moore	11,264
Joseph Schick(1)	—
(1) When Joseph Schick stepped down from his Director role on August 1, 2024, all 11,264 unvested stock units granted on March 8, 2024 were accelerated and vested as of the date of his separation. Because the grant date fair value of the award is included under the “Stock Awards” column in the director compensation table above, the intrinsic value of the shares on the vesting date (approximately $195,543) is not also included in the director compensation table.
In early 2025, the Board adopted the Company’s non-employee director compensation policy. Pursuant to the policy, each non-employee director will receive an annual cash retainer of $70,000 and each non-employee director who serves as a committee chair will receive an annual cash retainer as follows: Audit Committee Chair: $20,000; Compensation Committee Chair: $15,000; and Governance & Nominating Committee Chair: $10,000. The non-employee director, if any, who serves as the lead independent director will receive an annual cash retainer of $40,000. In lieu of cash, a non-employee director may elect to be paid, at the same time as a cash retainer would have been paid, shares of our common stock having an equivalent dollar value on the date on which such retainer would have been paid.
Pursuant to the policy, each non-employee director will be granted, automatically, an annual award of RSUs having a nominal award value of $180,000 on the first trading day following January 1. The aggregate number of RSUs to be issued with respect to any awards of RSUs will equal (A) the award’s intended dollar value of $180,000 divided by (B) the closing stock price of our common stock on the date of grant. The shares subject to such annual award will vest on the first annual anniversary of the grant date, provided that the non-employee director continues to serve as a director through such date. If a non-employee director ceases to serve as a non-employee director before the vesting date of an annual award due to the non-employee director’s death or disability, or if there is a change in control prior to such vesting date, then the annual award will become fully vested as of the date of such death, disability or change in control, as applicable. The policy will become effective January 1, 2026.
Compensation Committee interlocks and insider participation
Ms. DuRoss, Mr. Schick, Ms. Ellingson, and Mr. Moore were the members of the Compensation Committee during the year ended December 31, 2024 (until Mr. Schick stepped down on August 1, 2024). No member of the Compensation Committee is a current or former employee of the Company or had any relationship with the Company requiring disclosure herein. No interlocking relationship exists between any member of the Board or the Compensation Committee and any member of the board or Compensation Committee of any other company and no such interlocking relationship has existed in the past.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS
The following table sets forth, as of March 27, 2025, certain information regarding the beneficial ownership of our common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each director of the Company; (iii) each named executive officer of the Company; and (iv) all of the Company’s current directors and executive officers (including executive officers that are not named executive officers) as a group. This table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13D(s) and Schedule 13G(s) filed with the SEC. There were 47.5 million outstanding shares as of March 27, 2025. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 27, 2025 (or subject to restricted stock awards that vest within 60 days of March 27, 2025) are considered outstanding and beneficially owned by the person holding such options (or restricted stock awards) for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, we believe that the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Note that RSUs subject to performance-based vesting conditions are treated differently. Unless otherwise indicated, the business address of each person listed is in care of 3303 Monte Villa Parkway, #310, Bothell, WA 98021.

Name and Address of Beneficial Owner	Common Stock	Percentage of Class (1)
Directors and Executive Officers
Aby J. Mathew (Officer)(2)	287,957	*
Karen Foster (Officer)(3)	277,738	*
Roderick de Greef (Officer and Director)	231,651	*
Troy Wichterman(Officer)(4)	164,256	*
Todd Berard (Officer)(5)	126,187	*
Rachel Ellingson (Director)	49,825	*
Joydeep Goswami (Director)	47,986	*
Tim Moore (Director)	36,773	*
Amy DuRoss (Director)	30,687	*
Tony Hunt (Director)	6,876	*
Cathy Coste (Director)	5,701	*
Total shares owned by Executive Officers and Directors (13 persons)	1,343,259	2.8%
5% Stockholders
Casdin Capital, LLC (6)	8,707,165	18.3%
BlackRock, Inc.(7)	5,424,116	11.4%
Invesco LTD (8)	3,242,364	6.8%
The Vanguard Group (9)	2,571,608	5.4%
Integrated Core Strategies (US) LLC (10)	2,404,862	5.1%
*Less than 1%

(1)Based on 47,548,431 shares of our common stock outstanding as of March 27, 2025.
(2)Includes 2,623 shares of common stock to be issued pursuant to restricted stock awards within 60 days from March 27, 2025.
(3)Includes options to purchase 100,000 shares of common stock issuable under stock options exercisable within 60 days from March 27, 2025 and 2,083 shares of common stock to be issued pursuant to restricted stock awards within 60 days from March 27, 2025.
(4)Includes 3,604 shares of common stock to be issued pursuant to restricted stock awards within 60 days from March 27, 2025.
(5)Includes 1,619 shares of common stock to be issued pursuant to restricted stock awards within 60 days from March 27, 2025.
(6)Based on a Schedule 13D/A filed by Casdin Capital, LLC (“Casdin”), Casdin Partners Master Fund, L.P. (the “Fund”), Casdin Partners GP, LLC (the “GP”) and Eli Casdin on October 24, 2023 reporting shared voting and dispositive power over 8,707,165 shares of common stock. Casdin is the investment manager to the Fund and GP is the general partner of the Fund. Eli Casdin is the managing member of Casdin and the GP. Pursuant to the Schedule 13D/A, Casdin, the GP and Eli Casdin may be deemed to be the beneficial owners of 8,707,165 shares of common stock, and the Fund may be deemed to be the beneficial owner of 8,557,165 shares of common stock. The business address of Casdin is 1350 Avenue of the Americas, Suite 2405, New York, New York 10019.
(7)Based on a Schedule 13G/A filed by BlackRock, Inc. (“BlackRock”) on January 23, 2024, reporting sole voting power over 5,379,424 shares of common stock and sole dispositive power over 5,424,116 shares of common stock. The business address of BlackRock is 50 Hudson Yards, New York, New York 10001.
(8)Based on a Schedule 13G filed by Invesco Ltd. (“Invesco”) on November 8, 2024, reporting sole voting power over 3,011,734 shares of common stock and sole dispositive power over 3,203,293 shares of common stock. The business address of Invesco is 1331 Spring Street NW, Suite 2500, Atlanta, GA 30309.
(9)Based on a Schedule 13G/A filed by The Vanguard Group (“Vanguard”) on February 13, 2024, reporting shared voting power over 61,469 shares of common stock, sole dispositive power over 2,475,884 shares of common stock, and shared dispositive power over 95,724 shares of common stock. The business address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
(10)Based on a Schedule 13G/A filed Integrated Core Strategies (US) LLC (“Integrated”), Millennium Management LLC (“Millennium Management”) and Millennium Group Management LLC (“Millenium Group”) on January 24, 2024, reporting shared voting and dispositive power of Integrated over 2,404,862 shares of common stock. The shares reported as beneficially owned by Integrated may be deemed beneficially owned by Millennium Management, Millennium Group and Israel A. Englander and are held by entities subject to voting control and investment discretion by Millennium Management and/or other investment managers that may be controlled by Millennium Group (the managing member of Millennium Management) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group). The business address of Integrated is 399 Park Avenue, New York, New York 10022.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2024 relating to all our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options or rights (in thousands)	Weighted Average exercise price of outstanding options or rights	Number of granted restricted stock awards outstanding (in thousands)	Number of securities remaining available for future issuance under equity compensation plans (in thousands)
Equity compensation plans approved by stockholders: Second amended and restated 2013 performance incentive plan	127	$2.67	478	1,070
Equity compensation plans approved by stockholders: 2023 Omnibus performance incentive plan	—	$—	1,393	2,577

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain relationships and related transactions
Other than as described under the headings “Executive Compensation” and “Director Compensation” in Item 11 of this Amendment No. 1, since January 1, 2024, there has not been, and there is not currently proposed, any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:
•we or our subsidiaries were or will be a participant;
•the amount involved exceeded or exceeds $120,000; and
•any of our directors, executive officers, beneficial owners of more than 5% of any class of our voting securities, any member of the immediate family of any such director or executive officer, or any person (other than a tenant or employee) sharing the household of any such director or executive officer had or will have a direct or indirect material interest.
In accordance with our Audit Committee’s charter, all related-party transactions required to be disclosed pursuant to the rules and regulations promulgated by the SEC are reviewed and approved by our Audit Committee.
Director independence
Our Board is responsible for determining the independence of our directors. For purposes of determining director independence, our Board has applied the definitions set forth in NASDAQ Rule 5605(a)(2) and the related rules of the

SEC. Based upon its evaluation, our Board has affirmatively determined that the following directors meet the standards of independence: Ms. Coste, Ms. DuRoss, Ms. Ellingson, Mr. Goswami, Mr. Moore, and Mr. Hunt.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm Fees
The following table sets forth the aggregate fees billed by our current independent auditors, Grant Thornton LLP (“Grant Thornton”), for professional services rendered in the fiscal years ended December 31, 2024 and 2023.

	2024	2023

Audit fees(1)	$2,418,450	$1,887,800
Audit related fees(2)	227,823	18,550
Total	$2,646,273	$1,906,350
(1)Audit fees consist of professional services for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement for those fiscal years.
(2)Audit-related fees consist of assurance and related services reasonably related to the performance of the audit or review of our financial statements that are not reported under the heading Audit fees above.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee must pre-approve all services to be performed for us by our independent auditors. Pre-approval is granted usually at regularly scheduled meetings of the Audit Committee. If unanticipated items arise between regularly scheduled meetings of the Audit Committee, the Audit Committee has delegated authority to the Chair of the Audit Committee to pre-approve services. The Audit Committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent. During the years ended December 31, 2024 and 2023, all services billed by Grant Thornton were pre-approved by the Audit Committee Chair in accordance with this policy.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements: Incorporated by reference to Item 15(a)(1) of the 2024 Annual Report
(2)Financial Statement Schedules: Incorporated by reference to Item 15(a)(2) of the 2024 Annual Report.
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

3.1	Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 24, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioLife Solutions, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2014)
3.3	Amended and Restated Bylaws of BioLife Solutions, Inc., effective November 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on November 12, 2024)
3.4	Certificate of Designations, Preferences, and Rights of Series A Preferred Stock (included as Exhibit 3.1 to the current report on Form 8-K filed on July 6, 2017)
4.1	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed March 3, 2025)
10.1**	BioLife Solutions, Inc. 2023 Omnibus Incentive Plan (included as Exhibit 4.1 to the Registration Statement on Form S-8 for the fiscal year ended December 31, 2023 filed August 15, 2023)
10.2**
BioLife Solutions, Inc. Employee and Executive Form of Restricted Stock Unit Award Agreement pursuant to the 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed March 3, 2025)

10.3**
BioLife Solutions, Inc. Director Form of Restricted Stock Unit Award Agreement pursuant to the 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed February 29, 2024)

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
10.7**
Form of Restricted Stock Purchase Agreement pursuant to the Second Amended & Restated 2013 Performance Incentive Plan (included as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 16, 2016)

10.8**
Form of Stock Option Agreement pursuant to the Second Amended & Restated 2013 Performance Incentive Plan (included as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 16, 2016)

10.9**
Amendment No. 2 to BioLife Solutions, Inc. Second Amended and Restated 2013 Performance Incentive Plan (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 filed on July 7, 2021)

10.10**
Amendment No. 3 to BioLife Solutions, Inc. Second Amended and Restated 2013 Performance Incentive Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 filed on September 12, 2022)

10.11
Twelfth Amendment to the Lease, dated June 5, 2024, by and between the Company and ARE-SEATTLE No. 38, LLC (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed March 3, 2025)

10.12	Lease Agreement dated October 1, 2019 for facility space 1102 Indiana Avenue, Indianapolis, IN 46202 (incorporated by reference to Exhibit 10.26 to Company's report on Form 10-K filed March 31, 2022)
10.13
Second Amendment to the Lease, dated November 5, 2024 for facility space 1102 Indiana Avenue, Indianapolis, IN 46202 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed March 3, 2025)

10.14
Lease Agreement dated September 13, 2022 for facility space 19510 144th Avenue NE, Suite A-1, Woodinville, WA 98072 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed March 3, 2025)

10.15*
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

10.21**	Amended Employment Agreement dated January 5, 2023 between the Company and Aby Mathew (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed March 3, 2025)
10.22**	Amended Employment Agreement dated June 1, 2023 between the Company and Todd Berard (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed March 3, 2025)
10.23**	Amended Employment Agreement dated June 1, 2023 between the Company and Karen Foster (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed March 3, 2025)
10.24**	Amended Employment Agreement dated June 1, 2023 between the Company and Sarah Aebersold (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed March 3, 2025)
10.25**	Amended Employment Agreement dated June 1, 2023 between the Company and Troy Wichterman (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed March 3, 2025)
10.26**
Board of Directors Services Agreement entered into May 4, 2015 by and between the Company and Other Non-Employee Directors (included as Exhibit 10.3 to the Current Report on Form 8-K filed on May 5, 2015)

10.27**	Form of Amendment to Employment Terms (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed August 16, 2023)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed March 3, 2025)
21.1	List of the Company’s Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed March 3, 2025)
23.1	Consent of Grant Thornton USA, LLP (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K filed March 3, 2025)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company's Annual Report on Form 10-K filed March 3, 2025)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company's Annual Report on Form 10-K filed March 3, 2025)
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K filed March 3, 2025)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company's Annual Report on Form 10-K filed March 3, 2025)
97.1	BioLife Solutions, Inc. Incentive-based compensation recovery policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed March 3, 2025)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Management contract or compensatory plan or arrangement.
***	Certain potions portions of this exhibit have been redacted pursuant to Item 601(a)(5) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.
†	The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
(c)Excluded financial statements:
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 8, 2025	BIOLIFE SOLUTIONS, INC.

/s/ RODERICK DE GREEF
Roderick de Greef
Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors