Form 10-Q
period 2025-03-31
BIOLIFE SOLUTIONS INC
filed 2025-05-08
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 1, 2025, 47,561,171 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BioLife Solutions, Inc.
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except per share and share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$66,945	$95,386
Available-for-sale securities, current portion	21,635	9,198
Accounts receivable, trade, net of allowance for credit losses of $117 and $153 as of March 31, 2025 and December 31, 2024, respectively	9,167	9,168
Inventories	27,566	29,013
Prepaid expenses and other current assets	5,816	5,996
Total current assets	131,129	148,761

Assets held for rent, net	5,690	6,103
Property and equipment, net	6,605	6,084
Operating lease right-of-use assets, net	10,128	10,674
Long-term deposits and other assets	378	379
Available-for-sale securities, long-term	19,055	4,628
Equity investments	995	995
Intangible assets, net	8,857	9,559
Goodwill	212,304	212,304
Total assets	$395,141	$399,487

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,297	$3,573
Accrued expenses and other current liabilities	8,213	12,451
Sales taxes payable	3,929	4,256
Lease liabilities, operating, current portion	1,835	1,511
Debt, current portion	10,449	10,943
Total current liabilities	27,723	32,734

Lease liabilities, operating, long-term	12,165	12,723
Debt, long-term	2,499	4,997
Deferred tax liabilities	130	124
Total liabilities	42,517	50,578
Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 47,548,431 and 46,906,765 shares issued and outstanding, respectively, as of March 31, 2025 and December 31, 2024	48	47
Additional paid-in capital	688,092	683,939
Accumulated other comprehensive loss, net of taxes	33	24
Accumulated deficit	(335,549)	(335,101)
Total shareholders’ equity	352,624	348,909
Total liabilities and shareholders’ equity	$395,141	$399,487
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(In thousands, except per share and share data)	2025	2024

Product revenue	$22,299	$16,743
Service revenue	60	25
Rental revenue	1,582	1,665
Total product, rental, and service revenue	23,941	18,433
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	7,109	5,136
Cost of service revenue (exclusive of intangible assets amortization)	10	-
Cost of rental revenue (exclusive of intangible assets amortization)	1,036	1,056
General and administrative	11,501	10,397
Sales and marketing	2,597	2,376
Research and development	2,204	2,075
Intangible asset amortization	702	688
Total operating expenses	25,159	21,728
Operating loss	(1,218)	(3,295)

Other income:
Interest income (expense), net	681	(140)
Other income	103	253
Total other income, net	784	113

Loss before income tax expense	(434)	(3,182)
Income tax expense	(14)	(17)
Net loss from continuing operations	(448)	(3,199)

Discontinued operations:
Loss from discontinued operations before income tax expense	-	(6,908)
Income tax expense	-	(114)
Loss from discontinued operations	-	(7,022)

Net loss	$(448)	$(10,221)

Loss from continuing operations, attributable to common shareholders:
Basic and Diluted	$(448)	$(3,199)
Loss from discontinued operations, attributable to common shareholders:
Basic and Diluted	$-	$(7,022)
Loss per share from continuing operations, attributable to common shareholders:
Basic and Diluted	$(0.01)	$(0.07)
Loss per share from discontinued operations, attributable to common shareholders:
Basic and Diluted	$-	$(0.15)
Net loss attributable to common shareholders:
Basic and Diluted	$(448)	$(10,221)
Net loss per share attributable to common shareholders:
Basic and Diluted	$(0.01)	$(0.22)
Weighted average shares used to compute loss per share attributable to common shareholders:
Basic and Diluted	47,134,720	45,432,426
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
(In thousands)	2025	2024

Net loss	$(448)	$(10,221)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	-	(203)
Unrealized gain (loss) on available-for-sale securities, net of tax	9	(18)
Comprehensive loss	$(439)	$(10,442)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31, 2025
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2024	-	$-	46,906,765	$47	$683,939	$24	$(335,101)	$348,909
Stock-based compensation	-	-	-	-	4,153	-	-	4,153
Stock issued – on vested RSUs	-	-	641,666	1	-	-	-	1
Unrealized loss on available-for-sale securities	-	-	-	-	-	9	-	9
Net loss	-	-	-	-	-	-	(448)	(448)
Balance, March 31, 2025	-	$-	47,548,431	$48	$688,092	$33	$(335,549)	$352,624

	Three Months Ended March 31, 2024
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2023	-	$-	45,167,225	$45	$652,880	$(345)	$(314,917)	$337,663
Stock-based compensation	-	-	-	-	6,183	-	-	6,183
Stock issued – on vested RSAs	-	-	522,358	1	-	-	-	1
Foreign currency translation	-	-	-	-	-	(203)	-	(203)
Unrealized gain on available-for-sale securities	-	-	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	-	-	(10,221)	(10,221)
Balance, March 31, 2024	-	$-	45,689,583	$46	$659,063	$(566)	$(325,138)	$333,405
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities
Net loss	$(448)	$(10,221)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	682	1,364
Amortization of intangible assets	702	914
Stock-based compensation	4,153	6,183
Non-cash lease expense (benefit)	312	(83)
Deferred income tax expense	6	5
Accretion of available-for-sale investments	(105)	(182)
Gain on disposal of property and equipment, net	-	(14)
Loss on disposal of assets held for rent, net	187	198

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	1	65
Inventories	1,447	42
Prepaid expenses and other assets	181	2,392
Accounts payable	(828)	(1,956)
Accrued expenses and other current liabilities	(4,252)	(2,825)
Sales taxes payable	(327)	20
Other	16	(377)
Net cash provided by (used in) operating activities	1,727	(4,475)

Cash flows from investing activities
Purchases of available-for-sale securities	(30,324)	(6,374)
Proceeds from sale of available-for-sale securities	573	973
Maturities of available-for-sale securities	3,000	6,000
Purchases of assets held for rent	(250)	(464)
Purchases of property and equipment	(175)	(356)
Net cash used in investing activities	(27,176)	(221)

Cash flows from financing activities
Payments on equipment loans	-	(241)
Payments on term loans	(2,500)	-
Payments on financed insurance premium	(502)	(727)
Other	10	16
Net cash used in financing activities	(2,992)	(952)

Net decrease in cash, cash equivalents, and restricted cash	(28,441)	(5,648)
Cash, cash equivalents, and restricted cash – beginning of period	95,386	35,438
Effects of currency translation on cash, cash equivalents, and restricted cash	-	(65)
Cash, cash equivalents, and restricted cash – end of period	$66,945	$29,725
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$552	$26
Unrealized gains on currency translation	$-	$(6)
Unrealized gains (losses) on available-for-sale securities	$(9)	$18
Cash interest paid	$265	$445

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Organization and significant accounting policies
Business
BioLife Solutions, Inc. (“BioLife”, “us”, “we”, “our”, or the “Company”) is a life sciences company that develops, manufactures, and markets bioproduction products and services which are designed to improve quality and de-risk biologic manufacturing, distribution, and transportation in the cell and gene therapy ("CGT") industry. Our products include proprietary biopreservation media, automated thawing devices, and cloud-connected shipping containers. Our CryoStor® freeze media and HypoThermosol® hypothermic storage media are optimized to preserve cells in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and are formulated to reduce preservation-induced cell damage and death. Our Sexton cell processing product line includes human platelet lysates (“hPL”) for cell expansion, reducing risk and improving downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal® cryogenic vials that are purpose-built rigid containers used in CGT that can be filled manually or with high throughput systems, CryoCase™ cryo-compatible transparent rigid containers designed for closed-system fill and retrieval, and automated cell processing machines that bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination. Our ThawSTAR® product line is composed of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products help administer temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. Our evo® shipping containers provide cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals.
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
On November 12, 2024, the Company entered into a Stock Purchase Agreement (the “SciSafe Purchase Agreement”), by and among the Company, Subzero Purchaser Corp., a Delaware corporation (“SciSafe Buyer”), SciSafe, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of the Company (“SciSafe Seller”), and SciSafe, Inc., a New Jersey corporation and an indirect wholly owned subsidiary of the Company (“SciSafe”), for the sale by SciSafe Seller of all of the issued and outstanding shares of common stock (the “SciSafe Shares”) of SciSafe to SciSafe Buyer. Upon the execution of the SciSafe Purchase Agreement, the SciSafe business is presented in the accompanying Consolidated Financial Statements as a discontinued operation for all periods presented.
On November 14, 2024, the Company entered into a Stock Purchase Agreement (the “CBS Purchase Agreement”), by and among the Company, Standex International Corporation, a Delaware corporation (“CBS Buyer”), and Arctic Solutions, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (doing business as Custom Biogenic Systems, or “CBS”), for the sale by the Company of all of the issued and outstanding shares of common stock (the “CBS Shares”) of CBS to CBS Buyer (the “CBS Divestiture”). Upon the execution of the CBS Purchase Agreement, the CBS business is presented in the accompanying Consolidated Financial Statements as a discontinued operation for all periods presented.
On April 4, 2025, pursuant to a Stock Purchase Agreement (the “PanTHERA Purchase Agreement”), by and among the Company, Casdin Partners Master Fund L.P. and each other person listed on Schedule A thereto (the “PanTHERA Sellers”), Alberta LTD., an Alberta corporation and a wholly owned subsidiary of the Company (“PanTHERA Buyer Sub”), PanTHERA CryoSolutions Inc., an Alberta corporation (“PanTHERA”) and Dr. Jason Acker, solely in his capacity as Sellers’ Representative, the Company acquired all of the issued and outstanding shares of common stock of PanTHERA from the Sellers (the “PanTHERA Transaction”). The acquisition of PanTHERA was considered a subsequent event to the financial results presented as of March 31, 2025. For additional information on the acquisition of PanTHERA see Note 19: Subsequent events.
The Company is presenting Global Cooling, SciSafe, and CBS within this Quarterly Report on Form 10-Q (this “Form 10-Q”) as discontinued operations for all periods presented within the Condensed Consolidated Balance Sheets and Condensed

Consolidated Statements of Operations. The Condensed Consolidated Statements Of Comprehensive Loss, Condensed Consolidated Statements of Shareholders' Equity, and Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages, and disclosures for all periods presented in this Form 10-Q reflect only the continuing operations of the Company unless otherwise noted. See Note 2: Discontinued operations within this Form 10-Q for further details regarding the divestitures described above.
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
Significant estimates and assumptions by management affect the Company’s valuation of market-based stock awards, fair value of marketable debt securities, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, net realizable value of inventory, and provision for income taxes.
The Company regularly assesses these estimates; however, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
Basis of presentation and consolidation
The Unaudited Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three months ended March 31, 2025 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The Unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2025 in accordance with U.S. GAAP, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (the “SEC”) rules and regulations relating to interim financial statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025, as amended by the Annual Report on Form 10-K/A filed with the SEC on April 8, 2025 (the “Annual Report”).
The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, SAVSU Technologies, Inc. (“SAVSU”) and Sexton Biotechnologies, Inc. (“Sexton”). All intercompany accounts and transactions have been eliminated in consolidation.
The Company is presenting Global Cooling, SciSafe, and CBS as discontinued operations for all periods presented within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. The Condensed Consolidated Statements Of Comprehensive Loss, Condensed Consolidated Statements of Shareholders' Equity, and Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages, and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 2: Discontinued operations for additional details about the divestitures.
Foreign currency exchange
The Company's sales are primarily denominated in the U.S. dollar. Accordingly, our sales are not generally impacted by foreign currency exchange rates. For any transactions denominated in a foreign currency, which were immaterial during the three months ended March 31, 2025 and 2024, the Company remeasures foreign currency transactions into U.S. dollars on its Unaudited Condensed Consolidated Financial Statements in the Other income line item.

Segment reporting
The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. For additional information on the Company's segment considerations, see Note 17: Segment, customer, and geographic information.
Significant accounting policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies described in our Annual Report.
Liquidity and capital resources

On March 31, 2025 and December 31, 2024, we had $107.6 million and $109.2 million in cash, cash equivalents, and available-for-sale securities, respectively. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q.
Risks and uncertainties
The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgment about the outcome of future events. The global business environment continues to be impacted by cost pressure, volatility in global trade policies through significant increases in tariffs, the overall effects of economic uncertainty on customers' purchasing patterns, high interest rates, and other factors. It is not possible to accurately predict the future impact of such events and circumstances. Actual results could differ from our estimates.
For additional information, see caption “Risk Factors” identified in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Form 10-Q.
Recent accounting pronouncements
Recently issued accounting pronouncements not yet adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures - Clarifying the Effective Date to clarify the effective date for non-calendar year-end entities. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the effects adoption of this guidance will have on the Consolidated Financial Statements.
2.     Discontinued operations
In 2024, the Company, management, and our board of Directors (the "Board"), made the decision to sell Global Cooling and CBS (the "Freezer Business"), allowing the Company to optimize its product portfolio by focusing on its recurring higher margin revenue streams. Additionally, in November of 2024, the Company, management, and the Board determined the sale of SciSafe would further optimize the Company's product portfolio toward its proprietary high margin cell processing and other bioproduction products. Accordingly, the results of these businesses are reported in the “Loss from discontinued operations” line in the Condensed Consolidated Statements of Operations. These changes have been applied to all periods presented.
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

(In thousands)
Selling price: $1	$-
Cash to Global Cooling funded by Company	(6,652)
Costs to sell Global Cooling(1)	(582)
Negative selling price	(7,234)

Global Cooling carrying basis as of April 17, 2024, inclusive of assumed liabilities	(3,589)
Assumed liabilities: Accounts payable(2)	2,643
Assumed liabilities: Debt(3)	2,596
Less: Global Cooling carrying basis as of April 17, 2024	1,650
Less: Release of Global Cooling currency translation adjustment	(13)
Net loss on disposal	$(8,897)
(1) Represents the costs incurred in connection with the divestiture of Global Cooling, including fees to be paid to the broker, attorneys, and other external parties.
(2) As a closing condition, the Company assumed certain accounts payable and accrued expenses from Global Cooling, totaling $0.5 million and $2.1 million, respectively.
(3) As a closing condition, the Company repaid the balances of loans under Global Cooling as of the date of the Global Cooling Divestiture.
In connection with the Company’s entry into the Global Cooling Purchase Agreement, the Company implemented a reduction in force (the “RIF”) related to the business of Global Cooling, which reduced the Company’s workforce by 47 employees (representing approximately 11% of its full-time employees as of the date of the RIF). The Board approved the RIF on March 29, 2024, and all affected employees of Global Cooling were informed by April 18, 2024, following the execution of the Global Cooling Purchase Agreement. Additionally, the Company accelerated the unvested shares granted to both the employees impacted by the RIF and Global Cooling employees that remained with Global Cooling upon the closing of the GCI Divestiture. The Company recognized the following charges in connection with the RIF and stock compensation expense acceleration:

(In thousands)	Severance	Stock Compensation	Total
RIF employee costs	$291	$1,255	$1,546
Former Global Cooling employees	-	1,925	1,925
Total employment related divestiture expenditures	$291	$3,180	$3,471
As outlined in the Global Cooling Purchase Agreement, the Company is required to indemnify Global Cooling for preexisting legal contingencies. Prior to the Global Cooling Divestiture, a lawsuit was filed by a previous customer related to Global Cooling's commercial freezer products seeking payment of up to $4.0 million for losses the customer claims to have incurred. As of the year ended December 31, 2024, the Company recorded a loss contingency under the discontinued

operations of Global Cooing related to this product liability claim as outlined in the Global Cooling Purchase Agreement. During the fourth quarter of 2024, it became probable this loss would be settled within the next fiscal year. The product liability claim is subject to insurance recovery, which management believes is probable as enforceable under the Company's insurance policy, covering the entirety of the loss contingency aside from the Company's insurance deductibles. The Company estimates the legal expenses to be incurred will be immaterial. There were no changes in the status of this claim during the three months ended March 31, 2025
In addition, upon the closing of the Transaction, the Company and Global Cooling entered into a transition services agreement ("Global Cooling TSA"), pursuant to which the Company agreed to provide certain transition services to Global Cooling for up to 90 days following the date of the closing of the Global Cooling Divestiture. The Global Cooling TSA has since expired pursuant to its terms on the stated expiration date. The Company has no other significant continuing involvement with Global Cooling.
Divestiture of SciSafe, Inc.
On November 12, 2024, the Company entered into the SciSafe Purchase Agreement, and SciSafe, for the sale by SciSafe Seller of all of the issued and outstanding shares of common stock of SciSafe to SciSafe Buyer ("SciSafe Divestiture"). The Company analyzed the quantitative and qualitative factors relevant to the sale of SciSafe and determined that the conditions for discontinued operations presentation were met during the fourth quarter of 2024.
In connection with the closing of the SciSafe Divestiture, the Company incurred $0.4 million in severance costs, paid the former stockholders of SciSafe $3.3 million in cash to waive all rights with respect to certain potential earn-out payments, and recognized $4.0 million in stock compensation expense for the acceleration of unvested shares of all the Company's former employees that remained with SciSafe upon the closing of this transaction.
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
In addition, upon the closing of the SciSafe Divestiture, the Company and SciSafe entered into a transition services agreement ("SciSafe TSA"), pursuant to which the Company will provide certain transition services to SciSafe for up to six months following the closing of the transaction. The SciSafe Purchase Agreement contains customary representations, warranties, covenants and indemnities of the parties thereto, including customary covenants that prevent the Company from competing with SciSafe, soliciting its employees or interfering with its business relationships for five years after the closing of the SciSafe Divestiture.

In connection with the disposal of SciSafe, the Company remains liable and responsible for the full performance and observance of all of the provisions, covenants, and conditions in one of SciSafe's operating leases. In the case of a breach or violation of any provision of the lease by the SciSafe Buyer, the Company is deemed to be in default of the lease provisions. Simultaneously, the Company received indemnification pursuant any obligation owed by the Company under this operating lease. This indicates the Company undertakes the obligation to stand ready to perform over the term of the guarantee in the event of the specified triggering events noted above, or conditions, such as breach or default, occur. However, the non-contingent aspect of the guarantee enables the Company to recover any losses from the SciSafe Buyer. As of March 31, 2025, the fair value of this guarantee is not material. The outstanding minimum lease payments equal approximately $2.5 million and the lease terminates in 2031.
The Company has no other significant continuing involvement with SciSafe upon the expiration of its SciSafe and other related covenants.
Divestiture of Custom Biogenics
On November 14, 2024, the Company entered into the CBS Purchase Agreement, for the sale by the Company of all of the issued and outstanding shares of common stock of CBS. The Company analyzed the quantitative and qualitative factors relevant to the CBS Divestiture and determined that the conditions for discontinued operations presentation were met during the fourth quarter of 2024.
The Company recognized $2.0 million in stock compensation expense for the acceleration of unvested shares of all the Company's former employees that remained with CBS upon the closing of the CBS Divestiture.
The Company recognized a loss on disposal of CBS, calculated as follows:

(In thousands)
Cash proceeds received from Buyer	$2,785
Cash proceeds from escrow	615
Net price adjustment(1)	179
Costs to sell(2)	(148)
Total proceeds	3,431
Less: CBS carrying basis as of November 14, 2024	6,796
Net loss on disposal	$(3,365)
(1) As defined within the CBS Purchase Agreement, the final purchase price was subject to working capital adjustments upon the close of the CBS Divestiture.
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
In addition, upon the closing of the CBS Divestiture, the Company and CBS entered into a transition service agreement (the "CBS TSA"), pursuant to which the Company will provide certain transition services to CBS following the closing of the CBS Divestiture. The CBS Purchase Agreement contains customary representations, warranties, covenants and indemnities of the parties thereto, including customary covenants that prevent the Company from competing with CBS, soliciting its employees or interfering with its business relationships for two years after the closing of the CBS Divestiture. The Company has no other significant continuing involvement with CBS upon the expiration of its CBS TSA and related covenants.

Summarized financial data of discontinued operations
The tables below summarize financial data of discontinued operations for the three months ended March 31, 2024. Interest expenses directly associated with the debt of a disposed entity is reported in discontinued operations below.
The table below summarizes the key components of loss from discontinued operations as follows:

	Three Months Ended March 31, 2024
(In thousands)	Global Cooling	SciSafe	CBS	Total
Revenue	$4,948	$5,135	$3,210	$13,293
Cost of revenue	6,600	3,725	2,648	12,973
Gross profit	(1,652)	1,410	562	320
Operating expenses	(4,314)	(1,663)	(1,175)	(7,152)
Other income (expense), net	(33)	(18)	(25)	(76)
Loss before income taxes	(5,999)	(271)	(638)	(6,908)
Income tax expense	(10)	(100)	(4)	(114)
Loss from discontinued operations, net of income taxes	$(6,009)	$(371)	$(642)	$(7,022)
Below is a summary of incurred depreciation, amortization, interest expenses, capital expenditures, and other noncash related costs for discontinued operations:

	Three Months Ended March 31, 2024
(In thousands)	Global Cooling	SciSafe	CBS	Total
Depreciation	$—	$667	$—	$667
Amortization	$—	$227	$—	$227
Stock-based compensation	$947	$706	$402	$2,055
Interest expense, net	$38	$2	$26	$66
Capital expenditures	$26	$255	$—	$281
All divested entities had no remaining balances as of March 31, 2025 or December 31, 2024.
3.    Fair value measurement
In accordance with the FASB ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”), the Company measures its financial instruments at fair value on a recurring basis. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of their short maturities. The carrying value of our marketable debt securities, which are accounted for as available-for-sale, are classified within either Level 1 or Level 2 in the fair value hierarchy because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The carrying values of our long-term debt, which is classified within Level 2 in the fair value hierarchy, approximates fair value as our borrowings with lenders are at interest rates that approximate market rates for comparable loans. The fair values of investments and contingent consideration classified as Level 3 were derived from management assumptions. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value fair hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
There were no remeasurements to fair value during the three months ended March 31, 2025 of financial assets and liabilities that are not measured at fair value on a recurring basis. The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, based on the three-tier fair value hierarchy:
(In thousands)

As of March 31, 2025	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market accounts	$61,852	$-	$61,852
Available-for-sale securities:
U.S. government securities	8,297	-	8,297
Corporate debt securities	2,796	21,496	24,292
Other debt securities	-	8,101	8,101
Total	$72,945	$29,597	$102,542

As of December 31, 2024
Assets:
Cash equivalents:
Money market accounts	$89,119	$-	$89,119
Available-for-sale securities:
U.S. government securities	1,494	-	1,494
Corporate debt securities	398	8,602	9,000
Other debt securities	-	3,332	3,332
Total	$91,011	$11,934	$102,945
There have been no transfers of assets or liabilities between the fair value measurement levels. We had no financial assets that utilize Level 3 inputs of measurement as of March 31, 2025 and December 31, 2024.

4.    Investments
Available-for-sale securities
The Company’s portfolio of available-for-sale marketable securities consists of the following:

	March 31, 2025
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$6,509	$3	$-	$6,512
Corporate debt securities	11,638	13	(1)	11,650
Other debt securities	3,472	2	(1)	3,473
Total short-term	21,619	18	(2)	21,635

Available-for-sale securities, long-term
U.S. government securities	1,779	7	-	1,786
Corporate debt securities	12,631	14	(4)	12,641
Other debt securities	4,628	3	(3)	4,628
Total long-term	19,038	24	(7)	19,055

Total marketable securities	$40,657	$42	$(9)	$40,690

	December 31, 2024
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$1,493	$1	$-	$1,494
Corporate debt securities	5,775	14	(1)	5,788
Other debt securities	1,912	4	-	1,916
Total short-term	9,180	19	(1)	9,198

Available-for-sale securities, long-term
Corporate debt securities	3,210	4	(2)	3,212
Other debt securities	1,412	5	(1)	1,416
Total long-term	4,622	9	(3)	4,628

Total marketable securities	$13,802	$28	$(4)	$13,826

	March 31, 2025
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,619	$21,636
Due after one year through five years	19,038	19,054
Total	$40,657	$40,690

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months:

	March 31, 2025
	Less than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$4,913	$(4)	$4,913	$(4)
Other debt securities	5,082	(2)	5,082	(2)
Total	$9,995	$(6)	$9,995	$(6)

	December 31, 2024
	Less than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$2,091	$(3)	$2,091	$(3)
Other debt securities	1,030	(1)	1,030	(1)
Total	$3,121	$(4)	$3,121	$(4)
As of March 31, 2025 and December 31, 2024, all available-for-sale securities investments presented above with unrealized losses have been in an unrealized loss position for less than 12 months.
As of March 31, 2025, none of our available-for-sale marketable securities exhibited risk of credit loss and therefore no allowance for credit losses was recorded.
Equity investments
The Company periodically invests in non-marketable equity securities of private companies without a readily determinable fair value to promote business and strategic objectives. The Company has adopted the measurement alternative whereby equity securities are carried at cost minus impairment, if any, plus or minus changes resulting from observable process changes in orderly transactions for identical or similar transactions of the same issuer. These securities included Series E Preferred Stock in PanTHERA carried at $1.0 million as of March 31, 2025 and December 31, 2024.
On April 4, 2025, the Company purchased the remaining 90% of PanTHERA common shares it did not own as of March 31, 2025 for an $10.0 million in cash and 213,361 shares of the Company's Common stock and other contingent consideration. For additional details on the transaction, see Note 19: Subsequent events.
5.    Inventories
Inventories consist of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(In thousands)	2025	2024
Raw materials	$9,846	$11,768
Work in progress	4,489	4,082
Finished goods	13,231	13,163
Total inventories	$27,566	$29,013
6.    Leases
The Company has various operating lease agreements for office space, warehouses, manufacturing, production locations, and other equipment. Our real estate leases had original lease terms of two to eleven years and have remaining lease terms of two to six years. The Company excludes options that are not reasonably certain to be exercised from our lease terms, ranging from one to five years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms, with all other lease payments consisting of variable lease costs. For certain leases, we receive incentives from our landlords, such as rent abatements, which effectively reduce the total lease payments owed for these leases.
We did not have any financing lease arrangements as of March 31, 2025 and December 31, 2024.
The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(In thousands)	2025	2024
Weighted average discount rate - operating leases	6.4%	6.4%
Weighted average remaining lease term in years - operating leases	5.9	6.1
The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating lease costs	$625	$385
Short-term lease costs	31	17
Total operating lease costs	656	402

Variable lease costs	298	239
Total lease costs	$954	$641
Maturities of our lease liabilities as of March 31, 2025 are as follows:

(In thousands)	Operating Leases
2025 (9 months remaining)	$1,900
2026	3,029
2027	2,583
2028	2,642
2029	2,724
Thereafter	3,946
Total lease payments	16,824
Less: interest	(2,824)
Total present value of lease liabilities	$14,000

7.     Assets held for rent
Assets held for rent consist of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(In thousands)	2025	2024
Shippers placed in service	$8,994	$9,505
Accumulated depreciation	(6,350)	(6,499)
Net	2,644	3,006
Shippers and related components in production	3,046	3,097
Total	$5,690	$6,103
Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $0.5 million and $0.6 million in depreciation expense related to assets held for rent during the three months ended March 31, 2025 and March 31, 2024, respectively.
8.    Property and equipment
Property and equipment consist of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(In thousands)	2025	2024
Property and equipment
Leasehold improvements	$3,587	$3,527
Furniture and computer equipment	306	306
Manufacturing and other equipment	4,116	4,073
Construction in-progress	3,094	2,478
Subtotal	11,103	10,384
Less: Accumulated depreciation	(4,498)	(4,300)
Property and equipment, net	$6,605	$6,084
Depreciation expense for property and equipment was $0.2 million and $0.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
9.    Goodwill and intangible assets
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized but instead is tested for impairment at least annually in accordance with ASC 350.
Intangible assets
Intangible assets, net consisted of the following as of March 31, 2025 and December 31, 2024:

(In thousands, except weighted average useful life)	March 31, 2025
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$2,516	$(2,512)	$4	0.3
Tradenames	4,114	(1,901)	2,213	5.6
Technology - acquired	18,672	(12,032)	6,640	2.9
Non-compete agreements	90	(90)	-	0.0
Total intangible assets	$25,392	$(16,535)	$8,857	3.1

(In thousands, except weighted average useful life)	December 31, 2024
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$2,516	$(2,508)	$8	0.6
Tradenames	4,114	(1,799)	2,315	5.9
Technology - acquired	18,672	(11,436)	7,236	3.1
Non-compete agreements	90	(90)	-	0.0
Total intangible assets	$25,392	$(15,833)	$9,559	3.3
Amortization expense for definite-lived intangible assets was $0.7 million and $0.7 million for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, the Company expects to record the following amortization expense for definite-lived intangible assets:

(In thousands)	Amortization Expense
For the Years Ending December 31,
2025 (9 months remaining)	$2,105
2026	2,692
2027	1,938
2028	828
2029	530
Thereafter	764
Total	$8,857

10.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(In thousands)	2025	2024
Accrued expenses	$4,341	$7,116
Accrued compensation	3,755	5,232
Deferred revenue, current	117	103
Total accrued expenses and other current liabilities	$8,213	$12,451

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
Pending litigation item
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
Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2025 and December 31, 2024.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of March 31, 2025, our total short-term obligations were $10.0 million.
Non-income related taxes
Companies are required to collect and remit sales tax from certain customers if the company is determined to have nexus in a particular state. Upon the determination of nexus, which varies by state, companies are additionally required to maintain detailed record of specific product and customer information within each jurisdiction in which it has established nexus to appropriately determine their sales tax liability, requiring technical knowledge of each jurisdiction’s tax case law. During the year ended December 31, 2024, the Company determined that a sales tax liability related to the periods of 2019 through 2024 was probable and determined an estimated liability. The estimated liability was approximately $3.9 million and $4.3 million as of March 31, 2025 and December 31, 2024, respectively. Due to the variety of jurisdictions in which this estimated liability relates to and our ongoing assessment of sales taxes owed, we cannot predict when final liabilities will be satisfied. We will reevaluate the estimated liability and timing of satisfaction each reporting period.

12.    Long-term debt
Term Loan
On September 20, 2022, the Company and certain of its subsidiaries entered into the Loan and Security Agreement, by and among Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Bank”), the Company, SAVSU Technologies, Inc., a Delaware corporation (“SAVSU”), Arctic Solutions, Inc., a Delaware corporation doing business as Custom Biogenic Systems (“Arctic”), SciSafe Holdings, Inc., a Delaware corporation (“SciSafe Parent”), Global Cooling, and Sexton Biotechnologies, Inc., a Delaware corporation (“Sexton”), as amended by that certain Waiver and First Amendment to Loan and Security Agreement, dated February 26, 2024, that certain Consent and Second Amendment to Loan and Security Agreement, dated April 17, 2024 (the “Second Amendment”), that certain Consent and Third Amendment to Loan and Security Agreement, dated November 11, 2024 (the “Third Amendment”), and that certain Consent and Fourth Amendment to Loan and Security Agreement, dated April 4, 2025 (the "Fourth Amendment", and the foregoing collectively, the “Loan Agreement”), which provides for a term loan in an aggregate maximum principal amount of up to $60 million in the increments and upon the dates and milestones described below (the “Term Loan”). The Term Loan matures on June 1, 2026. The Loan Agreement permitted the Company to borrow up to $30 million upon the initial closing of the transactions contemplated by the Loan Agreement (the “Term Loan Closing”), and provided options to borrow (i) up to $10 million between the Term Loan Closing and June 30, 2023, (ii) up to $10 million upon the achievement of certain revenue milestones by the Company, and (iii) an additional $10 million at the discretion of the lender. The Company borrowed $20 million at the Term Loan Closing and accounts for the Term Loan at cost. As of December 31, 2023, the Company had not drawn additional funding nor had it met the revenue milestones outlined within the Loan Agreement. The Company had until December 31, 2023 to draw an additional $10 million, subject to approval from the lender, and therefore has no additional opportunities under the Loan Agreement. Payments on the borrowing are interest-only through June 2024, with additional criteria allowing for interest-only payments to continue through June 2025. Tranches borrowed under the Loan Agreement bear interest at the Wall Street Journal prime rate plus 0.5%. However, the interest rate is subject to a ceiling that restricts the interest rate for each tranche from exceeding 1.0% above the overall rate applicable to each tranche at their respective funding dates and has a balloon payment due at the earliest of term loan maturity, repayment of the Term Loan in full, or termination of the Loan Agreement at $1.2 million. As of March 31, 2025, the implied interest rate of the Term Loan is 11.1% and the implied value of the Term Loan is $13.4 million. The Loan Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. As of March 31, 2025, the Company is in compliance with the covenants set forth in the Loan Agreement.
On April 17, 2024, the Company entered into the Second Amendment by and among Bank, the Company, SAVSU, Arctic, SciSafe Parent, Global Cooling and Sexton (the Company, SAVSU, Arctic, SciSafe Parent, Global Cooling and Sexton, collectively, the “Second Amendment Borrower”). Pursuant to the Second Amendment and subject to the conditions set forth therein, Bank consented to the Global Cooling Divestiture and released its security interests in the assets of Global Cooling and the shares of common stock of Global Cooling arising under the Loan Agreement. In addition, effective as of the closing of the Global Cooling Divestiture, the Second Amendment amended the Loan Agreement to remove Global Cooling as a party to the Loan Agreement and provide for a non-refundable termination fee in the amount of $500,000 payable by Second Amendment Borrower to Bank in the event that the Loan Agreement is terminated prior to the Term Loan Maturity Date (as defined in the Loan Agreement) for any reason. The Second Amendment also contains customary representations and warranties of Second Amendment Borrower and provides for a release of Bank by Second Amendment Borrower for any claims existing or arising through the date of the Second Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
On November 11, 2024, the Company entered into the Third Amendment by and among Bank, the Company, SAVSU, Arctic, SciSafe Parent and Sexton (the Company, SAVSU, Arctic, SciSafe Parent and Sexton, collectively, the “Third Amendment Borrower”). Pursuant to the Third Amendment and subject to the conditions set forth therein, Bank consented to the SciSafe Divestiture as required pursuant to the Loan Agreement. In addition, effective as of the closing of the SciSafe Divestiture, the Third Amendment amended the Loan Agreement to provide for a non-refundable termination fee in the amount of $750,000 payable by Third Amendment Borrower to Bank in the event that the Loan Agreement is terminated prior to the Term Loan Maturity Date for any reason. The Third Amendment also made certain other ministerial changes to the Loan Agreement, contains customary representations and warranties of Third Amendment Borrower and provides for a release of Bank by Third Amendment Borrower for any claims existing or arising through the date of the Third Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.

On April 4, 2025, the Company entered into the Fourth Amendment by and among Bank, the Company, SAVSU and Sexton. For additional information on the Fourth Amendment, see Note 19: Subsequent events.
Long-term debt consisted of the following as of March 31, 2025 and December 31, 2024:

			March 31,	December 31,
(In thousands)	Maturity Date	Interest Rate	2025	2024
Term Loan(1)	Jun-26	7.0%	$12,500	$15,000
Insurance premium financing	Various	8.3%	473	975
Total debt, excluding unamortized debt issuance costs			12,973	15,975
Less: unamortized debt issuance costs			(25)	(35)
Total debt			12,948	15,940
Less: current portion of debt			(10,449)	(10,943)
Total long-term debt			$2,499	$4,997
(1) As of March 31, 2025, the Term Loan was secured by substantially all assets of BioLife, SAVSU, and Sexton, other than intellectual property.
As of March 31, 2025, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2025 (9 months remaining)	$7,951
2026	4,997
2027	-
2028	-
2029	-
Thereafter	-
Total debt	$12,948
13.    Revenue
To determine revenue recognition for contractual arrangements that we determine are within the scope of FASB Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. As of both March 31, 2025 and December 31, 2024, our deferred revenue balance totaled $0.1 million. During the three months ended March 31, 2025, the Company recognized approximately $18 thousand of revenue that was included in the deferred revenue balance at the beginning of the year.
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
Service revenues are generated from various customer service agreements to provide warranty and other engineering services. We recognize service revenues over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the three months ended March 31, 2025.
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
Total bioproduction tools and services revenue for the three months ended March 31, 2025 and 2024 were composed of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024
Product revenue
Cell processing	$21,574	$16,186
evo and Thaw	725	557
Service revenue
evo and Thaw	60	25
Rental revenue
evo and Thaw	1,582	1,665
Total revenue	$23,941	$18,433
There was no estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period of March 31, 2025. The Company elected not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers.

14.    Stock-based compensation
Service-based vesting stock options
The following is a summary of service-based vesting stock option activity for the three months ended March 31, 2025, and the status of service-based vesting stock options outstanding as of March 31, 2025:

	Three Months Ended March 31, 2025
	Options	Wtd. Avg. Exercise Price
Outstanding as of beginning of period	127,000	$2.19
Exercised	—	—
Outstanding as of March 31, 2025	127,000	$2.19

Stock options exercisable as of March 31, 2025	127,000	$2.19
As of March 31, 2025, there was $2.6 million of aggregate intrinsic value of outstanding and exercisable service-based vesting stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2025. This amount will change based on the fair market value of the Company’s stock. We did not recognize stock compensation expense related to service-based options during the three months ended March 31, 2025. There were no exercises of service vesting-based awards during the three months ended March 31, 2025. There were no service-based vesting options granted during the three months ended March 31, 2025. The weighted average remaining contractual life of service-based vesting stock options outstanding and exercisable as of March 31, 2025 is 1.2 years. There were no unrecognized compensation costs for service-based vesting stock options as of March 31, 2025.
Restricted stock
Service-based vesting restricted stock
The following is a summary of service-based vesting restricted stock activity for the three months ended March 31, 2025, and the status of unvested service-based vesting restricted stock outstanding as of March 31, 2025:

	Three Months Ended March 31, 2025
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of period	1,295,640	$16.00
Granted	290,333	25.33
Vested	(171,379)	19.47
Forfeited	(15,151)	14.17
Non-vested as of March 31, 2025	1,399,443	$17.53
The aggregate fair value of the service-based vesting awards granted was $7.4 million during the three months ended March 31, 2025. The aggregate fair value of the service-based vesting awards that vested was $4.5 million during the three months ended March 31, 2025.
We recognized stock compensation expense related to service-based vesting awards of $2.7 million during the three months ended March 31, 2025. As of March 31, 2025, there was $22.5 million in unrecognized compensation costs related to service-based vesting awards. The weighted average remaining recognition period over which these service-based vesting awards will be expensed is approximately 2.8 years.
Performance-based restricted stock
On March 8, 2024, the Company granted a performance-based restricted stock award for 109,512 shares to an executive. The shares granted contain performance conditions based on Company metrics related to future performance. The shares will vest as to between 0% and 200% of the number of restricted shares granted to the recipient based on performance conditions during the period beginning on January 1, 2024 through December 31, 2025. The grant date fair value of this award was $17.36 per share. The fair value of this award is being expensed on a straight-line basis over the requisite service period ending on December 31, 2025.
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
During the three months ended March 31, 2025, the Company's Board approved a modification to the metrics underlying the performance-based award to give effect to the adjusted operating results of the Company following the divestitures that occurred during the year ended December 31, 2024. The modification increased the probability that the performance-based award would vest in excess of the shares originally granted to its maximum amount of 200%. In accordance with ASC 718, this modification resulted in an incremental compensation cost of $1.6 million, which will be recognized over the remainder of the service period of the award.
We recognized stock compensation expense of $0.4 million related to performance-based restricted stock awards for the three months ended March 31, 2025. As of March 31, 2025, there was $2.7 million in unrecognized non-cash compensation costs related to performance-based restricted stock awards expected to vest. We expect to recognize those costs over 0.8 years. Non-cash compensation costs are expensed over the period for which performance was measured.

There were no performance-based restricted stock awards granted or vested during the three months ended March 31, 2025.
Market-based restricted stock
The following is a summary of market-based restricted stock activity under our stock option plan for the three months ended March 31, 2025 and the status of market-based restricted stock outstanding as of March 31, 2025:

	Three Months Ended March 31, 2025
	Shares	Wtd. Avg. Grant
Outstanding as of beginning of period	495,686	$25.69
Granted	451,801	32.91
Vested	(470,287)	25.19
Non-vested as of March 31, 2025	477,200	$33.02

The following is a summary of key inputs to our market-based restricted stock awards as of March 31, 2025:

						Fair Value Assumptions
	Grant Date	Target Shares	Vesting Range	Market Condition Period	FV of Award (in millions)	Volatility	Risk Free Rate	Dividend Rate	Attainment %	Vested Shares
2023 TSR(1)	1/3/2023	268,738	0% - 200%	1/1/2023 - 12/31/2024	$6.8	78%	4.4%	—%	175%	470,287
2024 TSR(2)	3/8/2024	239,464	0% - 200%	1/1/2024 - 12/31/2025	$6.3	80%	4.6%	—%	N/A	N/A
2025 TSR	3/18/2025	250,252	0% - 200%	1/1/2025 - 12/31/2026	$9.8	60%	4.1%	—%	N/A	N/A
(1) Of the $6.8 million fair value of the 2023 Total Shareholder Return ("TSR") award being expensed on a straight-line basis over the grant date to the vesting date, $1.6 million of expense was recognized in 2023 to reflect accelerations in the vesting period of certain awards.
(2) Of the $6.3 million fair value of the 2024 TSR award being expensed on a straight-line basis over the grant date to the vesting date, $0.3 million of expense was recognized in 2024 to reflect accelerations in the vesting period of certain awards.
Each of the market-based restricted stock awards outlined above were granted to its executives. The restricted stock awards granted contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock awards vest at a range determined by the Compensation Committee of the Board of Directors in comparison to the TSR of a group of the Company's peers. The fair value of these awards are determined using a Monte Carlo simulation with various assumptions. These assumptions include historical volatility, dividend yield, and a risk-free interest rate. The historical volatility is based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the measurement date with a maturity consistent with the 2-year term associated with the market condition of these awards. The fair value of these awards are expensed on a straight-line basis over the grant date to the vesting date.
When the TSR period for each award has elapsed, the Company determines the TSR attainment percentage to award each recipient based on the targeted amount of shares granted.
We recognized stock compensation expense of $1.0 million and $1.1 million related to market-based restricted stock awards for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there were $12.0 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. The weighted average remaining recognition period over which these market-based awards will be expensed is approximately 1.5 years.
The aggregate fair value of the market-based awards granted was $6.3 million for both the three months ended March 31, 2025 and 2024. The aggregate fair value of the market-based awards that vested was $11.5 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively.

Total stock compensation expense
Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, with awards generally vesting over a 4-year period, and forfeitures recognized as incurred. We recorded total stock compensation expense for the three months ended March 31, 2025 and 2024, as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Cost of revenue	$292	$308
General and administrative costs	2,967	2,833
Sales and marketing costs	388	424
Research and development costs	506	563
Total	$4,153	$4,128
15.    Income taxes
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
The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. Income tax expense of $14.0 thousand for the three months ended March 31, 2025 resulted in an effective income tax rate of negative 3.2%. Included in the $14.0 thousand of tax expense was discrete tax benefit of $0.5 million related to stock compensation, which was offset by a change in the valuation allowance.
The Company’s projected effective income tax rate for the year ending December 31, 2025 excluding the impact, if any, of discrete items is negative 5.3%, which is lower than the U.S. federal statutory rate of 21% primarily due to the increase in the valuation allowance on deferred tax assets and non-deductible executive compensation offset by state tax benefits and research tax credits.
Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. In determining the need for a valuation allowance, the Company’s management evaluates all available positive and negative evidence to determine if it is more likely than not that its deferred tax assets are realizable. As of March 31, 2025, the Company continues to provide a full valuation allowance against its deferred tax assets as the realization of such assets is not considered to be more likely than not at this time. If the Company's conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record a substantial tax benefit in its Condensed Consolidated Statements of Operations when that occurs.
16.    Net loss from continuing operations per common share
Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method, whichever is more dilutive. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect.

The following table presents computations of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except share and earnings per share data)	2025	2024
Basic earnings (loss) per common share
Numerator:
Net loss from continuing operations	$(448)	$(3,199)

Denominator:
Weighted-average common shares issued and outstanding	47,134,720	45,432,426
Basic and diluted loss from continuing operations per common share	$(0.01)	$(0.07)

Anti-dilutive shares	1,232,836	1,070,693

17. Segment, customer, and geographic information
The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, Mr. Roderick de Greef, who is the CODM, reviews the Company’s operations on a consolidated basis for purposes of allocating resources and evaluating financial performance. As a single reportable segment entity, the Company’s segment performance measure is consolidated net (loss) income from continuing operations.
Significant segment expenses are presented in the Company’s Condensed Consolidated Statements of Operations. Additional significant segment expenses that are not separately presented in the Company’s Condensed Consolidated Statements of Operations include Shared-based compensation and Depreciation expense. These are presented in the Condensed Consolidated Statement of Cash Flows, and Note 14: Stock-based compensation, Note 7: Assets held for rent, and Note 8: Property and equipment.
Other expense items not individually significant in net loss from continuing operations are changes in inventory values due to changes in its carrying basis, costs associated with the Company’s acquisitions or divestitures in the period these take place, and gain or loss on disposal of fixed assets. The information provided to the Company’s CODM for purposes of making decisions and assessing segment performance excludes asset information.
Concentrations of risk
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	March 31,	December 31,	Three Months Ended March 31,
	2025	2024	2025	2024
Customer A	18%	*	*	*
Customer B	*	18%	18%	19%
Customer C	*	21%	11%	*
Customer D	13%	*	*	*
*less than 10%

The following is a summary of revenue by major product family representing over 10% of the Company's total revenue:

	Three Months Ended March 31,
Product revenue concentration	2025	2024
CryoStor	77%	73%
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended March 31,
Revenue by customers’ geographic locations	2025	2024
United States	81%	81%
Europe, Middle East, Africa (EMEA)	14%	14%
Other	5%	5%
Total revenue	100%	100%
All of the Company's long-lived assets, totaling $22.4 million as of March 31, 2025, are located within the United States. Though the Company's evo shippers under rental arrangements may be outside of the United States, all are shipped back to our United States warehouse upon completion of the applicable rental arrangement.
In the three months ended March 31, 2025 and 2024, no suppliers accounted for more than 10% of purchases.
As of March 31, 2025, three different suppliers accounted for 17%, 16%, and 11% of accounts payable. As of December 31, 2024, no suppliers accounted for more than 10% of accounts payable.
18.    Employee benefit plan
The Company sponsors 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $0.2 million in contributions to this plan for both the three months ended March 31, 2025 and 2024.
19.    Subsequent events
The Company has evaluated events subsequent to March 31, 2025 through the date of this filing to assess the need for potential recognition or disclosure.
Stock Purchase Agreement for PanTHERA Acquisition
On April 4, 2025, the Company entered into the PanTHERA Purchase Agreement for the purchase by the Company of all of the issued and outstanding shares of common stock of PanTHERA from the Sellers for an aggregate purchase price of $22.7 million, net of cash acquired, which included $10.0 million in cash, subject to any adjustments pursuant to the purchase price adjustment provision in the PanTHERA Purchase Agreement, 213,361 shares of our common stock, and an additional $7.2 million in earnout payments over the next three years contingent on the achievement of certain scientific and revenue milestones (the “PanTHERA Transaction”). Following the execution of the PanTHERA Purchase Agreement, the PanTHERA Transaction was consummated on April 4, 2025 (the “Closing Date”). The PanTHERA Purchase Agreement contains customary representations, warranties, covenants and indemnities of the parties thereto.
The Company acquired PanTHERA's portfolio of molecules and other assets including certain technology under development. Management is in the process of determining the purchase price allocation and accounting treatment. The preliminary purchase price allocation is subject to any subsequent valuation adjustments within the measurement period. Acquisition related costs before tax incurred thus far were $0.2 million.
Consent and Fourth Amendment to Loan and Security Agreement with Silicon Valley Bank
On April 4, 2025, the Company entered into a Consent and Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”), by and among Bank, the Company, SAVSU, SciSafe Parent, and Sexton. Pursuant to the Fourth Amendment and subject to the conditions set forth therein, Bank consented to the PanTHERA Transaction and the SciSafe Dissolution as required pursuant to the Loan Agreement. The Amendment also made certain other ministerial changes to the Loan Agreement, contains customary representations and warranties of the Company, SAVSU, SciSafe Parent, and Sexton and provides for a release of Bank by the Company, SAVSU, SciSafe Parent, and Sexton for any claims existing or arising through the date of the Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.

Item 2. Management’s discussion and analysis of financial condition and results of operations
Forward looking statements
Certain statements contained in this Quarterly Report on Form 10-Q are not historical facts and may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plans,” “expects,” “believes,” “anticipates,” “designed,” and similar words are intended to identify forward-looking statements. Forward-looking statements are based on our current expectations and beliefs, and involve a number of risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from those stated or implied by the forward-looking statements. A description of certain of these risks, uncertainties and other matters can be found in filings we make with the U.S. Securities and Exchange Commission (the “SEC”), all of which are available at www.sec.gov, including our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025, as amended by the Annual Report on Form 10-K/A filed with the SEC on April 8, 2025 (the "Annual Report"). Because forward-looking statements involve risks and uncertainties, actual results and events may differ materially from results and events currently expected by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances that occur after the date hereof or to reflect any change in its expectations with regard to these forward-looking statements or the occurrence of unanticipated events.
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
On April 17, 2024, the Company sold all of the issued and outstanding shares of common stock of Global Cooling, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Global Cooling”) to GCI Holdings Company, LLC, an Ohio limited liability company (“GCI Holdings”), pursuant to a Stock Purchase Agreement (the “Global Cooling Purchase Agreement”), dated April 17, 2024, by and between the Company and GCI Holdings (the “Global Cooling Divestiture”). Upon the execution of the Global Cooling Purchase Agreement, the Global Cooling business is presented in the accompanying condensed financial statements as a discontinued operation for all periods presented. See Item I, Note 2: Discontinued operations, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details regarding the Global Cooling Divestiture.
On November 12, 2024, the Company entered into a Stock Purchase Agreement (the “SciSafe Purchase Agreement”), by and among the Company, Subzero Purchaser Corp., a Delaware corporation (“SciSafe Buyer”), SciSafe, Inc., a Delaware corporation and an indirect wholly owned subsidiary of the Company (“SciSafe Seller”), and SciSafe, Inc., a New Jersey corporation and an indirect wholly owned subsidiary of the Company (“SciSafe”), for the sale by SciSafe Seller of all of the issued and outstanding shares of common stock of SciSafe to SciSafe Buyer. Upon the execution of the SciSafe Purchase Agreement, the SciSafe business is presented in the accompanying Consolidated Financial Statements as a discontinued operation for all periods presented. The Company dissolved SciSafe Seller on November 12, 2024 (the “SciSafe Dissolution”). See Item I, Note 2: Discontinued operations, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details regarding the SciSafe Divestiture.
On November 14, 2024, the Company entered into a Stock Purchase Agreement (the “CBS Purchase Agreement”), by and among the Company, Standex International Corporation, a Delaware corporation (“CBS Buyer”), and Arctic Solutions, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (doing business as Custom Biogenic Systems, or “CBS”), for the sale by the Company of all of the issued and outstanding shares of common stock (the “CBS Shares”) of CBS to CBS Buyer (the “CBS Divestiture”). Upon the execution of the CBS Purchase Agreement, the CBS business is presented in the accompanying Consolidated Financial Statements as a discontinued operation for all periods presented. See Item I, Note 2: Discontinued operations, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details regarding the CBS Divestiture.
On April 4, 2025, pursuant to a Stock Purchase Agreement (the “PanTHERA Purchase Agreement”), by and among the Company, Casdin Partners Master Fund L.P. and each other person listed on Schedule A thereto (the “PanTHERA Sellers”), Alberta LTD., an Alberta corporation and a wholly owned subsidiary of the Company (“PanTHERA Buyer Sub”), PanTHERA CryoSolutions Inc., an Alberta corporation (“PanTHERA”) and Dr. Jason Acker, solely in his capacity as Sellers’ Representative, the Company acquired all of the issued and outstanding shares of common stock of PanTHERA from the Sellers (the “PanTHERA Transaction”). The acquisition of PanTHERA was considered a subsequent event to the financial results presented as of March 31, 2025. For additional information on the acquisition of PanTHERA see Note 19: Subsequent events.
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

Revenues
Total revenue for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Product revenue
Cell processing	$21,574	$16,186	$5,388	33%
evo and Thaw	725	557	$168	30%
Service revenue
evo and Thaw	60	25	$35	140%
Rental revenue
evo and Thaw	1,582	1,665	$(83)	(5)%
Total revenue	$23,941	$18,433	$5,508	30%
Product revenue
Product revenue was $22.3 million for the three months ended March 31, 2025, representing an increase of $5.6 million, or 33%, compared with the same period in 2024. The increase in product revenues for the three months ended March 31, 2025 is largely driven by an increase in customer demand for our cell processing products compared to the same period in the prior year.
Product revenue: Cell processing
Product revenue from our cell processing products increased by $5.4 million, or 33%, during the three months ended March 31, 2025, compared with the same period in 2024. The increase in revenue from cell processing products is driven by an overall market improvement compared to the prior year when our customers reduced safety stock levels. During the three months ended March 31, 2024, our revenues were impacted by our customers' reduction in purchases. This trend of reduced safety stock abated after our second quarter of 2024. Our largest customers additionally increased demand of purchases during the three months ended March 31, 2025 when compared to the same period in 2024.
Product revenue: evo and Thaw
Product revenue from our evo and Thaw products increased by $0.2 million, or 30%, during the three months ended March 31, 2025, compared with the same period in 2024. The increase in the three months ended March 31, 2025 is primarily due to new customer acquisitions when compared to the same period in 2024.
Service revenue
Service revenues, which are primarily generated from various customer service agreements to provide warranty and other engineering services, were an immaterial portion of our total revenues earned during the three months ended March 31, 2025 and 2024.
Rental revenue
Rental revenue was $1.6 million for the three months ended March 31, 2025, representing a decrease of $0.1 million, or 5%, compared with the same period in 2024. The decrease is primarily driven by the timing of returned units requiring repairs, decreasing the quantity of units under rental agreements compared to the same period in the prior year.

Costs and operating expenses
Total costs and operating expenses for three months ended March 31, 2025 and 2024 were composed of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Cost of product, rental, and service revenue	$8,155	$6,192	$1,963	32%
General and administrative	11,501	10,397	$1,104	11%
Sales and marketing	2,597	2,376	$221	9%
Research and development	2,204	2,075	$129	6%
Intangible asset amortization	702	688	$14	2%
Total operating expenses	$25,159	$21,728	$3,431	16%
Cost of product, rental, and service revenue
Cost of product, rental, and service revenue increased $2.0 million, or 32%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase during the three months ended March 31, 2025 is due primarily to increases in sales across multiple product lines compared to the same period in the prior year.
Cost of revenue inclusive of intangible amortization related to acquired technology was 37% as a percentage of revenue for both the three months ended March 31, 2025 and 2024. Although cost of revenue inclusive of intangible amortization was consistent between the three months ended March 31, 2025 and 2024, costs of materials, labor, and overhead were higher in the current period than in the prior year period due to increased sales of our biopreservation media product line, all offset by lower depreciation, intangible amortization, and warranty expenses.
General and administrative expenses
General and administrative (“G&A”) expenses consist primarily of personnel-related expenses, stock-based compensation, professional fees, such as accounting and consulting fees, and corporate insurance.
G&A expenses for the three months ended March 31, 2025 increased $1.1 million, or 11%, compared to the same period in 2024. The increase for the three months ended March 31, 2025 is primarily driven by an increase in professional fees incurred with third-party service providers in the process of acquiring PanTHERA, which finalized on April 4, 2025 and is further discussed in Item I, Note 19: Subsequent events to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. There were additional increases in salary and severance expenses compared to the same period in the prior year.
Sales and marketing expenses
Sales and marketing expenses (“S&M”) consist primarily of personnel-related costs, stock-based compensation, consulting, advertising, and travel expense.
S&M expense for the three months ended March 31, 2025 increased $0.2 million, or 9%, compared with the same period in 2024. The increase is primarily due to an increase in marketing materials expenses and salaries compared to the same period in the prior year.
Research and development expenses
Research and development (“R&D”) expenses consist primarily of personnel-related costs, consulting, research supplies, and milestone expenses related to third-party research agreements.
R&D expenses for the three months ended March 31, 2025 increased $0.1 million, or 6%, compared with the same period in 2024. The increase is primarily due to an increase in bonus expenses compared to the prior year, offset by lower research milestone payments in relation to our PanTHERA equity investment.

Intangible asset amortization expense
Intangible asset amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions of Astero, SAVSU, and Sexton in which we acquired definite-lived intangible assets.
Other income
Total other income for the three months ended March 31, 2025 and 2024 was composed of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Interest income (expense), net	$681	$(140)	$821	586%
Other income	103	253	$(150)	(59)%
Total other income, net	$784	$113	$671	594%
Interest income (expense), net
Interest expense, net incurred during the three months ended March 31, 2025 related primarily to the Term Loan (as defined in Note 12: Long-term debt, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) obtained in September 2022 and indirect tax liabilities. We also earn interest on cash held in our money market account and available-for-sale securities. The increase in our interest income, net during the three months ended March 31, 2025 can be attributed to the increases in interest income from our available-for-sale securities compared to the same period in 2024.
Liquidity and capital resources
On March 31, 2025 and December 31, 2024, we had $107.6 million and $109.2 million in cash, cash equivalents, and available-for-sale securities, respectively, in our continuing operations.
On April 17, 2024, we consummated the Global Cooling Divestiture. In connection with the closing of this transaction, we provided $6.7 million in cash funding to effectuate this transaction and paid $0.6 million to the brokers, attorneys, and other external parties. In addition, we recognized $6.1 million in cash expenditures from operations during the third quarter of 2024 to meet certain post-closing requirements, costs to sell Global Cooling, the assumption of certain liabilities and debt, and severance expenses related to the Reduction in Force ("RIF") implemented on the business of Global Cooling, which reduced our workforce by 47 employees. We are also required to indemnify Global Cooling for preexisting legal contingencies. Prior to the Global Cooling Divestiture, a lawsuit was filed by a previous customer related to Global Cooling's commercial freezer products seeking payment of up to $4.0 million for losses the customer claims to have incurred. The product liability claim is subject to insurance recovery, which management believes is probable as enforceable under our insurance policy, covering the entirety of the loss contingency aside from our insurance deductibles. We estimate the legal expenses to be incurred will be immaterial. For additional information on the details of this transaction, the RIF and its related costs, see Item I, Note 2: Discontinued operations within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
On November 12, 2024, we consummated the SciSafe Divestiture. In connection with the closing of this transaction, we received net proceeds of $71.3 million. We also incurred additional expenses related to this transaction, including $0.5 million to the brokers, attorneys, and other external parties for legal and other transaction services, and incurred $0.4 million in severance costs. We also paid the former stockholders of SciSafe approximately $3.3 million in cash to waive all rights with respect to certain potential earn-out payments and recognized $4.0 million in stock compensation expense in connection with the acceleration of unvested shares for all of our former employees that remained with SciSafe upon the closing of this transaction. For additional information on the SciSafe divestiture, see Item I, Note 2: Discontinued operations within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
On November 14, 2024, we consummated the CBS Divestiture. In connection with the closing of this transaction, we received net proceeds of $3.4 million. We also incurred additional expenses related to this transaction, including $0.1 million to the brokers, attorneys, and other external parties for legal and other transaction services. We also recognized $2.0 million in stock compensation expense in connection with the acceleration of unvested shares for all former employees that remained with CBS upon the closing of this transaction. For additional information on the CBS Divestiture, see Item I, Note 2: Discontinued operations within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
On April 4, 2025, we consummated the acquisition of PanTHERA. The aggregate purchase price of the acquisition was $22.7 million, which included $10.0 million in cash, 213,361 shares of our common stock, and an additional $7.2 million of our common stock over the next three years contingent on the achievement of certain scientific and revenue milestones. For additional information on the acquisition of PanTHERA, see Item I, Note 19: Subsequent events within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q and for the foreseeable future. However, the Company may choose to raise additional capital through a debt or equity financing for strategic purposes. Additional capital, if required, may not be available on reasonable terms, if at all.
Cash flows

	Three Months Ended March 31,
(In thousands)	2025	2024	$ Change
Operating activities	$1,727	$(4,475)	$6,202
Investing activities	(27,176)	(221)	$(26,955)
Financing activities	(2,992)	$(952)	$(2,040)
Net decrease in cash and cash equivalents	$(28,441)	$(5,648)	$(22,793)
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $1.7 million during the three months ended March 31, 2025 compared to $4.5 million used in operating activities during the three months ended March 31, 2024. The increase in cash provided by operating activities was primarily due to a decrease in operating losses driven by stronger revenues compared to the prior year in addition to the timing of collection and disbursement of working capital related items in inventories, prepaid expenses, and accrued expenses.
Net cash used in investing activities
Net cash used in investing activities totaled $27.2 million during the three months ended March 31, 2025 compared to $0.2 million used in investing activities for the three months ended March 31, 2024. The increase in cash used in investing activities was primarily driven by the $24.0 million in additional purchases of our investments in available-for-sale marketable securities compared to the same period in the prior year. We additionally had $3.0 million less in maturities of available-for-sale securities compared to the prior year.
Net cash used in financing activities
Net cash used in financing activities totaled $3.0 million during the three months ended March 31, 2025, compared to $1.0 million used in financing activities during the three months ended March 31, 2024. The increase in cash used in financing activities was primarily the result of a $2.5 million increase in payments on the Term Loan compared to the same period in the prior year.
Contractual obligations
Our material cash requirements include contractual and other obligations which we previously disclosed within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Other than the contractual obligation listed below, there have been no significant changes to these obligations in the three months ended March 31, 2025.

Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of March 31, 2025, our total short-term obligations were $10.0 million.
Item 3. Quantitative and qualitative disclosures about market risk
Interest rate risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. Our long-term debt primarily bears interest at a fixed rate, with a variable component subject to an interest rate ceiling. Fluctuations in interest rates therefore do not materially impact our consolidated financial statements from long-term debt. For additional information, see Note 12, Long-term debt to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
As previously reported, we identified a material weakness in our internal control over financial reporting ("ICFR") as of December 31, 2024, with regard to ineffective internal controls to verify that key inputs for the Company's stock-based awards were entered correctly into the equity system early in 2024. This weakness was attributed to an outdated internal policy with unclear guidance regarding the appropriate inputs. During the quarter ended March 31, 2025, our management made significant changes to our ICFR to remediate the material weakness, as follows:
•Updated the Stock-Based Compensation Policy to include clearer guidance and considerations on how to identify the appropriate inputs; and
•Trained Accounting team members on the updated policy and execution.
Other than the changes noted above, there were no other changes in our ICFR that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our ICFR.
Limitations on Effectiveness of Control
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II: Other information
Item 1. LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
Item 1A. RISK FACTORS
During the three months ended March 31, 2025, there were no material changes to the risk factors described in Part I, Item 1A of our Annual Report.
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

BIOLIFE SOLUTIONS, INC.

Date: May 8, 2025	/s/ Troy Wichterman
Troy Wichterman
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)