Form 10-Q
period 2025-06-30
BIOLIFE SOLUTIONS INC
filed 2025-08-07
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 31, 2025, 47,905,265 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BioLife Solutions, Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except per share and share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$31,902	$95,386
Available-for-sale securities, current portion	49,864	9,198
Accounts receivable, trade, net of allowance for credit losses of $134 and $153 as of June 30, 2025 and December 31, 2024, respectively	10,060	9,168
Inventories	27,690	29,013
Prepaid expenses and other current assets	5,916	5,996
Total current assets	125,432	148,761

Assets held for rent, net	5,307	6,103
Property and equipment, net	7,665	6,084
Operating lease right-of-use assets, net	9,534	10,674
Long-term deposits and other assets	378	379
Available-for-sale securities, long-term	18,471	4,628
Equity investments	—	995
Intangible assets, net	8,149	9,559
Goodwill	212,304	212,304
Total assets	$387,240	$399,487

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,209	$3,573
Accrued expenses and other current liabilities	9,311	12,451
Sales taxes payable	3,575	4,256
Lease liabilities, operating, current portion	2,166	1,511
Debt, current portion	10,051	10,943
Total current liabilities	28,312	32,734

Lease liabilities, operating, long-term	11,598	12,723
Debt, long-term	—	4,997
Deferred tax liabilities	175	124
Total liabilities	40,085	50,578
Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 47,845,838 and 46,906,765 shares issued and outstanding, respectively, as of June 30, 2025 and December 31, 2024	48	47
Additional paid-in capital	698,423	683,939
Accumulated other comprehensive loss, net of taxes	71	24
Accumulated deficit	(351,387)	(335,101)
Total shareholders’ equity	347,155	348,909
Total liabilities and shareholders’ equity	$387,240	$399,487
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share and share data)	2025	2024	2025	2024

Product revenue	$23,709	$18,112	$46,008	$34,855
Service revenue	36	74	96	99
Rental revenue	1,676	1,529	3,258	3,194
Total product, rental, and service revenue	25,421	19,715	49,362	38,148
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	8,035	5,940	15,143	11,076
Cost of service revenue (exclusive of intangible assets amortization)	9	35	19	35
Cost of rental revenue (exclusive of intangible assets amortization)	944	533	1,980	1,589
General and administrative	11,396	9,318	22,898	19,715
Sales and marketing	2,732	2,483	5,328	4,859
Research and development	2,719	2,029	4,923	4,104
IPR&D expense	15,521	—	15,521	—
Intangible asset amortization	708	683	1,410	1,371
Total operating expenses	42,064	21,021	67,222	42,749
Operating loss	(16,643)	(1,306)	(17,860)	(4,601)

Other income (expense):
Change in fair value of equity investments	—	(4,074)	—	(4,074)
Interest income (expense), net	684	(325)	1,365	(465)
Other income	247	146	349	399
Total other income (expense), net	931	(4,253)	1,714	(4,140)

Loss before income tax expense	(15,712)	(5,559)	(16,146)	(8,741)
Income tax expense	(126)	(1)	(140)	(18)
Net loss from continuing operations	(15,838)	(5,560)	(16,286)	(8,759)

Discontinued operations:
Loss from discontinued operations before income tax expense	—	(15,159)	—	(22,067)
Income tax expense	—	—	—	(114)
Loss from discontinued operations	—	(15,159)	—	(22,181)

Net loss	$(15,838)	$(20,719)	$(16,286)	$(30,940)

Loss from continuing operations, attributable to common shareholders:
Basic and Diluted	$(15,838)	$(5,560)	$(16,286)	$(8,759)
Loss from discontinued operations, attributable to common shareholders:
Basic and Diluted	$—	$(15,159)	$—	$(22,181)
Loss per share from continuing operations, attributable to common shareholders:
Basic and Diluted	$(0.33)	$(0.12)	$(0.34)	$(0.19)
Loss per share from discontinued operations, attributable to common shareholders:
Basic and Diluted	$—	$(0.33)	$—	$(0.49)

Net loss attributable to common shareholders:
Basic and Diluted	$(15,838)	$(20,719)	$(16,286)	$(30,940)
Net loss per share attributable to common shareholders:
Basic and Diluted	$(0.33)	$(0.45)	$(0.34)	$(0.68)
Weighted average shares used to compute loss per share attributable to common shareholders:
Basic and Diluted	47,798,146	46,004,037	47,468,266	45,718,232
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024

Net loss	$(15,838)	$(20,719)	$(16,286)	$(30,940)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	11	—	(192)
Unrealized gain on available-for-sale securities, net of tax	38	—	47	(18)
Comprehensive loss	$(15,800)	$(20,708)	$(16,239)	$(31,150)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three Months Ended June 30, 2025
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2025	—	$—	47,548,431	$48	$688,092	$33	$(335,549)	$352,624
Stock-based compensation	—	—	—	—	5,859	—	—	5,859
Stock option exercises	—	—	10,000	—	18	—	—	18
Stock issued – on vested RSUs	—	—	74,047	—	(1)	—	—	(1)
Common stock shares issued for PanTHERA Transaction	—	—	213,360	—	4,455	—	—	4,455
Unrealized loss on available-for-sale securities	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(15,838)	(15,838)
Balance, June 30, 2025	—	$—	47,845,838	$48	$698,423	$71	$(351,387)	$347,155

	Three Months Ended June 30, 2024
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2024	—	$—	45,689,583	$46	$659,063	$(566)	$(325,138)	$333,405
Stock-based compensation	—	—	—	—	8,719	—	—	8,719
Stock option exercises	—	—	36,250	—	91	—	—	91
Stock issued – on vested RSAs	—	—	379,055	—	—	—	—	—
Common stock shares issued	—	—	—	—	(65)	—	—	(65)
Foreign currency translation	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	(20,719)	(20,719)
Balance, June 30, 2024	—	$—	46,104,888	$46	$667,808	$(555)	$(345,857)	$321,442
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30, 2025
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2024	—	$—	46,906,765	$47	$683,939	$24	$(335,101)	$348,909
Stock-based compensation	—	—	—	—	10,012	—	—	10,012
Stock option exercises	—	—	10,000	—	18	—	—	18
Stock issued – on vested RSUs	—	—	715,713	1	(1)	—	—	—
Common stock shares issued for PanTHERA Transaction	—	—	213,360	—	4,455	—	—	4,455
Unrealized gain on available-for-sale securities	—	—	—	—	—	47	—	47
Net loss	—	—	—	—	—	—	(16,286)	(16,286)
Balance, June 30, 2025	—	$—	47,845,838	$48	$698,423	$71	$(351,387)	$347,155

	Six Months Ended June 30, 2024
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2023	—	$—	45,167,225	$45	$652,880	$(345)	$(314,917)	$337,663
Stock-based compensation	—	—	—	—	14,902	—	—	14,902
Stock option exercises	—	—	36,250	—	91	—	—	91
Stock issued – on vested RSAs	—	—	901,413	1	—	—	—	1
Common stock shares issued	—	—	—	—	(65)	—	—	(65)
Foreign currency translation	—	—	—	—	—	(192)	—	(192)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(30,940)	(30,940)
Balance, June 30, 2024	—	$—	46,104,888	$46	$667,808	$(555)	$(345,857)	$321,442
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities
Net loss	$(16,286)	$(30,940)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,356	2,816
Amortization of intangible assets	1,410	1,824
Stock-based compensation	10,012	14,902
Non-cash lease expense (benefit)	670	(139)
Deferred income tax expense	51	5
Change in fair value of equity investments	—	4,074
Accretion of available-for-sale investments	(305)	(318)
Gain on disposal of property and equipment, net	—	(66)
Loss on disposal of assets held for rent, net	343	335
IPR&D expense	15,521	—
Loss on disposal of Global Cooling	—	8,897

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	(892)	(1,874)
Inventories	1,260	1,807
Prepaid expenses and other assets	423	2,920
Accounts payable	(455)	(766)
Accrued expenses and other current liabilities	(3,388)	(840)
Sales taxes payable	(625)	(388)
Other	—	(265)
Net cash provided by operating activities	9,095	1,984

Cash flows from investing activities
Purchases of available-for-sale securities	(64,303)	(10,712)
Proceeds from sale of available-for-sale securities	1,755	1,790
Maturities of available-for-sale securities	8,390	11,250
Purchases of assets held for rent	(412)	(1,594)
Purchases of property and equipment	(1,918)	(1,351)
Investment in IPR&D	(10,221)	—
Payments on divestiture of Global Cooling	—	(13,039)
Net cash used in investing activities	(66,709)	(13,656)

Cash flows from financing activities
Payments on equipment loans	—	(468)
Proceeds from exercises of common stock options	18	91
Payments on term loans	(5,000)	—
Payments on financed insurance premium	(908)	(1,247)
Other	20	(32)
Net cash used in financing activities	(5,870)	(1,656)

Net decrease in cash and cash equivalents	(63,484)	(13,328)
Cash and cash equivalents – beginning of period	95,386	35,438
Effects of currency translation on cash and cash equivalents	—	(65)
Cash and cash equivalents – end of period	$31,902	$22,045
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$90	$302
Assets acquired under operating leases	$—	$309
Unrealized gains on currency translation	$—	$4
Unrealized losses on available-for-sale securities	$47	$18
Non-cash acquisition of PanTHERA	$5,300	$—
Cash interest paid	$480	$829
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Organization and significant accounting policies
Business
BioLife Solutions, Inc. (“BioLife”, “us”, “we”, “our”, or the “Company”) is a life sciences company that develops, manufactures, and markets bioproduction products and services which are designed to improve quality and de-risk biologic manufacturing, distribution, and transportation in the cell and gene therapy ("CGT") industry. Our products include proprietary biopreservation media, automated thawing devices, and cloud-connected shipping containers. Our CryoStor® freeze media and HypoThermosol® hypothermic storage media are optimized to preserve cells in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and formulated to reduce preservation-induced cell damage and death. Our Sexton cell processing product line includes human platelet lysates (“hPL”) for cell expansion, reducing risk and improving downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal® cryogenic vials that are purpose-built rigid containers used in CGT that can be filled manually or with high throughput systems, CryoCase™ cryo-compatible transparent rigid containers designed for closed-system fill and retrieval, and automated cell processing machines that bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination. Our ThawSTAR® product line is composed of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products help administer temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths. Our evo® shipping containers provide cloud-connected passive storage and transport containers for temperature-sensitive biologics and pharmaceuticals.
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
On November 12, 2024, the Company entered into a Stock Purchase Agreement (the “SciSafe Purchase Agreement”), by and among the Company, Subzero Purchaser Corp., a Delaware corporation (“SciSafe Buyer”), SciSafe, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of the Company (“SciSafe Seller”), and SciSafe, Inc., a New Jersey corporation and an indirect wholly owned subsidiary of the Company (“SciSafe”), for the sale by SciSafe Seller of all of the issued and outstanding shares of common stock (the “SciSafe Shares”) of SciSafe to SciSafe Buyer ("SciSafe Divestiture"). Upon the execution of the SciSafe Purchase Agreement, the SciSafe business is presented in the accompanying Consolidated Financial Statements as a discontinued operation for all periods presented.
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
On April 4, 2025, pursuant to a Stock Purchase Agreement (the “PanTHERA Purchase Agreement”), by and among the Company, Casdin Partners Master Fund L.P. and each other person listed on Schedule A thereto (the “PanTHERA Sellers”), 2699979 Alberta LTD., an Alberta corporation and a wholly owned subsidiary of the Company (“PanTHERA Buyer Sub”), PanTHERA CryoSolutions Inc., an Alberta corporation (“PanTHERA”) and Dr. Jason Acker, solely in his capacity as Sellers’ Representative, the Company acquired all of the issued and outstanding shares of common stock of PanTHERA from the Sellers (the “PanTHERA Transaction”). For additional information on the acquisition of PanTHERA, see Note 2: Acquisition.
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
Basis of presentation and consolidation
The Unaudited Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three and six months ended June 30, 2025 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The Unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2025 in accordance with U.S. GAAP, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (the “SEC”) rules and regulations relating to interim financial statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025, as amended by the Annual Report on Form 10-K/A filed with the SEC on April 8, 2025 (the “Annual Report”).
The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, SAVSU Technologies, Inc. (“SAVSU”), Sexton Biotechnologies, Inc. (“Sexton”), and PanTHERA. All intercompany accounts and transactions have been eliminated in consolidation.
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
Foreign currency exchange
The Company's sales are primarily denominated in the U.S. dollar. Accordingly, our sales are not generally impacted by foreign currency exchange rates. For any transactions denominated in a foreign currency, which were immaterial during the six months ended June 30, 2025 and 2024, the Company remeasures foreign currency transactions into U.S. dollars on its Unaudited Condensed Consolidated Financial Statements in the Other income line item.
Segment reporting
The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. For additional information on the Company's segment considerations, see Note 18: Segment, customer, and geographic information.
Significant accounting policies
The following describes an update to the Company’s accounting policies for an asset acquisition during the three and six months ended June 30, 2025. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements described in Part II, Item 8 of our Annual Report.
In accordance with Accounting Standard Codification (“ASC”) Topic 805 Business Combinations ("ASC 805"), the Company accounts for an acquisition as a business combination if the assets acquired and liabilities assumed in the transaction constitute a business. Such acquisitions are accounted for using the acquisition method, whereby the Company recognizes the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest and acquisition date fair value of any previously held equity interest in the acquired business is measured at the acquisition date fair values. Where the set of assets acquired and liabilities assumed do not constitute a business, it is accounted for as an asset acquisition where the individual assets and liabilities are recorded at their respective relative fair values corresponding to the consideration transferred. Should the Company have previously held equity interest in the acquiree of an asset acquisition, the Company has elected to include the fair value of the previously held equity interest within the total cost of the asset acquisition.
In accordance with ASC Topic 730 Research and Development ("ASC 730"), identifiable assets purchased from others for a particular research and development project outside of a business combination with no alternative future use are expensed as incurred.
Liquidity and capital resources

On June 30, 2025 and December 31, 2024, we had $100.2 million and $109.2 million in cash, cash equivalents, and available-for-sale securities, respectively. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q.
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
For additional information, see caption “Risk Factors” identified in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Form 10-Q.
Recent accounting pronouncements
Recently issued accounting pronouncements not yet adopted
On May 15, 2025 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-04, Clarifications to Share-Based Consideration Payable to a Customer ("ASU 2025-04"), which clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. ASU 2025-04 also clarifies that the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer "regardless of whether an award’s grant date has occurred." ASU 2025-04 is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company is currently evaluating the effects this adoption would have on the Consolidated Financial Statements but does not expect to experience material impacts.

On May 12, 2025, the FASB issued ASU 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("ASU 2025-03"), which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity ("VIE"). ASU 2025-03 is intended to improve comparability between business combinations that involve VIEs and those that do not. Under ASU 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a VIE. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. The Company is currently evaluating the effects this adoption would have on the Consolidated Financial Statements but does not expect to experience material impacts.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures - Clarifying the Effective Date to clarify the effective date for non-calendar year-end entities. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the effects adoption of this guidance will have on the Consolidated Financial Statements.
2.     Acquisition
In November of 2020, the Company invested approximately $1.0 million in Class E Preferred Shares in PanTHERA, representing approximately 10% ownership interest in the company. In conjunction with this investment, the Company executed a development and license agreement with PanTHERA (the “PanTHERA Development and License Agreement”) under which the Company made milestone development payments in exchange for exclusive, perpetual, and worldwide marketing and distribution rights to the technology for use in CGT applications.
On April 4, 2025, the Company acquired the remaining 90% of the outstanding shares of capital stock of PanTHERA from the PanTHERA Sellers. Through the PanTHERA Transaction, the Company obtained ownership of PanTHERA’s patented Ice Recrystallization Inhibitor ("IRI") GEN 2 cryopreservation technology, a technology that is expected to ultimately enhance the Company's core capabilities in biopreservation and within the CGT market upon achievement of commercial viability. This technology was valued to represent approximately 95% of the gross assets acquired in the PanTHERA Transaction. In accordance with ASC 805-50, due to the fair value of the technology representing substantially all of the gross assets acquired, the Company accounted for this transaction as an asset acquisition.
The IRI GEN 2 cryopreservation technology was under development as of the date of acquisition. It was therefore considered in-process research and development ("IPR&D") as of the date of acquisition and valued at $15.5 million. The Company analyzed the quantitative and qualitative factors relevant to the acquisition of the IPR&D IRI GEN 2 cryopreservation technology and determined that the asset should be immediately expensed in accordance with ASC 730-10 due to the technology not meeting alternative future use criteria. The expense was reported within the IPR&D expense line in the Condensed Consolidated Statements of Operations.
Pursuant to the PanTHERA Purchase Agreement, the PanTHERA Sellers are eligible to receive up to $7.2 million in cash or equivalent shares of the Company's common stock (as elected by the PanTHERA Sellers) over a three-year earnout period upon the achievement of certain revenue targets based on the Company's earnings derived from the acquired IRI GEN 2 cryopreservation technology in addition to the achievement of an operational milestone within the first year of the earnout period. The PanTHERA Purchase Agreement also contains an embedded change in control protective provision. As of the three months ended June 30, 2025, the Company's management determined that the probability of the PanTHERA Sellers achieving the outlined revenue and operational targets to be remote. As a result, no earnout consideration for any period has been recognized.
The Company recognized the following in closing costs as of the closing date of the PanTHERA Transaction:

(In thousands)
Cash paid at close of acquisition	$9,545
Indemnity escrow amount(1)	350
Transaction expenses(2)	609
Carrying value of equity interest(3)	995
Cash in lieu of stock payment(4)	995
Stock issued to PanTHERA Sellers(5)	4,455
Gross closing cost consideration	16,949
Less: extinguishment of pre-existing liability(6)	(150)
Total closing cost consideration	$16,799
(1) Represents the amount transferred to the escrow agent as of the closing date of the PanTHERA Transaction to cover any losses arising from a breach of representations as agreed upon within the PanTHERA Transaction. This amount will be held in escrow for 18 months following the closing date.
(2) Represents the costs incurred by the Company ($0.5 million) and on behalf of PanTHERA Sellers ($0.1 million) in connection with the PanTHERA Transaction, including fees to be paid to attorneys and other external parties.
(3) Represents the original investment amount by the Company in PanTHERA in November 2020. This was added to the overall consideration paid to determine the costs to allocate to assets acquired in the PanTHERA Transaction.
(4) Represents portion of common stock payout to PanTHERA Sellers that was elected to be distributed in cash rather than stock compensation.
(5) Represents market value of 213,360 shares of the Company's common stock issued to the PanTHERA Sellers as of the closing date of the PanTHERA Transaction in accordance with its terms..
(6) Represents pre-existing liability of the Company from milestone development payments under the PanTHERA Development and License Agreement.
3.     Discontinued operations
In 2024, the Company, our management, and our board of Directors (the "Board"), made the decision to sell Global Cooling and CBS (the "Freezer Business"), allowing the Company to optimize its product portfolio by focusing on its recurring higher margin revenue streams. Additionally, in November of 2024, the Company, our management, and the Board determined the sale of SciSafe would further optimize the Company's product portfolio toward its proprietary high margin cell processing and other bioproduction products. Accordingly, the results of these businesses are reported in the Loss from discontinued operations line in the Condensed Consolidated Statements of Operations. These changes have been applied to all periods presented.
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
(1) Represents the costs incurred in connection with the Global Cooling Divestiture, including fees to be paid to the broker, attorneys, and other external parties.
(2) As a closing condition, the Company assumed certain accounts payable and accrued expenses from Global Cooling, totaling $0.5 million and $2.1 million, respectively.
(3) As a closing condition, the Company repaid the outstanding indebtedness of Global Cooling as of the date of the Global Cooling Divestiture.
In connection with the Company’s entry into the Global Cooling Purchase Agreement, the Company implemented a reduction in force (the “RIF”) related to the business of Global Cooling, which reduced the Company’s workforce by 47 employees (representing approximately 11% of its full-time employees as of the date of the RIF). The Board approved the RIF on March 29, 2024, and all affected employees of Global Cooling were informed by April 18, 2024, following the execution of the Global Cooling Purchase Agreement. Additionally, the Company accelerated the unvested shares granted to both the employees impacted by the RIF and employees that remained with Global Cooling upon the closing of the Global Cooling Divestiture. The Company recognized the following charges in connection with the RIF and stock compensation expense acceleration:

(In thousands)	Severance	Stock Compensation	Total
RIF employee costs	$291	$1,255	$1,546
Former Global Cooling employees	—	1,925	1,925
Total employment related divestiture expenditures	$291	$3,180	$3,471
As outlined in the Global Cooling Purchase Agreement, the Company is required to indemnify Global Cooling for certain preexisting legal contingencies. Prior to the Global Cooling Divestiture, a lawsuit was filed by a previous customer related to Global Cooling's commercial freezer products seeking payment of up to $4.0 million for losses the customer claims to have incurred. As of the year ended December 31, 2024, the Company recorded a loss contingency under the discontinued operations of Global Cooing related to this product liability claim as outlined in the Global Cooling Purchase Agreement. During the fourth quarter of 2024, it became probable this loss would be settled within the next fiscal year. The product liability claim is subject to insurance recovery, which management believes is probable as enforceable under the Company's insurance policy, covering the entirety of the loss contingency aside from the Company's insurance deductibles. The Company estimates the legal expenses to be incurred will be immaterial. There were no changes in the status of this claim during the three and six months ended June 30, 2025.
In addition, upon the closing of the Global Cooling Divestiture, the Company and Global Cooling entered into a transition services agreement ("Global Cooling TSA"), pursuant to which the Company agreed to provide certain transition services to Global Cooling for up to 90 days following the date of the closing of the Global Cooling Divestiture. The Global

Cooling TSA has since expired pursuant to its terms on the stated expiration date. The Company has no other significant continuing involvement with Global Cooling.
Divestiture of SciSafe, Inc.
On November 12, 2024, the Company entered into the SciSafe Purchase Agreement, and SciSafe, for the sale by SciSafe Seller of all of the issued and outstanding shares of common stock of SciSafe to SciSafe Buyer. The Company analyzed the quantitative and qualitative factors relevant to the SciSafe Divestiture and determined that the conditions for discontinued operations presentation were met during the fourth quarter of 2024.
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
In addition, upon the closing of the SciSafe Divestiture, the Company and SciSafe entered into a transition services agreement ("SciSafe TSA"), pursuant to which the Company will provide certain transition services to SciSafe for up to six months following the closing of the SciSafe Divestiture. The SciSafe Purchase Agreement contains customary representations, warranties, covenants and indemnities of the parties thereto, including customary covenants that prevent the Company from competing with SciSafe, soliciting its employees or interfering with its business relationships for five years after the closing of the SciSafe Divestiture.
Pursuant to the SciSafe Purchase Agreement, the final purchase price was subject to working capital adjustments upon the closing of the SciSafe Divestiture. The Company's management estimated the final working capital adjustment amount and provided that estimate to the SciSafe Buyer as of the divestiture date. The SciSafe Buyer had an agreed upon period to adjust the estimate provided. As of the three months ended June 30, 2025, the Company expects to soon resolve the working capital adjustments and will record any potential excess of the purchase price when amounts become realizable. The final working capital adjustment amount has not yet been determined.
In connection with the disposal of SciSafe, the Company remains liable and responsible for the full performance and observance of all of the provisions, covenants, and conditions in one of SciSafe's operating leases. In the case of a breach or violation of any provision of the lease by the SciSafe Buyer, the Company is deemed to be in default of the lease provisions. Simultaneously, the Company received indemnification pursuant any obligation owed by the Company under this operating lease. This indicates the Company undertakes the obligation to stand ready to perform over the term of the guarantee in the event of the specified triggering events noted above, or if conditions, such as breach or default, occur. However, the non-contingent aspect of the guarantee enables the Company to recover any losses from the SciSafe Buyer. As of June 30, 2025, the fair value of this guarantee is not material. The outstanding minimum lease payments equal approximately $2.4 million and the lease terminates in 2031.
The Company has no other significant continuing involvement with SciSafe upon the expiration of its SciSafe TSA and other related covenants.
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
(1) As defined within the CBS Purchase Agreement, the final purchase price was subject to working capital adjustments upon the closing of the CBS Divestiture.
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
Summarized financial data of discontinued operations

The tables below summarize financial data of discontinued operations for the three and six months ended June 30, 2024. Interest expenses directly associated with the debt of a disposed entity is reported in discontinued operations below.
The table below summarizes the key components of loss from discontinued operations as follows:

	Three Months Ended June 30, 2024
(In thousands)	Global Cooling	SciSafe	CBS	Total
Revenue	$2,209	$5,279	$3,335	$10,823
Cost of revenue	1,789	4,205	2,722	8,716
Gross profit	420	1,074	613	2,107
Operating expenses	(5,105)	(1,853)	(1,320)	(8,278)
Other income (expense), net	9	(69)	(31)	(91)
Loss on disposal	(8,897)	—	—	(8,897)
Loss before income taxes	(13,573)	(848)	(738)	(15,159)
Income tax expense	—	4	(4)	—
Loss from discontinued operations, net of income taxes	$(13,573)	$(844)	$(742)	$(15,159)

	Six Months Ended June 30, 2024
(In thousands)	Global Cooling	SciSafe	CBS	Total
Revenue	$7,157	$10,414	$6,545	$24,116
Cost of revenue	8,389	7,930	5,370	21,689
Gross profit	(1,232)	2,484	1,175	2,427
Operating expenses	(9,418)	(3,516)	(2,495)	(15,429)
Other expense, net	(25)	(87)	(56)	(168)
Loss on disposal	(8,897)	—	—	(8,897)
Loss before income taxes	(19,572)	(1,119)	(1,376)	(22,067)
Income tax expense	(10)	(95)	(9)	(114)
Loss from discontinued operations, net of income taxes	$(19,582)	$(1,214)	$(1,385)	$(22,181)
Below is a summary of incurred depreciation, amortization, interest expenses, capital expenditures, and other noncash related costs for discontinued operations:

	Three Months Ended June 30, 2024
(In thousands)	Global Cooling	SciSafe	CBS	Total
Depreciation	$—	$718	$—	$718
Amortization	$—	$227	$—	$227
Stock-based compensation	$3,243	$732	$759	$4,734
Interest expense, net	$3	$5	$32	$40
Capital expenditures	$—	$735	$149	$884

	Six Months Ended June 30, 2024
(In thousands)	Global Cooling	SciSafe	CBS	Total
Depreciation	$—	$1,384	$—	$1,384
Amortization	$—	$453	$—	$453
Stock-based compensation	$4,191	$1,438	$1,161	$6,790
Interest expense, net	$42	$7	$58	$107
Capital expenditures	$26	$990	$149	$1,165
All divested entities had no remaining balances as of June 30, 2025 or December 31, 2024.
4.    Fair value measurement
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
There were no remeasurements to fair value during the three and six months ended June 30, 2025 of financial assets and liabilities that are not measured at fair value on a recurring basis. The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, based on the three-tier fair value hierarchy:

(In thousands)

As of June 30, 2025	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market accounts	$26,301	$—	$26,301
Available-for-sale securities:
U.S. government securities	16,620	—	16,620
Corporate debt securities	2,796	36,425	39,221
Other debt securities	—	12,494	12,494
Total	$45,717	$48,919	$94,636

As of December 31, 2024
Assets:
Cash equivalents:
Money market accounts	$89,119	$—	$89,119
Available-for-sale securities:
U.S. government securities	1,494	—	1,494
Corporate debt securities	398	8,602	9,000
Other debt securities	—	3,332	3,332
Total	$91,011	$11,934	$102,945
There have been no transfers of assets or liabilities between the fair value measurement levels. We had no financial assets that utilize Level 3 inputs of measurement as of June 30, 2025 and December 31, 2024.
5.    Investments
Available-for-sale securities
The Company’s portfolio of available-for-sale marketable securities consists of the following:

	June 30, 2025
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$11,609	$5	$(1)	$11,613
Corporate debt securities	32,051	26	(2)	32,075
Other debt securities	6,173	4	(1)	6,176
Total short-term	49,833	35	(4)	49,864

Available-for-sale securities, long-term
U.S. government securities	4,994	13	—	5,007
Corporate debt securities	7,128	21	(3)	7,146
Other debt securities	6,309	9	—	6,318
Total long-term	18,431	43	(3)	18,471

Total marketable securities	$68,264	$78	$(7)	$68,335

	December 31, 2024
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$1,493	$1	$—	$1,494
Corporate debt securities	5,775	14	(1)	5,788
Other debt securities	1,912	4	—	1,916
Total short-term	9,180	19	(1)	9,198

Available-for-sale securities, long-term
Corporate debt securities	3,210	4	(2)	3,212
Other debt securities	1,412	5	(1)	1,416
Total long-term	4,622	9	(3)	4,628

Total marketable securities	$13,802	$28	$(4)	$13,826

	June 30, 2025
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$49,833	$49,864
Due after one year through five years	18,431	18,471
Total	$68,264	$68,335
The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months:

	June 30, 2025
	Less than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$6,850	$(5)	$6,850	$(5)
U.S. government securities	4,721	(1)	4,721	(1)
Other debt securities	3,994	(2)	3,994	(2)
Total	$15,565	$(8)	$15,565	$(8)

	December 31, 2024
	Less than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$2,091	$(3)	$2,091	$(3)
Other debt securities	1,030	(1)	1,030	(1)
Total	$3,121	$(4)	$3,121	$(4)
As of June 30, 2025 and December 31, 2024, all available-for-sale securities investments presented above with unrealized losses have been in an unrealized loss position for less than 12 months.
As of June 30, 2025, none of our available-for-sale marketable securities exhibited risk of credit loss and therefore no allowance for credit losses was recorded.

6.    Inventories
Inventories consist of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(In thousands)	2025	2024
Raw materials	$8,622	$11,768
Work in progress	4,796	4,082
Finished goods	14,272	13,163
Total inventories	$27,690	$29,013
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
We did not have any financing lease arrangements as of June 30, 2025 and December 31, 2024.
The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(In thousands)	2025	2024
Weighted average discount rate - operating leases	6.4%	6.4%
Weighted average remaining lease term in years - operating leases	5.7	6.1
The components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Operating lease costs	$618	$385	$1,243	$770
Short-term lease costs	58	12	89	30
Total operating lease costs	676	397	1,332	800

Variable lease costs	227	232	525	471
Total lease costs	$903	$629	$1,857	$1,271

Maturities of our lease liabilities as of June 30, 2025 are as follows:

(In thousands)	Operating Leases
2025 (6 months remaining)	$1,449
2026	3,029
2027	2,583
2028	2,642
2029	2,724
Thereafter	3,946
Total lease payments	16,373
Less: interest	(2,609)
Total present value of lease liabilities	$13,764
8.     Assets held for rent
Assets held for rent consist of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(In thousands)	2025	2024
Shippers placed in service	$9,096	$9,505
Accumulated depreciation	(6,392)	(6,499)
Net	2,704	3,006
Shippers and related components in production	2,603	3,097
Total	$5,307	$6,103
Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $0.5 million and $0.9 million in depreciation expense related to assets held for rent during the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.2 million during the three and six months ended June 30, 2024, respectively.
9.    Property and equipment
Property and equipment consist of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(In thousands)	2025	2024
Property and equipment
Leasehold improvements	$3,587	$3,527
Furniture and computer equipment	308	306
Manufacturing and other equipment	4,533	4,073
Construction in-progress	3,958	2,478
Subtotal	12,386	10,384
Less: Accumulated depreciation	(4,721)	(4,300)
Property and equipment, net	$7,665	$6,084
Depreciation expense for property and equipment was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively.

10.    Goodwill and intangible assets
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized but instead is tested for impairment at least annually in accordance with ASC 350.
Intangible assets
Intangible assets, net consisted of the following as of June 30, 2025 and December 31, 2024:

(In thousands, except weighted average useful life)	June 30, 2025
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$2,516	$(2,515)	$1	0.1
Tradenames	4,114	(2,004)	2,110	5.4
Technology - acquired	18,672	(12,634)	6,038	2.6
Non-compete agreements	90	(90)	—	0.0
Total intangible assets	$25,392	$(17,243)	$8,149	2.8

(In thousands, except weighted average useful life)	December 31, 2024
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$2,516	$(2,508)	$8	0.6
Tradenames	4,114	(1,799)	2,315	5.9
Technology - acquired	18,672	(11,436)	7,236	3.1
Non-compete agreements	90	(90)	—	0.0
Total intangible assets	$25,392	$(15,833)	$9,559	3.3
Amortization expense for definite-lived intangible assets was $0.7 million and $1.4 million for the three and six months ended June 30, 2025, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the Company expects to record the following amortization expense for definite-lived intangible assets:

(In thousands)	Amortization Expense
For the Years Ending December 31,
2025 (6 months remaining)	$1,397
2026	2,692
2027	1,938
2028	828
2029	530
Thereafter	764
Total	$8,149

11.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(In thousands)	2025	2024
Accrued expenses	$4,956	$7,116
Accrued compensation	4,193	5,232
Deferred revenue, current	162	103
Total accrued expenses and other current liabilities	$9,311	$12,451
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
Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2025 and December 31, 2024.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of June 30, 2025, our total short-term obligations were $11.5 million.

Non-income related taxes
Companies are required to collect and remit sales tax from certain customers if the companies are determined to have nexus in a particular state. Upon the determination of nexus, which varies by state, companies are additionally required to maintain detailed record of specific product and customer information within each jurisdiction in which it has established nexus to appropriately determine their sales tax liability, requiring technical knowledge of each jurisdiction’s tax case law. During the year ended December 31, 2024, the Company determined that a sales tax liability related to the periods of 2019 through 2024 was probable and determined an estimated liability. The estimated liability was approximately $3.6 million and $4.3 million as of June 30, 2025 and December 31, 2024, respectively. Due to the variety of jurisdictions to which this estimated liability relates and our ongoing assessment of sales taxes owed, we cannot predict when final liabilities will be satisfied. We will reevaluate the estimated liability and timing of satisfaction each reporting period.
13.    Long-term debt
Term Loan
On September 20, 2022, the Company and certain of its subsidiaries entered into the Loan and Security Agreement, by and among Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Bank”), the Company, SAVSU, CBS, SciSafe Holdings, Inc., a Delaware corporation (“SciSafe Parent”), Global Cooling, and Sexton, as amended by that certain Waiver and First Amendment to Loan and Security Agreement, dated February 26, 2024, that certain Consent and Second Amendment to Loan and Security Agreement, dated April 17, 2024 (the “Second Amendment”), that certain Consent and Third Amendment to Loan and Security Agreement, dated November 11, 2024 (the “Third Amendment”), and that certain Consent and Fourth Amendment to Loan and Security Agreement, dated April 4, 2025 (the "Fourth Amendment", and the foregoing collectively, the “Loan Agreement”), which provides for a term loan in an aggregate maximum principal amount of up to $60 million in the increments and upon the dates and milestones described below (the “Term Loan”). The Term Loan matures on June 1, 2026. The Loan Agreement permitted the Company to borrow up to $30 million upon the initial closing of the transactions contemplated by the Loan Agreement (the “Term Loan Closing”), and provided options to borrow (i) up to $10 million between the Term Loan Closing and June 30, 2023, (ii) up to $10 million upon the achievement of certain revenue milestones by the Company, and (iii) an additional $10 million at the discretion of Bank. The Company borrowed $20 million at the Term Loan Closing and accounts for the Term Loan at cost. As of December 31, 2023, the Company had not drawn additional funding nor had it met the revenue milestones outlined within the Loan Agreement. The Company had until December 31, 2023 to draw an additional $10 million, subject to approval from Bank, and therefore has no additional opportunities under the Loan Agreement. Payments on the borrowing were interest-only through June 2024, with additional criteria allowing for interest-only payments to continue through June 2025, which the Company did not pursue. Tranches borrowed under the Loan Agreement bear interest at the Wall Street Journal prime rate plus 0.5%. However, the interest rate is subject to a ceiling that restricts the interest rate for each tranche from exceeding 1.0% above the overall rate applicable to each tranche at their respective funding dates. Finally, the Term Loan also has a balloon payment due at the earliest of term loan maturity, repayment of the Term Loan in full, or termination of the Loan Agreement at $1.2 million. As of June 30, 2025, the implied interest rate of the Term Loan is 15.4% and the implied value of the Term Loan is $11.0 million. The Loan Agreement contains customary representations and warranties as well as customary affirmative and negative covenants.
On April 17, 2024, the Company entered into the Second Amendment by and among Bank, the Company, SAVSU, CBS, SciSafe Parent, Global Cooling and Sexton (the Company, SAVSU, CBS, SciSafe Parent, Global Cooling and Sexton, collectively, the “Second Amendment Borrower”). Pursuant to the Second Amendment and subject to the conditions set forth therein, Bank consented to the Global Cooling Divestiture and released its security interests in the assets of Global Cooling and the shares of common stock of Global Cooling arising under the Loan Agreement. In addition, effective as of the closing of the Global Cooling Divestiture, the Second Amendment amended the Loan Agreement to remove Global Cooling as a party to the Loan Agreement and provide for a non-refundable termination fee in the amount of $500,000 payable by Second Amendment Borrower to Bank in the event that the Loan Agreement is terminated prior to the Term Loan Maturity Date (as defined in the Loan Agreement) for any reason. The Second Amendment also contains customary representations and warranties of Second Amendment Borrower and provides for a release of Bank by Second Amendment Borrower for any claims existing or arising through the date of the Second Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
On November 11, 2024, the Company entered into the Third Amendment by and among Bank, the Company, SAVSU, CBS, SciSafe Parent and Sexton (the Company, SAVSU, CBS, SciSafe Parent and Sexton, collectively, the “Third Amendment Borrower”). Pursuant to the Third Amendment and subject to the conditions set forth therein, Bank consented to the SciSafe Divestiture as required pursuant to the Loan Agreement. In addition, effective as of the closing of the SciSafe Divestiture, the Third Amendment amended the Loan Agreement to provide for a non-refundable termination fee in the amount of $750,000 payable by Third Amendment Borrower to Bank in the event that the Loan Agreement is terminated prior to the Term Loan Maturity Date for any reason. The Third Amendment also made certain other ministerial changes to the Loan Agreement, contains customary representations and warranties of Third Amendment Borrower and provides for a release of Bank by Third Amendment Borrower for any claims existing or arising through the date of the Third Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
On April 4, 2025, the Company entered into the Fourth Amendment, by and among Bank, the Company, SAVSU, and Sexton (the Company, SAVSU and Sexton, collectively, the “Fourth Amendment Borrower”). Pursuant to the Fourth Amendment and subject to the conditions set forth therein, Bank consented to the PanTHERA Transaction and the dissolution of SciSafe as required pursuant to the Loan Agreement. The Fourth Amendment also made certain other ministerial changes to the Loan Agreement, contains customary representations and warranties of the Fourth Amendment Borrower and provides for a release of Bank by the Fourth Amendment Borrower for any claims existing or arising through the date of the Fourth Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
As of June 30, 2025, the Company is in compliance with the covenants set forth in the Loan Agreement.
Long-term debt consisted of the following as of June 30, 2025 and December 31, 2024:

			June 30,	December 31,
(In thousands)	Maturity Date	Interest Rate	2025	2024
Term Loan(1)	Jun-26	7.0%	$10,000	$15,000
Insurance premium financing	Various	8.3%	66	975
Total debt, excluding unamortized debt issuance costs			10,066	15,975
Less: unamortized debt issuance costs			(15)	(35)
Total debt			10,051	15,940
Less: current portion of debt			(10,051)	(10,943)
Total long-term debt			$—	$4,997
(1) As of June 30, 2025, the Term Loan was secured by substantially all assets of BioLife, SAVSU, Sexton, and PanTHERA other than intellectual property.
As of June 30, 2025, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2025 (6 months remaining)	$5,054
2026	4,997
2027	—
2028	—
2029	—
Thereafter	—
Total debt	$10,051
14.    Revenue
To determine revenue recognition for contractual arrangements that we determine are within the scope of FASB Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. As of June 30, 2025 and December 31, 2024, our deferred revenue balance totaled $0.2 million and $0.1 million, respectively. During the three and six months ended June 30, 2025, the Company recognized approximately $28 thousand and $46 thousand, respectively, of revenue that was included in the deferred revenue balance at the beginning of the year.
The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of biopreservation media, hPL media, CellSeal cryogenic vials, evo ModPaks, and ThawSTAR products. We recognize product revenue, including shipping and handling charges billed to customers, at a point in time when we transfer control of our products to our customers, which is upon shipment for substantially all transactions. Shipping and handling costs are classified as part of cost of product revenue in the Condensed Consolidated Statements of Operations.
Service revenues are generated from various customer service agreements to provide warranty and other engineering services. We recognize service revenues over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the three and six months ended June 30, 2025.
The Company generates rental revenue from the leasing of our evo cold chain systems to customers pursuant to rental arrangements entered into with the customer. Revenue from these arrangements is not within the scope of FASB ASC Topic 606 as it is within the scope of FASB ASC Topic 842, Leases. All customers leasing shippers currently do so under rental arrangements for durations of one year or less, with each unit having the option to continue its rental arrangement on a month-to-month basis until returned to the Company beyond the initial rental period. We account for these rental transactions as operating leases and record rental revenue on a straight-line basis over the rental term.
Total bioproduction tools and services revenue for the three and six months ended June 30, 2025 and 2024 were composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	2025	2024
Product revenue
Cell processing	$22,898	$17,938	$44,473	$34,124
evo and Thaw	811	174	1,535	731
Service revenue
evo and Thaw	36	74	96	99
Rental revenue
evo and Thaw	1,676	1,529	3,258	3,194
Total revenue	$25,421	$19,715	$49,362	$38,148
There was no estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period of June 30, 2025. The Company elected not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers.
15.    Stock-based compensation
Service-based vesting stock options
The following is a summary of service-based vesting stock option activity for the six months ended June 30, 2025, and the status of service-based vesting stock options outstanding as of June 30, 2025:

	Six Months Ended June 30, 2025
	Options	Wtd. Avg. Exercise Price
Outstanding as of beginning of period	127,000	$2.19
Exercised	(10,000)	1.83
Outstanding as of June 30, 2025	117,000	$2.22

Stock options exercisable as of June 30, 2025	117,000	$2.22
As of June 30, 2025, there was $2.2 million of aggregate intrinsic value of outstanding and exercisable service-based vesting stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2025. This amount will change based on the fair market value of the Company’s stock. We did not recognize stock compensation expense related to service-based options during the three and six months ended June 30, 2025. The intrinsic value of service vesting-based awards exercised was $0.2 million during the three and six months ended June 30, 2025. There were no service-based vesting options granted during the three and six months ended June 30, 2025. The weighted average remaining contractual life of service-based vesting stock options outstanding and exercisable as of June 30, 2025 is 0.9 years. There were no unrecognized compensation costs for service-based vesting stock options as of June 30, 2025.
Restricted stock
Service-based vesting restricted stock
The following is a summary of service-based vesting restricted stock activity for the six months ended June 30, 2025, and the status of unvested service-based vesting restricted stock outstanding as of June 30, 2025:

	Six Months Ended June 30, 2025
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of period	1,295,640	$16.00
Granted	466,150	24.23
Vested	(246,268)	19.14
Forfeited	(16,473)	14.52
Non-vested as of June 30, 2025	1,499,049	$18.06
The aggregate fair value of the service-based vesting awards granted was $3.9 million and $11.3 million during the three and six months ended June 30, 2025, respectively. The aggregate fair value of the service-based vesting awards that vested was $1.7 million and $6.1 million during the three and six months ended June 30, 2025, respectively.

We recognized stock compensation expense related to service-based vesting awards of $2.8 million and $5.5 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2025, there was $23.6 million in unrecognized compensation costs related to service-based vesting awards. The weighted average remaining recognition period over which these service-based vesting awards will be expensed is approximately 2.8 years.
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
During the three months ended March 31, 2025, the Board approved a modification to the metrics underlying the performance-based award to give effect to the adjusted operating results of the Company following the divestitures that occurred during the year ended December 31, 2024. The modification increased the probability that the performance-based award would vest in excess of the shares originally granted to its maximum amount of 200%. In accordance with ASC 718, this modification resulted in an incremental compensation cost of $1.6 million, which will be recognized over the remainder of the service period of the award.
We recognized stock compensation expense of $0.9 million and $1.3 million related to performance-based restricted stock awards for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, there was $1.8 million in unrecognized non-cash compensation costs related to performance-based restricted stock awards expected to vest. We expect to recognize those costs over 0.5 years. Non-cash compensation costs are expensed over the period for which performance was measured.

There were no performance-based restricted stock awards granted or vested during the three and six months ended June 30, 2025.
Market-based restricted stock
The following is a summary of market-based restricted stock activity under our stock option plans for the six months ended June 30, 2025 and the status of market-based restricted stock outstanding as of June 30, 2025:

	Six Months Ended June 30, 2025
	Shares	Wtd. Avg. Grant
Outstanding as of beginning of period	495,686	$25.69
Granted	451,801	32.91
Vested	(470,287)	25.19
Non-vested as of June 30, 2025	477,200	$33.02

The following is a summary of key inputs to our market-based restricted stock awards as of June 30, 2025:

						Fair Value Assumptions
	Grant Date	Target Shares	Vesting Range	Market Condition Period	FV of Award (in millions)	Volatility	Risk Free Rate	Dividend Rate	Attainment %	Vested Shares
2023 TSR(1)	1/3/2023	268,738	—% - 200%	1/1/2023 - 12/31/2024	$6.8	78%	4.4%	—%	175%	470,287
2024 TSR(2)	3/8/2024	239,464	—% - 200%	1/1/2024 - 12/31/2025	$6.3	80%	4.6%	—%	N/A	N/A
2025 TSR	3/18/2025	250,252	—% - 200%	1/1/2025 - 12/31/2026	$9.8	60%	4.1%	—%	N/A	N/A
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
Each of the market-based restricted stock awards outlined above were granted to the Company's executives. These restricted stock awards contain a market condition based on TSR. The market-based restricted stock awards vest at a range determined by the Compensation Committee of the Board in comparison of the Company's TSR to the TSR of a group of the Company's peers. The fair value of these awards is determined using a Monte Carlo simulation with various assumptions. These assumptions include historical volatility, dividend yield, and a risk-free interest rate. The historical volatility is based on the most recent 2-year period for the Company and correlated with the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is based on the yield on the U.S. Treasury Strips as of the measurement date with a maturity consistent with the 2-year term associated with the market condition of these awards. The fair value of these awards is expensed on a straight-line basis over the grant date to the vesting date.
When the TSR period for each award has elapsed, the Company determines the TSR attainment percentage to award each recipient based on the targeted amount of shares granted.
We recognized stock compensation expense of $2.2 million and $3.2 million related to market-based restricted stock awards for the three and six months ended June 30, 2025, respectively, and $1.2 million and $2.5 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there were $9.9 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. The weighted average remaining recognition period over which these market-based awards will be expensed is approximately 1.3 years.
The aggregate fair value of the market-based awards granted was $6.3 million for both the six months ended June 30, 2025 and 2024. There were no market-based awards granted during the three months ended June 30, 2025 and 2024. The aggregate fair value of the market-based awards that vested was $11.5 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively. There were no market-based awards that vested during the three months ended June 30, 2025 and 2024.
Total stock compensation expense
Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, with awards generally vesting over a 4-year period, and forfeitures recognized as incurred. In accordance with ASC

350-40, stock compensation expenses allocable to intangible assets for internal use are capitalized. We recorded total stock compensation expense for the three and six months ended June 30, 2025 and 2024, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$284	$326	$576	$634
General and administrative costs	4,259	2,655	7,226	5,488
Sales and marketing costs	504	431	893	855
Research and development costs	802	559	1,307	1,122
Total(1)	$5,849	$3,971	$10,002	$8,099
(1) During the three and six months ended June 30, 2025, $10 thousand of stock compensation expenses were capitalized to internal use software. During the three and six months ended June 30, 2024, $14 thousand were capitalized to internal use software.
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
The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. Income tax expense of $0.1 million for the six months ended June 30, 2025 resulted in an effective income tax rate of negative 0.9%. Included in the $0.1 million of tax expense was discrete tax benefit of $0.6 million related to stock compensation, which was offset by a change in the valuation allowance.
The Company’s projected effective income tax rate excluding the impact, if any, of discrete items is negative 0.9%, which is lower than the U.S. federal statutory rate of 21% primarily due to the increase in the valuation allowance on deferred tax assets and non-deductible executive compensation offset by state tax benefits and research tax credits.
The Company acquired the remaining equity of PanTHERA, a Canadian corporation, on April 4, 2025. The Company's projected effective income tax rate is 0% with respect to its Canadian jurisdiction, primarily due to valuation allowance on the deferred tax assets.
Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. In determining the need for a valuation allowance, the Company’s management evaluates all available positive and negative evidence to determine if it is more likely than not that its deferred tax assets are realizable. As of June 30, 2025, the Company's management believes there is uncertainty regarding the future realizability of the U.S. net operating loss carryforward and is projecting a full valuation allowance of $57.9 million against its deferred tax assets as the realization of such assets is not considered to be more likely than not at this time. If the Company's conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record a tax benefit in its Condensed Consolidated Statements of Operations when that occurs.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, introducing significant changes to U.S. tax law. Among other items, the OBBBA allows the deduction of U.S. research and development expenses from taxable income. In accordance with U.S. GAAP, the Company will account for the tax effects of these changes to income tax law in the period of enactment, which will be the third quarter ended September 30, 2025. The Company is in the process of evaluating the impact of this recently enacted law on its Consolidated Financial Statements but does not expect a material impact due to the Company's full valuation allowance.

17.    Net loss from continuing operations per common share
Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under the treasury stock method. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect.
The following table presents computations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and earnings per share data)	2025	2024	2025	2024
Basic earnings (loss) per common share
Numerator:
Net loss from continuing operations	$(15,838)	$(5,560)	$(16,286)	$(8,759)

Denominator:
Weighted-average common shares issued and outstanding	47,798,146	46,004,037	47,468,266	45,718,232
Basic and diluted loss from continuing operations per common share	$(0.33)	$(0.12)	$(0.34)	$(0.19)

Anti-dilutive shares	702,927	1,062,068	944,455	1,076,075
18. Segment, customer, and geographic information
The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, Mr. Roderick de Greef, who is the CODM, reviews the Company’s operations on a consolidated basis for purposes of allocating resources and evaluating financial performance. As a single reportable segment entity, the Company’s segment performance measure is consolidated net (loss) income from continuing operations.
Significant segment expenses are presented in the Company’s Condensed Consolidated Statements of Operations. Additional significant segment expenses that are not separately presented in the Company’s Condensed Consolidated Statements of Operations include Shared-based compensation and Depreciation expense. These are presented in the Condensed Consolidated Statement of Cash Flows, and Note 15: Stock-based compensation, Note 8: Assets held for rent, and Note 9: Property and equipment.
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
Concentrations of risk
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Customer A	*	*	10%	*	*	*
Customer B	11%	18%	14%	15%	16%	17%
Customer C	*	21%	*	13%	*	*
Customer D	17%	*	*	*	*	*
*less than 10%
The following is a summary of revenue by major product family representing over 10% of the Company's total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Product revenue concentration	2025	2024	2025	2024
CryoStor	74%	72%	74%	72%
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by customers’ geographic locations	2025	2024	2025	2024
United States	88%	77%	84%	79%
Europe, Middle East, Africa (EMEA)	7%	17%	11%	15%
Other	5%	6%	5%	6%
Total revenue	100%	100%	100%	100%
All of the Company's long-lived assets, totaling $22.5 million as of June 30, 2025, are located within the United States. Though the Company's evo shippers under rental arrangements may be outside of the United States, all are shipped back to our United States warehouse upon completion of the applicable rental arrangement.
In the three and six months ended June 30, 2025, no suppliers accounted for more than 10% of purchases. In the six months ended June 30, 2024, one supplier accounted for 12% of purchases. In the three months ended June 30, 2024, no suppliers accounted for more than 10% of purchases.
As of June 30, 2025, two different suppliers accounted for 26% and 23% of accounts payable. As of December 31, 2024, no suppliers accounted for more than 10% of accounts payable.
19.    Employee benefit plan
The Company sponsors 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $0.2 million and $0.4 million in contributions to this plan for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively.

20.    Subsequent events
The Company has evaluated events subsequent to June 30, 2025 through the date of this filing to assess the need for potential recognition or disclosure.
Pluristyx convertible debt
On July 18, 2025, the Company purchased $2.0 million of convertible notes in Pluristyx, Inc. ("Pluristyx"), a Seattle-based developer of induced pluripotent stem cell ("iPSC") based products for cell therapy developers. The convertible notes accrue interest at an annual rate of 10% and are payable on October 1, 2028. The Company also entered into a separate agreement which provides a board observer seat, and certain rights related to any potential future acquisition of Pluristyx.

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
On April 17, 2024, the Company sold all of the issued and outstanding shares of common stock of Global Cooling, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Global Cooling”) to GCI Holdings Company, LLC, an Ohio limited liability company (“GCI Holdings”), pursuant to a Stock Purchase Agreement, dated April 17, 2024 (the “Global Cooling Purchase Agreement”), by and between the Company and GCI Holdings (the “Global Cooling Divestiture”). Upon the execution of the Global Cooling Purchase Agreement, the Global Cooling business is presented in the accompanying Condensed Financial Statements as a discontinued operation for all periods presented. See Item I, Note 3: Discontinued operations, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details regarding the Global Cooling Divestiture.
On November 12, 2024, the Company entered into a Stock Purchase Agreement (the “SciSafe Purchase Agreement”), by and among the Company, Subzero Purchaser Corp., a Delaware corporation (“SciSafe Buyer”), SciSafe, Inc., a Delaware corporation and an indirect wholly owned subsidiary of the Company (“SciSafe Seller”), and SciSafe, Inc., a New Jersey corporation and an indirect wholly owned subsidiary of the Company (“SciSafe”), for the sale by SciSafe Seller of all of the issued and outstanding shares of common stock of SciSafe to SciSafe Buyer (the "SciSafe Divestiture"). Upon the execution of the SciSafe Purchase Agreement, the SciSafe business is presented in the accompanying Consolidated Financial Statements as a discontinued operation for all periods presented. The Company dissolved SciSafe Seller on November 12, 2024. See Item I, Note 3: Discontinued operations, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details regarding the SciSafe Divestiture.
On November 14, 2024, the Company entered into a Stock Purchase Agreement (the “CBS Purchase Agreement”), by and among the Company, Standex International Corporation, a Delaware corporation (“CBS Buyer”), and Arctic Solutions, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (doing business as Custom Biogenic Systems,

“CBS”), for the sale by the Company of all of the issued and outstanding shares of common stock (the “CBS Shares”) of CBS to CBS Buyer (the “CBS Divestiture”). Upon the execution of the CBS Purchase Agreement, the CBS business is presented in the accompanying Consolidated Financial Statements as a discontinued operation for all periods presented. See Item I, Note 3: Discontinued operations, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details regarding the CBS Divestiture.
On April 4, 2025, pursuant to a Stock Purchase Agreement (the “PanTHERA Purchase Agreement”), by and among the Company, Casdin Partners Master Fund L.P. and each other person listed on Schedule A thereto (the “PanTHERA Sellers”), 2699979 Alberta LTD., an Alberta corporation and a wholly owned subsidiary of the Company (“PanTHERA Buyer Sub”), PanTHERA CryoSolutions Inc., an Alberta corporation (“PanTHERA”) and Dr. Jason Acker, solely in his capacity as Sellers’ Representative, the Company acquired all of the issued and outstanding shares of common stock of PanTHERA from the Sellers (the “PanTHERA Transaction”). For additional information on the PanTHERA Transaction, see Item I, Note 2: Acquisition to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Our products
Our bioproduction products and services are comprised of two revenue lines that contain four main offerings:
•Cell processing
◦Biopreservation media
◦Human platelet lysate media (“hPL”), cryogenic vials and rigid containers, and automated cell-processing fill machines
•Evo and ThawSTAR devices
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

Revenues
Total revenue for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Product revenue
Cell processing	$22,898	$17,938	$4,960	28%	$44,473	$34,124	$10,349	30%
evo and Thaw	811	174	637	366%	1,535	731	804	110%
Service revenue
evo and Thaw	36	74	(38)	(51)%	96	99	(3)	(3)%
Rental revenue
evo and Thaw	1,676	1,529	147	10%	3,258	3,194	64	2%
Total revenue	$25,421	$19,715	$5,706	29%	$49,362	$38,148	$11,214	29%
Product revenue
Product revenue was $23.7 million for the three months ended June 30, 2025, representing an increase of $5.6 million, or 31%, compared with the same period in 2024, and was $46.0 million for the six months ended June 30, 2025, representing an increase of $11.2 million, or 32%, compared with the same period in 2024. The increase in product revenues for the three and six months ended June 30, 2025 is largely driven by an increase in customer demand for our cell processing products compared to the same periods in the prior year.
Product revenue: Cell processing
Product revenue from our cell processing products increased by $5.0 million and $10.3 million, or 28% and 30%, during the three and six months ended June 30, 2025, respectively, compared with the same periods in 2024. The increase in revenue from cell processing products is driven by an overall market improvement compared to the prior year when our customers reduced safety stock levels. During the six months ended June 30, 2024, our revenues were impacted by our customers' reduction in purchases. This trend of reduced safety stock abated after our second quarter of 2024. Our largest customers additionally increased demand of purchases during the three and six months ended June 30, 2025 when compared to the same period in 2024.
Product revenue: evo and Thaw
Product revenue from our evo and Thaw products increased by $0.6 million and $0.8 million, or 366% and 110%, during the three and six months ended June 30, 2025, respectively, compared with the same periods in 2024. The increase in the three months ended June 30, 2025 is primarily due to new customer acquisitions and an increase in demand on both our evo and Thaw products compared to the same period in 2024. The increase during the six months ended June 30, 2025 is primarily due to an increase in demand on our Thaw products compared to the same period in 2024.
Service revenue
Service revenues, which are primarily generated from various customer service agreements to provide warranty and other engineering services, were an immaterial portion of our total revenues earned during the three and six months ended June 30, 2025 and 2024.
Rental revenue
Rental revenue was $1.7 million for the three months ended June 30, 2025, representing an increase of $0.1 million, or 10%, compared with the same period in 2024, and was $3.3 million for the six months ended June 30, 2025, representing an increase of $0.1 million, or 2%, compared with the same period in 2024. The increase in the three months ended June 30, 2025 is primarily driven by an increase in pricing on our rental agreements compared with the same period in 2024. Rental revenue for the six months ended June 30, 2025 remained relatively consistent, with the favorable increase in pricing we experienced during the three months ended June 30, 2025 being offset by unfavorable timing of returned units requiring repairs compared with the same period in 2024.

Costs and operating expenses
Total costs and operating expenses for three and six months ended June 30, 2025 and 2024 were composed of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of product, rental, and service revenue	$8,988	$6,508	$2,480	38%	$17,142	$12,700	$4,442	35%
General and administrative	11,396	9,318	$2,078	22%	22,898	19,715	$3,183	16%
Sales and marketing	2,732	2,483	$249	10%	5,328	4,859	$469	10%
Research and development	2,719	2,029	$690	34%	4,923	4,104	$819	20%
IPR&D expense	15,521	—	$15,521	100%	15,521	—	$15,521	100%
Intangible asset amortization	708	683	$25	4%	1,410	1,371	$39	3%
Total operating expenses	$42,064	$21,021	$21,043	100%	$67,222	$42,749	$24,473	57%
Cost of product, rental, and service revenue
Cost of product, rental, and service revenue increased $2.5 million, or 38%, for the three months ended June 30, 2025 compared to the same period in 2024, and increased $4.4 million, or 35%, for the six months ended June 30, 2025 compared to the same period in 2024. The increase during the three and six months ended June 30, 2025 is due primarily to increases in sales across multiple product lines compared to the same period in the prior year.
Cost of revenue inclusive of intangible amortization related to acquired technology was 38% and 37% as a percentage of revenue for the three and six months ended June 30, 2025, respectively, and 36% for both the three and six months ended June 30, 2024. The increase in cost of revenue inclusive of intangible amortization related to acquired technology for the three and six months ended June 30, 2025 compared to the same periods in the prior year is primarily driven by a less favorable product mix in sales. We experienced more significant increases in sales in lower margin products that offset the increases in sales we experienced in our higher margin biopreservation media product line.
General and administrative expenses
General and administrative (“G&A”) expenses consist primarily of personnel-related expenses, stock-based compensation, professional fees, such as accounting and consulting fees, and corporate insurance.
G&A expenses increased $2.1 million, or 22%, for the three months ended June 30, 2025, and increased $3.2 million, or 16%, for the six months ended June 30, 2025 compared to the same periods in 2024. The increase for the three months ended June 30, 2025 is primarily driven by an increase in personnel costs and professional fees, including an increase of $1.6 million in stock-based compensation, $0.2 million in consultation fees, and $0.1 million in legal fees. The increase for the six months ended June 30, 2025 is primarily driven by an increase in personnel costs, including an increase of $1.7 million in stock-based compensation, an increase of $0.4 million in salaries, and an increase of $0.4 million in severance expenses when compared to the same period in the prior year.
Sales and marketing expenses
Sales and marketing (“S&M”) expenses consist primarily of personnel-related costs, stock-based compensation, consulting, advertising, and travel expense.
S&M expenses increased $0.2 million, or 10%, for the three months ended June 30, 2025, and increased $0.5 million, or 10%, for the six months ended June 30, 2025 compared to the same periods in 2024. The increase for the three and six months ended June 30, 2025 is primarily due to an increase in marketing materials expenses and salaries compared to the same periods in the prior year.

Research and development expenses
Research and development (“R&D”) expenses consist primarily of personnel-related costs, consulting, research supplies, and milestone expenses related to third-party research agreements.
R&D expenses increased $0.7 million, or 34%, for the three months ended June 30, 2025, and increased $0.8 million, or 20%, for the six months ended June 30, 2025 compared with the same periods in 2024. The increase for the three and six months ended June 30, 2025 is primarily due to an increase in personnel costs, including salaries, bonus expenses, and stock-based compensation. These increases were offset by lower research milestone payments in relation to our historical PanTHERA Development and License Agreement. For additional information on the details of the PanTHERA Development and License Agreement, see Item 1, Note 2: Acquisition within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
IPR&D expense
IPR&D expense during the three and six months ended June 30, 2025 consist of the immediate $15.5 million expense of the IPR&D asset we acquired in the PanTHERA Transaction. For additional information on the details of the PanTHERA Transaction, see Item I, Note 2: Acquisition within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Intangible asset amortization expense
Intangible asset amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions of Astero, SAVSU, and Sexton in which we acquired definite-lived intangible assets.
Other income (expense)
Total other income (expense) for the three and six months ended June 30, 2025 and 2024 was composed of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Change in fair value of equity investments	$—	$(4,074)	$4,074	NM	$—	$(4,074)	$4,074	NM
Interest income (expense), net	684	(325)	$1,009	310%	$1,365	$(465)	$1,830	394%
Other income	247	146	$101	69%	349	399	$(50)	(13)%
Total other income (expense), net	$931	$(4,253)	$5,184	122%	$1,714	$(4,140)	$5,854	(141)%
Change in fair value of equity investments
Reflects the change in fair value of our equity investments. During the three months ended June 30, 2024, the Company determined that the fair value of its equity interest in iVexSol was less than its carrying amount, and no longer recoverable. The equity investment was fully impaired as a result of the analysis.
Interest income (expense), net
Interest income (expense), net incurred during the three and six months ended June 30, 2025 related primarily to the Term Loan (as defined in Note 13: Long-term debt, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) obtained in September 2022 and indirect tax liabilities. We also earn interest on cash held in our money market account and available-for-sale securities. The increase in our interest income (expense), net during the three and six months ended June 30, 2025 can be attributed to the increases in interest income from our available-for-sale securities compared to the same periods in 2024 in addition to decreases in our long-term debt balance, decreasing interest expenses when compared to the same periods in 2024.

Liquidity and capital resources
On June 30, 2025 and December 31, 2024, we had $100.2 million and $109.2 million in cash, cash equivalents, and available-for-sale securities, respectively, in our continuing operations.
On April 17, 2024, we consummated the Global Cooling Divestiture. In connection with the closing of this transaction, we provided $6.7 million in cash funding to effectuate this transaction and paid $0.6 million to the brokers, attorneys, and other external parties. In addition, we recognized $6.1 million in cash expenditures from operations during the third quarter of 2024 to meet certain post-closing requirements, costs to sell Global Cooling, the assumption of certain liabilities and debt, and severance expenses related to the Reduction in Force ("RIF") implemented on the business of Global Cooling, which reduced our workforce by 47 employees. We are also required to indemnify Global Cooling for preexisting legal contingencies. Prior to the Global Cooling Divestiture, a lawsuit was filed by a previous customer related to Global Cooling's commercial freezer products seeking payment of up to $4.0 million for losses the customer claims to have incurred. The product liability claim is subject to insurance recovery, which management believes is probable as enforceable under our insurance policy, covering the entirety of the loss contingency aside from our insurance deductibles. We estimate the legal expenses to be incurred will be immaterial. For additional information on the details of the Global Cooling Divestiture, the RIF and its related costs, see Item I, Note 3: Discontinued operations within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
On November 12, 2024, we consummated the SciSafe Divestiture. In connection with the closing of this transaction, we received net proceeds of $71.3 million. We also incurred additional expenses related to this transaction, including $0.5 million to the brokers, attorneys, and other external parties for legal and other transaction services, and incurred $0.4 million in severance costs. We also paid the former stockholders of SciSafe approximately $3.3 million in cash to waive all rights with respect to certain potential earn-out payments and recognized $4.0 million in stock compensation expense in connection with the acceleration of unvested shares for all of our former employees that remained with SciSafe upon the closing of this transaction. For additional information on the SciSafe Divestiture, see Item I, Note 3: Discontinued operations within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
On November 14, 2024, we consummated the CBS Divestiture. In connection with the closing of this transaction, we received net proceeds of $3.4 million. We also incurred additional expenses related to this transaction, including $0.1 million to the brokers, attorneys, and other external parties for legal and other transaction services. We also recognized $2.0 million in stock compensation expense in connection with the acceleration of unvested shares for all former employees that remained with CBS upon the closing of this transaction. For additional information on the CBS Divestiture, see Item I, Note 3: Discontinued operations within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
On April 4, 2025, we consummated the PanTHERA Transaction. The aggregate purchase price of the acquisition was $16.8 million, which included $11.5 million in cash and 213,360 shares of our common stock. Additionally, pursuant to the PanTHERA Purchase Agreement, the PanTHERA Sellers are eligible to receive up to $7.2 million in cash or equivalent shares of the Company's common stock (as elected by the PanTHERA Sellers) over a three-year earnout period upon the achievement of certain revenue targets based on the Company's earnings derived from the acquired IRI GEN 2 cryopreservation technology in addition to the achievement of an operational milestone within the first year of the earnout period. For additional information on the PanTHERA Transaction, see Item I, Note 2: Acquisition within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

Cash flows

	Six Months Ended June 30,
(In thousands)	2025	2024	$ Change
Operating activities	$9,095	$1,984	$7,111
Investing activities	(66,709)	(13,656)	$(53,053)
Financing activities	(5,870)	(1,656)	$(4,214)
Net decrease in cash and cash equivalents	$(63,484)	$(13,328)	$(50,156)
Net cash provided by operating activities
Net cash provided by operating activities was $9.1 million during the six months ended June 30, 2025 compared to $2.0 million provided by operating activities during the six months ended June 30, 2024. The increase in cash provided by operating activities was primarily due to stronger revenues compared to the prior year in addition to the timing of collection and disbursement of working capital related items in accounts receivable, inventories, and accrued expenses.
Net cash used in investing activities
Net cash used in investing activities totaled $66.7 million during the six months ended June 30, 2025 compared to $13.7 million used in investing activities for the six months ended June 30, 2024. The increase in cash used in investing activities was primarily driven by the $54.0 million in additional purchases of our investments in available-for-sale marketable securities compared to the same period in 2024. We additionally had $2.9 million less in maturities of available-for-sale securities compared to the prior year. During the three months ended June 30, 2025 and 2024, we made investments in strategic acquisition and divestiture activities. We used $10.2 million in cash for the acquisition of PanTHERA during the three months ended June 30, 2025. This was $2.8 million less than the cash used for the divestiture of Global Cooling during the three months ended June 30, 2024.
Net cash used in financing activities
Net cash used in financing activities totaled $5.9 million during the six months ended June 30, 2025, compared to $1.7 million used in financing activities during the six months ended June 30, 2024. The increase in cash used in financing activities was primarily the result of a $5.0 million increase in payments on the Term Loan compared to the same period in the prior year, offset by $0.5 million less in payments on equipment loans compared to the same period in 2024.
Contractual obligations
Our material cash requirements include contractual and other obligations which we previously disclosed within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Other than the contractual obligation listed below, there have been no significant changes to these obligations in the three months ended June 30, 2025.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of June 30, 2025, our total short-term obligations were $11.5 million.
Item 3. Quantitative and qualitative disclosures about market risk
Interest rate risk
Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities and long-term debt.

Our available-for-sale debt securities are managed by outside professional managers within investment guidelines that oversee the security type, credit quality, and maturity elements of each investment. Our investment guidelines over available-for-sale debt securities are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities.
Our long-term debt primarily bears interest at a fixed rate, with a variable component subject to an interest rate ceiling.
We do not use derivative financial instruments in our investment portfolio.
Based on the structures of investments in marketable securities and long-term debt instrument, fluctuations in interest rates have not had a material impact our consolidated financial statements. For additional information, see Note 5: Investments and Note 13: Long-term debt to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
As previously reported, we identified a material weakness in our internal control over financial reporting ("ICFR") as of December 31, 2024, with regard to ineffective internal controls to verify that key inputs for the Company's stock-based awards were entered correctly into the equity system early in 2024. This weakness was attributed to an outdated internal policy with unclear guidance regarding the appropriate inputs. During the quarter ended March 31, 2025, our management remediated the prior year material weakness.
In addition, the Company implemented internal controls related to the acquisition of PanTHERA.
Other than the changes noted above, there were no other changes in our ICFR that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our ICFR.
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
Item 1A. RISK FACTORS
There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report.
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

BIOLIFE SOLUTIONS, INC.

Date: August 7, 2025	/s/ Troy Wichterman
Troy Wichterman
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)