Form 10-Q
period 2025-09-30
BIOLIFE SOLUTIONS INC
filed 2025-11-06
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 30, 2025, 48,148,046 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BioLife Solutions, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share and share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$29,481	$95,386
Available-for-sale securities, current portion	49,473	9,198
Accounts receivable, trade, net of allowance for credit losses of $105 and $153 as of September 30, 2025 and December 31, 2024, respectively	10,842	9,168
Inventories	27,825	29,013
Prepaid expenses and other current assets	8,945	5,996
Total current assets	126,566	148,761

Assets held for rent, net	5,164	6,103
Property and equipment, net	11,101	6,084
Operating lease right-of-use assets, net	7,633	10,674
Other assets	2,419	379
Available-for-sale securities, long-term	19,444	4,628
Equity investments	—	995
Intangible assets, net	7,450	9,559
Goodwill	212,304	212,304
Total assets	$392,081	$399,487

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,890	$3,573
Accrued expenses and other current liabilities	10,905	12,451
Sales taxes payable	3,681	4,256
Lease liabilities, operating, current portion	2,178	1,511
Debt, current portion	7,492	10,943
Total current liabilities	27,146	32,734

Lease liabilities, operating, long-term	11,007	12,723
Debt, long-term	—	4,997
Deferred tax liabilities	189	124
Total liabilities	38,342	50,578
Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 47,965,751 and 46,906,765 shares issued and outstanding, respectively, as of September 30, 2025 and December 31, 2024	48	47
Additional paid-in capital	704,327	683,939
Accumulated other comprehensive income, net of tax	130	24
Accumulated deficit	(350,766)	(335,101)
Total shareholders’ equity	353,739	348,909
Total liabilities and shareholders’ equity	$392,081	$399,487
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share and share data)	2025	2024	2025	2024

Product revenue	$26,250	$19,928	$72,258	$54,783
Service revenue	26	20	122	119
Rental revenue	1,791	1,443	5,049	4,637
Total product, rental, and service revenue	28,067	21,391	77,429	59,539
Costs and operating expenses:
Cost of product revenue (exclusive of intangible assets amortization)	9,288	6,219	24,431	17,295
Cost of service revenue (exclusive of intangible assets amortization)	7	8	26	43
Cost of rental revenue (exclusive of intangible assets amortization)	851	1,173	2,831	2,762
General and administrative	12,074	9,326	34,970	29,041
Sales and marketing	2,528	2,507	7,857	7,366
Research and development	2,709	1,893	7,633	5,997
IPR&D expense	—	—	15,521	—
Intangible asset amortization	699	683	2,109	2,054
Total operating expenses	28,156	21,809	95,378	64,558
Operating loss	(89)	(418)	(17,949)	(5,019)

Other income (expense):
Change in fair value of equity investments	—	—	—	(4,074)
Interest income (expense), net	508	(230)	1,873	(695)
Other income	284	97	633	496
Total other income (expense), net	792	(133)	2,506	(4,273)

Income (loss) before income tax (expense) benefit	703	(551)	(15,443)	(9,292)
Income tax (expense) benefit	(82)	80	(222)	62
Net income (loss) from continuing operations	621	(471)	(15,665)	(9,230)

Discontinued operations:
Loss from discontinued operations before income tax expense	—	(1,180)	—	(23,247)
Income tax expense	—	(52)	—	(166)
Loss from discontinued operations	—	(1,232)	—	(23,413)

Net income (loss)	$621	$(1,703)	$(15,665)	$(32,643)

Net income (loss) per share - Basic:
Continuing operations	$0.01	$(0.01)	$(0.33)	$(0.20)
Discontinued operations	$—	$(0.03)	$—	$(0.51)
Net income (loss) per share	$0.01	$(0.04)	$(0.33)	$(0.71)

Net income (loss) per share - Diluted:
Continuing operations	$0.01	$(0.01)	$(0.33)	$(0.20)
Discontinued operations	$—	$(0.03)	$—	$(0.51)
Net income (loss) per share per share	$0.01	$(0.04)	$(0.33)	$(0.71)

Weighted average shares used to compute income (loss) per share:
Basic	47,925,038	46,175,345	47,622,196	45,871,715
Diluted	48,723,535	46,175,345	47,622,196	45,871,715

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024

Net income (loss)	$621	$(1,703)	$(15,665)	$(32,643)

Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	282	—	91
Unrealized gain on available-for-sale securities, net of tax	59	65	106	46
Comprehensive income (loss)	$680	$(1,356)	$(15,559)	$(32,506)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three Months Ended September 30, 2025
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2025	—	$—	47,845,838	$48	$698,423	$71	$(351,387)	$347,155
Stock-based compensation	—	—	—	—	5,904	—	—	5,904
Stock issued – on vested RSUs	—	—	119,913	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	59	—	59
Net income (loss)	—	—	—	—	—	—	621	621
Balance, September 30, 2025	—	$—	47,965,751	$48	$704,327	$130	$(350,766)	$353,739

	Three Months Ended September 30, 2024
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2024	—	$—	46,104,888	$46	$667,808	$(555)	$(345,857)	$321,442
Stock-based compensation	—	—	—	—	5,329	—	—	5,329
Stock option exercises	—	—	22,500	—	46	—	—	46
Stock issued – on vested RSAs	—	—	100,552	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	282	—	282
Unrealized gain on available-for-sale securities	—	—	—	—	—	65	—	65
Net income (loss)	—	—	—	—	—	—	(1,703)	(1,703)
Balance, September 30, 2024	—	$—	46,227,940	$46	$673,183	$(208)	$(347,560)	$325,461
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30, 2025
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2024	—	$—	46,906,765	$47	$683,939	$24	$(335,101)	$348,909
Stock-based compensation	—	—	—	—	15,916	—	—	15,916
Stock option exercises	—	—	10,000	—	18	—	—	18
Stock issued – on vested RSUs	—	—	835,626	1	(1)	—	—	—
Common stock shares issued for PanTHERA Transaction	—	—	213,360	—	4,455	—	—	4,455
Unrealized gain on available-for-sale securities	—	—	—	—	—	106	—	106
Net income (loss)	—	—	—	—	—	—	(15,665)	(15,665)
Balance, September 30, 2025	—	$—	47,965,751	$48	$704,327	$130	$(350,766)	$353,739

	Nine Months Ended September 30, 2024
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2023	—	$—	45,167,225	$45	$652,880	$(345)	$(314,917)	$337,663
Stock-based compensation	—	—	—	—	20,231	—	—	20,231
Stock option exercises	—	—	58,750	—	137	—	—	137
Stock issued – on vested RSAs	—	—	1,001,965	1	—	—	—	1
Common stock shares issued	—	—	—	—	(65)	—	—	(65)
Foreign currency translation	—	—	—	—	—	91	—	91
Unrealized gain on available-for-sale securities	—	—	—	—	—	46	—	46
Net income (loss)	—	—	—	—	—	—	(32,643)	(32,643)
Balance, September 30, 2024	—	$—	46,227,940	$46	$673,183	$(208)	$(347,560)	$325,461
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities
Net loss	$(15,665)	$(32,643)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,992	4,223
Amortization of intangible assets	2,109	2,734
Stock-based compensation	15,916	20,231
Non-cash lease expense	1,993	265
Deferred income tax expense (benefit)	65	(88)
Change in fair value of investments, inclusive of interest	(41)	4,074
Accretion of available-for-sale investments	(535)	(407)
Gain on disposal of property and equipment, net	—	(62)
Loss on disposal of assets held for rent, net	510	458
IPR&D expense	15,521	—
Loss on disposal of Global Cooling	—	8,897

Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable, trade, net	(1,674)	(1,666)
Inventories	1,063	2,124
Prepaid expenses and other assets	(2,577)	1,514
Accounts payable	(1,134)	(1,139)
Accrued expenses and other current liabilities	(1,824)	(574)
Sales taxes payable	(520)	(889)
Other	—	(266)
Net cash provided by operating activities	15,199	6,786

Cash flows from investing activities
Purchases of available-for-sale securities	(77,393)	(16,014)
Proceeds from sale of available-for-sale securities	3,591	2,609
Maturities of available-for-sale securities	19,352	15,600
Purchases of assets held for rent	(785)	(2,028)
Purchases of property and equipment	(5,220)	(2,465)
Investment in IPR&D	(10,221)	—
Investment in convertible promissory note	(2,000)	—
Payments on divestiture of Global Cooling	—	(13,039)
Net cash used in investing activities	(72,676)	(15,337)

Cash flows from financing activities
Payments on equipment loans	—	(682)
Proceeds from exercises of common stock options	18	137
Payments on term loans	(7,500)	(2,500)
Proceeds from financed insurance premium	—	2,094
Payments on financed insurance premium	(975)	(1,730)
Other	29	(16)

Net cash used in financing activities	(8,428)	(2,697)

Net decrease in cash and cash equivalents	(65,905)	(11,248)
Cash and cash equivalents – beginning of period	95,386	35,438
Effects of currency translation on cash and cash equivalents	—	(29)
Cash and cash equivalents – end of period	$29,481	$24,161
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$450	$97
Assets acquired under operating leases	$—	$5,302
Unrealized gains on currency translation	$—	$3
Unrealized (losses) gains on available-for-sale securities	$106	$(46)
Non-cash acquisition of PanTHERA	$5,300	$—
Cash interest paid	$644	$1,236
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
On October 6, 2025, the Company entered into a Limited Liability Company Membership Interest Purchase Agreement (the “SAVSU Purchase Agreement”), by and between the Company and Peli BioThermal LLC, a Delaware limited liability company (“SAVSU Buyer”), for the sale by the Company of all of the issued and outstanding limited liability company membership interests (the “SAVSU Interests”) of SAVSU Cleo Technologies, LLC, a Delaware limited liability company ("SAVSU"), to SAVSU Buyer. The SAVSU entity contained our evo cloud connected “smart” shipping container products that provided passive storage and transport for temperature-sensitive biologics and pharmaceuticals. The divestiture of SAVSU was considered a subsequent event to the financial results presented as of September 30, 2025. SAVSU is therefore presented as a part of our continuing operations as of the three and nine months ended September 30, 2025. For additional information on the divestiture of SAVSU, see Note 20: Subsequent events.
On April 4, 2025, pursuant to a Stock Purchase Agreement (the “PanTHERA Purchase Agreement”), by and among the Company, Casdin Partners Master Fund L.P. and each other person listed on Schedule A thereto (the “PanTHERA Sellers”), 2699979 Alberta LTD., an Alberta corporation and a wholly owned subsidiary of the Company (“PanTHERA Buyer Sub”), PanTHERA CryoSolutions Inc., an Alberta corporation (“PanTHERA”) and Dr. Jason Acker, solely in his capacity as Sellers’ Representative, the Company acquired the remaining 90% of the issued and outstanding shares of common stock of PanTHERA not owned by the Company from the Sellers (the “PanTHERA Transaction”). For additional information on the acquisition of PanTHERA, see Note 2: Acquisition.
On November 14, 2024, the Company entered into a Stock Purchase Agreement (the “CBS Purchase Agreement”), by and among the Company, Standex International Corporation, a Delaware corporation (“CBS Buyer”), and Arctic Solutions, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (doing business as Custom Biogenic Systems, or “CBS”), for the sale by the Company of all of the issued and outstanding shares of common stock (the “CBS Shares”) of CBS to CBS Buyer (the “CBS Divestiture”). Upon the execution of the CBS Purchase Agreement, the CBS business is presented in the accompanying Unaudited Condensed Consolidated Financial Statements as a discontinued operation for all periods presented.
On November 12, 2024, the Company entered into a Stock Purchase Agreement (the “SciSafe Purchase Agreement”), by and among the Company, Subzero Purchaser Corp., a Delaware corporation (“SciSafe Buyer”), SciSafe, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of the Company (“SciSafe Seller”), and SciSafe, Inc., a New Jersey corporation and an indirect wholly owned subsidiary of the Company (“SciSafe”), for the sale by SciSafe Seller of all of the issued and outstanding shares of common stock (the “SciSafe Shares”) of SciSafe to SciSafe Buyer ("SciSafe Divestiture"). Upon the execution of the SciSafe Purchase Agreement, the SciSafe business is presented in the accompanying Unaudited Condensed Consolidated Financial Statements as a discontinued operation for all periods presented.
On April 17, 2024, the Company sold all of the issued and outstanding shares of common stock of Global Cooling, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Global Cooling”), to GCI Holdings Company, LLC, an Ohio limited liability company (“GCI Holdings”) pursuant to a Stock Purchase Agreement, dated April 17, 2024 (the “Global Cooling Purchase Agreement”), by and between the Company and GCI Holdings (the “Global Cooling Divestiture”). Upon the execution of the Global Cooling Purchase Agreement, the Global Cooling business is presented in the accompanying Unaudited Condensed Consolidated Financial Statements as a discontinued operation for all periods presented.
The Company is presenting Global Cooling, SciSafe, and CBS within this Quarterly Report on Form 10-Q (this “Form 10-Q”) as discontinued operations for all applicable periods presented within the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Operations. The Unaudited Condensed Consolidated Statements of Comprehensive Loss, Unaudited Condensed Consolidated Statements of Shareholders' Equity, and Unaudited Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages, and disclosures for all periods presented in this Form 10-Q reflect only the continuing operations of the Company unless otherwise noted. See Note 3: Discontinued operations within this Form 10-Q for further details regarding the divestitures described above.
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
Basis of presentation and consolidation
The Unaudited Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three and nine months ended September 30, 2025 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The Unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2025 in accordance with U.S. GAAP, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (the “SEC”) rules and regulations relating to interim financial statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025, as amended by the Annual Report on Form 10-K/A filed with the SEC on April 8, 2025 (the “Annual Report”).
The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, SAVSU, Sexton Biotechnologies, Inc. (“Sexton”), and PanTHERA. All intercompany accounts and transactions have been eliminated in consolidation.
The Company is presenting Global Cooling, SciSafe, and CBS as discontinued operations for all periods presented within the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Operations. The Unaudited Condensed Consolidated Statements of Comprehensive Loss, Unaudited Condensed Consolidated Statements of Shareholders' Equity, and Unaudited Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages, and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 3: Discontinued operations for additional details about the divestitures.
Foreign currency exchange
The Company's sales are primarily denominated in the U.S. dollar. Accordingly, our sales are not generally impacted by foreign currency exchange rates. For any transactions denominated in a foreign currency, which were immaterial during the nine months ended September 30, 2025 and 2024, the Company remeasures foreign currency transactions into U.S. dollars on its Unaudited Condensed Consolidated Financial Statements in the Other income line item.
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
Significant accounting policies
The following describes an update to the Company’s accounting policies for the purchase of a convertible promissory note and an asset acquisition during the nine months ended September 30, 2025. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements described in Part II, Item 8 of our Annual Report.
In accordance with Accounting Standard Codification (“ASC”) Topic 825 Financial Instruments ("ASC 825"), the Company accounted for a convertible promissory note under the fair value option ("FVO") election of ASC 825. The convertible promissory note accounted for under the FVO election was a debt financial instrument containing embedded features wherein the entire financial instrument was initially measured at its issue-date estimated fair value and will be subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The Company elected to disclose changes in the estimated fair value of the convertible promissory note inclusive of related accrued interest income as a component of Other income in the Consolidated Statements of Operations.
In accordance with ASC Topic 805 Business Combinations ("ASC 805"), the Company accounts for an acquisition as a business combination if the assets acquired and liabilities assumed in the transaction constitute a business. Such acquisitions are accounted for using the acquisition method, whereby the Company recognizes the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest and acquisition date fair value of any previously held equity interest in the acquired business is measured at the acquisition date fair values. Where the set of assets acquired and liabilities assumed do not constitute a business, it is accounted for as an asset acquisition where the individual assets and liabilities are recorded at their respective relative fair values corresponding to the consideration transferred. Should the Company have previously held equity interest in the acquiree of an asset acquisition, the Company has elected to include the fair value of the previously held equity interest within the total cost of the asset acquisition.
In accordance with ASC Topic 730 Research and Development ("ASC 730"), identifiable assets purchased from others for a particular research and development project outside of a business combination with no alternative future use are expensed as incurred.
Liquidity and capital resources

On September 30, 2025 and December 31, 2024, we had $98.4 million and $109.2 million in cash, cash equivalents, and available-for-sale securities, respectively. Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q.
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
For additional information, see caption “Risk Factors” identified in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Form 10-Q.
Recent accounting pronouncements
Recently issued accounting pronouncements not yet adopted
On September 29, 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract ("ASU 2025-07"), which excludes from derivative accounting non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. This guidance is effective for fiscal years and interim periods beginning after December 15, 2026, with early adoption permitted. These requirements may be applied prospectively or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company does not expect the application of this standard will have a material impact on its Consolidated Financial Statements and related disclosures.
On September 18, 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which modernizes the accounting guidance for the costs to develop software for internal use. The standard applies to costs incurred to develop or obtain software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 guidance is effective for annual periods beginning after December 15, 2027. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or on a retrospective basis. The Company is currently evaluating the impact of this accounting standard on its Consolidated Financial Statements and related disclosures.
On July 30, 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which provides a practical expedient that assumes current conditions as of the balance sheet date remain unchanged when developing forecasts for estimating expected credit losses. Under ASU 2025-05, an entity is required to disclose that it has elected to use the practical expedient and the election should be applied prospectively. ASU 2025-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, with early adoption permitted. The Company does not expect the application of this standard will have a material impact on its Consolidated Financial Statements and related disclosures.
On May 15, 2025, the FASB issued ASU 2025-04, Clarifications to Share-Based Consideration Payable to a Customer ("ASU 2025-04"), which clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. ASU 2025-04 also clarifies that the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer "regardless of whether an award’s grant date has occurred." ASU 2025-04 is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company does not expect the application of this standard will have a material impact on its Consolidated Financial Statements and related disclosures.
On May 12, 2025, the FASB issued ASU 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("ASU 2025-03"), which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity ("VIE"). ASU 2025-03 is intended to improve comparability between business combinations that involve VIEs and those that do not. Under ASU 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a VIE. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. The Company does not expect the application of this standard will have a material impact on its Consolidated Financial Statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures - Clarifying the Effective Date to clarify the effective date for non-calendar year-end entities. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the effects adoption of this guidance will have on its Consolidated Financial Statements.
2.     Acquisition
In November 2020, the Company invested approximately $1.0 million in Class E Preferred Shares in PanTHERA, representing approximately 10% ownership interest in the company. In conjunction with this investment, the Company executed a development and license agreement with PanTHERA (the “PanTHERA Development and License Agreement”) under which the Company made milestone development payments in exchange for exclusive, perpetual, and worldwide marketing and distribution rights to the technology for use in CGT applications.
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
The IRI GEN 2 cryopreservation technology was under development as of the date of acquisition. It was therefore considered in-process research and development ("IPR&D") as of the date of acquisition and valued at $15.5 million. The Company analyzed the quantitative and qualitative factors relevant to the acquisition of the IPR&D IRI GEN 2 cryopreservation technology and determined that the asset should be immediately expensed in accordance with ASC 730-10 due to the technology not meeting alternative future use criteria. The expense was reported within the IPR&D expense line in the Unaudited Condensed Consolidated Statements of Operations.
Pursuant to the PanTHERA Purchase Agreement, the PanTHERA Sellers are eligible to receive up to $7.2 million in cash or equivalent shares of the Company's common stock (as elected by the PanTHERA Sellers) over a three-year earnout period upon the achievement of certain revenue targets based on the Company's earnings derived from the acquired IRI GEN 2 cryopreservation technology in addition to the achievement of an operational milestone within the first year of the earnout period. The PanTHERA Purchase Agreement also contains an embedded change in control protective provision. As of September 30, 2025, the Company's management determined that the probability of the PanTHERA Sellers achieving the outlined revenue and operational targets to be remote. As a result, no earnout consideration for any period has been recognized.
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
3.     Discontinued operations
In 2024, the Company, our management, and our board of directors (the "Board"), made the decision to sell Global Cooling and CBS (the "Freezer Business"), allowing the Company to optimize its product portfolio by focusing on its recurring higher margin revenue streams. Additionally, in November of 2024, the Company, our management, and the Board determined the sale of SciSafe would further optimize the Company's product portfolio toward its proprietary high margin cell processing and other bioproduction products. Accordingly, the results of these businesses are reported in the Loss from discontinued operations line in the Unaudited Condensed Consolidated Statements of Operations. These changes have been applied to all periods presented.
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
As outlined in the Global Cooling Purchase Agreement, the Company is required to indemnify Global Cooling for certain preexisting legal contingencies. Prior to the Global Cooling Divestiture, two lawsuits were filed by previous customers related to Global Cooling's commercial freezer products seeking indemnification. The details of each case are described below.
In addition, upon the closing of the Global Cooling Divestiture, the Company and Global Cooling entered into a transition services agreement (the "Global Cooling TSA"), pursuant to which the Company agreed to provide certain transition services to Global Cooling for up to 90 days following the date of the closing of the Global Cooling Divestiture. The Global Cooling TSA has since expired pursuant to its terms on the stated expiration date. The Company has no other significant continuing involvement with Global Cooling.
Global Cooling legal contingencies
As of the three months ended September 30, 2025, the Company recorded a loss contingency for a $1.4 million claim in relation to losses a previous customer claims to have incurred. The loss contingency was recorded under the discontinued

operations of Global Cooling as outlined in the Global Cooling Purchase Agreement. During the third quarter of 2025, it became probable this loss would be settled within the next fiscal year.
As of the year ended December 31, 2024, the Company recorded a loss contingency for a $4.0 million claim in relation to losses a previous customer claims to have incurred. The loss contingency was recorded under the discontinued operations of Global Cooling as outlined in the Global Cooling Purchase Agreement. During the fourth quarter of 2024, it become probable the loss would be settled within the next fiscal year. There were no changes in the status of this claim during the three and nine months ended September 30, 2025.
Both product liability claims are subject to insurance recovery, which management believes is probable to be enforceable under the Company's insurance policy, covering the entirety of the loss contingencies aside from the Company's insurance deductibles. The Company estimates the legal expenses to be incurred will be immaterial.
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
(1) Gross costs to sell incurred by the Company amounted to $2.1 million. This was offset by additional costs to sell paid on behalf of the Company by SciSafe Buyer, which amounted to $1.6 million.
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
In addition, upon the closing of the SciSafe Divestiture, the Company and SciSafe entered into a transition services agreement (the "SciSafe TSA"), pursuant to which the Company will provide certain transition services to SciSafe for up to six months following the closing of the SciSafe Divestiture. The SciSafe Purchase Agreement contains customary representations, warranties, covenants and indemnities of the parties thereto, including customary covenants that prevent the Company from competing with SciSafe, soliciting its employees or interfering with its business relationships for five years after the closing of the SciSafe Divestiture.

Pursuant to the SciSafe Purchase Agreement, the final purchase price was subject to working capital adjustments upon the closing of the SciSafe Divestiture. The Company's management estimated the final working capital adjustment amount and provided that estimate to SciSafe Buyer as of the divestiture date. SciSafe Buyer had an agreed upon period to adjust the estimate provided. As of September 30, 2025, the Company expects to soon resolve the working capital adjustments and will record any potential excess of the purchase price when amounts become realizable. The final working capital adjustment amount has not yet been determined.
In connection with the disposal of SciSafe, the Company remains liable and responsible for the full performance and observance of all of the provisions, covenants, and conditions in one of SciSafe's operating leases. In the case of a breach or violation of any provision of the lease by SciSafe Buyer, the Company is deemed to be in default of the lease provisions. Simultaneously, the Company received indemnification pursuant any obligation owed by the Company under this operating lease. This indicates the Company undertakes the obligation to stand ready to perform over the term of the guarantee in the event of the specified triggering events noted above, or if conditions, such as breach or default, occur. However, the non-contingent aspect of the guarantee enables the Company to recover any losses from SciSafe Buyer. As of September 30, 2025, the fair value of this guarantee is not material. The outstanding minimum lease payments equal approximately $2.3 million and the lease terminates in 2031.
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
Summarized financial data of discontinued operations
The tables below summarize financial data of discontinued operations for the three and nine months ended September 30, 2024. Interest expenses directly associated with the debt of a disposed entity is reported in discontinued operations below.
The table below summarizes the key components of loss from discontinued operations as follows:

	Three Months Ended September 30, 2024
(In thousands)	Global Cooling	SciSafe	CBS	Total
Revenue	$—	$5,536	$3,643	$9,179
Cost of revenue	—	4,286	2,590	6,876
Gross profit	—	1,250	1,053	2,303
Operating expenses	—	(2,432)	(1,012)	(3,444)
Other income (expense), net	—	(9)	(30)	(39)
Loss before income taxes	—	(1,191)	11	(1,180)
Income tax expense	—	(51)	(1)	(52)
(Loss) income from discontinued operations, net of income taxes	$—	$(1,242)	$10	$(1,232)

	Nine Months Ended September 30, 2024
(In thousands)	Global Cooling	SciSafe	CBS	Total
Revenue	$7,157	$15,950	$10,188	$33,295
Cost of revenue	8,389	12,216	7,960	28,565
Gross profit	(1,232)	3,734	2,228	4,730
Operating expenses	(9,418)	(5,948)	(3,507)	(18,873)
Other expense, net	(25)	(96)	(86)	(207)
Loss on disposal	(8,897)	—	—	(8,897)
Loss before income taxes	(19,572)	(2,310)	(1,365)	(23,247)
Income tax expense	(10)	(146)	(10)	(166)
Loss from discontinued operations, net of income taxes	$(19,582)	$(2,456)	$(1,375)	$(23,413)
Below is a summary of incurred depreciation, amortization, interest expenses, capital expenditures, and other noncash related costs for discontinued operations:

	Three Months Ended September 30, 2024
(In thousands)	Global Cooling	SciSafe	CBS	Total
Depreciation	$—	$694	$2	$696
Amortization	$—	$227	$—	$227
Stock-based compensation	$—	$770	$420	$1,190
Interest expense, net	$—	$6	$31	$37
Capital expenditures	$—	$293	$221	$514

	Nine Months Ended September 30, 2024
(In thousands)	Global Cooling	SciSafe	CBS	Total
Depreciation	$—	$2,078	$2	$2,080
Amortization	$—	$680	$—	$680
Stock-based compensation	$4,191	$2,207	$1,582	$7,980
Interest expense, net	$42	$13	$89	$144
Capital expenditures	$26	$1,283	$370	$1,679
All divested entities had no remaining balances as of September 30, 2025 or December 31, 2024.
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
There were no remeasurements to fair value during the three and nine months ended September 30, 2025 of financial assets and liabilities that are not measured at fair value on a recurring basis.
Valuation of convertible promissory note
On July 18, 2025, the Company invested $2.0 million cash in a convertible promissory note issued by an unrelated third party company. The carrying value of the convertible promissory note is approximately $2.0 million as of September 30, 2025, and is presented within the Other assets line of the Unaudited Condensed Consolidated Balance Sheets.
The Company elected FVO to account for the convertible promissory note, with changes in fair value and related accrued interest income recognized in Other income within the Consolidated Statements of Operations. During the three months ended September 30, 2025, the Company evaluated and determined that there were no changes to the fair value of the convertible promissory note, and therefore the change in fair value noted below is attributable only to the interest income accrued. For additional information on the nature of the investment, see Note 5: Investments.
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, based on the three-tier fair value hierarchy:

(In thousands)

As of September 30, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$23,039	$—	$—	$23,039
Available-for-sale securities:
U.S. government securities	16,901	—	—	16,901
Corporate debt securities	6,004	35,354	—	41,358
Other debt securities	—	10,658	—	10,658
Convertible promissory note	—	—	2,041	2,041
Total	$45,944	$46,012	$2,041	$93,997

As of December 31, 2024
Assets:
Cash equivalents:
Money market accounts	$89,119	$—	$—	$89,119
Available-for-sale securities:
U.S. government securities	1,494	—	—	1,494
Corporate debt securities	398	8,602	—	9,000
Other debt securities	—	3,332	—	3,332
Total	$91,011	$11,934	$—	$102,945
The following table presents the changes in fair value of the convertible promissory note that is measured using Level 3 inputs for the nine months ended September 30, 2025.

Nine Months Ended September 30,
(In thousands)	2025
Balance at beginning of period	$2,000
Change in fair value, inclusive of accrued interest income, recognized in net income (loss) from continuing operations	41
Total	$2,041
There have been no transfers of assets or liabilities between the fair value measurement levels. We had no financial assets that utilize Level 3 inputs of measurement as of December 31, 2024.

5.    Investments
Available-for-sale securities
The Company’s portfolio of available-for-sale marketable securities consists of the following:

	September 30, 2025
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$10,414	$19	$—	$10,433
Corporate debt securities	33,327	55	—	33,382
Other debt securities	5,648	10	—	5,658
Total short-term	49,389	84	—	49,473

Available-for-sale securities, long-term
U.S. government securities	6,456	13	(1)	6,468
Corporate debt securities	7,955	21	—	7,976
Other debt securities	4,985	15	—	5,000
Total long-term	19,396	49	(1)	19,444

Total marketable securities	$68,785	$133	$(1)	$68,917

	December 31, 2024
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$1,493	$1	$—	$1,494
Corporate debt securities	5,775	14	(1)	5,788
Other debt securities	1,912	4	—	1,916
Total short-term	9,180	19	(1)	9,198

Available-for-sale securities, long-term
Corporate debt securities	3,210	4	(2)	3,212
Other debt securities	1,412	5	(1)	1,416
Total long-term	4,622	9	(3)	4,628

Total marketable securities	$13,802	$28	$(4)	$13,826

	September 30, 2025
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$49,389	$49,473
Due after one year through five years	19,396	19,444
Total	$68,785	$68,917

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months:

	September 30, 2025
	Less than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$2,740	$(1)	$2,740	$(1)
U.S. government securities	3,441	(1)	3,441	(1)
Total	$6,181	$(2)	$6,181	$(2)

	December 31, 2024
	Less than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$2,091	$(3)	$2,091	$(3)
Other debt securities	1,030	(1)	1,030	(1)
Total	$3,121	$(4)	$3,121	$(4)
As of September 30, 2025 and December 31, 2024, all available-for-sale securities investments presented above with unrealized losses have been in an unrealized loss position for less than 12 months.
As of September 30, 2025, none of our available-for-sale marketable securities exhibited risk of credit loss and therefore no allowance for credit losses was recorded.
Convertible promissory note
On July 18, 2025, the Company invested $2.0 million cash in a convertible promissory note issued by an unrelated third party developer of induced pluripotent stem cell ("iPSC") based products for cell therapy manufacturers. The principal and accrued paid in kind ("PIK") interest on the convertible promissory note are payable at maturity on October 1, 2028. The Company also entered into a related agreement with the iPSC developer which provides, among other things, for the Company's right to a board observer seat and certain rights related to any potential future acquisition of the iPSC developer.
The Company elected the FVO to account for the convertible promissory note. For further information on the valuation considerations for the convertible promissory note, see Note 4: Fair value measurement.
6.    Inventories
Inventories consist of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(In thousands)	2025	2024
Raw materials	$9,115	$11,768
Work in progress	4,035	4,082
Finished goods	14,675	13,163
Total inventories	$27,825	$29,013
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
We did not have any financing lease arrangements as of September 30, 2025 and December 31, 2024.
The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(In thousands)	2025	2024
Weighted average discount rate - operating leases	6.4%	6.4%
Weighted average remaining lease term in years - operating leases	5.5	6.1
The components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Operating lease costs	$584	$606	$1,827	$1,376
Short-term lease costs	59	14	147	43
Total operating lease costs	643	620	1,974	1,419

Variable lease costs	288	345	813	816
Total lease costs	$931	$965	$2,787	$2,235
Maturities of our lease liabilities as of September 30, 2025 are as follows:

(In thousands)	Operating Leases
2025 (3 months remaining)	$662
2026	3,029
2027	2,583
2028	2,642
2029	2,724
Thereafter	3,946
Total lease payments	15,586
Less: interest	(2,401)
Total present value of lease liabilities	$13,185

8.     Assets held for rent
Assets held for rent consist of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(In thousands)	2025	2024
Shippers placed in service	$9,624	$9,505
Accumulated depreciation	(6,411)	(6,499)
Net	3,213	3,006
Shippers and related components in production	1,951	3,097
Total	$5,164	$6,103
Shippers and related components in production include shippers complete and ready to be deployed and placed in service upon a customer order, shippers in the process of being assembled, and components available to build shippers. We recognized $0.4 million and $1.3 million in depreciation expense related to assets held for rent during the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.7 million during the three and nine months ended September 30, 2024, respectively.
9.    Property and equipment, net
Property and equipment consist of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(In thousands)	2025	2024
Property and equipment
Leasehold improvements	$3,587	$3,527
Furniture and computer equipment	308	306
Manufacturing and other equipment	4,578	4,073
Construction in-progress	7,575	2,478
Subtotal	16,048	10,384
Less: Accumulated depreciation	(4,947)	(4,300)
Property and equipment, net	$11,101	$6,084
Depreciation expense for property and equipment was $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.5 million during the three and nine months ended September 30, 2024, respectively.
10.    Goodwill and intangible assets
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized but instead is tested for impairment at least annually in accordance with ASC 350.
Intangible assets
Intangible assets, net consisted of the following as of September 30, 2025 and December 31, 2024:

(In thousands, except weighted average useful life)	September 30, 2025
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$2,516	$(2,516)	$—	0.0
Tradenames	4,114	(2,106)	2,008	5.1
Technology - acquired	18,672	(13,230)	5,442	2.4
Non-compete agreements	90	(90)	—	0.0
Total intangible assets	$25,392	$(17,942)	$7,450	2.6

(In thousands, except weighted average useful life)	December 31, 2024
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Customer relationships	$2,516	$(2,508)	$8	0.6
Tradenames	4,114	(1,799)	2,315	5.9
Technology - acquired	18,672	(11,436)	7,236	3.1
Non-compete agreements	90	(90)	—	0.0
Total intangible assets	$25,392	$(15,833)	$9,559	3.3
Amortization expense for definite-lived intangible assets was $0.7 million and $2.1 million for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the Company expects to record the following amortization expense for definite-lived intangible assets:

(In thousands)	Amortization Expense
For the Years Ending December 31,
2025 (3 months remaining)	$698
2026	2,692
2027	1,938
2028	828
2029	530
Thereafter	764
Total	$7,450
11.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(In thousands)	2025	2024
Accrued expenses	$5,914	$7,116
Accrued compensation	4,837	5,232
Deferred revenue, current	154	103
Total accrued expenses and other current liabilities	$10,905	$12,451

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
Pending litigation items
Two lawsuits have been filed by previous customers seeking payment for losses allegedly related to commercial freezer products from Global Cooling prior to its divestiture. Pursuant to the Global Cooling Purchase Agreement, the Company is required to indemnify Global Cooling for preexisting legal contingencies and, therefore, if these previous customers were successful on such claims, then the Company would be responsible for indemnifying Global Cooling for any losses. These lawsuits would be recorded under the discontinued operations of Global Cooling. For further information on the details of the two lawsuits, refer to Note 3: Discontinued operations.
Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2025 and December 31, 2024.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of September 30, 2025, our total short-term obligations were $7.4 million.
Non-income related taxes
Companies are required to collect and remit sales tax from certain customers if the companies are determined to have nexus in a particular state. Upon the determination of nexus, which varies by state, companies are additionally required to maintain detailed record of specific product and customer information within each jurisdiction in which it has established nexus to appropriately determine their sales tax liability, requiring technical knowledge of each jurisdiction’s tax case law. During the year ended December 31, 2024, the Company determined that a sales tax liability related to the periods of 2019 through 2024 was probable and determined an estimated liability. The estimated liability was approximately $3.7 million and $4.3 million as of September 30, 2025 and December 31, 2024, respectively. Due to the variety of jurisdictions to which this estimated liability relates and our ongoing assessment of sales taxes owed, we cannot predict when final liabilities will be satisfied. We will reevaluate the estimated liability and timing of satisfaction each reporting period.

13.    Long-term debt
Term Loan
On September 20, 2022, the Company and certain of its subsidiaries entered into the Loan and Security Agreement, by and among Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Bank”), the Company, SAVSU, CBS, SciSafe Holdings, Inc., a Delaware corporation (“SciSafe Parent”), Global Cooling, and Sexton, as amended by that certain Waiver and First Amendment to Loan and Security Agreement, dated February 26, 2024, that certain Consent and Second Amendment to Loan and Security Agreement, dated April 17, 2024 (the “Second Amendment”), that certain Consent and Third Amendment to Loan and Security Agreement, dated November 11, 2024 (the “Third Amendment”), that certain Consent and Fourth Amendment to Loan and Security Agreement, dated April 4, 2025 (the “Fourth Amendment”), that certain Consent to Loan and Security Agreement dated July 29, 2025 (the “Fifth Amendment”) and that certain Consent to Loan and Security Agreement, dated October 6, 2025 (the “Sixth Amendment” and the foregoing collectively, the “Loan Agreement”), which provides for a term loan in an aggregate maximum principal amount of up to $60 million in the increments and upon the dates and milestones described below (the “Term Loan”). The Term Loan matures on June 1, 2026. The Loan Agreement permitted the Company to borrow up to $30 million upon the initial closing of the transactions contemplated by the Loan Agreement (the “Term Loan Closing”), and provided options to borrow (i) up to $10 million between the Term Loan Closing and June 30, 2023, (ii) up to $10 million upon the achievement of certain revenue milestones by the Company, and (iii) an additional $10 million at the discretion of Bank. The Company borrowed $20 million at the Term Loan Closing and accounts for the Term Loan at cost. As of December 31, 2023, the Company had not drawn additional funding nor had it met the revenue milestones outlined within the Loan Agreement. The Company had until December 31, 2023 to draw an additional $10 million, subject to approval from Bank, and therefore has no additional opportunities under the Loan Agreement. Payments on the borrowing were interest-only through June 2024, with additional criteria allowing for interest-only payments to continue through June 2025, which the Company did not pursue. Tranches borrowed under the Loan Agreement bear interest at the Wall Street Journal prime rate plus 0.5%. However, the interest rate is subject to a ceiling that restricts the interest rate for each tranche from exceeding 1.0% above the overall rate applicable to each tranche at their respective funding dates. Finally, the Term Loan also has a balloon payment due at the earliest of term loan maturity, repayment of the Term Loan in full, or termination of the Loan Agreement at $1.2 million. As of September 30, 2025, the implied interest rate of the Term Loan is 24.4% and the implied value of the Term Loan is $8.6 million. The Loan Agreement contains customary representations and warranties as well as customary affirmative and negative covenants.
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
On July 29, 2025, the Company entered into the Fifth Amendment, by and among Bank, the Company, SAVSU, and Sexton (the Company, SAVSU and Sexton, collectively, the “Fifth Amendment Borrower”). Pursuant to the Fifth Amendment and subject to the conditions set forth therein, Bank consented to adding PanTHERA as a borrower to the Loan Agreement and granted Bank a security interest in the assets of PanTHERA. The Fifth Amendment also made certain other ministerial changes to the Loan Agreement, contains customary representations and warranties of the Fifth Amendment Borrower and provides for a release of Bank by the Fifth Amendment Borrower for any claims existing or arising through the date of the Fifth Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
On October 6, 2025, the Company entered into Sixth Amendment by and among Bank and the Company, SAVSU, Sexton, and PanTHERA. For additional information on the Sixth Amendment, see Note 20: Subsequent events.
As of September 30, 2025, the Company is in compliance with the covenants set forth in the Loan Agreement.
Long-term debt consisted of the following as of September 30, 2025 and December 31, 2024:

			September 30,	December 31,
(In thousands)	Maturity Date	Interest Rate	2025	2024
Term Loan(1)	Jun-26	7.0%	$7,500	$15,000
Insurance premium financing	Various	8.3%	—	975
Total debt, excluding unamortized debt issuance costs			7,500	15,975
Less: unamortized debt issuance costs			(8)	(35)
Total debt			7,492	15,940
Less: current portion of debt			(7,492)	(10,943)
Total long-term debt			$—	$4,997
(1) As of September 30, 2025, the Term Loan was secured by substantially all assets of BioLife, SAVSU, Sexton, and PanTHERA other than intellectual property.
As of September 30, 2025, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2025 (3 months remaining)	$2,495
2026	4,997
Total debt	$7,492
14.    Revenue
To determine revenue recognition for contractual arrangements that we determine are within the scope of FASB Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 90 days. As of September 30, 2025 and December 31, 2024, our deferred revenue balance totaled $0.2 million and $0.1 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized approximately $26 thousand and $0.1 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the year.
The Company primarily recognizes product revenues, service revenues, and rental revenues. Product revenues are generated from the sale of biopreservation media, hPL media, CellSeal cryogenic vials, evo ModPaks, and ThawSTAR products. We recognize product revenue, including shipping and handling charges billed to customers, at a point in time when we transfer control of our products to our customers, which is upon shipment for substantially all transactions. Shipping and handling costs are classified as part of cost of product revenue in the Unaudited Condensed Consolidated Statements of Operations.
Service revenues are generated from various customer service agreements to provide warranty and other engineering services. We recognize service revenues over time as services are performed or ratably over the contract term. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of and during the three and nine months ended September 30, 2025.
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
Total bioproduction tools and services revenue for the three and nine months ended September 30, 2025 and 2024 were composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	2025	2024
Product revenue
Cell processing	$25,282	$19,031	$69,755	$53,155
evo and Thaw	968	897	2,503	1,628
Service revenue
evo and Thaw	26	20	122	119
Rental revenue
evo and Thaw	1,791	1,443	5,049	4,637
Total revenue	$28,067	$21,391	$77,429	$59,539
There was no estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period of September 30, 2025. The Company elected not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers.
15.    Stock-based compensation
Service-based vesting stock options
The following is a summary of service-based vesting stock option activity for the nine months ended September 30, 2025, and the status of service-based vesting stock options outstanding as of September 30, 2025:

	Nine Months Ended September 30, 2025
	Options	Wtd. Avg. Exercise Price
Outstanding as of beginning of period	127,000	$2.19
Exercised	(10,000)	1.83
Outstanding as of September 30, 2025	117,000	$2.22

Stock options exercisable as of September 30, 2025	117,000	$2.22
As of September 30, 2025, there was $2.6 million of aggregate intrinsic value of outstanding and exercisable service-based vesting stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2025 and September 30, 2024. This amount will change based on the fair market value of the Company’s stock. We did not recognize stock compensation expense related to service-based options during the three and nine months ended September 30, 2025. The intrinsic value of service vesting-based awards exercised was $0.2 million during the three and nine months ended September 30, 2025, and $0.5 million and $1.1 million during the three and nine months ended September 30, 2024, respectively. There were no service-based vesting options granted during the three and nine months ended September 30, 2025 and September 30, 2024. The weighted average remaining contractual life of service-based vesting stock options outstanding and exercisable as of September 30, 2025 is 0.7 years. There were no unrecognized compensation costs for service-based vesting stock options as of September 30, 2025.
Restricted stock
Service-based vesting restricted stock
The following is a summary of service-based vesting restricted stock activity for the nine months ended September 30, 2025, and the status of unvested service-based vesting restricted stock outstanding as of September 30, 2025:

	Nine Months Ended September 30, 2025
	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of period	1,295,640	$16.00
Granted	470,824	24.19
Vested	(366,181)	19.38
Forfeited	(33,135)	16.14
Non-vested as of September 30, 2025	1,367,148	$17.91

The aggregate fair value of the service-based vesting awards that vested was $2.4 million and $7.1 million during the three and nine months ended September 30, 2025, respectively, and $1.7 million and $7.1 million during the three and nine months ended September 30, 2024, respectively.
We recognized stock compensation expense related to service-based vesting awards of $2.8 million and $8.3 million during the three and nine months ended September 30, 2025, respectively, and $2.7 million and $7.9 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was $20.6 million in unrecognized compensation costs related to service-based vesting awards. The weighted average remaining recognition period over which these service-based vesting awards will be expensed is approximately 2.7 years.
Performance-based restricted stock
On March 8, 2024, the Company granted a performance-based restricted stock award ("PSA") for 109,512 shares to an executive. The shares granted contain performance conditions based on Company metrics related to future performance. The shares will vest as to between 0% and 200% of the number of restricted shares granted to the recipient based on performance conditions during the period beginning on January 1, 2024 through December 31, 2025. The grant date fair value of this award was $17.36 per share. The fair value of this award is being expensed on a straight-line basis over the requisite service period ending on December 31, 2025. The PSA has since been modified as follows:

(in millions)	Fair Value
Fair value of PSA as of grant date	$1.9
Q4 2024 change in estimated achievement probability	0.8
Q1 2025 modification	1.6
Stock compensation expense related to PSA as of September 30, 2025	(3.4)
Remaining unrecognized non-cash compensation costs related to PSA	$0.9
During the fourth quarter of the year ended December 31, 2024, it was determined the probability of attainment of the performance condition increased to greater than 100% of shares granted. In accordance with ASC 718, we recognized a cumulative catch up in stock compensation expense to reflect the increased probability the PSA would vest in excess of the shares originally granted. The fair value of this award is being expensed on a straight-line basis in accordance with the estimated quantity of shares expected to vest over the requisite service period ending on December 31, 2025.
During the three months ended March 31, 2025, the Board approved a modification to the metrics underlying the PSA to give effect to the adjusted operating results of the Company following the divestitures that occurred during the year ended December 31, 2024. The modification increased the probability that the performance-based award would vest in excess of the shares originally granted to its maximum amount of 200%. In accordance with ASC 718, this modification resulted in an incremental compensation cost of $1.6 million, which will be recognized over the remainder of the service period of the award.
We recognized stock compensation expense related to the PSA of $0.9 million and $2.2 million for the three and nine months ended September 30, 2025, and $0.2 million and $0.7 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was $0.9 million in unrecognized non-cash compensation costs related to the PSA expected to vest. We expect to recognize those costs over 0.2 years. Non-cash compensation costs are expensed over the period for which performance was measured.

There were no performance-based restricted stock awards granted or vested during the three and nine months ended September 30, 2025.

Market-based restricted stock
The following is a summary of market-based restricted stock activity under our stock option plans for the nine months ended September 30, 2025 and the status of market-based restricted stock outstanding as of September 30, 2025:

	Nine Months Ended September 30, 2025
	Shares	Wtd. Avg. Grant
Outstanding as of beginning of period	495,686	$25.69
Granted	451,801	32.91
Vested	(470,287)	25.19
Non-vested as of September 30, 2025	477,200	$33.02
The following is a summary of key inputs to our market-based restricted stock awards as of September 30, 2025:

						Fair Value Assumptions
	Grant Date	Target Shares	Vesting Range	Market Condition Period	FV of Award (in millions)	Volatility	Risk Free Rate	Dividend Rate	Attainment %	Vested Shares
2023 TSR(1)	1/3/2023	268,738	—% - 200%	1/1/2023 - 12/31/2024	$6.8	78%	4.4%	—%	175%	470,287
2024 TSR(2)	3/8/2024	239,464	—% - 200%	1/1/2024 - 12/31/2025	$6.3	80%	4.6%	—%	N/A	N/A
2025 TSR	3/18/2025	250,252	—% - 200%	1/1/2025 - 12/31/2026	$9.8	60%	4.1%	—%	N/A	N/A
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
We recognized stock compensation expense of $2.2 million and $5.4 million related to market-based restricted stock awards for the three and nine months ended September 30, 2025, respectively, and $1.2 million and $3.6 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there were $7.7 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. The weighted average remaining recognition period over which these market-based awards will be expensed is approximately 1.1 years.

The aggregate fair value of the market-based awards that vested was $11.8 million and $8.4 million for the nine months ended September 30, 2025 and 2024, respectively. There were no market-based awards that vested during the three months ended September 30, 2025 and 2024.
Total stock compensation expense
Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, with awards generally vesting over a 4-year period, and forfeitures recognized as incurred. In accordance with ASC 350-40, stock compensation expenses allocable to intangible assets for internal use are capitalized. We recorded total stock compensation expense for the three and nine months ended September 30, 2025 and 2024, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$279	$327	$855	$961
General and administrative costs	4,270	2,761	11,497	8,248
Sales and marketing costs	509	460	1,401	1,316
Research and development costs	837	586	2,144	1,708
Total(1)	$5,895	$4,134	$15,897	$12,233
(1) During the three and nine months ended September 30, 2025, $9 thousand and $19 thousand, respectively, of stock compensation expenses were capitalized to internal use software. During the three and nine months ended September 30, 2024, $5 thousand and $18 thousand, respectively, were capitalized to internal use software.
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
The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. Income tax expense of $0.2 million for the nine months ended September 30, 2025 resulted in an effective income tax rate of negative 1.4%. Included in the $0.2 million of tax expense was discrete tax benefit of $0.7 million related to stock compensation, which was offset by a change in the valuation allowance.
The Company’s projected effective income tax rate excluding the impact, if any, of discrete items is negative 1.5%, which is lower than the U.S. federal statutory rate of 21% primarily due to the increase in the valuation allowance on deferred tax assets and non-deductible executive compensation offset by state tax benefits and research tax credits.
The Company acquired the remaining equity of PanTHERA, a Canadian corporation, on April 4, 2025. The Company's projected effective income tax rate is 0% with respect to its Canadian jurisdiction, primarily due to research and development credits.
Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. In determining the need for a valuation allowance, the Company’s management evaluates all available positive and negative evidence to determine if it is more likely than not that its deferred tax assets are realizable. As of September 30, 2025, the Company's management believes there is uncertainty regarding the future realizability of the U.S. net operating loss carryforward and is projecting a full valuation allowance of $56.8 million against its deferred tax assets as the realization of such assets is not considered to be more likely than not at this time. If the Company's conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record a tax benefit in its Condensed Consolidated Statements of Operations when that occurs.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, introducing significant changes to U.S. tax law. Among other items, the OBBBA allows the deduction of U.S. research and development expenses from taxable income.

The Company is in the process of evaluating the impact of this recently enacted law on its Consolidated Financial Statements but does not expect a material impact due to the valuation allowance.
17.    Net income (loss) from continuing operations per common share
Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under the treasury stock method. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect.
The following table presents computations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and earnings per share data)	2025	2024	2025	2024
Basic and diluted earnings (loss) per common share
Numerator:
Net income (loss) from continuing operations	$621	$(471)	$(15,665)	$(9,230)

Denominator:
Weighted-average common shares issued and outstanding - Basic	47,925,038	46,175,345	47,622,196	45,871,715
Effect of dilutive securities	798,497	—	—	—
Weighted-average common shares issued and outstanding - Diluted	48,723,535	46,175,345	47,622,196	45,871,715

Net income (loss) per share from continuing operations
Basic	$0.01	$(0.01)	$(0.33)	$(0.20)
Diluted	$0.01	$(0.01)	$(0.33)	$(0.20)

Anti-dilutive shares	67,708	1,350,026	887,495	1,157,568
18. Segment, customer, and geographic information
The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, Mr. Roderick de Greef, who is the CODM, reviews the Company’s operations on a consolidated basis for purposes of allocating resources and evaluating financial performance. As a single reportable segment entity, the Company’s segment performance measure is consolidated net income (loss) from continuing operations.
Significant segment expenses are presented in the Company’s Unaudited Condensed Consolidated Statements of Operations. Additional significant segment expenses that are not separately presented in the Company’s Unaudited Condensed Consolidated Statements of Operations include Shared-based compensation and Depreciation expense. These are presented in the Unaudited Condensed Consolidated Statement of Cash Flows, and Note 15: Stock-based compensation, Note 8: Assets held for rent, and Note 9: Property and equipment, net.
Other expense items not individually significant in net income (loss) from continuing operations are changes in inventory values due to changes in its carrying basis, costs associated with the Company’s acquisitions or divestitures in the period these take place, and gain or loss on disposal of fixed assets. The information provided to the Company’s CODM for purposes of making decisions and assessing segment performance excludes asset information.

Concentrations of risk
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Customer A	19%	*	12%	*	13%	*
Customer B	*	18%	10%	13%	14%	15%
Customer C	*	21%	*	16%	*	12%
Customer D	11%	*	*	*	*	*
*less than 10%
The following is a summary of revenue by major product family representing over 10% of the Company's total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product revenue concentration	2025	2024	2025	2024
CryoStor	78%	75%	76%	73%
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by customers’ geographic locations	2025	2024	2025	2024
United States	76%	75%	81%	77%
Europe, Middle East, Africa (EMEA)	19%	19%	14%	17%
Other	5%	6%	5%	6%
Total revenue	100%	100%	100%	100%
All of the Company's long-lived assets, totaling $23.9 million as of September 30, 2025, are located within the United States. Though the Company's evo shippers under rental arrangements may be outside of the United States, all are shipped back to our United States warehouse upon completion of the applicable rental arrangement.
In the three months ended September 30, 2025, two different suppliers accounted for 16% and 12% of purchases, respectively. In the nine months ended September 30, 2025, one supplier accounted for 14% of purchases. In the three and nine months ended September 30, 2024, no suppliers accounted for more than 10% of purchases.
As of September 30, 2025, three different suppliers accounted for 27%, 15%, and 12% of accounts payable, respectively. As of December 31, 2024, no suppliers accounted for more than 10% of accounts payable.
19.    Employee benefit plan
The Company sponsors 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $0.2 million and $0.6 million in contributions to this plan for the three and nine months ended

September 30, 2025, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.
20.    Subsequent events
The Company has evaluated events subsequent to September 30, 2025 through the date of this filing to assess the need for potential recognition or disclosure.
Limited Liability Membership Interest Purchase Agreement for SAVSU Divestiture
On October 6, 2025, the Company entered into the SAVSU Purchase Agreement, by and among the Company and the SAVSU Buyer for the sale by the Company of all of the SAVSU Interests to SAVSU Buyer for an aggregate purchase price of $25.5 million (subject to adjustment as set forth in the Purchase Agreement) (the “SAVSU Transaction”). Following the execution of the SAVSU Purchase Agreement, the SAVSU Transaction was consummated on October 6, 2025. The Company has not yet finalized its accounting for the transaction. The Company anticipates the divestiture to qualify and be presented as discontinued operations in its Annual Report on Form 10-K for the year ended December 31, 2025.
In addition, upon the closing of the SAVSU Transaction, the Company and SAVSU Buyer entered into a transition services agreement, pursuant to which the Company will provide certain transition services, including payroll processing, bookkeeping and tax administration services, and information technology maintenance, among other administrative services, to SAVSU through the end of the Company's fiscal year on December 31, 2025.
Consent to Loan and Security Agreement with Silicon Valley Bank
On October 6, 2025, the Company entered into the Sixth Amendment, by and among the Bank, the Company, SAVSU, Sexton and PanTHERA (collectively, the “Sixth Amendment Borrower”). Pursuant to the Sixth Amendment and subject to the conditions set forth therein, the Bank consented to the purchase of the convertible promissory note from the iPSC developer and the SAVSU Transaction as required by the Loan Agreement and released its security interests in the assets of SAVSU and the outstanding membership interests of SAVSU arising under the Loan Agreement. The Sixth Amendment contains customary representations and warranties of the Sixth Amendment Borrower and provides for a release of the Bank by the Sixth Amendment Borrower for any claims existing or arising through the date of the Sixth Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.

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
On October 6, 2025, the Company entered into the Limited Liability Company Membership Interest Purchase Agreement (the “SAVSU Purchase Agreement”), by and between the Company and Peli BioThermal LLC, a Delaware limited liability company (“SAVSU Buyer”) for the sale by the Company of all of the issued and outstanding limited liability company membership interests of SAVSU to SAVSU Buyer (the “SAVSU Transaction”). The divestiture of SAVSU was considered a subsequent event to the financial results presented as of September 30, 2025. SAVSU is therefore presented as a part of our continuing operations as of the three and nine months ended September 30, 2025. For additional information on the divestiture of SAVSU, see Note 20: Subsequent events, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
On November 14, 2024, the Company entered into a Stock Purchase Agreement (the “CBS Purchase Agreement”), by and among the Company, Standex International Corporation, a Delaware corporation (“CBS Buyer”), and Arctic Solutions, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (doing business as Custom Biogenic Systems, “CBS”), for the sale by the Company of all of the issued and outstanding shares of common stock (the “CBS Shares”) of

CBS to CBS Buyer (the “CBS Divestiture”). Upon the execution of the CBS Purchase Agreement, the CBS business is presented in the accompanying Unaudited Condensed Consolidated Financial Statements as a discontinued operation for all periods presented. See Item I, Note 3: Discontinued operations, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details regarding the CBS Divestiture.
On November 12, 2024, the Company entered into a Stock Purchase Agreement (the “SciSafe Purchase Agreement”), by and among the Company, Subzero Purchaser Corp., a Delaware corporation (“SciSafe Buyer”), SciSafe, Inc., a Delaware corporation and an indirect wholly owned subsidiary of the Company (“SciSafe Seller”), and SciSafe, Inc., a New Jersey corporation and an indirect wholly owned subsidiary of the Company (“SciSafe”), for the sale by SciSafe Seller of all of the issued and outstanding shares of common stock of SciSafe to SciSafe Buyer (the "SciSafe Divestiture"). Upon the execution of the SciSafe Purchase Agreement, the SciSafe business is presented in the accompanying Unaudited Condensed Consolidated Financial Statements as a discontinued operation for all periods presented. The Company dissolved SciSafe Seller on November 12, 2024. See Item I, Note 3: Discontinued operations, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details regarding the SciSafe Divestiture.
On April 17, 2024, the Company sold all of the issued and outstanding shares of common stock of Global Cooling, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Global Cooling”) to GCI Holdings Company, LLC, an Ohio limited liability company (“GCI Holdings”), pursuant to a Stock Purchase Agreement, dated April 17, 2024 (the “Global Cooling Purchase Agreement”), by and between the Company and GCI Holdings (the “Global Cooling Divestiture”). Upon the execution of the Global Cooling Purchase Agreement, the Global Cooling business is presented in the accompanying Unaudited Condensed Consolidated Financial Statements as a discontinued operation for all periods presented. See Item I, Note 3: Discontinued operations, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details regarding the Global Cooling Divestiture.
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

Revenues
Total revenue for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Product revenue
Cell processing	$25,282	$19,031	$6,251	33%	$69,755	$53,155	$16,600	31%
evo and Thaw	968	897	71	8%	2,503	1,628	875	54%
Service revenue
evo and Thaw	26	20	6	30%	122	119	3	3%
Rental revenue
evo and Thaw	1,791	1,443	348	24%	5,049	4,637	412	9%
Total revenue	$28,067	$21,391	$6,676	31%	$77,429	$59,539	$17,890	30%
Product revenue
Product revenue was $26.3 million for the three months ended September 30, 2025, representing an increase of $6.3 million, or 32%, compared with the same period in 2024, and was $72.3 million for the nine months ended September 30, 2025, representing an increase of $17.5 million, or 32%, compared with the same period in 2024. The increase in product revenues for the three and nine months ended September 30, 2025 was largely driven by an increase in customer demand for our cell processing products compared to the same periods in the prior year.
Product revenue: Cell processing
Product revenue from our cell processing products increased by $6.3 million, or 33%, during the three months ended September 30, 2025 compared with the same period in 2024. The increase in product revenue from cell processing products is primarily driven by an increase in demand from customers with commercially approved therapies compared to the same period in the prior year. Additionally, during the three months ended September 30, 2025, we received approximately $1.3 million in revenue that we anticipated for shipment in the fourth quarter of 2025, but shipped early at the request of the customer.
Product revenue from our cell processing products increased $16.6 million, or 31%, during the nine months ended September 30, 2025 compared with the same period in 2024. The increase in revenue from cell processing products is driven by an overall market improvement compared to the prior year when our customers reduced safety stock levels. During the six months ended June 30, 2024, our revenues were impacted by our customers' reduction in purchases. This trend of reduced safety stock abated after our second quarter of 2024. Our largest customers additionally increased demand of purchases during the nine months ended September 30, 2025 when compared to the same period in 2024.
Product revenue: evo and Thaw
Product revenue from our evo and Thaw products increased by $0.1 million, or 8%, during the three months ended September 30, 2025 compared with the same period in 2024. Overall revenue remained relatively consistent for evo and Thaw products between the two periods, with increases in pricing on our Thaw products during the three months ended September 30, 2025 being offset by decreases in volume of consumable products from the evo product line sold during the three months ended September 30, 2025 compared with the same period in 2024.
Product revenue from our evo and Thaw products increased by $0.9 million, or 54%, during the nine months ended September 30, 2025 compared with the same period in 2024. The increase in the nine months ended September 30, 2025 is primarily due to new customer acquisitions and an increase in demand and price on our Thaw products compared to the same period in 2024. The increase during the nine months ended September 30, 2025 can also be attributed to timing of returns in the prior year that offset revenues earned on Thaw products during the nine months ended September 30, 2024.

Service revenue
Service revenues, which are primarily generated from various customer service agreements to provide warranty and other engineering services, were an immaterial portion of our total revenues earned during the three and nine months ended September 30, 2025 and 2024.
Rental revenue
Rental revenue was $1.8 million for the three months ended September 30, 2025, representing an increase of $0.3 million, or 24%, compared with the same period in 2024. The increase in the three months ended September 30, 2025 is primarily due to an increase in pricing on our rental agreements compared with the same period in 2024.
Rental revenue was $5.0 million for the nine months ended September 30, 2025, representing an increase of $0.4 million, or 9%, compared with the same period in 2024. The increase in the nine months ended September 30, 2025 is primarily driven by an increase in pricing on our rental agreements compared with the same period in 2024, which was offset by a decrease in rental agreement volume compared with the same period in 2024.
Costs and operating expenses
Total costs and operating expenses for three and nine months ended September 30, 2025 and 2024 were composed of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of product, rental, and service revenue	$10,146	$7,400	$2,746	37%	$27,288	$20,100	$7,188	36%
General and administrative	12,074	9,326	$2,748	29%	34,970	29,041	$5,929	20%
Sales and marketing	2,528	2,507	$21	1%	7,857	7,366	$491	7%
Research and development	2,709	1,893	$816	43%	7,633	5,997	$1,636	27%
IPR&D expense	—	—	$—	100%	15,521	—	$15,521	100%
Intangible asset amortization	699	683	$16	2%	2,109	2,054	$55	3%
Total operating expenses	$28,156	$21,809	$6,347	29%	$95,378	$64,558	$30,820	48%
Cost of product, rental, and service revenue
Cost of product, rental, and service revenue increased $2.7 million, or 37%, for the three months ended September 30, 2025 compared to the same period in 2024, and increased $7.2 million, or 36%, for the nine months ended September 30, 2025 compared to the same period in 2024. The increase during the three and nine months ended September 30, 2025 is primarily due to increases in sales across multiple product lines and an increase in inventory write-offs compared to the same period in the prior year.
Cost of revenue inclusive of intangible amortization related to acquired technology as a percentage of revenue was 38% and 37% for the three months ended September 30, 2025, and September 30, 2024, respectively. For the nine months ended September 30, 2025 and September 30, 2024, cost of revenue inclusive of intangible amortization related to acquired technology as a percentage of revenue was 38% and 37%, respectively.
Cost of revenue inclusive of intangible amortization related to acquired technology as a percentage of revenue for the three and nine months ended September 30, 2025 remained relatively consistent to the same periods in 2024. Although we experienced increases in sales in our higher margin biopreservation media product line during the three and nine months ended September 30, 2025 compared to the same periods in 2024, we also experienced significant increases in sales of products with higher costs of revenue inclusive of intangible amortization and an increase in inventory write-offs.
General and administrative expenses
General and administrative (“G&A”) expenses consist primarily of personnel-related expenses, stock-based compensation, professional fees, such as accounting and consulting fees, and corporate insurance.

G&A expenses increased $2.7 million, or 29%, for the three months ended September 30, 2025 compared to the same period in 2024. The increase for the three months ended September 30, 2025 is primarily driven by an increase in personnel costs and professional fees, including increases of $1.5 million in stock-based compensation, $0.3 million in severance costs, and $0.2 million in legal fees. Additionally, during the three months ended September 30, 2024, we recorded $0.7 million in bad debt recovery from the settlement of an account we had previously written-off, which impacted comparability with the three months ended September 30, 2025.
G&A expenses increased $5.9 million, or 20%, for the nine months ended September 30, 2025 compared to the same period in 2024. The increase for the nine months ended September 30, 2025 is primarily driven by an increase in personnel costs and professional fees, including increases of $3.2 million in stock-based compensation, $0.7 million in severance costs, $0.5 million in salaries, and $0.5 million in legal fees. Additionally, during the nine months ended September 30, 2024, we recorded $1.0 million in bad debt recovery from the settlement of two accounts we had previously written-off, which impacted comparability with the nine months ended September 30, 2025.
Sales and marketing expenses
Sales and marketing (“S&M”) expenses consist primarily of personnel-related costs, stock-based compensation, consulting, advertising, and travel expense.
S&M expenses increased $21 thousand, or 1%, for the three months ended September 30, 2025, and increased $0.5 million, or 7%, for the nine months ended September 30, 2025 compared to the same periods in 2024. The increase for the three and nine months ended September 30, 2025 is primarily due to an increase in marketing materials expenses and salaries compared to the same periods in the prior year.
Research and development expenses
Research and development (“R&D”) expenses consist primarily of personnel-related costs, consulting, research supplies, and milestone expenses related to third-party research agreements.
R&D expenses increased $0.8 million, or 43%, for the three months ended September 30, 2025 compared to the same period in 2024. The increase for the three months ended September 30, 2025 is primarily driven by an increase in personnel costs, including increases of $0.3 million in stock-based compensation, $0.2 million in salaries, and $0.1 million in bonus expenses. We also experienced increases of $0.1 million in supply costs and $0.1 million in consulting costs.
R&D expenses increased $1.6 million, or 27%, for the nine months ended September 30, 2025 compared with the same period in 2024. The increase for the nine months ended September 30, 2025 is primarily due to an increase in personnel costs, including increases of $0.5 million in salaries, $0.4 million in stock-based compensation, and $0.4 million in bonus expenses. We also experienced increases of $0.3 million in consulting costs, $0.1 million in supply costs, and $0.1 million in software costs. These increases were offset by lower research milestone payments in relation to our historical PanTHERA Development and License Agreement. For additional information on the details of the PanTHERA Development and License Agreement, see Item 1, Note 2: Acquisition within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
IPR&D expense
IPR&D expense during the nine months ended September 30, 2025 consists of the immediate $15.5 million expense of the IPR&D asset we acquired in the PanTHERA Transaction. For additional information on the details of the PanTHERA Transaction, see Item I, Note 2: Acquisition within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Intangible asset amortization expense
Intangible asset amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions in which we acquired definite-lived intangible assets.

Other income (expense)
Total other income (expense) for the three and nine months ended September 30, 2025 and 2024 was composed of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Change in fair value of equity investments	$—	$—	$—	NM	$—	$(4,074)	$4,074	NM
Interest income (expense), net	508	(230)	$738	321%	$1,873	$(695)	$2,568	369%
Other income	284	97	$187	193%	633	496	$137	28%
Total other income (expense), net	$792	$(133)	$925	695%	$2,506	$(4,273)	$6,779	(159)%
Change in fair value of equity investments
Reflects the change in fair value of our historical equity investments. During the second quarter of 2024, the Company determined that the fair value of an equity interest was less than its carrying amount, and no longer recoverable. The equity investment was fully impaired as a result of the analysis.
Interest income (expense), net
Interest income (expense), net incurred during the three and nine months ended September 30, 2025 related primarily to the Term Loan (as defined in Note 13: Long-term debt, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) obtained in September 2022 and indirect tax liabilities. We also earn interest on cash held in our money market account and available-for-sale securities. The increase in our interest income (expense), net during the three and nine months ended September 30, 2025 can be attributed to the increases in interest income from our available-for-sale securities compared to the same periods in 2024 in addition to decreases in our long-term debt balance, decreasing interest expenses when compared to the same periods in 2024.
Liquidity and capital resources
On September 30, 2025 and December 31, 2024, we had $98.4 million and $109.2 million in cash, cash equivalents, and available-for-sale securities, respectively.
On October 6, 2025, the Company entered into the SAVSU Purchase Agreement, by and among the Company and the SAVSU Buyer for the sale by the Company of all of the issued and outstanding shares of common stock of SAVSU to SAVSU Buyer for an aggregate purchase price of $25.5 million (subject to adjustment as set forth in the SAVSU Purchase Agreement). The Company has not yet finalized its accounting for the SAVSU transaction, though expects proceeds from the Transaction to be finalized during the fourth quarter of 2025. For additional information on the SAVSU Transaction, see Item I, Note 20: Subsequent events within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
On April 4, 2025, we consummated the PanTHERA Transaction. The aggregate purchase price of the acquisition was $16.8 million, which included $11.5 million in cash and 213,360 shares of our common stock. Additionally, pursuant to the PanTHERA Purchase Agreement, the PanTHERA Sellers are eligible to receive up to $7.2 million in cash or equivalent shares of the Company's common stock (as elected by the PanTHERA Sellers) over a three-year earnout period upon the achievement of certain revenue targets based on the Company's earnings derived from the acquired IRI GEN 2 cryopreservation technology in addition to the achievement of an operational milestone within the first year of the earnout period. For additional information on the PanTHERA Transaction, see Item I, Note 2: Acquisition within the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
On November 14, 2024, we consummated the CBS Divestiture. In connection with the closing of this transaction, we received net proceeds of $3.4 million. We also incurred additional expenses related to this transaction, including $0.1 million to the brokers, attorneys, and other external parties for legal and other transaction services. We also recognized $2.0 million in stock compensation expense in connection with the acceleration of unvested shares for all former employees that remained with CBS upon the closing of this transaction. For additional information on the CBS Divestiture, see Item I,

Note 3: Discontinued operations within the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
On November 12, 2024, we consummated the SciSafe Divestiture. In connection with the closing of this transaction, we received net proceeds of $71.3 million. We also incurred additional expenses related to this transaction, including $0.5 million to the brokers, attorneys, and other external parties for legal and other transaction services, and incurred $0.4 million in severance costs. We also paid the former stockholders of SciSafe approximately $3.3 million in cash to waive all rights with respect to certain potential earn-out payments and recognized $4.0 million in stock compensation expense in connection with the acceleration of unvested shares for all of our former employees that remained with SciSafe upon the closing of this transaction. For additional information on the SciSafe Divestiture, see Item I, Note 3: Discontinued operations within the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
On April 17, 2024, we consummated the Global Cooling Divestiture. In connection with the closing of this transaction, we provided $6.7 million in cash funding to effectuate this transaction and paid $0.6 million to the brokers, attorneys, and other external parties. In addition, we recognized $6.1 million in cash expenditures from operations during the third quarter of 2024 to meet certain post-closing requirements, costs to sell Global Cooling, the assumption of certain liabilities and debt, and severance expenses related to the Reduction in Force ("RIF") implemented on the business of Global Cooling, which reduced our workforce by 47 employees. We are also required to indemnify Global Cooling for preexisting legal contingencies. Prior to the Global Cooling Divestiture, a lawsuit was filed by a previous customer related to Global Cooling's commercial freezer products seeking payment of up to $4.0 million for losses the customer claims to have incurred. The product liability claim is subject to insurance recovery, which management believes is probable as enforceable under our insurance policy, covering the entirety of the loss contingency aside from our insurance deductibles. We estimate the legal expenses to be incurred will be immaterial. For additional information on the details of the Global Cooling Divestiture, the RIF and its related costs, see Item I, Note 3: Discontinued operations within the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Cash flows

	Nine Months Ended September 30,
(In thousands)	2025	2024	$ Change
Operating activities	$15,199	$6,786	$8,413
Investing activities	(72,676)	(15,337)	$(57,339)
Financing activities	(8,428)	(2,697)	$(5,731)
Net decrease in cash and cash equivalents	$(65,905)	$(11,248)	$(54,657)
Net cash provided by operating activities
Net cash provided by operating activities was $15.2 million during the nine months ended September 30, 2025 compared to $6.8 million provided by operating activities during the nine months ended September 30, 2024. The increase in net cash provided by operating activities was primarily due to stronger revenues compared to the prior year in addition to the timing of collection and disbursement of working capital related items in inventories, prepaid expenses, and accrued expenses.
Net cash used in investing activities
Net cash used in investing activities totaled $72.7 million during the nine months ended September 30, 2025 compared to $15.3 million used in investing activities for the nine months ended September 30, 2024. The increase in net cash used in investing activities was primarily driven by the $61.4 million in additional purchases of our investments in available-for-sale marketable securities and the $2.0 million investment in a convertible promissory note compared to the same period in 2024. This was offset by an increase of $3.8 million in maturities of available-for-sale securities compared to the same period in the prior year. Additionally, during the nine months ended September 30, 2025 and 2024, we made investments in strategic acquisition and divestiture activities. We used $10.2 million in cash for the acquisition of PanTHERA during the nine months ended September 30, 2025. This was $2.8 million less than the cash used for the divestiture of Global Cooling during the second quarter of 2024.
Net cash used in financing activities
Net cash used in financing activities totaled $8.4 million during the nine months ended September 30, 2025, compared to $2.7 million used in financing activities during the nine months ended September 30, 2024. The increase in net cash used in financing activities was primarily the result of a $7.5 million increase in payments on the Term Loan compared to the same period in the prior year in addition to $2.0 million less in proceeds from financing our insurance premiums during the same period in 2024.
Contractual obligations
Our material cash requirements include contractual and other obligations which we previously disclosed within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Other than the contractual obligation listed below, there have been no significant changes to these obligations in the three months ended September 30, 2025.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of September 30, 2025, our total short-term obligations were $7.4 million.
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
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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
In addition, the Company implemented internal controls related to the acquisition of PanTHERA and the purchase of the convertible promissory note.
Other than the changes noted above, there were no other changes in our ICFR that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our ICFR.
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

BIOLIFE SOLUTIONS, INC.

Date: November 6, 2025	/s/ Troy Wichterman
Troy Wichterman
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)