Form 10-K/A
period 2025-12-31
BIOLIFE SOLUTIONS INC
filed 2026-04-28
CIK 834365

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
As of April 21, 2026, 48.9 million shares of the registrant’s common stock were outstanding.
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”), originally filed by BioLife Solutions, Inc. with the Securities and Exchange Commission (the “SEC”) on February 26, 2026. References throughout this Amendment No. 1 to “BioLife Solutions, Inc.”, “BioLife”, “we”, “us”, “our”, or the “Company” refer to BioLife Solutions, Inc. and its subsidiaries, taken as a whole, unless the context otherwise indicates.
We are filing this Amendment No. 1 pursuant to General Instruction G(3) of Form 10-K, as we do not intend to file a definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Annual Meeting”) within 120 days of the end of our fiscal year ended December 31, 2025. Accordingly, this Amendment No. 1 is being filed solely to:

•amend and restate Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of our 2025 Annual Report, in their entirety as set forth herein; and
•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
Except as set forth above, no other Items of our 2025 Annual Report have been amended or revised in this Amendment No. 1, and all such other Items shall be as set forth in such 2025 Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the 2025 Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the 2025 Annual Report.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table and text set forth the names and ages of our directors and executive officers as of April 21, 2026. Our Board of Directors (the “Board”) is comprised of only one class of directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other public companies subject to the reporting requirements under the federal securities laws. There are no legal proceedings related to any of the directors or executive officers that must be disclosed pursuant to Item 401(f) of Regulation S-K. There are no family relationships among any of our directors or executive officers. No director or executive officer has any arrangement or understanding between him or her and any other person(s) pursuant to which he or she is to be selected as a director or officer of the Company.

Name(1)(2)	Age	Position and Offices With the Company
Roderick de Greef	65	Chief Executive Officer and Chairman of the Board
Troy Wichterman	41	Chief Financial Officer
Aby J. Mathew, Ph.D.	54	Chief Scientific Officer and Executive Vice President
Todd Berard	57	Chief Commercial Officer
Sean Werner	52	Chief Technology Officer
Cathy Coste	60	Director
Amy DuRoss	52	Lead Director
Rachel Ellingson	56	Director
Joydeep Goswami	54	Director
Tony Hunt	62	Director
Tim Moore	64	Director
(1) On January 8, 2026, Karen Foster provided notice of her retirement from her position as the Company's Chief Quality and Operations Officer, which was effective on March 31, 2026.
(2) Sarah Aebersold's position as Chief Human Resources Officer was eliminated as of March 20, 2026, though she will be retained for consultation services through April 30, 2026.

Roderick de Greef has been Chief Executive Officer and Chairman of the Board since October 2023 at BioLife. Previously, Mr. de Greef began serving as a director of the Board in January 2023, prior to which he served as President and Chief Operating Officer from November 2021 until he retired on January 3, 2023. Mr. de Greef was appointed Chief Operating Officer from December 2019 to May 2021 after his appointment as Chief Financial Officer from May 2016 to November 2021. He also served as interim Chief Financial Officer and interim Secretary from March 2016 through May 2016. Mr. de Greef served as a director of the Company from June 2000 through November 2013 and provided the Company with strategic and financial consulting services from July 2007 through August 2011. From November 2022 to December 2025, Mr. de Greef served as a Trustee of the Upper Connecticut Valley Hospital, a non-profit, rural hospital in northern New Hampshire. From June 2023 to December 2025, Mr. de Greef served as a Trustee of the North Country Healthcare. Since December 2020, Mr. de Greef has served as a director of Sirona Medical Technologies, a cardiac electrophysiology company. Mr. de Greef received his Master of Business Administration degree from the University of Oregon, and a Bachelor of Arts in Economics and International Relations from San Francisco State University. Mr. de Greef has extensive experience in corporate finance and the business world in general, as well as serving as an officer and director of public companies.
Troy Wichterman has been Chief Financial Officer since November 2021. Mr. Wichterman holds responsibility for all corporate finance, financial planning, and accounting functions as well as compliance, risk management, information technology, and business systems. Before his appointment as Chief Financial Officer, Mr. Wichterman served as the Company’s Vice President, Finance since November 2019. Mr. Wichterman also served as Director of Financial Planning and Analysis from June 2016 to November 2019 and Financial Analyst from February 2015 to June 2016. Prior to joining the Company, he was most recently a Senior Financial Analyst, Acquisitions at Ventas, a public healthcare REIT, from January 2013 to September 2014. Prior to Ventas, he was most recently a Senior Portfolio Analyst at Heitman, a private equity REIT, from June 2009 to January 2013 and began his career as an Auditing Associate at PwC in Chicago from 2008 to 2009. Mr. Wichterman is a CPA (inactive) and holds a Bachelor of Business Administration degree and a Master of Accountancy degree from the University of Wisconsin – Madison.
Aby J. Mathew, Ph.D. has been Executive Vice President and Chief Scientific Officer since December 2019. Before his appointment as Executive Vice President and Chief Scientific Officer, Dr. Mathew had served as Chief Technology Officer. Dr. Mathew was part of the founding team of BioLife Solutions, Inc., and has been employed by BioLife since 2000. Dr. Mathew is a co-developer of BioLife’s biopreservation media solutions and co-inventor on issued and pending patents related to methods, devices, and formulations for the preservation of cells, tissues, and organs. He holds a Ph.D. in Biological Sciences from Binghamton University and a B.S. in Microbiology from Cornell University. Dr. Mathew has been researching low temperature biopreservation since 1994, and his studies contributed to the development of BioLife’s current commercial HypoThermosol and CryoStor product platforms and intellectual property foundation. Dr. Mathew is currently active in, or previously a member of, AABB (formerly the American Association of Blood Banks), BEST (the Biomedical Excellence for Safer Transfusion collaborative), the International Society for Cell and Gene Therapy (ISCT), the Alliance for Regenerative Medicine (ARM), Tissue Engineering & Regenerative Medicine International Society (TERMIS), Society for Cryobiology, International Society for Biological and Environmental Repositories (ISBER), American Society for Cell Biology, and the Society for In Vitro Biology. Dr. Mathew is a member of the Board of Directors and an Advisory Panel member of the Parent’s Guide to Cord Blood Foundation, a founding member of the Board of Directors of the Cord Blood Association, a member of the Business Advisory Board of RoosterBio Inc., and was a member of the Board of Directors of PanTHERA CryoSolutions, Inc. from November 2020 to April 2025. Dr. Mathew has obtained the UCLA Corporate Governance Program Certification.

Todd Berard has been Chief Commercial Officer since November of 2024, having been promoted to this newly created position from his prior role of Chief Marketing Officer in which he was appointed in December 2019. Prior to his appointment as Chief Marketing Officer, Mr. Berard had served as Vice President of Marketing since February 2015 and Senior Director of Marketing since July 2014. Before his start at BioLife, Mr. Berard served as Director of Marketing at Verathon Medical; a division of Roper Inc., from September 2010 until July 2014, overseeing the global marketing, product development, and product launch strategies for a portfolio of six medical device brands. He also managed all strategic partnerships for product development and helped guide the organization through several key product launches and the corporate acquisition. At Verathon, Mr. Berard oversaw a creative and product management team of 12. Responsibilities included all global marketing initiatives and campaigns, strategy, product portfolio management, and strategic planning. He has over twenty years of experience in life sciences, health care, medical devices, and technology; working for both global leaders and small technology startups, including the University of Washington School of Medicine, DuPont, and Medtronic. He has a Bachelor of Science Degree in Biochemistry from the University of Vermont and an MBA from the University of Washington Foster School of Business.

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

Cathy Coste has served as a director and Chair of our Audit Committee since March 2025. Ms. Coste has served as a director and Audit Committee Chair of Renalytix plc (LSE: RENX.L and OTCQB: RNLXY) since June 2023 and Axora Medical, Inc. since January 2026. She also served as a director and Audit Committee Chairman of Biomerica, Inc. (NASDAQ: BMRA) from August 2020 to June 2025 and Minerva Surgical, Inc. (which went private in 2024) from February 2021 to May 2025. After 32 years with Deloitte & Touche LLP (“Deloitte”), Ms. Coste retired from Deloitte in September 2020, where she was a senior partner and life sciences industry executive leader. During her time with Deloitte, she led global finance, internal audit, and operations teams while participating in more than 200 audit committee meetings. Previously, she worked at Mervyn’s, Inc. from April 1991 to February 1999, where she held positions of increased responsibility in accounting, financial planning and analysis, and store operations. She holds a B.A. in Business Administration - Accounting from California State University, Hayward, and completed Harvard Business School's Corporate Director's Certificate Program. She is a licensed Certified Public Accountant in California. The Board has determined that Ms. Coste is qualified to serve as a director because of her expertise in financial services, audits, risk and controls, and compliance, and her decades of experience in the life sciences industry.
Amy DuRoss has served as Lead Director of our Board of Directors since August 2023 and member of our Governance and Nominating Committee and as Chair of our Compensation Committee since April 2021. Since May 2025, Ms. DuRoss has served at Mayo Clinic as a MayoVenture Partner, where she leads enterprise-wide efforts in venture creation, strategic capital markets, institutional spinouts, and the commercialization of transformative science and care delivery models. She works across the Mayo Clinic ecosystem to build and scale the next generation of healthcare companies - from advanced cell and gene-based therapeutics and diagnostics to enabling platforms and digital health. Ms. DuRoss previously served as Chief Executive Officer of Vineti, Inc., a healthcare technology company, from the time that she co-founded Vineti in April 2016 through March 2022. Ms. DuRoss led Vineti and its software as a service platform to the forefront of innovation supporting cell and gene therapy manufacturing, delivery and patient follow up. Before co-founding Vineti, Ms. DuRoss focused on healthcare new business creation for GE Ventures, a venture capital subsidiary of General Electric (NYSE: GE), serving as a Managing Director from May 2013 to May 2017. Prior to GE, Ms. DuRoss was Chief Business Officer at Navigenics, Inc., a genomics company sold to Life Technologies Corporation in 2012. Ms. DuRoss was Co-founder and Executive Director of Proposition 71, California's stem cell research initiative passed in 2004, as well as Chief of Staff at the resulting state grant oversight agency. Ms. DuRoss was named a 2016 Health Innovator Fellow by the Aspen Institute. Ms. DuRoss also serves as a member of the Board of Directors for the ARM Foundation for Cell and Gene Medicine. Ms. DuRoss holds an MBA, Masters degree in English, and Bachelors of Arts degree in English from Stanford University. The Board has determined that Ms. DuRoss is qualified to serve as a director because of her experience founding and growing a successful business in the cell and gene therapy space.

Rachel Ellingson has served as a director and member of our Compensation Committee and Audit Committee since April 2021. Since March 2025, Ms. Ellingson has served as Chief Strategy and Corporate Development Officer at Solventum (NYSE: SOLV), a diversified medical device company. As a member of the executive leadership team at SOLV, Ms. Ellingson is responsible for global oversight of strategy, business development, integration, and divestitures. Prior to her appointment at SOLV, Ms. Ellingson served as Chief Administrative Officer and Chief Strategy Officer at Zimmer Biomet Holdings, Inc. (NYSE: ZBH), a medical device company focused in orthopedics from April 2018 to March 2025. Ms. Ellingson also served as Vice President, Corporate Strategy and as a member of the executive leadership team at St. Jude Medical, Inc., a medical device company focused on cardiovascular and neuromodulation therapies, from 2011 to 2017. Before joining St. Jude Medical, Ms. Ellingson served as Vice President, Business Development and Investor Relations at AGA Medical Corporation, a developer and manufacturer of cardiovascular medical devices. Ms. Ellingson was an investment banker prior to her appointment at AGA Medical, serving as a Managing Director in the Healthcare Investment Banking sector of Bank of America Corporation (NYSE: BAC) and prior to that, was with Cowen & Company (NASDAQ: COWN). Ms. Ellingson holds an MBA in Finance from the University of Connecticut and a Bachelor of Arts degree from the University of Rhode Island. The Board has determined that Ms. Ellingson is qualified to serve as a director because of her experience with strategic leadership and investment banking.

Joydeep Goswami has served as a director, as a member of our Audit Committee and as Chair of our Governance and Nominating Committee since October 2021. Dr. Goswami served as Chair of our Audit Committee from August 2024 to March 2025. Dr. Goswami currently serves as President and Chief Executive Officer of LGC Group, an international life sciences measurement and tools company. Prior to his appointment as CEO of LGC Group in January 2025, Dr. Goswami served as an Advisor to Illumina, Inc. (“Illumina”), a life sciences tools and diagnostics company, between April 2024 to December 2024. From February 2023 and April 2024, Dr. Goswami also served as Chief Financial Officer and Chief Strategy and Corporate Development Officer at Illumina. During his service on the executive leadership team at Illumina, Dr. Goswami was responsible for driving planning, strategic partnerships, and acquisitions. Prior to Illumina, Dr. Goswami served from July 2016 through August 2019 as the President of the Clinical Next-Generation Sequencing (NGS) and Oncology business unit of Thermo Fisher Scientific Inc. (“Thermo Fisher Scientific”), where he oversaw efforts that drove the adoption of NGS in clinical oncology, research and reproductive health. Dr. Goswami has held senior leadership roles across the pharma/biotech, diagnostics and research tool continuum, previously serving at companies such as Life Technologies Corp. (“Life Technologies”) from July 2008 through August 2013 and Invitrogen Corp. (“Invitrogen”) from December 2003 through July 2008, in addition to other roles at Thermo Fisher Scientific from September 2013 through July 2016. He has led teams across various functions, including sales, marketing, R&D and other support functions. Dr. Goswami served as President, Asia Pacific and Japan while at Thermo Fisher Scientific and created the Stem Cells and Regenerative Medicine Business Unit at Invitrogen. Additionally, he spent five years at McKinsey, where he specialized in strategy for pharmaceutical, medical technology and technology companies. Dr. Goswami holds his MS, PhD in Chemical Engineering, and MBA from MIT and a Bachelor's degree in Chemical Engineering from the Indian Institute of Technology. The Board has determined that Dr. Goswami is qualified to serve as a director because of his experience with strategic and financial leadership and international operations experience.

Tony J. Hunt has served as a director and member of our Audit Committee since January 2025, and a member of our Compensation Committee since March 2025. Mr. Hunt served as Executive Chairman of Repligen Corporation, or Repligen (NASDAQ: RGEN), from September 2024 to March 2026. Prior to being named Executive Chairman of Repligen, Mr. Hunt served as Chief Executive Officer and as a member of the board of directors of Repligen since May 2015, having joined Repligen in May 2014 as Chief Operating Officer. Prior to Repligen, Mr. Hunt was President of Bioproduction at Life Technologies Corporation, or Life Technologies, a global life sciences company which was acquired by Thermo Fisher Scientific in 2014. He joined Life Technologies in 2008, serving as General Manager of Bioproduction Chromatography and Pharma Analytics before being named President of Bioproduction in 2011. From 2000 to 2008, Mr. Hunt was with Applied Biosystems as Senior Director of Pharma Programs where he launched the Pharma Analytics business that in 2008 became a part of the Bioproduction platform at Life Technologies. Mr. Hunt also serves on the board of directors of one publicly traded company, 908 Devices Inc. (NASDAQ: MASS). Mr. Hunt received a B.S. in Microbiology and an M.S. in Biotechnology from University College in Galway, Ireland, and a M.B.A. from Boston University School of Management. The Board has determined that Mr. Hunt is qualified to serve as a director because of his deep understanding of the bioprocessing market and prior experience as a public company director.

Tim Moore has served as a director and member of our Compensation and Governance and Nominating Committees since September 2022. He has more than three decades of leadership experience in biopharmaceutical manufacturing and operations. Mr. Moore served as Executive Vice President, Chief Technical Operations at Allogene Therapeutics, Inc. through February 2025, an allogeneic company for CAR-T cell therapy. Mr. Moore also served as COO of Instil Bio through December 2022, a TIL cell therapy company focused on solid tumors. Mr. Moore also served as the President and COO at PACT Pharma from October 2019 through September 2022. Prior to joining PACT, he served as Executive Vice President, Technical Operations at Kite, a Gilead Company, since March of 2016. During this time Mr. Moore was responsible for overseeing the process development, manufacturing, quality and supply chain for the launch of Yescarta®, one of the first CAR T therapies to be developed, manufactured and commercialized, as well as advancement of the Kite pipeline. In addition, Mr. Moore globally expanded biopharmaceutical operations to serve and support the US, EU, as well as key partners in Asia. Prior to Kite, Mr. Moore served as the Senior Vice President, Head of Global Technical Operations – Biologics of Genentech, Inc. and as a member of the Genentech Executive Committee since 2010. In this role, Mr. Moore oversaw global leadership for more than 7,500 professionals across 10 internal sites and over 37 contract manufacturing organizations, as well as global manufacturing and end-to-end quality supply performance of more than 20 biological product families. Prior to that, Mr. Moore was Genentech’s Senior Vice President, Global Supply Chain and Global Engineering from 2007 to 2010. Previously, Mr. Moore served as Vice President, Operations at ZLB Behring (formerly Aventis Behring). He is currently a member of ISPE, PDA and has been a part of the Executive Committee of BioPhorum and serves as a Board member for Cerus. Mr. Moore received a B.S. in Chemical Engineering from Tulsa University and a M.S. in Engineering Management from Northwestern University. The Board has determined that Mr. Moore is qualified to serve as a director because of his extensive experience with leading and executing large scale manufacturing operations in the biopharmaceutical industry.
Except as otherwise provided by law, each director shall hold office until either their successor is elected and qualified, or until he or she sooner dies, resigns, is removed or becomes disqualified. Officers serve at the discretion of the Board.

Board of Directors
Overview
Our Bylaws provide that the size of our Board is to be determined from time to time by resolution of the Board but shall consist of at least three members. Our Board currently consists of seven members. Mr. de Greef serves as Chairman of the Board and is the Company's Chief Executive Officer and Amy DuRoss serves as Lead Director of the Board.
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
Audit Committee. Our Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; and our compliance with related legal, regulatory, and ethical requirements. The Audit Committee oversees the appointment, termination, compensation, and services our independent registered public accounting firm, including conducting a review of its independence; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by our independent registered public accounting firm; reviewing and discussing with management and our independent registered public accounting firm the adequacy and effectiveness of our accounting and financial controls, including the Company’s policies and procedures to assess, monitor and manage business risk; discussing with management, our internal auditors and our independent registered public accounting firm our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation.
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
Compensation Committee. The purpose of the Compensation Committee is to provide guidance to management and to assist the Board in the discharge its fiduciary responsibilities relating to the compensation of executive officers, the organizational structure, succession, retention and training policies, review and oversight of compensation and benefit programs and any such other matters that directly impact the success of the Company’s human resources. Our

Compensation Committee is responsible for making recommendations to the Board regarding the compensation of our executive officers, and ensuring that the total compensation paid to the executive officers is reasonable and competitive, and does not promote excessive risk taking. In making its recommendation to the Board, the Compensation Committee considers the results of the most recent stockholder advisory vote on executive compensation. The Chief Executive Officer may not be present during voting or deliberation on his compensation. The Compensation Committee is also responsible for reviewing and making recommendations to the Board regarding non-employee director and committee member compensation. In addition, the Compensation Committee approves and has oversight over our bonus plans for executive officers and/or stock-based compensation plans and oversight of our overall compensation plans and benefit programs, including approval and oversight of grants.
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
Governance and Nominating Committee. Our Governance and Nominating Committee’s primary purpose is to assist the Board in fulfilling its responsibilities to determine the qualifications, qualities, skills and other expertise required to be a director of the Company, establish the process, criteria and procedures for identifying and recruiting Board candidates, evaluate candidates for membership on our Board and make recommendations to our Board regarding candidates, develop, maintain and implement sound corporate governance principles and practices, oversee the Board evaluation and carry out any other matters delegated by the Board. Our Governance and Nominating Committee is responsible for identifying and proposing director nominees; making recommendations with respect to the composition of our Board and its committees; providing guidance to our human resources, legal, and finance departments relating to director orientation programs; recommending corporate governance principles applicable to the Company; managing periodic review, discussion and evaluation of the performance of our Board, its committees and its members and oversee and monitoring compliance with our Code of Business Conduct and Ethics. The Governance and Nominating Committee has the authority to obtain independent advice and assistance from internal or external legal, accounting, and other advisors, at the Company’s expense.
All members of our Governance and Nominating Committee are independent directors under the applicable Nasdaq listing rules.
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
In carrying out its function to nominate candidates for election to our Board, the Governance and Nominating Committee considers the Board’s mix of skills, experience, character, commitment and diversity, with diversity being broadly construed to mean a variety of opinions, perspectives and backgrounds, such as gender, race and ethnicity differences, as well as other differentiating characteristics, all in the context of the requirements and needs of our Board at that point in time. In reviewing potential candidates, the Governance and Nominating Committee will also consider all relationships between any proposed nominee and any of our stockholders, competitors, customers, suppliers or other persons with a relationship to the Company. The Governance and Nominating Committee believes that each candidate should be an individual who has demonstrated exceptional ability and judgment, who are willing and able to make a sufficient time commitment to the Company, and who shall be most effective, in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the stockholders.

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
Accordingly, the Board has adopted a Code of Business Conduct and Ethics for all employees. The Board has adopted an additional corporate code of ethics for its Chief Executive Officer, Chief Financial Officer, and other senior financial officers, which is intended to be a “code of ethics” as defined by applicable SEC rules. The Code of Business Conduct and Ethics is publicly available on our website at http://investors.biolifesolutions.com/corporate-governance. The Code of Business Conduct and Ethics is designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations. These codes also incorporate what we expect from our executives so as to enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. Any amendment made to, or waiver from, any provision of these codes that applies to our Chief Executive Officer, Chief Financial Officer, and other senior financial officers and that relates to the elements of Item 406(b) of Regulation S-K will be available on our website promptly following the date of such amendment or waiver.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended December 31, 2025, the Company believes that all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis during the year ended December 31, 2025, except those listed below:
•January 8, 2025: Section 16(a) filing filed late by Roderick de Greef reflecting one late Form 4 reporting one transaction.
•March 20, 2025: Section 16(a) filing filed late by Amy DuRoss reporting one late Form 4 reflecting one transaction.
•August 21, 2025: Section 16(a) filing filed late by Casdin Partners Master Fund, L.P., reporting one late Form 4 reflecting one transaction.
•December 17, 2025: Section 16(a) filing filed late by Sarah Aebersold, Todd Berard, Karen Foster, Aby J. Mathew, and Troy Wichterman. Each filed one late Form 4 reporting one transaction, with the exception of Sarah Aebersold, who reported two transactions.
Insider Trading Policy
We have adopted a formal insider trading policy that governs the purchase, sale, and/or disposition of our securities, as well as the securities of other companies with whom we have a business relationship, by directors, officers, employees, and consultants that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy was filed as Exhibit 19.1 to this Amendment No. 1. This policy has been designed to prevent insider trading or even allegations of insider trading.
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
Respectfully submitted by the Compensation Committee:
Amy DuRoss, Chairperson
Rachel Ellingson
Tony Hunt
Timothy Moore
Compensation discussion and analysis
Our compensation discussion and analysis (“CD&A”) describes our executive-compensation philosophy and program as reported in the executive compensation tables that follow, which provide information relating primarily to compensation decisions for the following 2025 named executive officers (“NEOs”) of the Company:

Name	Position with the Company
Roderick de Greef	Chief Executive Officer and Chairman of the Board
Troy Wichterman	Chief Financial Officer
Aby J. Mathew	Chief Scientific Officer and Executive Vice President
Todd Berard	Chief Commercial Officer
Sean Werner	Chief Technology Officer
2025 year in review

For the fiscal year ended December 31, 2025, we delivered strong revenue growth in our proprietary biopreservation media franchise and cell processing tools and continued our transition to a bioproduction products and services company focused on servicing the cell and gene therapy market. We were able to accomplish an additional divestiture of our historical cold chain logistics business, SAVSU Technologies, LLC ("SAVSU"). This allowed us to further establish a streamlined cost structure, scale our core business, and realize operating leverage within our business model. The acquisition of PanTHERA CryoSolutions, Inc. ("PanTHERA") also created new opportunities to develop new biopreservation media technologies and continue to optimize our long-term value to our customers and shareholders. Among our accomplishments in the year ended December 31, 2025 were the following:

Revenue and other financial metric performance

•Revenue increased to $96.2 million, an overall gain of 29% year -over-year, compared to revenue of $74.6 million in 2024.
•Positive adjusted EBITDA of $25.0 million, or 26% as a percentage of revenue (adjusted EBITDA is a non-GAAP metric; please see the Non-GAAP metric reconciliation table section below for a reconciliation of adjusted EBITDA to its most directly comparable GAAP financial measure)(1).

Business highlights
•Acquisition of PanTHERA in April 2025 for approximately $11.5 million in cash and $4.5 million in stock consideration.
•Divestiture of SAVSU (October 2025), which provided approximately $23.3 million in cash during the year ended December 31, 2025.

In summary, we met our objectives set forth in the prior year to streamline our business to strengthen our proprietary technologies that we believe create the greatest value to our customers and shareholders. We are keenly focused on continuing this progress and strengthening our current product portfolio and market exposure for the best interest of the Company and our shareholders.
(1) The Adjusted EBITDA result seen above differs from the Adjusted EBITDA metric calculated for the purposes of the performance goals used in NEO incentive compensation only by the inclusion of bonus expenses incurred during the year. The Adjusted EBITDA metric for the purposes of the performance goals used in NEO incentive compensation excludes bonus expenses and is only utilized for the calculation of the achievement of NEOs bonuses.
Compensation philosophy
The Company’s compensation philosophy is to provide compensation that will attract and retain high-performing talent in our industry, motivate the Company’s executive officers to create long-term, enhanced shareholder value and provide a fair reward for executive effort, and stimulate professional and personal growth. The Company believes that the compensation of its executive officers should align the executive officers’ interests with those of the shareholders and focus executive officer behavior to achieve both near-term corporate goals and long-term business strategies.
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
•Equity incentive compensation, including market-based equity awards (i.e. equity awards linked to our stock price performance), to ensure that its executive officers are motivated over the long-term to respond to the Company’s business challenges and opportunities as owners and not just as employees, thereby aligning the executive officers’ interests with those of shareholders.
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
Board and Compensation Committee consideration of shareholder advisory votes on compensation
In evaluating our executive compensation programs for the fiscal year ended December 31, 2025, the Compensation Committee considered the shareholder advisory vote on our named executive officer compensation (the “say-on-pay vote”), for the fiscal year ended December 31, 2024, which was approved by approximately 87% of the votes cast. We did not make any changes to our named executive officer program in direct response to this vote.
The Compensation Committee determined that the structure of our executive compensation policies continues to be appropriately aligned to the achievement of Company goals and objectives and the best interests of shareholders. We believe that our historical compensation program enhancements, as well as transparency in our CD&A disclosure, have resulted in a compensation program that best serves our Company, our executives, and our shareholders. The Compensation Committee values and continues to consider shareholder input and feedback, including the results of say-on-pay votes, on our compensation program structure. We currently hold a say-on-pay vote annually.
Compensation evaluation process
The Company’s executive officer compensation consists of three primary components: base salary, annual cash incentive compensation, and equity incentive compensation. Each of these components is intended to complement the others, and taken together, to satisfy the Company’s compensation objectives. The Compensation Committee considers a number of factors in setting compensation for its executive officers, including Company performance, the executive’s functional performance, experience and responsibilities, and the compensation of executive officers in similar positions in our peer group of companies. Rather than applying a formulaic weighting to these factors, we evaluate them holistically, which enables us to exercise informed judgment and appropriately weigh considerations that may vary in significance from year to year as the Company’s business evolves.
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
Role of compensation consultant
In establishing compensation levels for each executive officer, the Compensation Committee has the authority to engage the services of outside experts. For analysis of the fiscal year ended December 31, 2025 executive compensation structure, the Compensation Committee retained Frederic W. Cook & Co, Inc. ("FW Cook"), an independent compensation consulting firm, to assist the Compensation Committee with the competitiveness and effectiveness of the Company’s executive compensation programs. In addition, our finance and human resources departments support the Compensation Committee and act in accordance with the direction given to them to administer our compensation programs.
The Compensation Committee has assessed any potential conflicts of interest raised by the work of FW Cook, our compensation consultant, pursuant to applicable SEC rules and Nasdaq listing rules and has determined that no such conflict of interest exists.
In January 2025 the Compensation Committee held meetings with management to review the reports prepared by FW Cook to:
•Review our compensation objectives
•Review the actual compensation of our executive officers for consistency with our objectives
•Analyze trends in executive compensation
•Assess our variable cash compensation structure, as well as incentive plan components and mechanics, to ensure an appropriate correlation between pay and performance with resulting compensation opportunities that balance returns to the Company and its shareholders
•Assess our equity-based awards programs against our objectives of executive incentive, retention, and alignment with shareholder interests
•Review our peer group and consider appropriate changes related to the realignment of our business
•Benchmark our executive cash compensation and equity-based awards programs, and assess our pay versus performance against our peer group
•Review recommendations for fiscal year 2025 compensation for appropriateness relative to our compensation objectives
Use of peer group to benchmark compensation
In January 2025, FW Cook provided the Compensation Committee with an analysis of base salary, target bonus, target total cash, long-term incentive value and design, and target total compensation for executives, and cash and equity compensation for non-employee directors, of comparable companies in the bioprocessing, life sciences, and biotechnology industries. In performing this analysis, FW Cook recommended and we used a peer group of 15 bioprocessing, life sciences, and biotechnology companies described below. As necessary, we reevaluate our peer group in light of developments in the market and our industry. As a result of this review, the Compensation Committee determined to remove five companies from the peer group total (two of which were acquired by other companies), while adding three companies compared to the prior peer group. The companies included in the peer group had approximate revenues ranging from 150% to 700% of our revenue for the most recent year ended, which was December 31, 2024.

The peer group used in the report presented for consideration of 2025 compensation decisions and approved by the Compensation Committee consisted of the following companies:

AORT	Artivion	GKOS	Glaukos	QTRX	Quanterix
ATRI	Atrion Corporation	IRTC	iRhythm	SILK	Silk Road Medical, Inc.
AZTA	Azenta	MRVI	Maravai LifeSciences	STAA	STAAR Surgical Company
CYRX	Cryoport	MLAB	Mesa Laboratories, Inc.	UFPT	UFP Technologies
CTKB	Cytek Biosciences	NVRO	NEVRO Corporation	VCYT	Veracyte, Inc.
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
Annual review of long-term incentives
The Compensation Committee believes that equity incentives in the form of restricted stock unit awards, subject to vesting over time or upon achievement of performance or market-based objectives, are effective vehicles to align individual and team performance with the achievement of the Company’s strategic and financial goals over time, retain our NEOs, and align the interests of our NEOs with those of our shareholders.
In March 2025, the Compensation Committee recommended and the Board approved the grant to the NEOs of service vesting-based restricted stock unit awards which vest over a four-year period, and market-based restricted stock unit awards which contain a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock unit awards will vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2025 through December 31, 2026 as compared to the total shareholder return of our 15 company peer group disclosed above. The size of these grants is based on target long-term incentive levels for each of the NEOs.

Executive compensation

Base salary

Base salary represents the fixed portion of an executive officer’s compensation and is intended to provide compensation for day-to-day performance. The Compensation Committee believes that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. Each executive officer’s base salary is initially determined upon hire or promotion based on the executive officer’s responsibilities, prior experience, individual compensation history and salary levels of other executives within the Company and similarly situated executives within our peer group. Base salary is typically reviewed annually. The Compensation Committee believes that the base salaries paid to our executive officers during the fiscal year ended December 31, 2025 achieved the Company’s compensation objectives. Base salaries for the NEOs for 2025 and 2024 are as follows:

Name	2025 Base Salary ($) (1)	2024 Base Salary ($) (1)	Base Salary Increase in 2025 vs 2024 (%)
Roderick de Greef	763,000	744,450	2
Troy Wichterman	505,000	472,000	7
Aby J. Mathew	460,000	435,000	6
Sean Werner	440,000	350,000	26
Todd Berard	443,000	370,000	20
(1) These base salary increases were based on each NEO’s performance, qualifications, experience, responsibilities, and FW Cook’s survey of the publicly disclosed compensation for similar positions at companies in the peer group.
Annual cash incentive compensation (short-term incentive) plan
In 2025, as in prior years, executives were eligible for bonuses, as approved by the Compensation Committee and the Board, with pre-established goals and weightings, which was designed to reward achievements based upon quantitative and qualitative Company performance (the “Company Objectives”), and to incentivize and reward NEOs for achieving performance goals that drive Company performance, align pay and performance, and support the long-term growth of the Company.
All NEO incentive payouts are calculated based solely on Company Objectives to closely align compensation with the Company’s performance. The Compensation Committee determines each NEO’s annual cash incentive compensation after the end of each fiscal year, which is calculated as a percentage of the executive officer’s target annual cash incentive compensation (“Target Award”). The Compensation Committee establishes each NEOs Target Award at a level that represents a meaningful portion of each NEO's cash compensation. In addition, the Compensation Committee sets thresholds, target, and maximum performance goals, and related payout levels, considering annual cash incentive compensation levels for comparable positions within our peer group and our own historical practices. An NEO could earn between 0% and 118% of the NEOs Target Award for achievement of Company Objectives, dependent upon the level of achieved performance.
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
Summary of 2025 performance measure and goals
The Compensation Committee may, at its discretion, elect to adjust bonuses or not to pay bonuses at all. A Target Award and the weight assigned to Company Objectives are determined based upon competitive market data derived from our peer group. The final incentive payout is determined based on the achievement of Company Objectives defined for each organizational level and position and the Target Award.
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
For the 2025 Plan, the Compensation Committee set the following Company Objectives and related payout levels:

Company Objective	Percentage of Executive Bonus Payout
Revenue target	30%
Adjusted EBITDA margin target	30%
Filing Annual Report with no material weaknesses target	20%
NetSuite MRP module target	20%
Total	100%
•Revenue (30%): For 2025, the revenue target was set at $90 million, which if achieved, would result in a payout of 30% of each NEOs Target Award. If the Company achieved revenues of $93 million, a 30% increase of payout would result and each NEOs Target Award would be paid at 39% with respect to the revenue metric. If achieved performance was below $90 million but at or above $87 million, a 30% reduction of payout would result and each NEOs Target Award would be paid at 21% with respect to the revenue metric. If achieved performance was below $87 million, then no payout would be made to the NEOs with respect to the revenue metric. Linear interpolation is used for achievement between threshold and target, and target and maximum.
•Adjusted EBITDA Margin(1) (30%): For 2025, the adjusted EBITDA target was set at 24% of revenues, which if achieved, would result in a payout of 30% of each NEOs Target Award with respect to the adjusted EBITDA metric. If the Company achieved adjusted EBITDA of 27% of revenues, a 30% increase of payout would result and each NEOs Target Award would be paid at 39% with respect to the adjusted EBITDA metric. If achieved performance was below 24% of revenues but at or above 21% of revenues, a 30% reduction of payout would result and each NEOs Target Award would be paid at 21% with respect to the adjusted EBITDA metric. If achieved performance was below 21% of revenues, then no payout would be made to the NEOs with respect to the adjusted EBITDA metric. Linear interpolation is used for achievement between threshold and target, and target and maximum.
•Filing Annual Report with no material weaknesses (20%): In 2025, the objective to file the 2025 Annual Report, and incur no material weaknesses during the year, would result in a payout of 20% of each NEOs Target Award. If any new material weaknesses were assessed for the 2025 period, no payout would be made to the NEOs with respect to the payout of this Company Objective.
•Implementation of NetSuite MRP module on Media (20%): In 2025, the objective to implement the NetSuite MRP module would result in a payout of 20% of each NEOs Target Award. If the NetSuite MRP module was not successfully implemented during the 2025 period, no payout would be made to the NEOs with respect to the implementation of the NetSuite MRP module metric.
(1) Adjusted EBITDA is a non-GAAP metric. Adjusted EBITDA margin is our adjusted EBITDA result as a percentage of GAAP revenues. A reconciliation of this metric is provided below.
Non-GAAP metric reconciliation table
Our Target Awards include the calculation of a non-GAAP financial measure which we believe provides useful information for evaluating business performance. When analyzing the Company's operating results, investors should not consider non-GAAP measures as substitutes for the comparable financial measures prepared in accordance with GAAP.

Adjusted EBITDA reconciliation

December 31,
2025
GAAP Net loss from continuing operations	$(12,130)
Total bonus excluded from Net loss for performance measure(1)	3,160
Net loss from continuing operations before bonus amounts	$(8,970)

ADJUSTMENTS:
Interest (income) expense, net	(2,706)
Accretion of available-for-sale investments	(769)
Income tax expense	49
Depreciation	849
Intangible asset amortization	1,307
EBITDA	$(10,240)

OTHER ADJUSTMENTS:
Share-based compensation (non-cash)	21,272
Acquisition and divestiture costs	1,904
Severance costs	732
IPR&D expense	15,521
Loss on disposal of assets	1
Other income	(1,046)
ADJUSTED EBITDA	$28,144
% of Revenue	29%
(1) Adjusted EBITDA excluded bonuses from GAAP operating expenses to determine target award percentage.
Individual annual cash incentive targets
For the fiscal year ended December 31, 2025, the Company established a Target Award for each NEO tied to Company Objectives, which are set forth below:

Name	Target Award as % of Salary for the Fiscal Year Ended December 31, 2025	Portion Tied to Company Objectives (%)
Roderick de Greef	100	100
Troy Wichterman	60	100
Aby J. Mathew	50	100
Sean Werner	50	100
Todd Berard	55	100
The Compensation Committee recommended and the Board approved 5% increases to annual cash incentive targets for the NEOs other than the CEO and CFO, based on each executive’s individual performance, responsibilities, and competitive positioning relative to comparable roles at our peer group companies as analyzed by FW Cook.

Performance against 2025 company objectives
The following table summarizes the performance of the Company against the Company Objectives for the fiscal year ended December 31, 2025:

Company Objectives for the Fiscal Year Ended December 31, 2025
Revenue target	Revenues of $96 million met maximum payout of 39%
Adjusted EBITDA margin target	Adjusted EBITDA margin of 29% of total revenues met maximum payout of 39%
No material weaknesses in Annual Report	The Company successfully filed the 2025 Annual Report with no material weaknesses.
Implementation of NetSuite MRP module	The Company did not fully implement the NetSuite MRP module during 2025, resulting in 0% payout of this objective.
The Compensation Committee reviewed our achievement of the Company Objectives and determined that the Company achieved the Company Objectives at 98% of target levels. The Compensation Committee made this determination in consideration of revenues of $96 million, adjusted EBITDA, less executive bonus, of 29% of revenue, and filing the 2025 Annual Report without any material weaknesses.
Annual bonus incentive payments under the plan
The table below shows the annual bonus incentive payments made to our NEOs under the Plan for the fiscal year ended December 31, 2025:

Name(1)	Target Award as % of Salary for the Fiscal Year Ended December 31, 2025	2025 Company Objectives Results (%)	2025 Bonus Payout ($)	2025 Overall Achievement % of Base Salary
Roderick de Greef	100	98	747,740	98
Troy Wichterman	60	98	296,940	59
Aby J. Mathew	50	98	225,400	49
Sean Werner	50	98	215,600	49
Todd Berard	55	98	238,777	54
Equity incentive compensation
The Compensation Committee believes that equity incentives in the form of service vesting-based restricted stock unit awards and market-based restricted stock unit awards are effective instruments for long-term compensation. Equity incentives align individual and team performance with the achievement of the Company’s strategic and financial goals, long-term value creation, and shareholders’ interests. Restricted stock unit awards are impacted by all stock price changes, so the value to the executive officers is affected by both increases and decreases in stock price from the market price at the date of grant.
For the fiscal year ended December 31, 2025, the Compensation Committee considered a number of factors in determining what, if any, equity incentive compensation to recommend that the Board grant to the executive officers, including:
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

The target split of the annual long-term equity incentive compensation awards made to our NEOs, based upon dollar value of the covered shares, is 50% market-based, and 50% service vesting-based restricted stock unit awards. We granted our NEOs these equity incentive instruments in 2025, 2024, and 2023 and we anticipate that we will continue to include these grants as part of our long-term incentive compensation program going forward for the reasons noted above.
In March 2025, the Compensation Committee and the Board granted the following annual long-term incentive compensation awards to each of the NEOs of the Company. These awards are split based upon dollar value between service vesting-based restricted stock unit awards (50%) and target market-based restricted stock unit awards (50%) for all NEOs.

Name	Service-vesting awards (#)	Target Market-based awards (#)
Roderick de Greef	112,835	112,835
Troy Wichterman	38,102	38,102
Aby J. Mathew	22,919	22,919
Sean Werner	22,919	22,919
Todd Berard	19,099	19,099
Service vesting-based equity awards granted in 2025 will vest one-quarter of the awards in one year with the remainder vesting quarterly over three years. Market-based restricted stock unit awards contain a market condition based on TSR. The TSR market condition measures the Company’s performance against a peer group. The market-based restricted stock unit awards will vest as to between 0% and 200% of the number of restricted stock units granted to each recipient based on our total shareholder return during the period beginning on January 1, 2025 through December 31, 2026 as compared to the total shareholder return of our 15 company peer group disclosed above. Vesting occurs shortly following the performance period. Specifically, the market-based awards are earned at 200%, 150%, 125%, 100%, 50%, and 25% of target at the 80th, 70th, 60th, 50th, 40th, and 30th percentiles, respectively. Payout is capped at 200% and there is no payout if the Company’s TSR is below the 30th percentile. Linear interpolation is used for achievement between the foregoing performance levels.
In May 2025, the Compensation Committee and the Board granted Mr. Mathew 45,269 unvested service-based RSUs, which will vest four years from the grant date. This one-time award was granted as a retention bonus to Mr. Mathew in recognition of his continued contributions to the proprietary technology supporting the Company's business.
2024 performance- and market-based stock units
As disclosed in our proxy statement filed in 2025, in 2024 the Compensation Committee and the Board granted to the NEOs market-based restricted stock unit awards which contained a market condition based on TSR. The TSR market condition measured the Company’s performance against a peer group. The awards were eligible to vest as to between 0% and 200% of the target number of shares covered by the awards based on our total shareholder return during the period beginning on January 1, 2024 through December 31, 2025 as compared to the total shareholder return of our 20 company peer group disclosed in the Company’s proxy statement filed in 2025. In early 2026, the Compensation Committee and the Board determined that the Company’s TSR performance for the performance period was at the approximately 71st percentile, corresponding to a payout of approximately 156% of the targeted shares of the 2024 awards. As disclosed in our proxy statement filed in 2025, in 2024 the Compensation Committee and the Board granted Mr. de Greef a performance-based award that contained performance conditions related to adjusted EBITDA margin. In early 2026, the Compensation Committee and the Board determined that based on adjusted EBITDA margin of 29% (exclusive of bonus), as described above, and the awards vested at 200% of target.
2023 market-based stock units
In January 2023, the Compensation Committee granted to the NEOs market-based restricted stock awards which contained a market condition based on TSR. The TSR market condition measured the Company’s performance against a peer group. The market-based restricted stock awards were eligible to vest as to between 0% and 200% of the number of restricted shares granted to each recipient based on our total shareholder return during the period beginning on January 1, 2023 through December 31, 2024 as compared to the total shareholder return of our 20 company peer group disclosed in the Company’s proxy statement filed in 2024. In early 2025, the Compensation Committee determined that the Company’s

TSR performance for fiscal 2023 through fiscal 2024 was at the 75th percentile, corresponding to a payout of 175% of the targeted shares of the 2023 TSRs.
We typically grant equity awards, including, if any, stock options, during the Compensation Committee’s and the Board’s regularly scheduled meetings early in the fiscal year. However, the timing of this approval may be changed in the event of extraordinary circumstances, including in connection with mid-year promotions and new hires. We do not take material nonpublic information into account when determining the timing and terms of equity awards, including options. We do not time the release of material nonpublic information to affect the value of executive compensation.
Other compensation
All full-time employees, including the NEOs, are eligible to participate in the health benefits programs, including medical, dental and vision care coverage, disability and life insurance and the Company’s 401(k) plan. Under the 401(k) plan, the Company matches 100% of the first 4% of eligible compensation contributed by employees. Additionally, the Company reimburses the Chief Executive Officer for travel expenses and additional tax gross up payments to cover travel costs between the corporate headquarters and their personal residence.
Termination and change of control provisions
We have entered into agreements with our NEOs that provide certain benefits if employment is terminated under certain circumstances, including under certain circumstances in connection with a change of control. We believe that these protections serve our retention objectives by permitting our NEOs to maintain continued focus and dedication to their responsibilities in order to maximize shareholder value, including in the event of a transaction that could result in a change of control of the Company. We believe that these protections promote the stability, continuity, and impartiality of our executives in a change of control situation.
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
Executive compensation tables
Summary compensation table
The following table summarizes the compensation earned during the fiscal years ended December 31, 2025, 2024, and 2023 by the NEOs, as such officers are determined in accordance with Regulation S-K.

Name and Principal Positions (a)	Year (b)	Salary ($) (c)(1)		Bonus ($) (d)		Stock Awards ($) (e)(2)		Non-Equity Incentive Plan Compensation ($) (f)(3)		All Other Compensation ($) (g)		Total ($) (h)

Roderick de Greef	2025	763,000		—		8,890,551	(4)	747,740	(5)	68,066	(6)	10,469,357
Chief Executive Officer and	2024	744,450		—		5,571,874		655,116		74,765		7,046,205
Chairman of the Board	2023	198,890	(7)	62,740	(8)	4,588,883		—		466,285		5,316,798

Troy Wichterman	2025	505,000		—		2,456,055	(9)	296,940	(10)	14,000	(11)	3,271,995
Chief Financial Officer	2024	472,000		—		1,820,443		249,216		12,348		2,554,007
	2023	472,000		—		1,212,021		—		13,200		1,697,221

Aby J. Mathew	2025	460,000		—		2,487,763	(12)	225,400	(13)	14,000	(14)	3,187,163
Executive Vice President and	2024	435,000		—		1,111,511		172,260		14,723		1,733,494
Chief Scientific Officer	2023	435,000		—		897,488		—		13,200		1,345,688

Sean Werner - Chief Technology Officer	2025	440,000		—		1,477,359	(15)	215,600	(16)	14,000	(17)	2,146,959

Todd Berard	2025	443,000		—		1,231,122	(18)	238,777	(19)	14,000	(20)	1,926,899
Chief Commercial Officer	2024	336,373	(21)	—		630,860		148,004		12,258		1,127,495
________________________
(1)Reflects base salary earned in each applicable period.
(2)Represents the aggregate grant date fair value of stock awards measured in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in the valuation are consistent with the valuation methodologies specified in the notes to our consolidated financial statements included in our 2025 Annual Report. The fair value of the market-based stock awards is estimated at the date of grant using the Monte Carlo Simulation model.
(3)Represents the NEOs Cash Incentive Plan payouts, which are based on the performance of the Company relative to predetermined financial goals (Company Objectives) that closely align compensation with the Company’s performance. The threshold, target, and maximum payout amounts for each NEOs Cash Incentive Plan payout opportunity for 2025 are shown in the table entitled Grants of Plan-Based Awards table below.
(4)Represents fair value of 112,835 service vesting-based restricted stock units and 112,835 market-based restricted stock units granted on March 18, 2025. The service vesting-based award granted March 18, 2025 will vest 1/4 of the units on March 18, 2026 with the remainder vesting quarterly over 3 years. The market-based awards will vest as to between 0% and 200% of the number of units granted to each recipient based on our total shareholder return during the period beginning on January 1, 2025 through December 31, 2026 as compared to the total shareholder return of our 15 company peer group. Additionally represents the incremental accounting charge associated with the modification of the performance-based award granted on March 8, 2024, which was subject to vesting between 0% (0 shares) and 200% (219,024 shares) based on the achievement of the adjusted EBITDA margin metric through December 31, 2025. Following the divestiture of the Company’s interests in SciSafe, the Compensation Committee and the Board adjusted the EBITDA margin goal applicable to the award to eliminate the impact of the divestiture, which was not contemplated when the goal was originally established. The adjusted EBITDA margin goal at the threshold, target and maximum levels of achievement were reduced from 24%, 27%, and 30% to 21%, 24%, and 27%, respectively.
(5)Non-equity incentive cash bonus earned in 2025. The non-equity incentive bonus earned is determined based on achieving Company Objectives set by the Compensation Committee.
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
(9)Represents fair value of 38,102 service vesting-based restricted stock units and 38,102 market-based restricted stock units granted on March 18, 2025. The service vesting-based award granted March 18, 2025 will vest 1/4 of the units on March 18, 2026 with the remainder vesting quarterly over 3 years. The market-based awards will vest as to between 0% and 200% of the number of units granted to each recipient based on our total shareholder return during the period beginning on January 1, 2025 through December 31, 2026 as compared to the total shareholder return of our 15 company peer group.
(10)Non-equity incentive cash bonus earned in 2025. The non-equity incentive bonus earned is determined based on achieving Company Objectives set by the Compensation Committee.
(11)This amount represents the match paid by the Company on behalf of such individual into the Company 401(k) plan on 100% of the first 4% of eligible compensation contributed by such individual during the fiscal year 2025.
(12)Represents fair value of 22,919 service vesting-based restricted stock units and 22,919 market-based restricted stock units granted on March 18, 2025. Also represents an additional 45,269 service vesting-based restricted stock units granted on May 29, 2025. The service vesting-based award granted March 18, 2025 will vest 1/4 of the units on March 18, 2026 with the remainder vesting quarterly over 3 years. The service vesting-based award granted May 29, 2025 will all vest 4 years after the grant date. The market-based awards will vest as to between 0% and 200% of the number of units granted to each recipient based on our total shareholder return during the period beginning on January 1, 2025 through December 31, 2026 as compared to the total shareholder return of our 15 company peer group.
(13)Non-equity incentive cash bonus earned in 2025. The non-equity incentive bonus earned is determined based on achieving Company Objectives set by the Compensation Committee.
(14)This amount represents the match paid by the Company on behalf of such individual into the Company 401(k) plan on 100% of the first 4% of eligible compensation contributed by such individual during the fiscal year 2025.
(15)Represents fair value of 22,919 service vesting-based restricted stock units and 22,919 market-based restricted stock units granted on March 18, 2025. The service vesting-based award granted March 18, 2025 will vest 1/4 of the units on March 18, 2026 with the remainder vesting quarterly over 3 years. The market-based awards will vest as to between 0% and 200% of the number of units granted to each recipient based on our total shareholder return during the period beginning on January 1, 2025 through December 31, 2026 as compared to the total shareholder return of our 15 company peer group.
(16)Non-equity incentive cash bonus earned in 2025. The non-equity incentive bonus earned is determined based on achieving Company Objectives set by the Compensation Committee.
(17)This amount represents the match paid by the Company on behalf of such individual into the Company 401(k) plan on 100% of the first 4% of eligible compensation contributed by such individual during the fiscal year 2025.
(18)Represents fair value of 19,099 service vesting-based restricted stock units and 19,099 market-based restricted stock units granted on March 18, 2025. The service vesting-based award granted March 18, 2025 will vest 1/4 of the units on March 18, 2026 with the remainder vesting quarterly over 3 years. The market-based awards will vest as to between 0% and 200% of the number of units granted to each recipient based on our total shareholder return during the period beginning on January 1, 2025 through December 31, 2026 as compared to the total shareholder return of our 15 company peer group.
(19)Non-equity incentive cash bonus earned in 2025. The non-equity incentive bonus earned is determined based on achieving Company Objectives set by the Compensation Committee.
(20)This amount represents the match paid by the Company on behalf of such individual into the Company 401(k) plan on 100% of the first 4% of eligible compensation contributed by such individual during the fiscal year 2025.
(21)The base salary presented here reflects a prorated value for Mr. Berard's salary increase that occurred on November 18, 2024. His salary increased from $332,000 to $370,000 as of that date.

2025 Grants of plan-based awards
The following table sets forth certain information regarding each grant of plan-based awards made to a NEO in the last completed fiscal year under any plan, including awards that subsequently have been forfeited.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of	Grant Date Fair Value of
Name (a)	Award Type	Grant Date (b)	Threshold ($) (c) (1)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (c) (2)	Target (#) (d)	Maximum (#) (e)	Shares of Stock or Units (#) (e)	Stock Awards ($) (f) (3)

Roderick de Greef	Cash incentive	-	152,600	763,000	900,340	—	—	—	—	—
Roderick de Greef	Modified performance-based RSUs	3/18/2025				—	—	—	—	1,617,206
Roderick de Greef	Market-based RSUs	3/18/2025				28,209	112,835	225,670	—	4,415,234
Roderick de Greef	Service-vesting RSUs	3/18/2025				—	—	—	112,835	2,858,111
Troy Wichterman	Cash incentive	-	60,600	303,000	357,540	—	—	—	—	—
Troy Wichterman	Market-based RSUs	3/18/2025				9,526	38,102	76,204	—	1,490,931
Troy Wichterman	Service-vesting RSUs	3/18/2025				—	—	—	38,102	965,124
Aby J. Mathew	Cash incentive	-	46,000	230,000	271,400	—	—	—	—	—
Aby J. Mathew	Market-based RSUs	3/18/2025				5,730	22,919	45,838	—	896,820
Aby J. Mathew	Service-vesting RSUs	3/18/2025				—	—	—	22,919	580,538
Aby J. Mathew	Service-vesting RSUs	5/29/2025				—	—	—	45,269	1,010,404
Sean Werner	Cash incentive	-	44,000	220,000	259,600	—	—	—	—	—
Sean Werner	Market-based RSUs	3/18/2025				5,730	22,919	45,838	—	896,820
Sean Werner	Service-vesting RSUs	3/18/2025				—	—	—	22,919	580,538
Todd Berard	Cash incentive	-	48,730	243,650	287,507	—	—	—	—	—
Todd Berard	Market-based RSUs	3/18/2025				4,775	19,099	38,198	—	747,344
Todd Berard	Service-vesting RSUs	3/18/2025				—	—	—	19,099	483,778
(1) The threshold achievement of the NEOs non-equity incentive plan awards is defined as the lowest possible amount an NEO could achieve should at least one of the Company objectives be achieved during the year. The lowest percentage achievement for the 2025 Company Objectives is 20% of the NEOs salary eligible for the non-equity incentive plan award as defined within the Individual annual cash incentive targets table above.

(2) The threshold achievement of the NEOs equity incentive plan awards is defined as the lowest possible amount of shares an NEO could achieve should the Company achieve the lowest percentile of TSR set forth by the Board. For 2025, the threshold TSR achievement to earn is the 30th percentile, translating to 25% of target shares awarded.
(3) Represents the aggregate grant date fair value of restricted stock units measured in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in the valuation are consistent with the valuation methodologies specified in the notes to our consolidated financial statements included in our 2025 Annual Report. The fair value of the market-based restricted stock unit awards is estimated at the date of grant using the Monte Carlo Simulation model. For Mr. de Greef, also represents the incremental accounting charge associated with the amendment to the performance-based restricted stock units described in the Summary Compensation Table.
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
Outstanding equity awards at December 31, 2025
The following table sets forth certain information regarding the outstanding stock awards held by the NEOs at December 31, 2025. Awards were made under both the 2013 Performance Incentive Plan (the "2013 Plan) and 2023 Omnibus Performance Incentive Plan (the "2023 Plan"). For the outstanding stock option grants and stock awards described below, vesting is conditioned on the NEO remaining in service to the Company through the applicable vesting date. Such awards may also be subject to accelerated vesting as described in “Potential Payments Upon Termination or Change in Control.”

	STOCK AWARDS
Name (a)	Grant Date (b)	Number of shares or units of stock that have not vested (#) (c)		Market value of shares or units of stock that have not vested (1) ($) (d)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (e)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)(f)
Roderick de Greef	10/19/2023	197,428	(2)	4,773,809	—		—
Roderick de Greef	3/8/2024	—		—	389,315	(3)	9,413,637
Roderick de Greef	3/18/2025	112,835	(4)	2,728,350	112,835	(5)	2,728,350

Troy Wichterman	2/24/2022	1,461	(6)	35,327	—		—
Troy Wichterman	1/3/2023	10,718	(7)	259,161	—		—
Troy Wichterman	3/8/2024	23,465	(8)	567,384	64,866	(9)	1,568,460
Troy Wichterman	3/18/2025	38,102	(10)	921,306	38,102	(11)	921,306

Aby J. Mathew	2/24/2022	1,315	(12)	31,797	—		—
Aby J. Mathew	1/3/2023	6,544	(13)	158,234	—		—
Aby J. Mathew	3/8/2024	14,327	(14)	346,427	39,605	(15)	957,649
Aby J. Mathew	3/18/2025	22,919	(16)	554,181	22,919	(17)	554,181
Aby J. Mathew	5/29/2025	45,269	(18)	1,094,604	—		—

Sean Werner	2/24/2022	366	(19)	8,850	—		—
Sean Werner	7/17/2024	10,312	(20)	249,344	—		—
Sean Werner	3/18/2025	22,919	(21)	554,181	22,919	(22)	554,181

Todd Berard	2/24/2022	877	(23)	21,206	—		—
Todd Berard	1/3/2023	3,715	(24)	89,829	—		—
Todd Berard	3/8/2024	8,132	(25)	196,632	22,479	(26)	543,542
Todd Berard	3/18/2025	19,099	(27)	461,814	19,099	(28)	461,814
(1)The dollar amounts shown in columns (d) and (f) are determined by multiplying the number of shares or units shown in column (c) or (e), as applicable, by $24.18, the closing price of our common stock on December 31, 2025.
(2)Subject to the terms of the award agreement, the remaining 197,428 service vesting-based RSUs are scheduled to vest in 2 equal annual increments provided that Mr. de Greef continues to be employed with BioLife through the vesting dates.
(3)The actual number of 170,291 market-based RSUs achieved is shown for Mr. de Greef's market-based award, in addition to the actual number of 219,024 performance-based RSUs achieved for Mr. de Greef's performance-based award. Approximately 156% of the target number of market-based RSUs vested based on our TSR performance at the 71st percentile for the two-year performance period of January 1, 2024 and December 31, 2025 compared to our 20 company peer group. For Mr. de Greef's performance-based award, 200% of the target number of performance-based RSUs vested based on the Company's achievement of certain financial metrics.

(4)Subject to the terms of the award agreement, ¼ of the 112,835 unvested service vesting-based RSUs subject to this award will vest one year from the grant date, March 18, 2025 and, thereafter, will vest in 12 equal quarterly increments, provided that Mr. de Greef continues to be employed with BioLife through the vesting dates.
(5)The target number of 112,835 market-based RSUs is shown. Between 0% and 200% of the target number of market-based RSUs vest based on our TSR compared to our 15 company peer group over the relevant two-year performance period between January 1, 2025 and December 31, 2026.
(6)1,461 unvested service vesting-based RSAs subject to this award vested on February 24, 2026.
(7)2,144 RSAs subject to this award vested on January 3, 2026, and subject to the terms of the award agreement, the remaining 8,574 service vesting-based RSAs are scheduled to vest in 4 equal quarterly increments provided that Mr. Wichterman continues to be employed with BioLife through the vesting dates.
(8)2,607 RSUs subject to this award vested on March 8, 2026, and subject to the terms of the award agreement, the remaining 20,858 service vesting-based RSUs are scheduled to vest in 8 equal quarterly increments provided that Mr. Wichterman continues to be employed with BioLife through the vesting dates.
(9)The actual number of market-based RSUs achieved is shown. Approximately 156% of the target number of market-based RSUs vested based on our TSR performance at the 71st percentile for the two-year performance period of January 1, 2024 through December 31, 2025 compared to our 20 company peer group.
(10)Subject to the terms of the award agreement, ¼ of the 38,102 unvested service vesting-based RSUs subject to this award will vest one year from the grant date, March 18, 2025 and, thereafter, will vest in 12 equal quarterly increments, provided that Mr. Wichterman continues to be employed with BioLife through the vesting dates.
(11)The target number of 38,102 market-based RSUs is shown. Between 0% and 200% of the target number of market-based RSUs vest based on our TSR compared to our 15 company peer group over the relevant two-year performance period between January 1, 2025 and December 31, 2026.
(12)1,315 unvested service vesting-based RSAs subject to this award vested on February 24, 2026.
(13)1,309 RSAs subject to this award vested on January 3, 2026, and subject to the terms of the award agreement, the remaining 5,235 service vesting-based RSAs are scheduled to vest in 4 equal quarterly increments provided that Mr. Mathew continues to be employed with BioLife through the vesting dates.
(14)1,592 RSUs subject to this award vested on March 8, 2026, and subject to the terms of the award agreement, the remaining 12,735 service vesting-based RSUs are scheduled to vest in 8 equal quarterly increments provided that Mr. Mathew continues to be employed with BioLife through the vesting dates.
(15)The actual number of market-based RSUs achieved is shown. Approximately 156% of the target number of market-based RSUs vested based on our TSR performance at the 71st percentile for the two-year performance period of January 1, 2024 through December 31, 2025 compared to our 20 company peer group.
(16)Subject to the terms of the award agreement, ¼ of the 22,919 unvested service vesting-based RSUs subject to this award will vest one year from the grant date, March 18, 2025 and, thereafter, will vest in 12 equal quarterly increments, provided that Mr. Mathew continues to be employed with BioLife through the vesting dates.
(17)The target number of 22,919 market-based RSUs is shown. Between 0% and 200% of the target number of market-based RSUs vest based on our TSR compared to our 15 company peer group over the relevant two-year performance period between January 1, 2025 and December 31, 2026.
(18)Subject to the terms of the award agreement, all of the 45,269 unvested service vesting-based RSUs subject to this award will vest four years from the grant date, May 29, 2025 provided that Mr. Mathew continues to be employed with BioLife through the vesting date.
(19)366 unvested service vesting-based RSAs subject to this award vested on February 24, 2026.
(20)937 RSAs subject to this award vested on January 17, 2026, and subject to the terms of the award agreement, the remaining 9,375 service vesting-based RSAs are scheduled to vest in 10 equal quarterly increments provided that Mr. Werner continues to be employed with BioLife through the vesting dates.
(21)Subject to the terms of the award agreement, ¼ of the 22,919 unvested service vesting-based RSUs subject to this award will vest one year from the grant date, March 18, 2025 and, thereafter, will vest in 12 equal quarterly increments, provided that Mr. Werner continues to be employed with BioLife through the vesting dates.
(22)The target number of 22,919 market-based RSUs is shown. Between 0% and 200% of the target number of market-based RSUs vest based on our TSR compared to our 15 company peer group over the relevant two-year performance period between January 1, 2025 and December 31, 2026.
(23)877 unvested service vesting-based RSAs subject to this award vested on February 24, 2026.
(24)743 RSAs subject to this award vested on January 3, 2026, and subject to the terms of the award agreement, the remaining 2,972 service vesting-based RSAs are scheduled to vest in 4 equal quarterly increments provided that Mr. Berard continues to be employed with BioLife through the vesting dates.
(25)904 RSUs subject to this award vested on March 8, 2026, and subject to the terms of the award agreement, the remaining 7,228 service vesting-based RSUs are scheduled to vest in 8 equal quarterly increments provided that Mr. Berard continues to be employed with BioLife through the vesting dates.

(26)The actual number of market-based RSUs achieved is shown. Approximately 156% of the target number of market-based RSUs vested based on our TSR performance at the 71st percentile for the two-year performance period of January 1, 2024 through December 31, 2025 compared to our 20 company peer group.
(27)Subject to the terms of the award agreement, ¼ of the 19,099 unvested service vesting-based RSUs subject to this award will vest one year from the grant date, March 18, 2025 and, thereafter, will vest in 12 equal quarterly increments, provided that Mr. Berard continues to be employed with BioLife through the vesting dates.
(28)The target number of 19,099 market-based RSUs is shown. Between 0% and 200% of the target number of market-based RSUs vest based on our TSR compared to our 15 company peer group over the relevant two-year performance period between January 1, 2025 and December 31, 2026.
Stock vested for the fiscal year ended December 31, 2025
The following Stock Vested table sets forth certain information regarding each exercise of stock options and each vesting of stock awards during the last completed year for each of the NEOs on an aggregated basis.

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)(1)
Roderick de Greef	98,714	2,750,172
Troy Wichterman	93,038	2,291,734
Aby J. Mathew	58,586	1,443,832
Sean Werner	6,892	159,938
Todd Berard	33,823	833,804
(1) Value realized is calculated based on the closing price of our common stock on the date of vesting.
During the year ended December 31, 2025, no NEOs exercised stock options.
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
Todd Berard
The Company entered into an employment agreement with Todd Berard, Chief Commercial Officer, effective January 1, 2018, as amended effective June 1, 2023 and August 15, 2023. Please see “Potential Payments Upon Termination or Upon Termination in Connection with a Change in Control” below for the severance benefits for which Mr. Berard is eligible.
Sean Werner
The Company entered into an employment agreement with Sean Werner, Chief Technology Officer, effective September 1, 2021, as amended effective January 5, 2023. Please see “Potential Payments Upon Termination or Upon Termination in Connection with a Change in Control” below for the severance benefits for which Mr. Werner is eligible.
Potential payments upon termination or change in control

Executive Employment Agreements
Pursuant to each NEO’s employment agreement, upon termination of the NEO’s employment by the Company without “cause” or the NEO’s resignation for “good reason” (each as defined in each NEO’s employment agreements), the NEO will receive the following severance payments: (i) a lump sum severance payment equal to 12 months' base salary (6 months' for Mr. Werner), (ii) an amount equal to the cost of 12 months (6 months' for Mr. Werner) of medical insurance premiums at a monthly amount equal to the cost of COBRA coverage in effect as of the termination date, plus a tax gross-up with respect to such amount, and (iii) full vesting of all unvested equity awards.
If the NEO’s employment is terminated by the Company or the NEO resigns for “good reason” (except in the case of Mr. de Greef) upon, or within 12 months following, a “change in control” (as defined in each NEO’s employment agreement) (the "change in control protection period"), the NEO will receive the following severance payments: (i) a lump sum severance payment equal to 12 months’ (or, in the case of Mr. de Greef, 24 months’) salary, (ii) 100% of any incentive cash and/or stock bonus opportunity for the year in which the Change in Control occurs, (iii) an amount equal to the cost of 12 months’ (or, in the case of Mr. de Greef, 24 months’) of medical insurance premiums at a monthly amount equal to the amount of COBRA coverage in effect as of the termination date, plus a tax gross-up with respect to such amount, and (iv) upon any termination due to a change in control, full vesting of all unvested equity awards.
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
Assuming the NEOs employment was terminated by the Company without cause or the NEOs resigned for good reason and such event took place on December 31, 2025, in each case, outside of the change in control protection period, each of the continuing NEOs would have been entitled to the payments and benefits shown in the table below.

	Payments and Benefits
Name	Base Salary ($)	Accelerated Vesting of Equity Awards ($) (1)	Health Insurance Under COBRA ($)	Total ($)
Roderick de Greef	763,000	19,644,146	43,268	20,450,414
Troy Wichterman	505,000	4,272,945	26,815	4,804,760
Aby J. Mathew	460,000	3,697,074	13,638	4,170,712
Sean Werner	220,000	1,366,557	15,023	1,601,580
Todd Berard	443,000	1,774,836	43,268	2,261,104
(1) The dollar amounts shown are based on the intrinsic value of the stock options and equity awards on December 31, 2025 calculated using $24.18, the closing price of our common stock on December 31, 2025, and assuming actual achievement for market-based awards granted in 2024, target achievement for market-based awards granted in 2025, and actual achievement of the performance-based award.

Assuming the NEO’s employment was terminated by the Company or the NEOs resigned for good reason upon or within 12 months following a change in control and such events took place on December 31, 2025, each of the continuing NEOs would have been entitled to the payments and benefits shown in the table below.

	Payments and Benefits
Name	Base Salary ($)	2025 Annual Cash Incentive ($)	Accelerated Vesting of Equity Awards ($) (1)	Health Insurance Under COBRA ($)	Total ($)
Roderick de Greef	1,526,000	747,740	19,644,146	86,536	22,004,422
Troy Wichterman	505,000	296,940	4,272,945	26,815	5,101,700
Aby J. Mathew	460,000	225,400	3,697,074	13,638	4,396,112
Sean Werner	440,000	215,600	1,366,557	30,045	2,052,202
Todd Berard	443,000	238,777	1,774,836	43,268	2,499,881
(1) The dollar amounts shown are based on the intrinsic value of the stock options and stock awards on December 31, 2025 calculated using $24.18, the closing price of our common stock on December 31, 2025, and assuming actual achievement for market-based awards granted in 2024, target achievement for market-based awards granted in 2025, and actual achievement of the performance-based award.

Assuming the NEO’s employment was terminated by the Company due to death or disability and such event took place on December 31, 2025, each of the continuing NEOs would have been entitled to the payments and benefits shown in the table below.

	Payments and Benefits
Name	2025 Target Annual Cash Incentive ($)	Accelerated Vesting of Equity Awards ($) (1)	Total ($)
Roderick de Greef	747,740	19,644,146	20,391,886
Troy Wichterman	296,940	4,272,945	4,569,885
Aby J. Mathew	225,400	3,697,074	3,922,474
Sean Werner	215,600	1,366,557	1,582,157
Todd Berard	238,777	1,774,836	2,013,613
(1) The dollar amounts shown are based on the intrinsic value of the stock options and stock awards on December 31, 2025 calculated using $24.18, the closing price of our common stock on December 31, 2025.

Equity Incentive Plans and Forms of Award Agreements

The 2023 Plan provides for full accelerated vesting of awards in the event a “change in control” (as defined in the 2023 Plan) occurs and the surviving entity or successor corporation in such change in control does not assume or substitute outstanding awards. The 2023 Plan further provides for “double-trigger” acceleration, meaning that in the event an award continues in effect or is assumed or substituted by the surviving entity or successor corporation in connection with a change in control, and an NEO’s employment or service is terminated without “cause” (as defined in the 2023 Plan) upon or within 12 months following such change in control, all outstanding awards will accelerate and vest in full. The tables above disclose the value of such acceleration if the applicable event occurred on December 31, 2025. With respect to the market-based TSR awards, in the event of a change in control occurring prior to the end of the performance period, the number of units earned will be determined based on actual relative TSR performance measured through the trading day immediately preceding the change in control date, with the Company’s ending stock price equal to the per-share transaction price and peer company ending prices based on their respective 20-trading-day volume-weighted average prices preceding the change in control. Following such determination, the earned units will remain subject to continued service through the original vesting date, unless accelerated in accordance with the terms of the award agreement or the holder’s employment agreement.

The award agreements under the 2013 Plan provide for “single-trigger” acceleration, meaning that in the event of a “change in control” (as defined in the 2013 Plan), all outstanding awards will accelerate and vest in full. The tables above disclose the value of such acceleration if the applicable event occurred on December 31, 2025.

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
We identified the median employee using total salary and wages earned, then subtracting executive bonuses earned in 2024 but paid in 2025, adding executive bonuses earned in 2025 but not paid until 2026, and adding the fair value of equity awards granted to the employee during 2025. Salary and wages were annualized for any employees hired during 2025 (excluding employees in temporary or seasonal positions). A total of 155 U.S. based employees who were employed by the Company on December 31, 2025, the last day of the Company’s fiscal year, were included in the determination of this calculation (including all employees, whether employed on a full-time, part-time, seasonal or temporary basis).
As illustrated in the table below, the Company’s 2025 CEO Pay Ratio was approximately 83:1.

Roderick de Greef (CEO) 2025 Compensation	$10,469,357
Median Employee 2025 Compensation	$125,725
CEO Pay Ratio	83:1
To determine the median employee, we included all individuals employed as of December 31, 2025. Compensation for the median employee was determined in the same manner as the total compensation reported for Mr. de Greef in the “Total” column of the Summary Compensation Table. The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules, based on the Company’s internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other peer companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
Director compensation
Our non-employee director compensation program is designed to attract, retain and reward qualified non-employee directors and align the financial interests of the non-employee directors with those of our stockholders. Pursuant to this program, each member of our Board who is not our employee received the cash and equity compensation for fiscal 2025 Board service described in the director compensation table below.
Each of our non-employee directors, during the year ended December 31, 2025, was compensated with an annual retainer fee of $70,000. Committee chairpersons were compensated with additional annual retainers as follows:

Annual Retainer

Lead Director	$40,000
Audit Committee Chair	$20,000
Compensation Committee Chair	$15,000
Governance and Nominating Committee Chair	$10,000
The following table sets forth information regarding compensation earned by our non-employee directors for the year ended December 31, 2025.

Name	Annual Cash Retainer ($)	Board and Committee Chair Fees ($)	Total Cash Compensation ($)
Cathy Coste	70,000	20,000	90,000
Amy DuRoss	70,000	55,000	125,000
Rachel Ellingson	70,000	—	70,000
Joydeep Goswami	70,000	10,000	80,000
Tony Hunt	70,000	—	70,000
Tim Moore	70,000	—	70,000
Roderick de Greef does not receive compensation for his services as Board Chairman.
The Company’s compensation practices for non-employee directors, as determined by the Compensation Committee and the Board based on input from our independent compensation consultant, FW Cook, includes annual awards of equity compensation. Equity compensation for non-employee directors in 2025 was in the form of restricted stock units ("RSUs") and was based on a fixed value of $180,000 based on a share price of $26.18 as of January 2, 2025. These awards vest one year from the date of grant, provided such person is still a director on such vesting date.
Director compensation table for the fiscal year ended December 31, 2025
The following table sets forth a summary of the compensation the Company paid to its non-employee directors in the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)	Total Compensation ($)
Cathy Coste	90,000	144,406	234,406
Amy DuRoss	125,000	174,169	299,169
Rachel Ellingson	70,000	174,169	244,169
Joydeep Goswami	80,000	174,169	254,169
Tony Hunt	70,000	174,169	244,169
Tim Moore	70,000	174,169	244,169
(1) Represents the grant date fair value of awards granted in 2025 calculated in accordance with the ASC Topic 718. The assumptions the Company used for calculating the grant date fair values are set forth in Note 1: Organization and significant accounting policies – Stock-based compensation of our 2025 Annual Report.
(2) The Company's non-employee directors were awarded 6,876 shares of RSUs as of January 2, 2025 (with the exception of Ms. Coste, who joined the Board in March 2025, therefore receiving a prorated award) based on a fixed value of $180,000. When the shares were granted and effective on March 18, 2025, the share price of the Company had decreased to $25.33 from $26.18, therefore decreasing the accounting grant date fair value of the stock awards as presented above.

The following table presents the aggregate number of unvested RSUs held by directors as of December 31, 2025:

Name	Number of Unvested RSUs (#)
Cathy Coste	5,701
Amy DuRoss	6,876
Rachel Ellingson	6,876
Joydeep Goswami	6,876
Tony Hunt	6,876
Tim Moore	6,876
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
Compensation Committee interlocks and insider participation
Ms. DuRoss, Ms. Ellingson, Mr. Hunt, and Mr. Moore were the members of the Compensation Committee during the year ended December 31, 2025. No member of the Compensation Committee is a current or former employee of the Company or had any relationship with the Company requiring disclosure herein. No interlocking relationship exists between any member of the Board or the Compensation Committee and any member of the board or Compensation Committee of any other company and no such interlocking relationship has existed in the past.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS
The following table sets forth, as of April 21, 2026, certain information regarding the beneficial ownership of our common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each director of the Company; (iii) each named executive officer of the Company; and (iv) all of the Company’s current directors and executive officers (including executive officers that are not named executive officers) as a group. This table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13D(s) and Schedule 13G(s) filed with the SEC. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 21, 2026 (or subject to restricted stock awards that vest within 60 days of April 21, 2026) are considered outstanding and beneficially owned by the person holding such options (or restricted stock awards) for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, we believe that the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Note that RSUs subject to performance-based vesting conditions are treated differently. Unless otherwise indicated, the business address of each person listed is in care of 3303 Monte Villa Parkway, #310, Bothell, WA 98021.

Name and Address of Beneficial Owner	Common Stock	Percentage of Class (1)
Directors and Executive Officers
Roderick de Greef (Officer and Director)(2)	340,014	*
Aby J. Mathew (Officer)(3)	293,974	*
Troy Wichterman(Officer)(4)	134,029	*
Todd Berard (Officer)(5)	121,987	*
Sean Werner (Officer)	48,251	*
Rachel Ellingson (Director)	49,825	*
Joydeep Goswami (Director)	44,986	*
Tim Moore (Director)	36,773	*
Amy DuRoss (Lead Director)	18,687	*
Tony Hunt (Director)	6,876	*
Cathy Coste (Director)	5,701	*
Total shares owned by Executive Officers and Directors (11 persons)	1,101,103	2.3%
5% Stockholders
Casdin Capital, LLC (6)	5,957,165	12.2%
BlackRock, Inc.(7)	5,424,116	11.1%
T. Rowe Price Investment Management, Inc. (8)	5,180,824	10.6%
Invesco LTD Inc. (9)	3,932,191	8.0%
Vanguard Group, Inc. (10)	2,571,608	5.3%
*Less than 1%

(1)Based on 48,857,415 shares of our common stock outstanding as of April 21, 2026.
(2)Includes 7,052 shares of common stock to be issued pursuant to restricted stock awards within 60 days from April 21, 2026
(3)Includes 3.023 shares of common stock to be issued pursuant to restricted stock awards within 60 days from April 21, 2026
(4)Includes 4,988 shares of common stock to be issued pursuant to restricted stock awards within 60 days from April 21, 2026
(5)Includes 2,096 shares of common stock to be issued pursuant to restricted stock awards within 60 days from April 21, 2026
(6)Based on a Schedule 13D/A filed by Casdin Capital, LLC (“Casdin”), Casdin Partners Master Fund, L.P. (the “Fund”), Casdin Partners GP, LLC (the “GP”) and Eli Casdin on October 17, 2025 reporting shared voting and dispositive power over 5,957,165 shares of common stock. Casdin is the investment manager to the Fund and GP is the general partner of the Fund. Eli Casdin is the managing member of Casdin and the GP. The business address of Casdin is 1350 Avenue of the Americas, Suite 2405, New York, New York 10019.
(7)Based on a Schedule 13G/A filed by BlackRock, Inc. (“BlackRock”) on January 23, 2024, reporting sole voting power over 5,379,424 shares of common stock and sole dispositive power over 5,424,116 shares of common stock. The business address of BlackRock is 50 Hudson Yards, New York, New York 10001.
(8)Based on a Schedule 13G/A filed by T. Rowe Price Investment Management, Inc. (“T. Rowe”) on January 8, 2026, reporting sole voting power over 5,180,824 shares of common stock and sole dispositive power over 5,180,824 shares of common stock. The business address of T. Rowe is 1307 Point Street, Baltimore, MD 21231, GA.
(9)Based on a Schedule 13G/A filed by Invesco Ltd. (“Invesco”) on February 12, 2026, reporting sole voting power over 3,607,451 shares of common stock and sole dispositive power over 3,932,191 shares of common stock. The business address of Invesco is 1331 Spring Street NW, Suite 2500, Atlanta, GA 30309.
(10)Based on a Schedule 13G/A filed by The Vanguard Group (“Vanguard”) on February 13, 2024, reporting shared voting power over 61,469 shares of common stock, sole dispositive power over 2,475,884 shares of common stock, and shared dispositive power over 95,724 shares of common stock. The Vanguard Group subsequently reported on March 13, 2026 that due to an internal realignment, it no longer has, or is deemed to have, beneficial ownership over

Company securities beneficially owned by various Vanguard subsidiaries and/or business divisions. The business address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2025 relating to all our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options or rights (in thousands)	Weighted Average exercise price of outstanding options or rights	Number of granted restricted stock awards outstanding (in thousands)	Number of securities remaining available for future issuance under equity compensation plans (in thousands)
Equity compensation plans approved by stockholders: Second amended and restated 2013 performance incentive plan	117	$2.73	70	707
Equity compensation plans approved by stockholders: 2023 Omnibus performance incentive plan	—	$—	1,731	1,492

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain relationships and related transactions
Other than as described under the headings “Executive Compensation” and “Director Compensation” in Item 11 of this Amendment No. 1, since January 1, 2025, there has not been, and there is not currently proposed, any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:
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
Director independence
Our Board is responsible for determining the independence of our directors. For purposes of determining director independence, our Board has applied the definitions set forth in Nasdaq Rule 5605(a)(2) and the related rules of the SEC. Based upon its evaluation, our Board has affirmatively determined that the following directors meet the standards of independence: Ms. Coste, Ms. DuRoss, Ms. Ellingson, Mr. Goswami, Mr. Hunt, and Mr. Moore.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm Fees
The following table sets forth the aggregate fees billed by our current independent auditors, Grant Thornton LLP (“Grant Thornton”), for professional services rendered in the fiscal years ended December 31, 2025 and 2024.

	2025	2024

Audit fees(1)	$1,996,490	$2,418,450
Tax fees(2)	16,647	227,823
Total	$2,013,137	$2,646,273
(1)Audit fees consist of professional services for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement for those fiscal years.
(2)Tax fees represent professional services for federal, stat, and international tax compliance, tax advice, and tax planning.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee must pre-approve all services to be performed for us by our independent auditors. Pre-approval is granted usually at regularly scheduled meetings of the Audit Committee. If unanticipated items arise between regularly scheduled meetings of the Audit Committee, the Audit Committee has delegated authority to the Chair of the Audit Committee to pre-approve services. The Audit Committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent. During the years ended December 31, 2025 and 2024, all services billed by Grant Thornton were pre-approved by the Audit Committee Chair in accordance with this policy.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements: Incorporated by reference to Item 15(a)(1) of the 2025 Annual Report
(2)Financial Statement Schedules: Incorporated by reference to Item 15(a)(2) of the 2025 Annual Report.
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

2.3†*
Stock Purchase Agreement, dated April 17, 2024, by and between BioLife Solutions, Inc. and GCI Holdings Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed by the Company with the SEC on April 23, 2024)

2.4†*
Stock Purchase Agreement, dated November 12, 2024, by and between BioLife Solutions, Inc., SciSafe, Inc., and Subzero Purchaser Corp. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed by the Company with the SEC on November 12, 2024)

2.5†*
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
4.1
Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2026)

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
10.7**
Form of Restricted Stock Purchase Agreement pursuant to the Second Amended & Restated 2013 Performance Incentive Plan (included as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed by the Company with the SEC on May 16, 2016)

10.8**
Form of Stock Option Agreement pursuant to the Second Amended & Restated 2013 Performance Incentive Plan (included as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed by the Company with the SEC on May 16, 2016)

10.9**
Amendment No. 2 to BioLife Solutions, Inc. Second Amended and Restated 2013 Performance Incentive Plan (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 filed by the Company with the SEC on July 7, 2021)

10.10**
Amendment No. 3 to BioLife Solutions, Inc. Second Amended and Restated 2013 Performance Incentive Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 filed by the Company with the SEC on September 12, 2022)

10.11
Twelfth Amendment to the Lease, dated June 5, 2024, by and between the Company and ARE-SEATTLE No. 38, LLC (included as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on March 3, 2025)

10.12
Lease Agreement dated October 1, 2019 for facility space 1102 Indiana Avenue, Indianapolis, IN 46202 (incorporated by reference to Exhibit 10.26 to the Company's report on Form 10-K filed by the Company with the SEC on March 31, 2022)

10.13
Second Amendment to the Lease, dated November 5, 2024 for facility space 1102 Indiana Avenue, Indianapolis, IN 46202 (included as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on March 3, 2025)

10.14
Lease Agreement dated September 13, 2022 for facility space 19510 144th Avenue NE, Suite A-1, Woodinville, WA 98072 (included as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on March 3, 2025)

10.15*
Loan and Security Agreement, dated September 20, 2022, between BioLife Solutions, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q filed by the Company with the SEC on November 9, 2022)

10.16*
Waiver and First Amendment to Loan and Security Agreement, dated February 26, 2024, between BioLife Solutions, Inc. and First Citizens Bank and Trust Company (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed by the Company with the SEC on February 29, 2024)

10.17*
Consent and Second Amendment to Loan and Security Agreement, dated April 17, 2024, by and among Silicon Valley Bank, BioLife Solutions, Inc., SAVSU Technologies, Inc., Arctic Solutions, Inc., SciSafe Holdings, Inc., Global Cooling, Inc., and Sexton Biotechnologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed by the Company with the SEC on April 23, 2024)

10.18†
Consent and Third Amendment to Loan and Security Agreement, dated November 11, 2024, by and among Silicon Valley Bank, BioLife Solutions, Inc., SAVSU Technologies, Inc., Arctic Solutions, Inc., SciSafe Holdings, Inc., and Sexton Biotechnologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed by the Company with the SEC on November 12, 2024)

10.19†*
Consent and Fourth Amendment to Loan and Security Agreement, dated April 4, 2025, by and among Silicon Valley Bank, BioLife Solutions, Inc., SAVSU Technologies, Inc., and Sexton Biotechnologies, Inc. (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2026)

10.20*
Consent and Fifth Amendment to Loan and Security Agreement, dated July 29 2025, by and among Silicon Valley Bank, BioLife Solutions, Inc., SAVSU Technologies, Inc., and Sexton Biotechnologies, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2026)

10.21†*
Consent and Sixth Amendment to Loan and Security Agreement, dated October 6 2025, by and among Silicon Valley Bank, BioLife Solutions, Inc., Sexton Biotechnologies, and PanTHERA (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2026)

10.22**
Executive Employment Agreement, dated October 19, 2023, by and between the Company and Roderick de Greef (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed by the Company with the SEC on October 23, 2023)

10.23**
Amended Employment Agreement dated January 5, 2023 between the Company and Aby Mathew (included as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed by the Company with the SEC on March 3, 2025)

10.24**
Amended Employment Agreement dated June 1, 2023 between the Company and Todd Berard (included as Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed by the Company with the SEC on March 3, 2025)

10.25**
Amended Employment Agreement dated June 1, 2023 between the Company and Karen Foster (included as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed by the Company with the SEC on March 3, 2025)

10.26**
Amended Employment Agreement dated June 1, 2023 between the Company and Sarah Aebersold (included as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed by the Company with the SEC on March 3, 2025)

10.27**
Amended Employment Agreement dated June 1, 2023 between the Company and Troy Wichterman (included as Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed by the Company with the SEC on March 3, 2025)

10.28**
Board of Directors Services Agreement entered into May 4, 2015 by and between the Company and Other Non-Employee Directors (included as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on May 5, 2015)

10.29**	Form of Amendment to Employment Terms (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed by the Company with the SEC on August 16, 2023)
19.1	Insider Trading Policy (included as Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed by the Company with the SEC on March 3, 2025)
21.1	List of the Company’s Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2026)
23.1	Consent of Grant Thornton USA, LLP (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2026)
31.1
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company's Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2026)

31.2
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company's Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2026)

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2026)

32.2
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company's Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2026)

97.1
BioLife Solutions, Inc. Incentive-based compensation recovery policy (included as Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed by the Company with the SEC on March 3, 2025)

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

Date:	April 28, 2026	BIOLIFE SOLUTIONS, INC.

/s/ RODERICK DE GREEF
Roderick de Greef
Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors