Form 10-Q
period 2026-03-31
BIOLIFE SOLUTIONS INC
filed 2026-05-07
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 30, 2026, 48,857,415 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except per share and share data)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$22,822	$33,038
Available-for-sale securities, current portion	58,174	55,889
Accounts receivable, trade, net of allowance for credit losses of $27 and $22 as of March 31, 2026 and December 31, 2025, respectively	13,057	7,953
Inventories	32,834	30,155
Prepaid expenses and other current assets	6,335	9,526
Total current assets	133,222	136,561

Property and equipment, net	14,504	14,713
Operating lease right-of-use assets, net	7,113	7,466
Other assets	3,049	3,050
Available-for-sale securities, long-term	30,499	31,250
Intangible assets, net	3,932	4,257
Goodwill	208,587	208,587
Total assets	$400,906	$405,884

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,750	$1,486
Accrued expenses and other current liabilities	7,575	11,974
Sales taxes payable	2,113	2,279
Lease liabilities, operating, current portion	2,316	2,243
Debt, current portion	2,499	4,997
Total current liabilities	18,253	22,979

Lease liabilities, operating, long-term	10,042	10,657
Deferred tax liabilities	198	189
Other long-term liabilities	183	171
Total liabilities	28,676	33,996

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 48,825,291 and 48,198,928 shares issued and outstanding, respectively, as of March 31, 2026 and December 31, 2025	49	48
Additional paid-in capital	710,811	711,404
Accumulated other comprehensive (loss) income, net of tax	(120)	132
Accumulated deficit	(338,510)	(339,696)
Total shareholders’ equity	372,230	371,888
Total liabilities and shareholders’ equity	$400,906	$405,884
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(In thousands, except per share and share data)	2026	2025

Revenue	$27,500	$22,054
Cost of revenue	10,004	7,254
Gross profit	17,496	14,800
Operating expenses:
General and administrative	12,208	11,351
Sales and marketing	2,526	2,443
Research and development	2,650	1,439
Intangible asset amortization	85	66
Total operating expenses	17,469	15,299
Operating income (loss)	27	(499)

Other income:
Interest income, net	1,041	683
Other income	180	101
Total other income, net	1,221	784

Income before income tax expense	1,248	285
Income tax expense	62	14
Net income from continuing operations	1,186	271

Discontinued operations:
Loss from discontinued operations before income tax benefit	—	(719)
Income tax benefit	—	—
Loss from discontinued operations	—	(719)

Net income (loss)	$1,186	$(448)

Net income (loss) per share - Basic:
Continuing operations	$0.02	$0.01
Discontinued operations	$—	$(0.02)
Net income (loss) per share	$0.02	$(0.01)

Net income (loss) per share - Diluted:
Continuing operations	$0.02	$0.01
Discontinued operations	$—	$(0.01)
Net income per share	$0.02	$—

Weighted average shares used to compute income (loss) per share:
Basic	48,458,536	47,134,720
Diluted	49,248,075	48,367,556
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In thousands)	2026	2025

Net income (loss)	$1,186	$(448)

Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of tax	(252)	9
Comprehensive income (loss)	$934	$(439)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31, 2026
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2025	—	$—	48,198,928	$48	$711,404	$132	$(339,696)	$371,888
Stock-based compensation	—	—	—	—	4,806	—	—	4,806
Stock option exercises	—	—	100,000	—	189	—	—	189
Stock issued – on vested shares	—	—	798,460	1	—	—	—	1
Tax withholding on vesting of shares	—	—	(272,097)	—	(5,588)	—	—	(5,588)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(252)	—	(252)
Net income	—	—	—	—	—	—	1,186	1,186
Balance, March 31, 2026	—	$—	48,825,291	$49	$710,811	$(120)	$(338,510)	$372,230

	Three Months Ended March 31, 2025
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2024	—	$—	46,906,765	$47	$683,939	$24	$(335,101)	$348,909
Stock-based compensation	—	—	—	—	4,153	—	—	4,153
Stock issued – on vested shares	—	—	641,666	1	—	—	—	1
Unrealized gain on available-for-sale securities	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(448)	(448)
Balance, March 31, 2025	—	$—	47,548,431	$48	$688,092	$33	$(335,549)	$352,624
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities
Net income (loss)	$1,186	$(448)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	374	682
Amortization of intangible assets	325	702
Stock-based compensation	4,806	4,153
Non-cash lease (benefit) expense	(188)	312
Deferred income tax expense	9	6
Accretion of available-for-sale investments	(122)	(105)
Gain on disposal of assets held for rent, net	—	187

Change in operating assets and liabilities
Accounts receivable, trade, net	(5,104)	1
Inventories	(2,679)	1,447
Prepaid expenses and other assets	3,218	181
Accounts payable	2,206	(828)
Accrued expenses and other current liabilities	(4,400)	(4,252)
Sales taxes payable	(148)	(327)
Other	26	16
Net cash (used in) provided by operating activities	(491)	1,727

Cash flows from investing activities
Purchases of available-for-sale securities	(20,430)	(30,324)
Proceeds from sale of available-for-sale securities	2,331	573
Maturities of available-for-sale securities	16,436	3,000
Purchases of assets held for rent	—	(250)
Purchases of property and equipment	(167)	(175)
Net cash used in investing activities	(1,830)	(27,176)

Cash flows from financing activities
Proceeds from exercises of common stock options	190	—
Payments on term loans	(2,500)	(2,500)
Payment of tax withholding on vesting of shares	(5,588)	—
Payments on financed insurance premium	—	(502)
Other	3	10
Net cash used in financing activities	(7,895)	(2,992)

Net decrease in cash and cash equivalents	(10,216)	(28,441)
Cash and cash equivalents – beginning of period	33,038	95,386
Cash and cash equivalents – end of period	$22,822	$66,945
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$58	$552
Unrealized gains on available-for-sale securities	$(252)	$(9)
Cash interest paid	$73	$265
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Organization and significant accounting policies
Business
BioLife Solutions, Inc. (“BioLife”, “us”, “we”, “our”, or the “Company”) is a life sciences company that develops, manufactures, and markets bioproduction products and services which are designed to improve quality and de-risk biologic manufacturing, distribution, and transportation in the cell and gene therapy ("CGT") industry. Our products are used in basic and applied research and commercial manufacturing of biologic-based therapies. Customers use our products to maintain the health and function of biologic material during sourcing, manufacturing, and distribution. Our products include proprietary biopreservation media, human platelet lysate media (“hPL”), cryogenic vials, automated cell-processing fill machines, and automated thawing devices. Our CryoStor® freeze media and HypoThermosol® hypothermic storage media are optimized to preserve cells in the regenerative medicine market. These novel biopreservation media products are serum-free and protein-free, fully defined, and formulated to reduce preservation-induced cell damage and death. Our Sexton cell processing product line includes hPL for cell expansion, reducing risk and improving downstream performance over fetal bovine serum, human serum, and other chemically defined media, CellSeal® cryogenic vials that are purpose-built rigid containers used in CGT that can be filled manually or with high throughput systems, CryoCase™ cryo-compatible transparent rigid containers designed for closed-system fill and retrieval, and automated cell processing machines that bring multiple processes traditionally performed by manual techniques under a higher level of control to protect therapies from loss or contamination. Our ThawSTAR® product line is composed of a family of automated thawing devices for frozen cell and gene therapies packaged in cryovials and cryobags. These products help administer temperature-sensitive biologic therapies to patients by standardizing the thawing process and reducing the risks of contamination and overheating, which are inherent with the use of traditional water baths.
On October 6, 2025, the Company entered into a Limited Liability Company Membership Interest Purchase Agreement (the “SAVSU Purchase Agreement”), by and between the Company and Peli BioThermal LLC, a Delaware limited liability company (“SAVSU Buyer”), for the sale by the Company of all of the issued and outstanding limited liability company membership interests (the “SAVSU Interests”) of SAVSU Cleo Technologies, LLC, a Delaware limited liability company ("SAVSU"), to SAVSU Buyer (the “SAVSU Divestiture”). SAVSU contained our evo cloud connected “smart” shipping container products that provided passive storage and transport for temperature-sensitive biologics and pharmaceuticals. Upon the execution of the SAVSU Purchase Agreement, the SAVSU business is presented in the accompanying Unaudited Condensed Consolidated Financial Statements as a discontinued operation for all periods presented.
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
The Company is presenting SAVSU within this Quarterly Report on Form 10-Q (this “Form 10-Q”) as a discontinued operation for all applicable periods presented within the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Operations. The Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), Unaudited Condensed Consolidated Statements of Shareholders' Equity, and Unaudited Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages, and disclosures for all periods presented in this Form 10-Q reflect only the continuing operations of the Company unless otherwise noted. See Note 3: Discontinued operations within this Form 10-Q for further details regarding the divestitures described above.
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
Significant estimates and assumptions by management affect the Company’s valuation of market-based stock awards, fair value of marketable debt securities, remeasurement of fair value of financial instruments utilizing the fair value option, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, net realizable value of inventory, and provision for income taxes.
The Company regularly assesses these estimates; however, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
Basis of presentation and consolidation
The Unaudited Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three months ended March 31, 2026 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The Unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2026 in accordance with U.S. GAAP, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (the “SEC”) rules and regulations relating to interim financial statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026, as amended by the Annual Report on Form 10-K/A filed with the SEC on April 28, 2026 (the “Annual Report”).
The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Sexton Biotechnologies, Inc. (“Sexton”) and PanTHERA. All intercompany accounts and transactions have been eliminated in consolidation.
The Company is presenting SAVSU as a discontinued operation for all periods presented within the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Operations. The Unaudited Condensed Consolidated Statements of Comprehensive Loss, Unaudited Condensed Consolidated Statements of Shareholders' Equity, and Unaudited Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages, and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 3: Discontinued operations for additional details about the divestitures.
Foreign currency exchange
The Company's sales are primarily denominated in the U.S. dollar. Accordingly, the Company's sales are not generally impacted by foreign currency exchange rates. For any transactions denominated in a foreign currency, which were immaterial during the three months ended March 31, 2026 and 2025, the Company remeasures foreign currency transactions into U.S. dollars on its Unaudited Condensed Consolidated Financial Statements in the Other income line item.
Segment reporting
The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. For additional information on the Company's segment considerations, see Note 16: Segment, customer, and geographic information.

Significant accounting policies
The following describes updates to the Company’s accounting policies in relation to a change in method of inventory valuation during the three months ended March 31, 2026. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements described in Part II, Item 8 of our Annual Report.
Change in inventory valuation method
At December 31, 2025, the Company valued biopreservation media inventory at cost or, if lower, net realizable value, using the specific identification method. For thaw inventory, the Company utilized cost or, if lower, net realizable value, using the average costing method. All other inventory was valued using cost or, if lower, net realizable value, using the first-in, first-out method. As of March 31, 2026, all inventories are valued at cost or, if lower, net realizable value, using the weighted average costing method. The Company believes this change is preferable as it provides a consistent, uniform costing method for all inventories across the Company and improves comparability with peers. These changes did not have a material effect on inventory, net, cost of revenue, or net income for all periods presented; therefore, prior comparative financial statements have not been restated.
Liquidity and capital resources
On March 31, 2026 and December 31, 2025, the Company had $111.5 million and $120.2 million in cash, cash equivalents, and available-for-sale securities, respectively. Based on the Company’s current expectations with respect to its future revenue and expenses, the Company believes that its current level of cash, cash equivalents, and other liquid assets will be sufficient to meet its liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q.
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
For additional information, see caption “Risk Factors” identified in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Form 10-Q.
Recent accounting pronouncements
As of March 31, 2026, no additional accounting pronouncements had been released for the Company to consider for adoption. Refer to the Notes to the Consolidated Financial Statements described in Part II, Item 8 of our Annual Report for the most recent discussion of accounting pronouncements and their potential impacts to the Company.
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
On April 4, 2025, the Company acquired the remaining 90% of the outstanding shares of capital stock of PanTHERA from the PanTHERA Sellers. Through the PanTHERA Transaction, the Company obtained ownership of PanTHERA’s patented IRI GEN 2 cryopreservation technology, a technology that is expected to ultimately enhance the Company's core capabilities in biopreservation and within the CGT market upon achievement of commercial viability. This technology was valued to represent approximately 95% of the gross assets acquired in the PanTHERA Transaction. In accordance with ASC 805-50, due to the fair value of the technology representing substantially all of the gross assets acquired, the Company accounted for this transaction as an asset acquisition.

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
Pursuant to the PanTHERA Purchase Agreement, the PanTHERA Sellers are eligible to receive up to $7.2 million in cash or equivalent shares of the Company's common stock (as elected by the PanTHERA Sellers) over a three-year earnout period upon the achievement of certain revenue targets based on the Company's earnings derived from the acquired IRI GEN 2 cryopreservation technology in addition to the achievement of an operational milestone within the first year of the earnout period. The PanTHERA Purchase Agreement also contains an embedded change in control protective provision. As of March 31, 2026, the Company's management determined that the probability of the PanTHERA Sellers achieving the outlined revenue and operational targets to be remote. As a result, no earnout consideration for any period has been recognized.
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
3.     Discontinued operations
Divestiture of SAVSU
On October 6, 2025, the Company entered into the SAVSU Purchase Agreement, by and between the Company and SAVSU Buyer, for the sale by the Company of all SAVSU Interests of SAVSU to SAVSU Buyer. The Company analyzed the quantitative and qualitative factors relevant to the sale of SAVSU and determined that the conditions for discontinued operations presentation were met during the fourth quarter of 2025.
The Company, management, and the Company's board of directors (the "Board") determined the SAVSU Divestiture would enable the Company to optimize its product portfolio by focusing on its recurring higher margin revenue streams its cell processing products, in addition to the divestitures the Company executed during 2024. The Company completed the

SAVSU Divestiture during the fourth quarter of 2025. Accordingly, the results of SAVSU are reported in the Loss from discontinued operations line in the Unaudited Condensed Consolidated Statements of Operations. These changes have been applied to all periods presented.
The Company recognized a gain on disposal of SAVSU, calculated as follows:

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
In addition, upon the closing of this transaction, the Company and SAVSU Buyer entered into a transition services agreement ("SAVSU TSA"), pursuant to which the Company provided certain transition services, including payroll processing, bookkeeping and tax administration services, and information technology maintenance, among other administrative services, to SAVSU for 120 days. The SAVSU Purchase Agreement contains customary representations, warranties, covenants and indemnities of the parties thereto, including customary covenants that prevent the Company from competing with SAVSU, soliciting its employees or interfering with its business relationships for 5 years after the closing of the SAVSU Divestiture. The SAVSU TSA has since expired pursuant to its terms on the stated expiration date. The Company has no other significant continuing involvement with SAVSU upon the expiration of its SAVSU TSA and related covenants.
Continuing obligations of 2024 divestitures
SciSafe Transition Service Agreement and lease indemnity
Upon the closing of the SciSafe Divestiture on November 12, 2024, the Company and SciSafe entered into a transition services agreement ("SciSafe TSA"), pursuant to which the Company is subject to customary covenants that prevent the Company from competing with SciSafe, soliciting its employees or interfering with its business relationships for five years after the Closing Date. The Company has no other significant continuing involvement with SciSafe upon the expiration of its SciSafe TSA and related covenants.
In connection with the disposal of SciSafe, the Company remains liable and responsible for the full performance and observance of all of the provisions, covenants, and conditions in one of SciSafe's operating leases. In the case of a breach or violation of any provision of the lease by the SciSafe Buyer, the Company is deemed to be and shall constitute a default of the lease provisions. Simultaneously, the Company received indemnification pursuant to any obligation owed by the Company under this operating lease. This indicates the Company undertakes the obligation to stand ready to perform over the term of the guarantee in the event of the specified triggering events noted above, or conditions, such as breach or default, occur. However, the non-contingent aspect of the guarantee enables the Company to recover any losses from the SciSafe Buyer. As of March 31, 2026, the fair value of this guarantee is not material. The outstanding minimum lease payments equal approximately $2.1 million and the lease terminates in 2031.
The Company has no other significant continuing involvement with SciSafe upon the expiration of its SciSafe TSA and other related covenants.
Global Cooling legal contingencies
As outlined in the Global Cooling Purchase Agreement executed on April 17, 2024, the Company is required to indemnify Global Cooling for certain preexisting legal contingencies. Prior to the Global Cooling Divestiture, two lawsuits were filed by previous customers related to Global Cooling's commercial freezer products seeking indemnification. The details of each case are described below.
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
An additional loss contingency was indemnified on behalf of Global Cooling during the fourth quarter of 2025. The claim was fully settled for $0.9 million, which was fully covered by the Company's insurance policy aside from the Company's insurance deductible. Legal expenses incurred on the claim were immaterial.
Summarized financial data of discontinued operations
The tables below summarize financial data of SAVSU for the three months ended March 31, 2025. Interest expenses directly associated with the debt of a disposed entity is reported in discontinued operations below.
The table below summarizes the key components of loss from discontinued operations as follows:

(In thousands)	Three Months Ended March 31, 2025
Revenue	$1,887
Cost of revenue	1,496
Gross profit	391
Operating expenses	(1,110)
Loss before income taxes	(719)
Income tax expense	—
Loss from discontinued operations, net of income taxes	$(719)
Below is a summary of incurred depreciation, amortization, interest expenses, capital expenditures, and other noncash related costs for discontinued operations.

(In thousands)	Three Months Ended March 31, 2025
Depreciation	$498
Amortization	$376
Stock-based compensation	$173
Interest expense, net	$2
Capital expenditures	$250
SAVSU had no remaining balances as of March 31, 2026 or December 31, 2025.
4.    Fair value measurement
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, based on the three-tier fair value hierarchy:
(In thousands)

As of March 31, 2026	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$22,332	$—	$—	$22,332
Available-for-sale securities:
U.S. government securities	19,549	—	—	19,549
Corporate debt securities	5,692	49,998	—	55,690
Other debt securities	—	13,434	—	13,434
Convertible promissory note	—	—	2,983	2,983
Total	$47,573	$63,432	$2,983	$113,988

As of December 31, 2025
Assets:
Cash equivalents:
Money market accounts	$31,241	$—	$—	$31,241
Available-for-sale securities:
U.S. government securities	20,749	—	—	20,749
Corporate debt securities	6,700	45,180	—	51,880
Other debt securities	—	14,510	—	14,510
Convertible promissory note	—	—	2,983	2,983
Total	$58,690	$59,690	$2,983	$121,363
In July 2025, the Company invested $2.0 million cash in a convertible promissory note issued by an unrelated third-party company. The convertible promissory note accrues interest at an annual rate of 10%. The principal and accrued paid in kind ("PIK") interest are payable at maturity on October 1, 2028. The carrying value of the Company's Level 3 financial instrument is presented within Other assets in the Unaudited Condensed Consolidated Balance Sheets. The Company elected to disclose changes in the estimated fair value of the Level 3 financial instrument as a component of Other income in the Unaudited Condensed Consolidated Statements of Operations.
There have been no transfers of assets or liabilities between the fair value measurement levels.

5.    Investments
Available-for-sale securities
The Company’s portfolio of available-for-sale marketable securities consists of the following:

	March 31, 2026
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$12,262	$12	$(2)	$12,272
Corporate debt securities	34,669	11	(44)	34,636
Other debt securities	11,266	5	(5)	11,266
Total short-term	58,197	28	(51)	58,174

Available-for-sale securities, long-term
U.S. government securities	7,303	—	(26)	7,277
Corporate debt securities	21,121	2	(69)	21,054
Other debt securities	2,172	1	(5)	2,168
Total long-term	30,596	3	(100)	30,499

Total available-for-sale securities	$88,793	$31	$(151)	$88,673

	December 31, 2025
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$9,946	$33	$—	$9,979
Corporate debt securities	34,783	41	—	34,824
Other debt securities	11,066	20	—	11,086
Total short-term	55,795	94	—	55,889

Available-for-sale securities, long-term
U.S. government securities	10,756	14	—	10,770
Corporate debt securities	17,038	23	(5)	17,056
Other debt securities	3,418	6	—	3,424
Total long-term	31,212	43	(5)	31,250

Total available-for-sale securities	$87,007	$137	$(5)	$87,139

	March 31, 2026
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$58,197	$58,174
Due after one year through five years	30,596	30,499
Total	$88,793	$88,673

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months:

	March 31, 2026
	Less than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$38,811	$(113)	$38,811	$(113)
U.S. government securities	10,737	(29)	10,737	(29)
Other debt securities	8,384	(9)	8,384	(9)
Total	$57,932	$(151)	$57,932	$(151)

	December 31, 2025
	Less than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$7,519	$(5)	$7,519	$(5)
Total	$7,519	$(5)	$7,519	$(5)
As of March 31, 2026 and December 31, 2025, all available-for-sale securities investments presented above with unrealized losses have been in an unrealized loss position for less than 12 months.
As of March 31, 2026, none of the Company's available-for-sale marketable securities exhibited risk of credit loss and therefore no allowance for credit losses was recorded.
6.    Inventories
Inventories consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(In thousands)	2026	2025
Raw materials	$12,110	$10,561
Work in progress	5,803	6,371
Finished goods	14,921	13,223
Total inventories	$32,834	$30,155
7.    Leases
The Company has various operating lease agreements for office space, warehouses, manufacturing, production locations, and other equipment. The Company's real estate leases had original lease terms of three to eleven years and have remaining lease terms of two to six years. The Company excludes options that are not reasonably certain to be exercised from our lease terms, ranging from one to five years. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms, with all other lease payments consisting of variable lease costs. For certain leases, the Company receives incentives from its landlords, such as rent abatements, which effectively reduce the total lease payments owed for these leases.
The Company did not have any financing lease arrangements as of March 31, 2026 and December 31, 2025.

The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(In thousands)	2026	2025
Weighted average discount rate - operating leases	6.4%	6.4%
Weighted average remaining lease term in years - operating leases	5.0	5.2
The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating lease costs	$546	$611
Short-term lease costs	23	11
Total operating lease costs	569	622

Variable lease costs	420	296
Total lease costs	$989	$918
Maturities of the Company's lease liabilities as of March 31, 2026 were as follows:

(In thousands)	Operating Leases
2026 (9 months remaining)	$2,229
2027	2,843
2028	2,642
2029	2,724
2030	2,551
Thereafter	1,394
Total lease payments	14,383
Less: interest	(2,025)
Total present value of lease liabilities	$12,358
8.    Property and equipment, net
Property and equipment consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(In thousands)	2026	2025
Property and equipment
Leasehold improvements	$7,270	$3,507
Furniture and computer equipment	326	265
Manufacturing and other equipment	4,606	4,607
Construction in-progress	7,660	11,268
Subtotal	19,862	19,647
Less: Accumulated depreciation	(5,358)	(4,934)
Property and equipment, net	$14,504	$14,713

Depreciation expense for property and equipment was $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
9.    Goodwill and intangible assets
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized but instead is tested for impairment at least annually in accordance with ASC 350.
Intangible assets
Intangible assets, net consisted of the following as of March 31, 2026 and December 31, 2025:

(In thousands, except weighted average useful life)	March 31, 2026
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Tradenames	$2,794	$(1,334)	$1,460	5.7
Technology - acquired	7,822	(5,350)	2,472	2.7
Total intangible assets	$10,616	$(6,684)	$3,932	3.5

(In thousands, except weighted average useful life)	December 31, 2025
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Tradenames	$2,794	$(1,268)	$1,526	5.9
Technology - acquired	7,822	(5,091)	2,731	2.9
Total intangible assets	$10,616	$(6,359)	$4,257	3.7
Amortization expense for definite-lived intangible assets was $0.3 million for both the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company expects to record the following amortization expense for definite-lived intangible assets:

(In thousands)	Amortization Expense
For the Years Ending December 31,
2026 (9 months remaining)	$880
2027	1,016
2028	742
2029	530
2030	412
Thereafter	352
Total	$3,932

10.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(In thousands)	2026	2025
Accrued expenses	$3,259	$5,846
Accrued taxes	83	—
Accrued compensation	4,027	5,933
Deferred revenue, current	206	195
Total accrued expenses and other current liabilities	$7,575	$11,974
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
Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2026 and December 31, 2025.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of March 31, 2026, the Company's total short-term obligations were $17.3 million.
Non-income related taxes
Companies are required to collect and remit sales tax from certain customers if the companies are determined to have nexus in a particular state. Upon the determination of nexus, which varies by state, companies are additionally required to maintain detailed record of specific product and customer information within each jurisdiction in which it has established nexus to appropriately determine their sales tax liability, requiring technical knowledge of each jurisdiction’s tax case law. During the year ended December 31, 2025, the Company determined that a sales tax liability related to the periods of 2019 through 2025 was probable and determined an estimated liability. The estimated liability was approximately $2.1 million and $2.3 million as of March 31, 2026 and December 31, 2025, respectively. Due to the variety of jurisdictions to which this estimated liability relates and the Company's ongoing assessment of sales taxes owed, the Company cannot predict when final liabilities will be satisfied. The Company will reevaluate the estimated liability and timing of satisfaction each reporting period.
12.    Long-term debt
Term Loan
On September 20, 2022, the Company and certain of its subsidiaries entered into the Loan and Security Agreement, dated September 20, 2022, by and among Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Bank”), the Company, SAVSU, Arctic Solutions, Inc., a Delaware corporation (doing business as Custom Biogenic Systems, or “CBS”, SciSafe Holdings, Inc., a Delaware corporation (“SciSafe Parent”), and Sexton (together with the Company, SAVSU, CBS and SciSafe Parent, “Borrower”), as amended by that certain Waiver and First Amendment to Loan and Security Agreement, dated February 26, 2024, that certain Consent and Second Amendment to Loan and Security Agreement, dated April 17, 2024 (the “Second Amendment”), and that certain Consent and Third Amendment to Loan and Security Agreement, dated November 11, 2024 (the “Third Amendment”) that certain Consent and Fourth Amendment to Loan and Security Agreement, dated April 4, 2025 (the “Fourth Amendment”), that certain Consent to Loan and Security Agreement dated July 29, 2025 (the “Fifth Amendment”) and that certain Consent to Loan and Security Agreement, dated October 6, 2025 (the “Sixth Amendment”, and the foregoing collectively, the “Loan Agreement”), which provides for a term loan in an aggregate maximum principal amount of up to $60 million in the increments and upon the dates and milestones described below (the “Term Loan”). The Term Loan matures on June 1, 2026. The Loan Agreement permitted the Company to borrow up to $30 million upon the initial closing of the transactions contemplated by the Loan Agreement (the “Term Loan Closing”), and provided options to borrow (i) up to $10 million between the Term Loan Closing and June 30, 2023, (ii) up to $10 million upon the achievement of certain revenue milestones by the Company, and (iii) an additional $10 million at the discretion of Bank. The Company borrowed $20 million at the Term Loan Closing and accounts for the Term Loan at cost. As of December 31, 2023, the Company had not drawn additional funding nor had it met the revenue milestones outlined within the Loan Agreement. The Company had until December 31, 2023 to draw an additional $10 million, subject to approval from the lender, and therefore has no additional opportunities under the Loan Agreement. Payments on the borrowing were interest-only through June 2024, with additional criteria allowing for interest-only payments to continue through June 2025, which the Company did not pursue. Tranches borrowed under the Loan Agreement bear interest at the Wall Street Journal prime rate plus 0.5%. However, the interest rate is subject to a ceiling that restricts the interest rate for each tranche from exceeding 1.0% above the overall rate applicable to each tranche at their respective funding dates and has a balloon payment due at the earliest of term loan maturity, repayment of the Term Loan in full, or termination of the Loan Agreement at $1.2 million. As of March 31, 2026, the implied interest rate of the Term Loan is 9.3% and the implied value of the Term Loan is $3.6 million. The Loan Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. As of March 31, 2026, the Company was in compliance with the covenants set forth in the Loan Agreement.
On April 17, 2024, the Company entered into the Second Amendment by and among Bank, the Company, SAVSU, CBS, SciSafe Parent, Global Cooling, Inc., a Delaware corporation (“Global Cooling”), and Sexton (the Company, SAVSU, CBS, SciSafe Parent, Global Cooling and Sexton, collectively, the “Second Amendment Borrower”). Pursuant to the Second Amendment and subject to the conditions set forth therein, Bank consented to the sale of Global Cooling and released its security interests in the assets of Global Cooling and the shares of common stock of Global Cooling arising under the Loan Agreement. In addition, effective as of the closing of the sale of Global Cooling, the Second Amendment amended the Loan Agreement to remove Global Cooling as a party to the Loan Agreement and provide for a non-refundable termination fee in the amount of $500,000 payable by the Second Amendment Borrower to Bank in the event that the Loan Agreement is terminated prior to the Term Loan Maturity Date (as defined in the Loan Agreement) for any reason. The Second Amendment also contains customary representations and warranties of the Second Amendment Borrower and provides for a release of Bank by the Second Amendment Borrower for any claims existing or arising through the date of the Second Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
On November 11, 2024, the Company entered into the Third Amendment by and among Bank, the Company, SAVSU, CBS, SciSafe Parent and Sexton (the Company, SAVSU, CBS, SciSafe Parent and Sexton, collectively, the “Third Amendment Borrower”). Pursuant to the Third Amendment and subject to the conditions set forth therein, Bank consented to the sale of SciSafe as required pursuant to the Loan Agreement. In addition, effective as of the closing of the sale of SciSafe, the Third Amendment amended the Loan Agreement to provide for a non-refundable termination fee in the amount of $750,000 payable by the Third Amendment Borrower to Bank in the event that the Loan Agreement is terminated prior to the Term Loan Maturity Date for any reason. The Third Amendment also made certain other ministerial changes to the Loan Agreement, contains customary representations and warranties of the Third Amendment Borrower and provides for a release of Bank by the Third Amendment Borrower for any claims existing or arising through the date of the Third Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
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
On October 6, 2025, the Company entered into Sixth Amendment by and among Bank and the Company, SAVSU, Sexton, and PanTHERA (collectively, the “Sixth Amendment Borrower”). Pursuant to the Sixth Amendment and subject to the conditions set forth therein, the Bank consented to the purchase of the convertible promissory note from the iPSC developer and the SAVSU Divestiture as required by the Loan Agreement and released its security interests in the assets of SAVSU and the outstanding membership interests of SAVSU arising under the Loan Agreement. The Sixth Amendment contains customary representations and warranties of the Sixth Amendment Borrower and provides for a release of the Bank by the Sixth Amendment Borrower for any claims existing or arising through the date of the Sixth Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
Long-term debt consisted of the following as of March 31, 2026 and December 31, 2025:

			March 31,	December 31,
(In thousands)	Maturity Date	Interest Rate	2026	2025
Term Loan(1)	Jun-26	7.0%	$2,500	$5,000
Total debt, excluding unamortized debt issuance costs			2,500	5,000
Less: unamortized debt issuance costs			(1)	(3)
Total debt			2,499	4,997
Less: current portion of debt			(2,499)	(4,997)
Total long-term debt			$—	$—
(1) As of March 31, 2026, the Term Loan was secured by substantially all assets of BioLife, Sexton, and PanTHERA other than intellectual property.
As of March 31, 2026, the scheduled maturities of loans payable for each of the next five years and thereafter were as follows:

(In thousands)	Amount
2026 (remainder)	$2,499
Total debt	$2,499

13.    Stock-based compensation
Service-based vesting stock options
The following is a summary of service-based vesting stock option activity for the three months ended March 31, 2026, and the status of service-based vesting stock options outstanding as of March 31, 2026:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Options	Wtd. Avg. Exercise Price	Options	Wtd. Avg. Exercise Price
Outstanding as of beginning of period	117,000	$2.22	127,000	$2.19
Exercised	(100,000)	1.90	—	—
Outstanding as of March 31, 2026	17,000	$4.08	127,000	$2.19

Stock options exercisable as of March 31, 2026	17,000	$4.08	127,000	$2.19
As of March 31, 2026, there was $0.3 million of aggregate intrinsic value of outstanding and exercisable service-based vesting stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2026 and March 31, 2025. This amount will change based on the fair market value of the Company’s stock. The Company did not recognize stock compensation expense related to service-based options during the three months ended March 31, 2026 and 2025. The intrinsic value of service vesting-based awards exercised was $1.8 million during the three months ended March 31, 2026. No service-based vesting options were exercised during the three months ended March 31, 2025. There were no service-based vesting options granted during the three months ended March 31, 2026 and March 31, 2025. The weighted average remaining contractual life of service-based vesting stock options outstanding and exercisable as of March 31, 2026 is 1.2 years. There were no unrecognized compensation costs for service-based vesting stock options as of March 31, 2026.
Restricted stock
Service-based vesting restricted stock
The following is a summary of service-based vesting restricted stock activity for the three months ended March 31, 2026, and the status of unvested service-based vesting restricted stock outstanding as of March 31, 2026:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of period	1,105,574	$18.62	1,295,640	$16.00
Granted	275,208	22.51	290,333	25.33
Vested	(195,977)	22.23	(171,379)	19.47
Forfeited	(2,500)	22.51	(15,151)	14.17
Non-vested as of March 31, 2026	1,182,305	$18.92	1,399,443	$17.53
The aggregate fair value of the service-based vesting awards that vested was $4.4 million and $4.5 million during the three months ended March 31, 2026 and 2025, respectively.
The Company recognized stock compensation expense related to service-based vesting awards of $2.7 million and $2.5 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $20.2 million in unrecognized compensation costs related to service-based vesting awards. The weighted average remaining recognition period over which these service-based vesting awards will be expensed is approximately 2.7 years.
Performance-based restricted stock
On March 8, 2024, the Company granted a performance-based restricted stock award ("PSA") for 109,512 shares to an executive. The shares granted contained performance conditions based on Company metrics related to future performance. The shares were to vest as to between 0% and 200% of the number of restricted shares granted to the recipient based on performance conditions during the period beginning on January 1, 2024 through December 31, 2025. The grant date fair value of this award was $17.36 per share. The fair value of this award was expensed on a straight-line basis over the requisite service period ending on December 31, 2025.
On February 24, 2026, the Compensation Committee of the Board (the "Compensation Committee") determined the PSA attainment was 200% of the target number of restricted shares granted based on the achievement of the performance conditions set forth in the award. The recipient was granted 219,024 shares that vested upon the date of the Compensation Committee's determination of the PSA attainment. The aggregate fair value of the performance-based restricted stock award that vested during the three months ended March 31, 2026 was $4.3 million. No performance-based restricted stock awards vested during the three months ended March 31, 2025.

There was no stock compensation expense related to the PSA during the three months ended March 31, 2026. We recognized $0.4 million in stock compensation expense related to the PSA during the three months ended March 31, 2025. There were no performance-based restricted stock awards granted during the three months ended March 31, 2026 and 2025.
Market-based restricted stock
The following is a summary of market-based restricted stock activity under the Company's stock plan for the three months ended March 31, 2026 and the status of market-based restricted stock outstanding as of March 31, 2026:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Shares	Wtd. Avg. Grant	Shares	Wtd. Avg. Grant
Outstanding as of beginning of period	477,200	$33.02	495,686	$25.69
Granted	355,420	27.17	451,801	32.91
Vested	(383,459)	27.30	(470,287)	25.19
Non-vested as of March 31, 2026	449,161	$33.27	477,200	$33.02
The following is a summary of key inputs to the Company's market-based restricted stock awards as of March 31, 2026:

						Fair Value Assumptions
	Grant Date	Target Shares	Vesting Range	Market Condition Period	FV of Award (in millions)	Volatility	Risk Free Rate	Dividend Rate	Attainment %	Vested Shares
2024 TSR(1)	3/8/2024	239,464	0% - 200%	1/1/2024 - 12/31/2025	$6.3	80%	4.6%	—%	156%	352,901
2025 TSR(2)	3/18/2025	250,252	0% - 200%	1/1/2025 - 12/31/2026	$9.8	60%	4.1%	—%	N/A	N/A
2026 TSR	2/24/2026	214,188	0% - 200%	1/1/2026 - 12/31/2027	$5.7	51%	3.4%	—%	N/A	N/A
(1) Of the $6.3 million fair value of the 2024 Total Shareholder Return ("TSR") award being expensed on a straight-line basis over the grant date to the vesting date, $0.3 million of expense was recognized in 2024 to reflect accelerations in the vesting period of certain awards.

(2) Of the $9.8 million fair value of the 2025 TSR award being expensed on a straight-line basis over the grant date to the vesting date, $0.5 million of expense was recognized in 2026 to reflect accelerations in the vesting period of certain awards.
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
We recognized stock compensation expense of $2.1 million and $1.0 million related to market-based restricted stock awards for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there were $9.3 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. The weighted average remaining recognition period over which these market-based awards will be expensed is approximately 1.3 years.
The aggregate fair value of the market-based awards that vested was $10.0 million and $11.5 million for the three months ended March 31, 2026 and 2025, respectively.
Total stock compensation expense
Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, with awards generally vesting over a 4-year period, and forfeitures recognized as incurred. In accordance with ASC 350-40, stock compensation expenses allocable to intangible assets for internal use are capitalized. The Company recorded total stock compensation expense for the three months ended March 31, 2026 and 2025, as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cost of revenue	$175	$292
General and administrative costs	3,548	2,968
Sales and marketing costs	413	361
Research and development costs	670	361
Total	$4,806	$3,982
Tax withholding on vesting of shares
Beginning during the three months ended March 31, 2026, upon the vesting of service vesting-based, performance-based, and market-based restricted stock awards to the Company's employees, the related employee tax liabilities may be settled either by sell-to-cover, or by net settlement of shares, whereby shares issued are net of shares withheld to cover minimum statutory tax withholding obligations. The fair value of the shares withheld for tax withholdings is recorded as a reduction to Additional paid-in capital in the Unaudited Condensed Consolidated Balance Sheets and as a component of net cash used in financing activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

14.    Income taxes
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
The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. Income tax expense of $0.1 million for the three months ended March 31, 2026 resulted in an effective income tax rate of 5.0%. Included in the $0.1 million of tax expense was discrete tax benefit of $0.5 million related to stock compensation and return to provision adjustments, which was offset by a change in the valuation allowance.
The Company’s projected effective income tax rate excluding the impact, if any, of discrete items is 4.2%, which is lower than the U.S. federal statutory rate of 21% primarily due to the increase in the valuation allowance on deferred tax assets, non-deductible executive compensation, and state taxes offset by research tax credits.
The Company acquired the remaining equity of PanTHERA, a Canadian corporation, on April 4, 2025. The Company's projected effective income tax rate is 0% with respect to its Canadian jurisdiction, primarily due to research and development credits.
Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. In determining the need for a valuation allowance, the Company’s management evaluates all available positive and negative evidence to determine if it is more likely than not that its deferred tax assets are realizable. As of March 31, 2026, the Company's management believes there is uncertainty regarding the future realizability of the U.S. net operating loss carryforward and is projecting a full valuation allowance of $45.3 million against its deferred tax assets as the realization of such assets is not considered to be more likely than not at this time. If the Company's conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record a tax benefit in its Condensed Consolidated Statements of Operations when that occurs.
15.    Net income from continuing operations per common share
Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under the treasury stock method. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect.

The following table presents computations of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except share and earnings per share data)	2026	2025
Basic and diluted earnings (loss) per common share
Numerator:
Net income from continuing operations	$1,186	$271

Denominator:
Weighted-average common shares issued and outstanding - Basic	48,458,536	47,134,720
Effect of dilutive securities	789,539	1,232,836
Weighted-average common shares issued and outstanding - Diluted	49,248,075	48,367,556

Net income per share from continuing operations
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Anti-dilutive shares	17,302	23,550
16. Segment, customer, and geographic information
The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company’s Chief Executive Officer, Mr. Roderick de Greef, who is the CODM, reviews the Company’s operations on a consolidated basis for purposes of allocating resources and evaluating financial performance. As a single reportable segment entity, the Company’s segment performance measure is consolidated net income from continuing operations.
Significant segment expenses are presented in the Company’s Unaudited Condensed Consolidated Statements of Operations. Additional significant segment expenses that are not separately presented in the Company’s Unaudited Condensed Consolidated Statements of Operations include Shared-based compensation and Depreciation expense. These are presented in the Unaudited Condensed Consolidated Statement of Cash Flows, and Note 13: Stock-based compensation and Note 8: Property and equipment, net.
Other expense items not individually significant in net income from continuing operations are changes in inventory values due to changes in its carrying basis, costs associated with the Company’s acquisitions or divestitures in the period these take place, and gain or loss on disposal of fixed assets. The information provided to the Company’s CODM for purposes of making decisions and assessing segment performance excludes asset information.
Concentrations of risk
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	March 31,	December 31,	Three Months Ended March 31,
	2026	2025	2026	2025
Customer A	*	12%	*	*
Customer B	*	22%	*	*
Customer C	11%	*	15%	19%
Customer D	28%	*	23%	13%
Customer E	13%	*	*	*
Customer F	11%	*	*	*
Customer G	*	*	*	11%
*less than 10%
The following is a summary of revenue by major product family representing over 10% of the Company's total revenue:

	Three Months Ended March 31,
Product revenue concentration	2026	2025
CryoStor	82%	84%
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended March 31,
Revenue by customers’ geographic locations	2026	2025
United States	80%	80%
Europe, Middle East, Africa (EMEA)	14%	15%
Other	6%	5%
Total revenue	100%	100%
All of the Company's long-lived assets, totaling $21.6 million as of March 31, 2026, are located within the United States.
In the three months ended March 31, 2026, one supplier accounted for 22% of purchases. In the three months ended March 31, 2025, no suppliers accounted for more than 10% of purchases.
As of March 31, 2026, two different suppliers accounted for 42% and 14% of accounts payable, respectively. As of December 31, 2025, three different suppliers accounted for 28%, 18%, and 17% of accounts payable, respectively.
17.    Employee benefit plan
The Company sponsors 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $0.2 million in contributions to this plan for both the three months ended March 31, 2026 and 2025.
18.    Subsequent events
The Company has evaluated events subsequent to March 31, 2026 through the date of this filing to assess the need for potential recognition or disclosure. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the Unaudited Condensed Consolidated Financial Statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations
Forward looking statements
Certain statements contained in this Quarterly Report on Form 10-Q are not historical facts and may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plans,” “expects,” “believes,” “anticipates,” “designed,” and similar words are intended to identify forward-looking statements. Forward-looking statements are based on our current expectations and beliefs, and involve a number of risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from those stated or implied by the forward-looking statements. A description of certain of these risks, uncertainties and other matters can be found in filings we make with the U.S. Securities and Exchange Commission (the “SEC”), all of which are available at www.sec.gov, including our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026, as amended by the Annual Report on Form 10-K/A filed with the SEC on April 28, 2026 (the "Annual Report"). Because forward-looking statements involve risks and uncertainties, actual results and events may differ materially from results and events currently expected by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances that occur after the date hereof or to reflect any change in its expectations with regard to these forward-looking statements or the occurrence of unanticipated events.
References herein to “us”, “we”, or “our” refer to BioLife Solutions, Inc., and its consolidated subsidiaries, and to the “Company” or “BioLife” refer to BioLife Solutions, Inc. only.

Overview
Management’s discussion and analysis provides additional insight into us and is provided as a supplement to, and should be read in conjunction with, our Annual Report.
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
On October 6, 2025, the Company entered into a Limited Liability Company Membership Interest Purchase Agreement (the “SAVSU Purchase Agreement”), by and between the Company and Peli BioThermal LLC, a Delaware limited liability company (“SAVSU Buyer”), for the sale by the Company of all of the issued and outstanding limited liability company membership interests (the “SAVSU Interests”) of SAVSU Cleo Technologies, LLC, a Delaware limited liability company ("SAVSU"), to SAVSU Buyer (the “SAVSU Divestiture”). SAVSU contained our evo cloud connected “smart” shipping container products that provided passive storage and transport for temperature-sensitive biologics and pharmaceuticals. Upon the execution of the SAVSU Purchase Agreement, the SAVSU business is presented in the accompanying Unaudited Condensed Consolidated Financial Statements as a discontinued operation for all periods presented.
On April 4, 2025, pursuant to a Stock Purchase Agreement (the “PanTHERA Purchase Agreement”), by and among the Company, Casdin Partners Master Fund L.P. and each other person listed on Schedule A thereto (the “PanTHERA Sellers”), 2699979 Alberta LTD., an Alberta corporation and a wholly owned subsidiary of the Company (“PanTHERA Buyer Sub”), PanTHERA CryoSolutions Inc., an Alberta corporation (“PanTHERA”) and Dr. Jason Acker, solely in his capacity as Sellers’ Representative, the Company acquired the remaining 90% of the issued and outstanding shares of common stock of PanTHERA not owned by the Company from the PanTHERA Sellers (the “PanTHERA Transaction”). PanTHERA contains a patented Ice Recrystallization Inhibitor (“IRI”) GEN 2 cryopreservation technology that we expect to ultimately enhance our core capabilities in biopreservation and within the CGT market upon achievement of commercial viability. For additional information on the acquisition of PanTHERA, see Note 2: Acquisition within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
During the three months ended March 31, 2026, we changed our inventory valuation method. At December 31, 2025, we valued biopreservation media inventory at cost or, if lower, net realizable value, using the specific identification method. For thaw inventory, we utilized cost or, if lower, net realizable value, using the average costing method. All other inventory was valued using cost or, if lower, net realizable value, using the first-in, first-out method. As of March 31, 2026, all inventories are now valued at cost or, if lower, net realizable value, using the weighted average costing method. We believe this change is preferable as it provides a consistent, uniform costing method for all inventories across the Company and improves comparability with peers. These changes did not have a material effect on inventory, net, cost of revenue, or net income for all periods presented; therefore, prior comparative financial statements have not been restated.
Results of operations
The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the related footnotes thereto.
Revenue
Total revenue for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Revenue	$27,500	$22,054	$5,446	25%
Revenue was $27.5 million for the three months ended March 31, 2026, representing an increase of $5.4 million, or 25%, compared with the same period in 2025. The increase in product revenues for the three months ended March 31, 2026 was largely driven by an increase in customer demand for our biopreservation media products compared to the same period in the prior year.
Cost of revenue and Gross margin
Total costs and operating expenses for three months ended March 31, 2026 and 2025 were composed of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Revenue	$27,500	$22,054	$5,446	25%
Cost of revenue	10,004	7,254	2,750	38%
Gross profit	$17,496	$14,800	$2,696	18%

Gross margin	64%	67%		(3)%
Cost of revenue increased $2.8 million, or 38%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase during the three months ended March 31, 2026 is primarily due to the increase in sales compared to the same period in the prior year in addition to an increase in sales in lower margin products.
Gross margin decreased by 3% for the three months ended March 31, 2026 compared to the same period in 2025. The decrease is primarily due to a less favorable product mix compared to the same period in the prior year.
Operating expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
General and administrative	$12,208	$11,351	$857	8%
Sales and marketing	2,526	2,443	83	3%
Research and development	2,650	1,439	1,211	84%
Intangible asset amortization	85	66	19	29%
Total operating expenses	$17,469	$15,299	$2,170	14%
General and administrative expenses
General and administrative (“G&A”) expenses consist primarily of personnel-related expenses, stock-based compensation, professional fees, such as accounting and consulting fees, and corporate insurance.
G&A expenses increased $0.9 million, or 8%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase for the three months ended March 31, 2026 is primarily driven by an increase in personnel costs, including stock-based compensation. These increases were offset by a reduction in acquisition costs compared to the same period during the prior year.
Sales and marketing expenses
Sales and marketing (“S&M”) expenses consist primarily of personnel-related costs, stock-based compensation, consulting, advertising, and travel expense.
S&M expenses increased $83 thousand, or 3%, for the three months ended March 31, 2026. The increase for the three months ended March 31, 2026 is primarily due to an increase in salaries compared to the same period in the prior year, partially offset by a decrease in spend on advertising materials.

Research and development expenses
Research and development (“R&D”) expenses consist primarily of personnel-related costs, consulting, research supplies, and milestone expenses related to third-party research agreements.
R&D expenses increased $1.2 million, or 84%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase for the three months ended March 31, 2026 is primarily driven by an increase in personnel costs from the increase in headcount related to the acquisition of PanTHERA during the prior year.
Intangible asset amortization expense
Intangible asset amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions in which we acquired definite-lived intangible assets.
Other income
Total other income for the three months ended March 31, 2026 and 2025 was composed of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Interest income, net	$1,041	$683	$358	52%
Other income	180	101	79	78%
Total other income, net	$1,221	$784	$437	56%
Interest income, net
Interest income, net incurred during the three months ended March 31, 2026 related primarily to the Term Loan (as defined in Note 12: Long-term debt, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) and indirect tax liabilities. We also earn interest on cash held in our money market account and available-for-sale securities. The increase in our interest income, net during the three months ended March 31, 2026 can be attributed to the increases in interest income from our available-for-sale securities compared to the same periods in 2025 in addition to decreases in our long-term debt balance, decreasing interest expenses when compared to the same periods in 2025.
Other income
Other income consists of various non-cash income and expenses, primarily reflecting activity in the accretion or amortization of our available-for-sale securities and other investments. The increase in other income during the three months ended March 31, 2026 is primarily due to increased income from the accretion of our available-for-sale securities in addition to the increase in the balance of our financial instruments measured at fair value.
Liquidity and capital resources
On March 31, 2026 and December 31, 2025, we had $111.5 million and $120.2 million in cash, cash equivalents, and available-for-sale securities, respectively.
On October 6, 2025, we consummated the SAVSU Divestiture. In connection with the closing of the transaction, we received net proceeds of $23.9 million, including a $2.5 million indemnity holdback which we expect to receive in full one year after the closing date. We also incurred additional expenses related to the SAVSU Divestiture, including $1.5 million to the brokers, attorneys, and other external parties for legal and other transaction services. We also recognized $1.3 million in stock compensation expense in connection with the acceleration of unvested shares for all former employees that remained with SAVSU upon the closing of this transaction in addition to providing a retention bonus for all former employees of $0.5 million. For additional information on the SAVSU Divestiture, see Note 3: Discontinued operations within the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
On April 4, 2025, we consummated the PanTHERA Transaction. The aggregate purchase price of the acquisition was $16.8 million, which included $11.5 million in cash and 213,360 shares of our common stock. Additionally, pursuant to the

PanTHERA Purchase Agreement, the PanTHERA Sellers are eligible to receive up to $7.2 million in cash or equivalent shares of the Company's common stock (as elected by the PanTHERA Sellers) over a three-year earnout period upon the achievement of certain revenue targets based on our earnings derived from the acquired IRI GEN 2 cryopreservation technology in addition to the achievement of an operational milestone within the first year of the earnout period. For additional information on the PanTHERA Transaction, see Item I, Note 2: Acquisition within the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Based on our current expectations with respect to our future revenue and expenses, we believe that our current level of cash, cash equivalents, and other liquid assets will be sufficient to meet our liquidity needs for at least the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q and for the foreseeable future. However, we may choose to raise additional capital through a debt or equity financing for strategic purposes. Additional capital, if required, may not be available on reasonable terms, if at all.
Cash flows

	Three Months Ended March 31,
(In thousands)	2026	2025	$ Change
Operating activities	$(491)	$1,727	$(2,218)
Investing activities	(1,830)	(27,176)	25,346
Financing activities	(7,895)	(2,992)	(4,903)
Net decrease in cash and cash equivalents	$(10,216)	$(28,441)	$18,225
Net cash (used in) provided by operating activities
Net cash used in operating activities was $0.5 million during the three months ended March 31, 2026 compared to $1.7 million provided by operating activities during the three months ended March 31, 2025. The increase in net cash used in operating activities was primarily due to the timing of collection and disbursement of working capital related items in accounts receivable, inventories, and accounts payable.
Net cash used in investing activities
Net cash used in investing activities totaled $1.8 million during the three months ended March 31, 2026 compared to $27.2 million used in investing activities for the three months ended March 31, 2025. The decrease in net cash used in investing activities was primarily driven by a decrease of $10.0 million in purchases of our investments in available-for-sale marketable securities. There was additionally an increase of $13.4 million in maturities of available-for-sale securities, providing a greater offset to purchases of available for sale securities than in the prior year.
Net cash used in financing activities
Net cash used in financing activities totaled $7.9 million during the three months ended March 31, 2026, compared to $3.0 million used in financing activities during the three months ended March 31, 2025. The increase in net cash used in financing activities was primarily the result of our election to cover minimum statutory tax withholding obligations for the vesting of share based awards in cash rather than through sell-to-cover transactions. This used $5.6 million in cash compared to the prior year. For additional information on our election, see Note 13: Stock-based compensation within the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Contractual obligations
Our material cash requirements include contractual and other obligations which we previously disclosed within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Other than the contractual obligation listed below, there have been no significant changes to these obligations in the three months ended March 31, 2026.

Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of March 31, 2026, our total short-term obligations were $17.3 million.
Item 3. Quantitative and qualitative disclosures about market risk
For information regarding our exposure to certain market risks, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our market risk exposure during the three months ended March 31, 2026.
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, we implemented the NetSuite Design-to-Build module which allowed us to 1) automate our tracking of inventory quantity and valuation of inventory under the weighted-average costing method and 2) streamline our purchasing and manufacturing procedures across product lines.
Other than the changes noted above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that would have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION
None.

Item 6. Exhibits

Exhibit No.	Description

18.1	Preferability letter from Grant Thornton dated May 7, 2026

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Company specifically incorporates the foregoing information into those documents by reference.

**	In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Date: May 7, 2026	/s/ Troy Wichterman
Troy Wichterman
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)