Form 10-Q
period 2026-06-30
BIOLIFE SOLUTIONS INC
filed 2026-08-06
CIK 834365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 30, 2026, 48,906,704 shares of the registrant’s common stock were outstanding.

BIOLIFE SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except per share and share data)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$23,997	$33,038
Available-for-sale securities, current portion	58,419	55,889
Accounts receivable, trade, net of allowance for credit losses of $16 and $22 as of June 30, 2026 and December 31, 2025, respectively	10,652	7,953
Inventories	35,591	30,155
Prepaid expenses and other current assets	6,539	9,526
Total current assets	135,198	136,561

Property and equipment, net	15,235	14,713
Operating lease right-of-use assets, net	8,644	7,466
Other assets	3,289	3,050
Available-for-sale securities, long-term	30,654	31,250
Intangible assets, net	3,654	4,257
Deferred tax assets, net	42,233	—
Goodwill	208,587	208,587
Total assets	$447,494	$405,884

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,482	$1,486
Accrued expenses and other current liabilities	6,798	11,974
Sales taxes payable	2,074	2,279
Lease liabilities, operating, current portion	2,593	2,243
Debt, current portion	—	4,997
Total current liabilities	13,947	22,979

Lease liabilities, operating, long-term	13,145	10,657
Deferred tax liabilities	—	189
Other long-term liabilities	399	171
Total liabilities	27,491	33,996

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Series A, 4,250 shares designated, and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 48,889,090 and 48,198,928 shares issued and outstanding, respectively, as of June 30, 2026 and December 31, 2025	49	48
Additional paid-in capital	713,571	711,404
Accumulated other comprehensive (loss) income, net of tax	(211)	132
Accumulated deficit	(293,406)	(339,696)
Total shareholders’ equity	420,003	371,888
Total liabilities and shareholders’ equity	$447,494	$405,884
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share and share data)	2026	2025	2026	2025

Revenue	$28,466	$23,438	$55,966	$45,492
Cost of revenue	10,179	8,203	20,182	15,457
Gross profit	18,287	15,235	35,784	30,035
Operating expenses:
General and administrative	10,694	11,232	22,901	22,582
Sales and marketing	2,782	2,577	5,308	5,020
Research and development	2,958	1,965	5,608	3,404
IPR&D expense	—	15,521	—	15,521
Intangible asset amortization	157	66	242	132
Total operating expenses	16,591	31,361	34,059	46,659
Operating income (loss)	1,696	(16,126)	1,725	(16,624)

Other income:
Interest income, net	994	684	2,035	1,365
Other income	63	247	242	349
Total other income, net	1,057	931	2,277	1,714

Income (loss) before income tax (benefit) expense	2,753	(15,195)	4,002	(14,910)
Income tax (benefit) expense	(42,351)	126	(42,288)	140
Net income (loss) from continuing operations	45,104	(15,321)	46,290	(15,050)

Discontinued operations:
Loss from discontinued operations before income tax benefit	—	(517)	—	(1,236)
Income tax benefit	—	—	—	—
Loss from discontinued operations	—	(517)	—	(1,236)

Net income (loss)	$45,104	$(15,838)	$46,290	$(16,286)

Net income (loss) per share - Basic:
Continuing operations	$0.92	$(0.32)	$0.95	$(0.31)
Discontinued operations	$—	$(0.01)	$—	$(0.03)
Net income (loss) per share	$0.92	$(0.33)	$0.95	$(0.34)

Net income (loss) per share - Diluted:
Continuing operations	$0.91	$(0.32)	$0.94	$(0.31)
Discontinued operations	$—	$(0.01)	$—	$(0.03)
Net income per share	$0.91	$(0.33)	$0.94	$(0.34)

Weighted average shares used to compute income (loss) per share:
Basic	48,866,822	47,798,146	48,663,807	47,468,266
Diluted	49,294,679	47,798,146	49,259,528	47,468,266
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025

Net income (loss)	$45,104	$(15,838)	$46,290	$(16,286)

Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of tax	(91)	38	(343)	47
Comprehensive income (loss)	$45,013	$(15,800)	$45,947	$(16,239)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three Months Ended June 30, 2026
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2026	—	$—	48,825,291	$49	$710,811	$(120)	$(338,510)	$372,230
Stock-based compensation	—	—	—	—	3,854	—	—	3,854
Stock option exercises	—	—	2,000	—	3	—	—	3
Stock issued – on vested shares	—	—	92,620	—	—	—	—	—
Tax withholding on vesting of shares	—	—	(30,821)	—	(1,097)	—	—	(1,097)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(91)	—	(91)
Net income	—	—	—	—	—	—	45,104	45,104
Balance, June 30, 2026	—	$—	48,889,090	$49	$713,571	$(211)	$(293,406)	$420,003

	Three Months Ended June 30, 2025
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2025	—	$—	47,548,431	$48	$688,092	$33	$(335,549)	$352,624
Stock-based compensation	—	—	—	—	5,859	—	—	5,859
Stock option exercises	—	—	10,000	—	18	—	—	18
Stock issued – on vested shares	—	—	74,047	—	(1)	—	—	(1)
Common stock shares issued for PanTHERA transaction	—	—	213,360	—	4,455	—	—	4,455
Unrealized gain on available-for-sale securities	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(15,838)	(15,838)
Balance, June 30, 2025	—	$—	47,845,838	$48	$698,423	$71	$(351,387)	$347,155
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30, 2026
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2025	—	$—	48,198,928	$48	$711,404	$132	$(339,696)	$371,888
Stock-based compensation	—	—	—	—	8,660	—	—	8,660
Stock option exercises	—	—	102,000	—	193	—	—	193
Stock issued – on vested shares	—	—	891,080	1	(1)	—	—	—
Tax withholding on vesting of shares	—	—	(302,918)	—	(6,685)	—	—	(6,685)
Unrealized gain on available-for-sale securities	—	—	—	—	—	(343)	—	(343)
Net income	—	—	—	—	—	—	46,290	46,290
Balance, June 30, 2026	—	$—	48,889,090	$49	$713,571	$(211)	$(293,406)	$420,003

	Six Months Ended June 30, 2025
(In thousands, except share data)	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2024	—	$—	46,906,765	$47	$683,939	$24	$(335,101)	$348,909
Stock-based compensation	—	—	—	—	10,012	—	—	10,012
Stock option exercises	—	—	10,000	—	18	—	—	18
Stock issued – on vested shares	—	—	715,713	1	(1)	—	—	—
Common stock shares issued for PanTHERA transaction	—	—	213,360	—	4,455	—	—	4,455
Unrealized gain on available-for-sale securities	—	—	—	—	—	47	—	47
Net loss	—	—	—	—	—	—	(16,286)	(16,286)
Balance, June 30, 2025	—	$—	47,845,838	$48	$698,423	$71	$(351,387)	$347,155
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BioLife Solutions, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities
Net income (loss)	$46,290	$(16,286)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	785	1,356
Amortization of intangible assets	723	1,410
Stock-based compensation	8,660	10,012
Non-cash lease expense	1,661	670
Deferred income tax (benefit) expense	(42,422)	51
Accretion of available-for-sale investments	(197)	(305)
Gain on disposal of assets held for rent, net	—	343
IPR&D expense	—	15,521

Change in operating assets and liabilities
Accounts receivable, trade, net	(2,699)	(892)
Inventories	(5,436)	1,260
Prepaid expenses and other assets	2,972	423
Accounts payable	836	(455)
Accrued expenses and other current liabilities	(5,155)	(3,388)
Sales taxes payable	(187)	(625)
Other	26	—
Net cash provided by operating activities	5,857	9,095

Cash flows from investing activities
Purchases of available-for-sale securities	(35,355)	(64,303)
Proceeds from sale of available-for-sale securities	4,690	1,755
Maturities of available-for-sale securities	28,586	8,390
Purchases of assets held for rent	—	(412)
Purchases of property and equipment	(1,210)	(1,918)
Investment in IPR&D	—	(10,221)
Purchase of intangible assets	(120)	—
Net cash used in investing activities	(3,409)	(66,709)

Cash flows from financing activities
Proceeds from exercises of common stock options	193	18
Payments on term loans	(5,000)	(5,000)
Payment of tax withholding on vesting of shares	(6,685)	—
Payments on financed insurance premium	—	(908)
Other	3	20
Net cash used in financing activities	(11,489)	(5,870)

Net decrease in cash and cash equivalents	(9,041)	(63,484)
Cash and cash equivalents – beginning of period	33,038	95,386
Cash and cash equivalents – end of period	$23,997	$31,902

Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$160	$90
Assets acquired under operating leases	$3,943	$—
Unrealized gains (losses) on available-for-sale securities	$(343)	$47
Non-cash acquisition of PanTHERA	$—	$5,300
Cash interest paid	$103	$480
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
On July 21, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among, BioLife, Repligen Corporation, a Delaware corporation (“Repligen”), Bravo Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of Repligen (“Merger Sub 1”) and Bravo Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of Repligen (“Merger Sub 2”), pursuant to which Repligen will acquire, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, all of the outstanding shares of BioLife’s common stock, par value $0.001 per share (“Common Stock”), for $11.25 cash and 0.1442 shares of Repligen’s common stock, on a per share basis. Pursuant to the Merger Agreement, following consummation of the Merger, we will be a wholly-owned subsidiary of Repligen. As a result of the Merger, we will cease to be a publicly traded company. For additional information on the Merger Agreement, see Note 18: Subsequent events.
On October 6, 2025, the Company entered into a Limited Liability Company Membership Interest Purchase Agreement (the “SAVSU Purchase Agreement”), by and between the Company and Peli BioThermal LLC, a Delaware limited liability company (“SAVSU Buyer”), for the sale by the Company of all of the issued and outstanding limited liability company membership interests (the “SAVSU Interests”) of SAVSU Cleo Technologies, LLC, a Delaware limited liability company ("SAVSU"), to SAVSU Buyer (the “SAVSU Divestiture”). SAVSU contained the Company's evo cloud connected “smart” shipping container products that provided passive storage and transport for temperature-sensitive biologics and pharmaceuticals. Upon the execution of the SAVSU Purchase Agreement, the SAVSU business is presented in the accompanying Unaudited Condensed Consolidated Financial Statements as a discontinued operation for all periods presented.
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
Basis of presentation and consolidation
The Unaudited Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three and six months ended June 30, 2026 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The Unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2026 in accordance with U.S. GAAP, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (the “SEC”) rules and regulations relating to interim financial statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026, as amended by the Annual Report on Form 10-K/A filed with the SEC on April 28, 2026 (the “Annual Report”).
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
Foreign currency exchange
The Company's sales are primarily denominated in the U.S. dollar. Accordingly, the Company's sales are not generally impacted by foreign currency exchange rates. For any transactions denominated in a foreign currency, which were immaterial during the six months ended June 30, 2026 and 2025, the Company remeasures foreign currency transactions into U.S. dollars on its Unaudited Condensed Consolidated Financial Statements in the Other income line item.

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
Change in inventory valuation method
At December 31, 2025, the Company valued biopreservation media inventory at cost or, if lower, net realizable value, using the specific identification method. For thaw inventory, the Company utilized cost or, if lower, net realizable value, using the average costing method. All other inventory was valued using cost or, if lower, net realizable value, using the first-in, first-out method. As of March 31, 2026 and subsequent periods, all inventories are valued at cost or, if lower, net realizable value, using the weighted average costing method. The Company believes this change is preferable as it provides a consistent, uniform costing method for all inventories across the Company and improves comparability with peers. These changes did not have a material effect on inventories, cost of revenue, or net income for all periods presented; therefore, prior comparative financial statements have not been restated.
Liquidity and capital resources
On June 30, 2026 and December 31, 2025, the Company had $113.1 million and $120.2 million in cash, cash equivalents, and available-for-sale securities, respectively. Based on the Company’s current expectations with respect to its future revenue and expenses, the Company believes that its current level of cash, cash equivalents, and other liquid assets will be sufficient to meet its liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q.
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
For additional information, see caption “Risk Factors” identified in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Form 10-Q.
Recent accounting pronouncements
Recently issued accounting pronouncements not yet adopted
On May 19, 2026, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2026-02, Environmental Credits and Environmental Credit Obligations ("ASU 2026-02"). ASU 2026-02 establishes authoritative guidance regarding recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase or receive environmental credits or that have a regulatory compliance obligation that may be settled with environmental credits. The amendments of ASU 2026-02 should be applied retrospectively and are effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the application of this standard will have a material impact on its Consolidated Financial Statements and related disclosures.

On April 23, 2026, FASB issued ASU No. 2026-01, Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock ("ASU 2026-01"). This guidance requires entities to initially measure paid-in-kind ("PIK") dividends on equity-classified preferred stock based on the dividend rate specified in the related agreement applied to the instrument’s liquidation preference. The amendments are intended to improve comparability by reducing diversity in practice related to the measurement of such dividends and do not affect the timing of recognition. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating ASU 2026-01 guidance and does not currently expect it to have a material impact on its Consolidated Financial Statements and related disclosures.
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
Pursuant to the PanTHERA Purchase Agreement, the PanTHERA Sellers are eligible to receive up to $7.2 million in cash or equivalent shares of the Company's common stock (as elected by the PanTHERA Sellers) over a three-year earnout period upon the achievement of certain revenue targets based on the Company's earnings derived from the acquired IRI GEN 2 cryopreservation technology in addition to the achievement of an operational milestone within the first year of the earnout period. The PanTHERA Purchase Agreement also contains an embedded change in control protective provision. As of June 30, 2026, the Company's management determined that the probability of the PanTHERA Sellers achieving the outlined revenue and operational targets to be remote. As a result, no earnout consideration for any period has been recognized.
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
In connection with the disposal of SciSafe, the Company remains liable and responsible for the full performance and observance of all of the provisions, covenants, and conditions in one of SciSafe's operating leases. In the case of a breach or violation of any provision of the lease by the SciSafe Buyer, the Company is deemed to be and shall constitute a default of the lease provisions. Simultaneously, the Company received indemnification pursuant to any obligation owed by the Company under this operating lease. This indicates the Company undertakes the obligation to stand ready to perform over the term of the guarantee in the event of the specified triggering events noted above, or conditions, such as breach or default, occur. However, the non-contingent aspect of the guarantee enables the Company to recover any losses from the SciSafe Buyer. As of June 30, 2026, the fair value of this guarantee is not material. The outstanding minimum lease payments equal approximately $2.1 million and the lease terminates in 2031.
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

Summarized financial data of discontinued operations
The tables below summarize financial data of SAVSU for the three and six months ended June 30, 2025. Interest expenses directly associated with the debt of a disposed entity is reported in discontinued operations below.
The table below summarizes the key components of loss from discontinued operations as follows:

(In thousands)	Three Months Ended June 30, 2025
Revenue	$1,983
Cost of revenue	1,387
Gross profit	596
Operating expenses	(1,114)
Other income, net	1
Loss before income taxes	(517)
Income tax expense	—
(Loss) income from discontinued operations, net of income taxes	$(517)

(In thousands)	Six Months Ended June 30, 2025
Revenue	$3,870
Cost of revenue	2,883
Gross profit	987
Operating expenses	(2,224)
Other income, net	1
Loss before income taxes	(1,236)
Income tax expense	—
Loss from discontinued operations, net of income taxes	$(1,236)
Below is a summary of incurred depreciation, amortization, interest expenses, capital expenditures, and other noncash related costs for discontinued operations.

(In thousands)	Three Months Ended June 30, 2025
Depreciation	$473
Amortization	$376
Stock-based compensation	$142
Capital expenditures	$269

(In thousands)	Six Months Ended June 30, 2025
Depreciation	$971
Amortization	$753
Stock-based compensation	$314
Interest expense, net	$2
Capital expenditures	$519
SAVSU had no remaining balances as of June 30, 2026 or December 31, 2025.
4.    Fair value measurement
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, based on the three-tier fair value hierarchy:
(In thousands)

As of June 30, 2026	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$23,355	$—	$—	$23,355
Available-for-sale securities:
U.S. government securities	21,390	—	—	21,390
Corporate debt securities	5,685	50,964	—	56,649
Other debt securities	—	11,034	—	11,034
Convertible promissory note	—	—	2,983	2,983
Total	$50,430	$61,998	$2,983	$115,411

As of December 31, 2025
Assets:
Cash equivalents:
Money market accounts	$31,241	$—	$—	$31,241
Available-for-sale securities:
U.S. government securities	20,749	—	—	20,749
Corporate debt securities	6,700	45,180	—	51,880
Other debt securities	—	14,510	—	14,510
Convertible promissory note	—	—	2,983	2,983
Total	$58,690	$59,690	$2,983	$121,363
In July 2025, the Company invested $2.0 million cash in a convertible promissory note issued by an unrelated third-party company. The convertible promissory note accrues interest at an annual rate of 10%. The principal and accrued PIK interest are payable at maturity on October 1, 2028. The carrying value of the Company's Level 3 financial instrument is presented within Other assets in the Unaudited Condensed Consolidated Balance Sheets. The Company elected to disclose changes in the estimated fair value of the Level 3 financial instrument as a component of Other income in the Unaudited Condensed Consolidated Statements of Operations.
On July 1, 2026, the Company’s investment in the convertible promissory note and the accrued interest, was converted into preferred shares of the investee. For additional information, see Note 18: Subsequent events.
There have been no transfers of assets or liabilities between the fair value measurement levels.

5.    Investments
Available-for-sale securities
The Company’s portfolio of available-for-sale marketable securities consists of the following:

	June 30, 2026
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$11,781	$4	$(28)	$11,757
Corporate debt securities	37,201	4	(47)	37,158
Other debt securities	9,508	2	(6)	9,504
Total short-term	58,490	10	(81)	58,419

Available-for-sale securities, long-term
U.S. government securities	9,679	—	(46)	9,633
Corporate debt securities	19,578	—	(87)	19,491
Other debt securities	1,536	—	(6)	1,530
Total long-term	30,793	—	(139)	30,654

Total available-for-sale securities	$89,283	$10	$(220)	$89,073

	December 31, 2025
	Amortized Cost	Gross unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities, current portion
U.S. government securities	$9,946	$33	$—	$9,979
Corporate debt securities	34,783	41	—	34,824
Other debt securities	11,066	20	—	11,086
Total short-term	55,795	94	—	55,889

Available-for-sale securities, long-term
U.S. government securities	10,756	14	—	10,770
Corporate debt securities	17,038	23	(5)	17,056
Other debt securities	3,418	6	—	3,424
Total long-term	31,212	43	(5)	31,250

Total available-for-sale securities	$87,007	$137	$(5)	$87,139

	June 30, 2026
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$58,490	$58,419
Due after one year through five years	30,793	30,654
Total	$89,283	$89,073

The following tables present information about the available-for-sale investments that had been in a continuous unrealized loss position for less than 12 months:

	June 30, 2026
	Less than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$51,067	$(134)	$51,067	$(134)
U.S. government securities	16,382	(75)	16,382	(75)
Other debt securities	8,748	(11)	8,748	(11)
Total	$76,197	$(220)	$76,197	$(220)

	December 31, 2025
	Less than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$7,519	$(5)	$7,519	$(5)
Total	$7,519	$(5)	$7,519	$(5)
As of June 30, 2026 and December 31, 2025, all available-for-sale securities investments presented above with unrealized losses have been in an unrealized loss position for less than 12 months.
As of June 30, 2026, none of the Company's available-for-sale marketable securities exhibited risk of credit loss and therefore no allowance for credit losses was recorded.
6.    Inventories
Inventories consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(In thousands)	2026	2025
Raw materials	$12,455	$10,561
Work in progress	8,080	6,371
Finished goods	15,056	13,223
Total inventories	$35,591	$30,155
7.    Leases
The Company has various operating lease agreements for office space, warehouses, manufacturing, production locations, and other equipment. The Company's real estate leases had original lease terms of three to eleven years and have remaining lease terms of one to ten years. The Company excludes options that are not reasonably certain to be exercised from our lease terms, ranging from one to ten years. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms, with all other lease payments consisting of variable lease costs. For certain leases, the Company receives incentives from its landlords, such as rent abatements, which effectively reduce the total lease payments owed for these leases.
The Company did not have any financing lease arrangements as of June 30, 2026 and December 31, 2025.

The table below presents certain information related to the weighted average discount rate and weighted average remaining lease term for the Company’s leases as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(In thousands)	2026	2025
Weighted average discount rate - operating leases	6.6%	6.4%
Weighted average remaining lease term in years - operating leases	6.1	5.2
The components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating lease costs	$621	$603	$1,167	$1,214
Short-term lease costs	20	38	43	49
Total operating lease costs	641	641	1,210	1,263

Variable lease costs	335	227	755	523
Total lease costs	$976	$868	$1,965	$1,786
Maturities of the Company's lease liabilities as of June 30, 2026 were as follows:

(In thousands)	Operating Leases
2026 (6 months remaining)	$1,732
2027	3,329
2028	3,147
2029	3,248
2030	3,094
Thereafter	4,707
Total lease payments	19,257
Less: interest	(3,519)
Total present value of lease liabilities	$15,738
8.    Property and equipment, net
Property and equipment consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(In thousands)	2026	2025
Property and equipment
Leasehold improvements	$7,270	$3,507
Furniture and computer equipment	326	265
Manufacturing and other equipment	5,027	4,607
Construction in-progress	8,385	11,268
Subtotal	21,008	19,647
Less: Accumulated depreciation	(5,773)	(4,934)
Property and equipment, net	$15,235	$14,713

Depreciation expense for property and equipment was $0.4 million and $0.8 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2025, respectively.
9.    Goodwill and intangible assets
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized but instead is tested for impairment at least annually in accordance with ASC 350.
Intangible assets
Intangible assets, net consisted of the following as of June 30, 2026 and December 31, 2025:

(In thousands, except weighted average useful life)	June 30, 2026
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Tradenames	$2,794	$(1,399)	$1,395	5.4
Technology - acquired	7,942	(5,683)	2,259	2.4
Total intangible assets	$10,736	$(7,082)	$3,654	3.2

(In thousands, except weighted average useful life)	December 31, 2025
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
Tradenames	$2,794	$(1,268)	$1,526	5.9
Technology - acquired	7,822	(5,091)	2,731	2.9
Total intangible assets	$10,616	$(6,359)	$4,257	3.7
Amortization expense for definite-lived intangible assets was $0.4 million and $0.7 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively.
As of June 30, 2026, the Company expects to record the following amortization expense for definite-lived intangible assets:

(In thousands)	Amortization Expense
For the Years Ending December 31,
2026 (6 months remaining)	$692
2027	995
2028	673
2029	530
2030	412
Thereafter	352
Total	$3,654

10.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(In thousands)	2026	2025
Accrued expenses	$2,703	$5,846
Accrued compensation	3,862	5,933
Accrued lease incentive	45	—
Deferred revenue, current	188	195
Total accrued expenses and other current liabilities	$6,798	$11,974
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
Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain errors and occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2026 and December 31, 2025.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of June 30, 2026, the Company's total short-term obligations were $16.3 million.
Non-income related taxes
Companies are required to collect and remit sales tax from certain customers if the companies are determined to have nexus in a particular state. Upon the determination of nexus, which varies by state, companies are additionally required to maintain detailed record of specific product and customer information within each jurisdiction in which it has established nexus to appropriately determine their sales tax liability, requiring technical knowledge of each jurisdiction’s tax case law. During the year ended December 31, 2025, the Company determined that a sales tax liability related to the periods of 2019 through 2025 was probable and determined an estimated liability. The estimated liability was approximately $2.1 million and $2.3 million as of June 30, 2026 and December 31, 2025, respectively. Due to the variety of jurisdictions to which this estimated liability relates and the Company's ongoing assessment of sales taxes owed, the Company cannot predict when final liabilities will be satisfied. The Company will reevaluate the estimated liability and timing of satisfaction each reporting period.
12.    Long-term debt
Term Loan
On September 20, 2022, the Company and certain of its subsidiaries entered into the Loan and Security Agreement, dated September 20, 2022, by and among Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Bank”), the Company, SAVSU, Arctic Solutions, Inc., a Delaware corporation (doing business as Custom Biogenic Systems, or “CBS”, SciSafe Holdings, Inc., a Delaware corporation (“SciSafe Parent”), and Sexton (together with the Company, SAVSU, CBS and SciSafe Parent, “Borrower”), as amended by that certain Waiver and First Amendment to Loan and Security Agreement, dated February 26, 2024, that certain Consent and Second Amendment to Loan and Security Agreement, dated April 17, 2024 (the “Second Amendment”), and that certain Consent and Third Amendment to Loan and Security Agreement, dated November 11, 2024 (the “Third Amendment”) that certain Consent and Fourth Amendment to Loan and Security Agreement, dated April 4, 2025 (the “Fourth Amendment”), that certain Consent to Loan and Security Agreement dated July 29, 2025 (the “Fifth Amendment”) and that certain Consent to Loan and Security Agreement, dated October 6, 2025 (the “Sixth Amendment”, and the foregoing collectively, the “Loan Agreement”), which provided for a term loan in an aggregate maximum principal amount of up to $60 million in the increments and upon the dates and milestones described below (the “Term Loan”). The Loan Agreement permitted the Company to borrow up to $30 million upon the initial closing of the transactions contemplated by the Loan Agreement (the “Term Loan Closing”), and provided options to borrow (i) up to $10 million between the Term Loan Closing and June 30, 2023, (ii) up to $10 million upon the achievement of certain revenue milestones by the Company, and (iii) an additional $10 million at the discretion of Bank. The Company borrowed $20 million at the Term Loan Closing and accounts for the Term Loan at cost. As of December 31, 2023, the Company had not drawn additional funding nor had it met the revenue milestones outlined within the Loan Agreement. The Company had until December 31, 2023 to draw an additional $10 million, subject to approval from the Bank, and therefore had no additional opportunities under the Loan Agreement. Payments on the borrowing were interest-only through June 2024, with additional criteria allowing for interest-only payments to continue through June 2025, which the Company did not pursue. Tranches borrowed under the Loan Agreement bore interest at the Wall Street Journal prime rate plus 0.5%. However, the interest rate was subject to a ceiling that restricted the interest rate for each tranche from exceeding 1.0% above the overall rate applicable to each tranche at their respective funding dates and had a balloon payment due at the earliest of term loan maturity, repayment of the Term Loan in full, or termination of the Loan Agreement at $1.2 million. The Loan Agreement contained customary representations and warranties as well as customary affirmative and negative covenants.
On April 17, 2024, the Company entered into the Second Amendment by and among Bank, the Company, SAVSU, CBS, SciSafe Parent, Global Cooling, Inc., a Delaware corporation (“Global Cooling”), and Sexton (the Company, SAVSU, CBS, SciSafe Parent, Global Cooling and Sexton, collectively, the “Second Amendment Borrower”). Pursuant to the Second Amendment and subject to the conditions set forth therein, Bank consented to the sale of Global Cooling and released its security interests in the assets of Global Cooling and the shares of common stock of Global Cooling arising under the Loan Agreement. In addition, effective as of the closing of the sale of Global Cooling, the Second Amendment amended the Loan Agreement to remove Global Cooling as a party to the Loan Agreement and provide for a non-refundable termination fee in the amount of $500,000 payable by the Second Amendment Borrower to Bank in the event that the Loan Agreement was terminated prior to the Term Loan Maturity Date (as defined in the Loan Agreement) for any reason. The Second Amendment also contained customary representations and warranties of the Second Amendment Borrower and provided for a release of Bank by the Second Amendment Borrower for any claims existing or arising through the date of the Second Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
On November 11, 2024, the Company entered into the Third Amendment by and among Bank, the Company, SAVSU, CBS, SciSafe Parent and Sexton (the Company, SAVSU, CBS, SciSafe Parent and Sexton, collectively, the “Third Amendment Borrower”). Pursuant to the Third Amendment and subject to the conditions set forth therein, Bank consented to the sale of SciSafe as required pursuant to the Loan Agreement. In addition, effective as of the closing of the sale of SciSafe, the Third Amendment amended the Loan Agreement to provide for a non-refundable termination fee in the amount of $750,000 payable by the Third Amendment Borrower to Bank in the event that the Loan Agreement was terminated prior to the Term Loan Maturity Date for any reason. The Third Amendment also made certain other ministerial changes to the Loan Agreement, contained customary representations and warranties of the Third Amendment Borrower and provided for a release of Bank by the Third Amendment Borrower for any claims existing or arising through the date of the Third Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
On April 4, 2025, the Company entered into the Fourth Amendment, by and among Bank, the Company, SAVSU, and Sexton (the Company, SAVSU and Sexton, collectively, the “Fourth Amendment Borrower”). Pursuant to the Fourth Amendment and subject to the conditions set forth therein, Bank consented to the PanTHERA Transaction and the dissolution of SciSafe as required pursuant to the Loan Agreement. The Fourth Amendment also made certain other ministerial changes to the Loan Agreement, contained customary representations and warranties of the Fourth Amendment Borrower and provided for a release of Bank by the Fourth Amendment Borrower for any claims existing or arising through the date of the Fourth Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
On July 29, 2025, the Company entered into the Fifth Amendment, by and among Bank, the Company, SAVSU, and Sexton (the Company, SAVSU and Sexton, collectively, the “Fifth Amendment Borrower”). Pursuant to the Fifth Amendment and subject to the conditions set forth therein, Bank consented to adding PanTHERA as a borrower to the Loan Agreement and granted Bank a security interest in the assets of PanTHERA. The Fifth Amendment also made certain other ministerial changes to the Loan Agreement, contained customary representations and warranties of the Fifth Amendment Borrower and provided for a release of Bank by the Fifth Amendment Borrower for any claims existing or arising through the date of the Fifth Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
On October 6, 2025, the Company entered into Sixth Amendment by and among Bank and the Company, SAVSU, Sexton, and PanTHERA (collectively, the “Sixth Amendment Borrower”). Pursuant to the Sixth Amendment and subject to the conditions set forth therein, the Bank consented to the purchase of the convertible promissory note from the iPSC developer and the SAVSU Divestiture as required by the Loan Agreement and released its security interests in the assets of SAVSU and the outstanding membership interests of SAVSU arising under the Loan Agreement. The Sixth Amendment contained customary representations and warranties of the Sixth Amendment Borrower and provided for a release of the Bank by the Sixth Amendment Borrower for any claims existing or arising through the date of the Sixth Amendment, including, without limitation, those arising out of or in any manner connected with or related to the Loan Agreement.
On June 1, 2026 the Term Loan matured and the Company paid in full the remaining principal balance on the Term Loan in addition to a balloon payment of $1.2 million.
Long-term debt consisted of the following as of June 30, 2026 and December 31, 2025:

			June 30,	December 31,
(In thousands)	Maturity Date	Interest Rate	2026	2025
Term Loan(1)	Jun-26	7.0%	$—	$5,000
Total debt, excluding unamortized debt issuance costs			—	5,000
Less: unamortized debt issuance costs			—	(3)
Total debt			—	4,997
Less: current portion of debt			—	(4,997)
Total long-term debt			$—	$—
(1) As of December 31, 2025, the Term Loan was secured by substantially all assets of BioLife, Sexton, and PanTHERA other than intellectual property.

13.    Stock-based compensation
Service-based vesting stock options
The following is a summary of service-based vesting stock option activity for the six months ended June 30, 2026, and the status of service-based vesting stock options outstanding as of June 30, 2026:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Options	Wtd. Avg. Exercise Price	Options	Wtd. Avg. Exercise Price
Outstanding as of beginning of period	117,000	$2.22	127,000	$2.19
Exercised	(102,000)	1.89	(10,000)	1.83
Outstanding as of June 30, 2026	15,000	$4.43	117,000	$2.22

Stock options exercisable as of June 30, 2026	15,000	$4.43	117,000	$2.22
As of June 30, 2026, there was $0.4 million of aggregate intrinsic value of outstanding and exercisable service-based vesting stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2026. This amount will change based on the fair market value of the Company’s stock. The Company did not recognize stock compensation expense related to service-based options during the three and six months ended June 30, 2026 and 2025. The intrinsic value of service vesting-based awards exercised was $47 thousand and $1.9 million during the three and six months ended June 30, 2026, respectively, and $0.2 million during both the three and six months ended June 30, 2025. No service-based vesting options were exercised during the three and six months ended June 30, 2025. There were no service-based vesting options granted during the three and six months ended June 30, 2026 and June 30, 2025. The weighted average remaining contractual life of service-based vesting stock options outstanding and exercisable as of June 30, 2026 is 1.0 year. There were no unrecognized compensation costs for service-based vesting stock options as of June 30, 2026.
Restricted stock
Service-based vesting restricted stock
The following is a summary of service-based vesting restricted stock activity for the six months ended June 30, 2026, and the status of unvested service-based vesting restricted stock outstanding as of June 30, 2026:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of beginning of period	1,105,574	$18.62	1,295,640	$16.00
Granted	382,275	22.03	466,150	24.23
Vested	(288,597)	21.20	(246,268)	19.14
Forfeited	(60,246)	20.23	(16,473)	14.52
Non-vested as of June 30, 2026	1,139,006	$19.03	1,499,049	$18.06
The aggregate fair value of the service-based vesting awards that vested was $1.8 million and $6.1 million during the three and six months ended June 30, 2026, respectively, and $1.7 million and $6.1 million during the during the three and six months ended June 30, 2025, respectively.

The Company recognized stock compensation expense related to service-based vesting awards of $2.3 million and $5.1 million during the three and six months ended June 30, 2026, respectively, and $2.8 million and $5.5 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, there was $18.9 million in unrecognized compensation costs related to service-based vesting awards. The weighted average remaining recognition period over which these service-based vesting awards will be expensed is approximately 2.6 years.
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
On February 24, 2026, the Compensation Committee of the Board (the "Compensation Committee") determined the PSA attainment was 200% of the target number of restricted shares granted based on the achievement of the performance conditions set forth in the award. The recipient was granted 219,024 shares that vested upon the date of the Compensation Committee's determination of the PSA attainment. The aggregate fair value of the performance-based restricted stock award that vested during the six months ended June 30, 2026 was $4.3 million. No performance-based restricted stock awards vested during the three and six months ended June 30, 2025.

There was no stock compensation expense related to the PSA during the three and six months ended June 30, 2026. We recognized $0.9 million and $1.3 million in stock compensation expense related to the PSA during the three and six months ended June 30, 2025. There were no performance-based restricted stock awards granted during the three and six months ended June 30, 2026 and 2025.
Market-based restricted stock
The following is a summary of market-based restricted stock activity under the Company's stock plan for the six months ended June 30, 2026 and the status of market-based restricted stock outstanding as of June 30, 2026:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Shares	Wtd. Avg. Grant	Shares	Wtd. Avg. Grant
Outstanding as of beginning of period	477,200	$33.02	495,686	$25.69
Granted	355,420	27.17	451,801	32.91
Vested	(383,459)	27.30	(470,287)	25.19
Forfeited	(19,099)	39.13	—	—
Non-vested as of June 30, 2026	430,062	$33.01	477,200	$33.02
The following is a summary of key inputs to the Company's market-based restricted stock awards as of June 30, 2026:

						Fair Value Assumptions
	Grant Date	Target Shares	Vesting Range	Market Condition Period	FV of Award (in millions)	Volatility	Risk Free Rate	Dividend Rate	Attainment %	Vested Shares
2024 TSR(1)	3/8/2024	239,464	—% - 200%	1/1/2024 - 12/31/2025	$6.3	80%	4.6%	—%	156%	352,901
2025 TSR(2)	3/18/2025	250,252	—% - 200%	1/1/2025 - 12/31/2026	$9.8	60%	4.1%	—%	N/A	N/A
2026 TSR	2/24/2026	214,188	—% - 200%	1/1/2026 - 12/31/2027	$5.7	51%	3.4%	—%	N/A	N/A

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
We recognized stock compensation expense of $1.5 million and $3.6 million related to market-based restricted stock awards for the three and six months ended June 30, 2026, respectively, and $2.2 million and $3.2 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, there were $7.0 million in unrecognized non-cash compensation costs related to market-based restricted stock awards expected to vest. The weighted average remaining recognition period over which these market-based awards will be expensed is approximately 1.2 years.
The aggregate fair value of the market-based awards that vested was $10.0 million and $11.5 million for the six months ended June 30, 2026 and 2025, respectively. There were no market-based awards that vested during the three months ended June 30, 2026 and 2025, respectively.
Total stock compensation expense
Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, with awards generally vesting over a 4-year period, and forfeitures recognized as incurred. In accordance with ASC 350-40, stock compensation expenses allocable to intangible assets for internal use are capitalized. The Company recorded total stock compensation expense for the three and six months ended June 30, 2026 and 2025, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$116	$284	$291	$576
General and administrative costs	2,524	4,259	6,073	7,227
Sales and marketing costs	437	481	849	842
Research and development costs	777	683	1,447	1,044
Total	$3,854	$5,707	$8,660	$9,689
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
The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. The income tax benefit of $42.3 million for the six months ended June 30, 2026 resulted in an effective income tax rate of negative 1056.7%. Included in the $42.3 million of tax benefit was a discrete tax benefit of $42.4 million related to the release of the Company's valuation allowance.
The Company’s projected effective income tax rate excluding the impact, if any, of discrete items is 4.6%, which is lower than the U.S. federal statutory rate of 21% primarily due to the decrease in the valuation allowance on deferred tax assets related to the forecasted current year utilization offset by non-deductible executive compensation and state taxes.
The Company acquired the remaining equity of PanTHERA, a Canadian corporation, on April 4, 2025. The Company's projected effective income tax rate is 0% with respect to its Canadian jurisdiction, primarily due to research and development credits.
The Company monitors the realizability of its deferred tax assets, taking into consideration all relevant factors at each reporting period. As of June 30, 2026, based on the relevant weight of positive and negative evidence, including the Company's sustained profitability in recent years in addition to expected future taxable earnings, the Company concluded it is more likely than not that certain U.S. federal and state deferred tax assets are realizable. The Company in turn released $42.4 million of its valuation allowance associated with the U.S. federal and state deferred tax assets, except for those related to capital loss carryforwards and capital loss generating deferred tax assets. The Company continues to maintain a full valuation allowance of $3.5 million against the capital loss tax attributes as of June 30, 2026 due to the conclusion they are not more likely than not to be realized as these assets can only be utilized against future capital gains.
The Company is subject to income taxes in the U.S. and in Canada. Significant judgment is required in determining its provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against its net deferred tax assets that are not more likely than not to be realized. The determination of the realizability of deferred tax assets requires significant judgment in assessing the likelihood of future tax consequences. The Company relies on its assessment of projected future results of business operations, which includes uncertainty in future operating results, variable conditions impacting its ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. The Company's valuation allowance assessment is based on the best estimate of future results considering all available information. The Company previously maintained a full valuation allowance against its U.S. federal and state deferred tax assets due to historical cumulative losses and uncertainty regarding the realization of such assets. The Company will continue to evaluate all available evidence each reporting period and may adjust the valuation allowance in future periods if estimates of future taxable income or other relevant factors change.
15.    Net income (loss) from continuing operations per common share
Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under the treasury stock method. In periods when we have a net loss, common stock equivalents are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect.

The following table presents computations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and earnings per share data)	2026	2025	2026	2025
Basic and diluted earnings (loss) per common share
Numerator:
Net income (loss) from continuing operations	$45,104	$(15,321)	$46,290	$(15,050)

Denominator:
Weighted-average common shares issued and outstanding - Basic	48,866,822	47,798,146	48,663,807	47,468,266
Effect of dilutive securities	427,857	—	595,721	—
Weighted-average common shares issued and outstanding - Diluted	49,294,679	47,798,146	49,259,528	47,468,266

Net income (loss) per share from continuing operations
Basic	$0.92	$(0.32)	$0.95	$(0.31)
Diluted	$0.91	$(0.32)	$0.94	$(0.31)

Anti-dilutive shares	26,583	702,927	12,122	944,455
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
The CODM uses net income (loss) from continuing operations to evaluate income (loss) generated from the single reporting unit to monitor budget versus actual results and assess performance.
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
Concentrations of risk
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenue and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Customer A	10%	12%	*	*	*	*
Customer B	*	22%	*	*	*	*
Customer C	*	*	14%	16%	15%	18%
Customer D	36%	*	21%	18%	22%	15%
Customer E	*	*	12%	*	10%	*
*less than 10%
The following is a summary of revenue by major product family representing over 10% of the Company's total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Product revenue concentration	2026	2025	2026	2025
CryoStor	84%	80%	83%	82%
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by customers’ geographic locations	2026	2025	2026	2025
United States	81%	88%	80%	84%
Europe, Middle East, Africa (EMEA)	13%	7%	14%	11%
Other	6%	5%	6%	5%
Total revenue	100%	100%	100%	100%
All of the Company's long-lived assets, totaling $23.9 million as of June 30, 2026, are located within the United States.
In the three and six months ended June 30, 2026, one supplier accounted for 20% and 21% of purchases. In the three and six months ended June 30, 2025, no suppliers accounted for more than 10% of purchases.
As of June 30, 2026, three different suppliers accounted for 33%, 11%, and 11% of accounts payable, respectively. As of December 31, 2025, three different suppliers accounted for 28%, 18%, and 17% of accounts payable, respectively.
17.    Employee benefit plan
The Company sponsors 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company matches employee contributions in amounts to be determined at the Company’s sole discretion. The Company made $0.2 million and $0.4 million in contributions to this plan for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.3 million in contributions for the three and six months ended June 30, 2025, respectively.

18.    Subsequent events
The Company has evaluated events subsequent to June 30, 2026 through the date of this filing to assess the need for potential recognition or disclosure.
Repligen Merger Agreement
On July 21, 2026, the Company entered into the Merger Agreement by and among, the Company, Repligen, Merger Sub 1, and Merger Sub 2, pursuant to which Repligen will acquire, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, all of the outstanding shares of Common Stock, for $11.25 cash and 0.1442 shares of Repligen’s common stock, on a per share basis.
Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub 1 will be merged with and into the Company (the “First Merger”), with the Company surviving the First Merger as a direct, wholly owned subsidiary of Repligen (the “Surviving Company”), and immediately following the First Merger, the Surviving Company will be merged with and into Merger Sub 2 (the “Second Merger,” and, together with the First Merger, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a direct, wholly owned subsidiary of Repligen. As a result of the Mergers, we will cease to be a publicly traded company.
The Company, Repligen, Merger Sub 1 and Merger Sub 2 each made certain customary representations, warranties and covenants in the Merger Agreement, including, among other things, covenants by (i) the Company to use reasonable efforts to conduct its business in the ordinary course consistent with past practice, including by using reasonable efforts to preserve substantially intact its present business organization and material assets, and, except as otherwise consented to by Repligen in writing and subject to other exceptions, to refrain from taking certain actions specified in the Merger Agreement, and (ii) Repligen to use reasonable efforts to conduct its business in the ordinary course consistent with past practice, including by using reasonable efforts to preserve substantially intact its present business organization and material assets, and, except as otherwise consented to by the Company in writing and subject to other exceptions, to refrain from taking certain actions specified in the Merger Agreement, in each case, during the period between the execution of the Merger Agreement and consummation of the Mergers, subject to earlier termination of the Merger Agreement. The parties to the Merger Agreement also agreed to use reasonable best efforts to cause the conditions of the Mergers to be satisfied and to consummate the Mergers. The Company does not believe these restrictions will prevent meeting the Company's ongoing costs of operations, working capital needs, or capital expenditure requirements.
The consummation of the Mergers is subject to customary closing conditions, including (among others) (i) the adoption and approval of the Merger Agreement by the holders of a majority of the outstanding shares of Common Stock entitled to vote thereon (the “Stockholder Approval”) at a duly held meeting of the stockholders of the Company (the “Stockholders’ Meeting”); (ii) the absence of any adverse law or order that restrains, enjoins, makes illegal or otherwise prohibits the consummation of the Mergers (the “Restraint Condition”); (iii) the shares of Repligen common stock to be issued in the First Merger being approved for listing on The Nasdaq Stock Market; (iv) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the receipt of consents required under antitrust laws of specified jurisdictions (the “Antitrust Condition”); (v) the U.S. Securities and Exchange Commission (the “SEC”) having declared effective the Registration Statement on Form S-4 to be filed by Repligen, which will contain the proxy statement/prospectus of the parties in connection with the Mergers; (vi) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of the Company and Repligen contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement; and (vii) the absence of a continuing material adverse effect with respect to each of the Company and Repligen.
The Merger Agreement also provides that the Company is prohibited from initiating, soliciting, proposing, knowingly encouraging, or knowingly facilitating any competing transaction proposals from third parties or to engage in discussions or negotiations with third parties regarding any competing transaction proposals, subject to certain exceptions; however, the Company’s board of directors may change its recommendation of the Merger Agreement to its stockholders for adoption and approval in response to an unsolicited superior proposal or an intervening event if the Company’s board of directors determines in good faith that the failure to take such action would be inconsistent with the directors’ fiduciary duties under applicable law (a “Board Recommendation Change”).
The Merger Agreement also provides for certain termination rights for both Repligen and the Company, including, among others, (i) the right of either party to terminate the Merger Agreement if the Mergers have not been consummated prior to

5:00 p.m. New York time on January 31, 2027 (the “Outside Date”) (which date is subject to automatically extend by 180 days if the Antitrust Condition or the Restraint Condition (solely with respect to the HSR Act or other antitrust laws) is the only condition outstanding, or by 90 days if the SEC has not declared effective under the Securities Act of 1933, as amended (the “Securities Act”), the Registration Statement on or before November 30, 2026), (ii) the right for Repligen to terminate if, prior to receipt of the Stockholder Approval, the Company’s board of directors makes a Board Recommendation Change, (iii) by either party in the event that the Stockholder Approval is not obtained at the Stockholders’ Meeting, and (iv) by the Company if, prior to receipt of the Stockholder Approval, the Company’s board of directors approves entry into a definitive agreement for an unsolicited superior proposal. Upon termination of the Merger Agreement under certain specified circumstances, including the termination of the Merger Agreement by (x) Repligen if the Company’s board of directors makes a Board Recommendation Change, (y) the Company in order for the Company to enter into definitive agreement for an unsolicited superior proposal or (z) (I) either party for failure to obtain the Stockholder Approval and a competing transaction proposal was publicly announced and not withdrawn five business days prior to the Stockholders’ Meeting, or (II) the Company terminates on account of the Outside Date if Repligen would have been permitted to terminate for the Company’s breach or Repligen terminates due to a breach by the Company and, prior to either termination set forth in this clause (II), a competing transaction proposal has been communicated to the Company’s board of directors and not withdrawn five business days prior to such termination and, following a termination set forth in clause (I) or (II), within 12 months of the termination date, the Company enters into a definitive agreement for, or consummates, a competing transaction proposal, the Company may be required to pay Repligen a termination fee of $59.0 million.
The Merger is expected to close in the fourth quarter of 2026, subject to customary regulatory approvals and closing conditions, including those described above.
For additional information related to the Merger Agreement, please refer to the Current Report on Form 8-K filed with the SEC on July 22, 2026.
Convertible Promissory Note
On July 1, 2026, the Company’s investment in the convertible promissory note and the accrued interest, was converted into preferred shares of the unrelated third-party company. The fair value of the preferred shares received upon conversion as of July 1, 2026 approximated the fair value of the convertible promissory note as of June 30, 2026.

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
On July 21, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among, the Company, Repligen Corporation, a Delaware corporation (“Repligen”), Bravo Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of Repligen (“Merger Sub 1”) and Bravo Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of Repligen (“Merger Sub 2”), pursuant to which Repligen will acquire, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, all of the outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for $11.25 cash and 0.1442 shares of Repligen’s common stock, on a per share basis. Pursuant to the Merger Agreement, following consummation of the Merger, we will be a wholly-owned subsidiary of Repligen. As a result of the Merger, we will cease to be a publicly traded company. For additional information on the Merger Agreement, see Note 18: Subsequent events within the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
During the three months ended March 31, 2026, we changed our inventory valuation method. At December 31, 2025, we valued biopreservation media inventory at cost or, if lower, net realizable value, using the specific identification method. For thaw inventory, we utilized cost or, if lower, net realizable value, using the average costing method. All other inventory was valued using cost or, if lower, net realizable value, using the first-in, first-out method. As of March 31, 2026 and subsequent periods, all inventories are now valued at cost or, if lower, net realizable value, using the weighted average costing method. We believe this change is preferable as it provides a consistent, uniform costing method for all inventories across the Company and improves comparability with peers. These changes did not have a material effect on inventory, net, cost of revenue, or net income for all periods presented; therefore, prior comparative financial statements have not been restated.
Results of operations
The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the related footnotes thereto.

Revenue
Total revenue for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$28,466	$23,438	$5,028	21%	$55,966	$45,492	$10,474	23%
Revenue was $28.5 million for the three months ended June 30, 2026, representing an increase of $5.0 million, or 21%, compared with the same period in 2025.
Revenue was $56.0 million for the six months ended June 30, 2026, representing an increase of $10.5 million, or 23%, compared with the same period in 2025.
The increase in revenues for both the three and six months ended June 30, 2026 compared to the same periods in the prior year is largely driven by an increase in customer demand for our biopreservation media products.
Cost of revenue and Gross margin
Total costs and operating expenses for three and six months ended June 30, 2026 and 2025 were composed of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$28,466	$23,438	$5,028	21%	$55,966	$45,492	$10,474	23%
Cost of revenue	10,179	8,203	1,976	24%	20,182	15,457	4,725	31%
Gross profit	$18,287	$15,235	$3,052	20%	$35,784	$30,035	$5,749	19%

Gross margin	64%	65%		(1)%	64%	66%		(2)%
Cost of revenue increased $2.0 million, or 24%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase during the three and six months ended June 30, 2026 is primarily due to the increase in sales compared to the same period in the prior year in addition to an increase in sales in lower margin products.
Cost of revenue increased $4.7 million, or 31%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase during the the six months ended June 30, 2026 was largely driven by the increase in sales compared to the same period in the prior year in addition to an increase in sales in lower margin products.
Gross margin decreased by 1% for the three months ended June 30, 2026 compared to the same period in 2025.
Gross margin decreased by 2% for the six months ended June 30, 2026 compared to the same period in 2025.

The decrease in Gross margin for both the three and six months ended June 30, 2026 compared to the same periods in the prior year is primarily due to a less favorable product mix compared to the same period in the prior year.
Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
General and administrative	$10,694	$11,232	$(538)	(5)%	$22,901	$22,582	$319	1%
Sales and marketing	2,782	2,577	205	8%	5,308	5,020	288	6%
Research and development	2,958	1,965	993	51%	5,608	3,404	2,204	65%
IPR&D expense	—	15,521	(15,521)	(100)%	—	15,521	(15,521)	(100)%
Intangible asset amortization	157	66	91	138%	242	132	110	83%
Total operating expenses	$16,591	$31,361	$(14,770)	(47)%	$34,059	$46,659	$(12,600)	(27)%
General and administrative expenses
General and administrative (“G&A”) expenses consist primarily of personnel-related expenses, stock-based compensation, professional fees, such as accounting and consulting fees, and corporate insurance.
G&A expenses decreased $0.5 million, or 5%, for the three months ended June 30, 2026 compared to the same period in 2025. The decrease for the three months ended June 30, 2026 is primarily driven by a decrease in stock compensation expenses compared to the same period during the prior year, partially offset by an increase in acquisition costs.
G&A expenses increased $0.3 million, or 1%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase for the six months ended June 30, 2026 is primarily driven by an increase in acquisition and consultation costs compared to the same period during the prior year, partially offset by a decrease in stock compensation expenses.
Sales and marketing expenses
Sales and marketing (“S&M”) expenses consist primarily of personnel-related costs, stock-based compensation, consulting, advertising, and travel expense.
S&M expenses increased $0.2 million, or 8%, for the three months ended June 30, 2026. The increase for the three months ended June 30, 2026 is primarily due to an increase in consultation costs compared to the same period in the prior year.
S&M expenses increased $0.3 million, or 6%, for the six months ended June 30, 2026. The increase for the six months ended June 30, 2026 is primarily due to an increase in consultation and personnel expenses.
Research and development expenses
Research and development (“R&D”) expenses consist primarily of personnel-related costs, consulting, research supplies, and milestone expenses related to third-party research agreements.
R&D expenses increased $1.0 million, or 51%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase for the three months ended June 30, 2026 is primarily driven by an increase in testing costs and personnel costs from an increase in headcount.
R&D expenses increased $2.2 million, or 65%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase for the six months ended June 30, 2026 is primarily driven by an increase in personnel costs, including stock compensation, from an increase in headcount in addition to an increase in depreciation expense.

IPR&D expense
IPR&D expense during the three and six months ended June 30, 2025 consists of the immediate $15.5 million expense of the IPR&D asset we acquired in the PanTHERA Transaction. For additional information on the details of the PanTHERA Transaction, see Item I, Note 2: Acquisition within the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Intangible asset amortization expense
Intangible asset amortization expense consists of charges related to the amortization of intangible assets associated with the acquisitions in which we acquired definite-lived intangible assets.
Other income
Total other income for the three and six months ended June 30, 2026 and 2025 was composed of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest income, net	994	684	$310	(45)%	$2,035	$1,365	$670	49%
Other income	63	247	$(184)	(74)%	242	349	(107)	(31)%
Total other income, net	$1,057	$931	$126	(14)%	$2,277	$1,714	$563	33%
Interest income, net
Interest income, net incurred during the three and six months ended June 30, 2026 related primarily to the Term Loan (as defined in Note 12: Long-term debt, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) and indirect tax liabilities. We also earn interest on cash held in our money market account and available-for-sale securities. The increase in our interest income, net during the three and six months ended June 30, 2026 can be attributed to the increases in interest income from our available-for-sale securities compared to the same periods in 2025 in addition to the maturity of our long-term debt balance during the three months ended June 30, 2026, decreasing interest expenses when compared to the same periods in 2025.
Other income
Other income consists of various non-cash income and expenses, primarily reflecting activity in the accretion or amortization of our available-for-sale securities and other investments. The decrease in other income during the three and six months ended June 30, 2026 is primarily due to a decreased amount of accretion of our available-for-sale securities investments compared to the same periods in the prior year.
Liquidity and capital resources
On June 30, 2026 and December 31, 2025, we had $113.1 million and $120.2 million in cash, cash equivalents, and available-for-sale securities, respectively.
On July 21, 2026, we entered into the Merger Agreement with Repligen, Merger Sub 1, and Merger Sub 2, pursuant to which Repligen will acquire, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, all of our outstanding shares of Common Stock, for $11.25 cash and 0.1442 shares of Repligen’s common stock, on a per share basis. In connection with the Merger Agreement, we could be required to pay a termination fee of approximately $59.0 million under specified circumstances in the Merger Agreement. We do not believe that if we were required to pay such termination fee that these restrictions would prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements. For additional information on the Merger Agreement, see Note 18: Subsequent events within the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
On June 1, 2026 our Term Loan (as defined in Note 12: Long-term debt, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) matured and the Company paid in full the remaining principal balance on the Term Loan in addition to a balloon payment of $1.2 million.
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
Cash flows

	Six Months Ended June 30,
(In thousands)	2026	2025	$ Change
Operating activities	$5,857	$9,095	$(3,238)
Investing activities	(3,409)	(66,709)	63,300
Financing activities	(11,489)	(5,870)	(5,619)
Net decrease in cash and cash equivalents	$(9,041)	$(63,484)	$54,443
Net cash provided by operating activities
Net cash provided by operating activities was $5.9 million during the six months ended June 30, 2026 compared to $9.1 million provided by operating activities during the six months ended June 30, 2025. The decrease in net cash provided by operating activities was primarily due to the timing of collection and disbursement of working capital related items in accounts receivable, inventories, and accrued expenses.
Net cash used in investing activities
Net cash used in investing activities totaled $3.4 million during the six months ended June 30, 2026 compared to $66.7 million used in investing activities for the six months ended June 30, 2025. The decrease in net cash used in investing activities was primarily driven by a decrease of $28.9 million in purchases of our investments in available-for-sale marketable securities compared to the same period in the prior year and the $10.2 million in cash we invested in the prior year on the IPR&D asset of PanTHERA. There was additionally an increase of $20.2 million in maturities of available-for-sale securities, providing a greater offset to purchases of available for sale securities than in the prior year.

Net cash used in financing activities
Net cash used in financing activities totaled $11.5 million during the six months ended June 30, 2026, compared to $5.9 million used in financing activities during the six months ended June 30, 2025. The increase in net cash used in financing activities was primarily the result of our election to cover minimum statutory tax withholding obligations for the vesting of share based awards in cash rather than through sell-to-cover transactions. This used $6.7 million in cash compared to the prior year. For additional information on our election, see Note 13: Stock-based compensation within the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Contractual obligations
Our material cash requirements include contractual and other obligations which we previously disclosed within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Other than the contractual obligation listed below, there have been no significant changes to these obligations in the three months ended June 30, 2026.
Purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable pricing provisions and the approximate timing of the transactions. As of June 30, 2026, our total short-term obligations were $16.3 million.
Item 3. Quantitative and qualitative disclosures about market risk
For information regarding our exposure to certain market risks, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our market risk exposure during the three months ended June 30, 2026.
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, we implemented the NetSuite Design-to-Build module which allowed us to 1) automate our tracking of inventory quantity and valuation of inventory under the weighted-average costing method and 2) streamline our purchasing and manufacturing procedures across product lines.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that would have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

2.1*
Agreement and Plan of Merger, dated July 21, 2026, by and among BioLife Solutions, Inc., Repligen Corporation, Bravo Merger Sub I, Inc., and Bravo Merger Sub II, LLC. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 22, 2026).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Company specifically incorporates the foregoing information into those documents by reference.

*	Portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any omitted exhibits and schedules to the SEC upon its request; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.

**	In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLIFE SOLUTIONS, INC.

Date: August 6, 2026	/s/ Troy Wichterman
Troy Wichterman
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)